Form 10KSB40
period 1995-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1996-12-18
CIK 869531

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1995
                          Commission file number 023726

                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                     84-1116515
   ----------------------                           ------------------
  (State of incorporation)                         (I.R.S. Employer
                                                    Identification No.)

             4949 South Syracuse Street, Ste. #300, Denver, CO 80237
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (303)694-6101

               Securities registered pursuant to Section 12(b) of
                                    the Act:

                            Title of each class: None
                                                 ----
                 Name of each exchange on which registered: N/A
                                                            ---
               Securities registered pursuant to Section 12(g) of
                                    the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes          No  X
                          ----        ----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       ----
State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                            Yes                X  No
                      -----                 -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995 was $5,193,334, based upon the closing price of the common stock on December 31, 1995.

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1995: 38,478,675*.

*an additional 745,833 common shares were issuable at year end.


DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of this Form 10-K into which the document is incorporated: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.

                                     PART 1

Item 1.           Business Development


HISTORY


     Golden Eagle International, Inc., formerly Beneficial Capital Financial Services Corp. (hereinafter referred to as the "Registrant") is a development stage company, incorporated pursuant to the laws of the State of Colorado on July 21, 1988. Prior to the change of control, described in subsequent paragraphs, which occurred on November 8, 1994, the Registrant was engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Central and South America. Since the change in control, the Registrant intends to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties.

     The business activities of Registrant for the fiscal year ended December 31, 1995 were limited to attempting to negotiate, evaluate and purchase several mining projects. Registrant had no revenues for the fiscal year ended December 31, 1995. Consequently, a description of the Registrant's prior business activities from inception through December 31, 1994, in view of the change of control and a complete change of the Registrant's primary business activities, is considered by management immaterial to an informed understanding of Registrant's current business operations and status.

     On  February  2,  1995,   Registrant  changed  its  name  to  Golden  Eagle
International, Inc.

REORGANIZATION

     On November 8, 1994, a change of control of Registrant occurred by virtue of the issuance of shares of authorized but unissued shares, the appointment of two new directors of the incumbent Board of Directors and the appointment of new Officers of Registrant.

     The Registrant issued 20,000,000 (adjusted post split on a 5 for 1 basis) common restricted shares to Golden Eagle Mineral Holdings, Inc., a Colorado corporation controlled by Mary Erickson, the President and a Director. Consideration for the issuance of such shares was the delivery of a Secured Corporate Promissory Note in the amount of $25,000.00 at ten percent (10%) interest, due on demand.

     In addition, the Registrant agreed and appointed to its existing Board of Directors consisting of Messrs. Robert A. Hildebrand and Kenneth P. Bottoms two additional directors consisting of Ronald A. Knittle and Mary A. Erickson. Ronald A. Knittle was appointed President and Chief Executive Officer and Mary
A. Erickson was Secretary and Treasurer. Robert A. Hildebrand and Kenneth Bottoms resigned as directors in 1994 and 1995, respectively.

     Other than as specified herein there were no other arrangements or understandings among the members of both the former and new control group and their associates with the respect to election of directors or other matters except that Registrant intends to convene a special meeting of the shareholders for the purposes of electing a new slate of directors, to approve other matters as deemed necessary, essential or appropriate.

(b)      BUSINESS OF ISSUER


General Information

Former Business

     From inception to November, 1994, Registrant was engaged in the business of providing financial services to emerging growth companies in the United States, and also contemplated such activities for companies in developing countries. Registrant's activities during this period of time for such activities were insignificant in nature and amount. Registrant's total revenues from such activities amounted to only Twenty Two Thousand One Hundred Sixteen Dollars ($22,116.00) while incurring operating losses of Two Hundred Sixty Three Thousand Eight Hundred Fifty Six Dollars ($263,856.00) for the same. (See "Financial Statements").

Business Activities in Mining

     Management of Registrant acquired control on November 8, 1994. Activities of management were primarily devoted to organizational matters following the change in control and the identification of precious mineral properties which it deemed suitable for evaluation and possible acquisition.

Plan of Operation

     Registrant's plan of operation is to engage in the business of evaluating, acquiring, developing, owning, and operating gold, mineral and other precious mineral properties. Registrant will also, in accordance with industry custom, when the opportunity is available, enter into partnerships, business associations and other arrangements to directly or indirectly, jointly and with others, engage in similar activities with a view toward becoming a fully operating mineral exploration, development and marketing company.

     During the fiscal year ended December 31, 1994, Registrant commenced its initial activities toward this objective. Such activities were exclusively concentrated on negotiating the acquisition of mineral properties or interests in mineral properties which had the potential of commercial development and production, in the opinion of management, and deemed worthy of continued corporate activities to acquire such properties.

     An affiliate of Registrant entered into a Letter of Intent with Mineral Mountain Mining Co. to acquire a 50% equity interest in Mineral Mountain Mining Co., which is the owner of the Silver Bar Mine, located near Apache Junction, Arizona. In that connection and in reliance upon representations made, and in anticipation of the closing of a definitive agreement in the first quarter of 1995, affiliates of Registrant advanced substantial funds to Mineral Mountain Mining Co. Registrant commenced preparation of documentation and continued negotiations of technical matters relating to the acquisition during late 1994 and early 1995.

     During this time, Registrant became aware of undisclosed unfavorable facts concerning the proposed acquisition which it considered material to its decision and which had induced it to enter into the Agreement. MMMC refused to enter into a definitive agreement. Registrant, in view of such facts, declined to close the transaction. Consequently, no acquisition of the property was made.

     As of the date of this report, Registrant has abandoned efforts to acquire the property. Registrant has filed a lawsuit in Arizona to recover monies advanced toward acquisition of this property. (See Item 3).

     In addition, Registrant entered into negotiations to acquire a precious metals property known as the Long Point Placer Mining claims, Parcels I and II, located in Siskiyou County, California. Registrant proposed to acquire all of the assets and assume certain of the liabilities of Cash Plus Mining, LP., a Missouri Limited Partnership which owned the property. An Asset Purchase Agreement dated December 28, 1994, between an affiliate of Registrant, Cash Plus Mining, L.P. and F.R.S., Inc., its Corporate General Partner and all limited partners, was signed by an affiliate of Registrant and the Corporate General Partnership of Cash Mining, L.P., on December 31, 1994. Cash Plus Mining, L.P. thereafter undertook procedures to have the Agreement approved by its Limited Partners on or about January 28, 1995.

     During November, 1994, Registrant negotiated for the acquisition of a precious minerals property known as the Evergreen Nos. 1 through 12 unpatented lode mining claims located in Siskiyou County, California. The property is owned by Mark 1 Limited, a Delaware corporation.

     Mark I Limited on December 4, 1994, confirmed to Registrant that a Letter of Intent dated November 29, 1994 was acceptable and the preparation of the definitive agreement commenced.

     These transactions have been abandoned, due to unsatisfactory due diligence results.

History of Prospective Mineral Property Area in Bolivia

     More than ten thousand years ago, an ancient river flowed from the Cordillera Real Mountains at the base of the Andes to the tropical jungle area where it converged with two other rivers. This ancient river, known today as the Tipuani River, carried with it deposits of gold which were disbursed in its bed and laid to rest along the its length, from the head of the river to the convergence. As time passed, these deposits were covered by other alluvial deposits as the valley filled with material washed away from the surrounding mountains with each season's flooding and erosion. Containing significant amounts of the associated deposits, for centuries the river was one of the Incan Empire's sources of gold, which was the basis of their monetary system.

     In 1562, Juan de Roda arrived at Roman Playa near Tipuani, Bolivia. This was the first colonial expedition to the Tipuani River. Exploitation reached Chuqini in 1580 and Tipuani in 1602. The Tipuani River, as previously mentioned, held significant deposits of gold from the surface down to the ancient riverbed, known as the Paleocanal, up to 1,200 ft. below the surface.

     Early in the 19th century the first attempts at large-scale mining were made by Ildefonso Villamil. Villamil produced more than 150,000 ounces of gold from several areas upstream from Tipuani from 1813 to 1833 and again from 1850 to 1866. The first attempts at mechanization were made with the use of water pumps in 1840 by J. Wheathey, an Irishman.

     Heavy equipment was not introduced in the area until near the end of the 19th century. In 1898, the Incahuira Dredging Company brought machinery and a dredge to the nearby Kaka River. But it was the "Compania Aramayo de Minas" which conducted major mining activities between 1936 and 1949, putting the main emphasis on the exploration and exploitation of the "Old Channel" of the Paleotipuani. Since 1952 (following the nationalization of the mines and the forced return of all gold concessions held by Aramayo to the State on November 7 of that year) and until 1961, the gold placers of the Tipuani Valley were exploited by groups controlled by the Banco Minero, which bought the gold. In 1961 the government annulled all previous licenses and granted juridical personality to cooperatives, which in 1963 formed the "Federacion Regional de Cooperativas Auriferas", which is currently exploiting the placer deposits.

Current Status of Company Interests

     In October, 1995 the Registrant began reviewing potential mining opportunities in Bolivia. A site visit to the Tipuani River Basin followed in December, with representatives of the Registrant traveling to Cangalli, approximately 2 km downriver from Tipuani. Included in the expedition was an independent geologist hired to evaluate the Cangalli area and determine the project's feasibility. This consultant reported that the area merited further study.

     Based on this favorable report, along with other pre-existing reports on the Tipuani area, the Registrant formed a majority-owned Bolivian subsidiary, Golden Eagle Bolivia Mining, S.A. ("GEBM"), of which Registrant initially owned 74% and later acquired an additional 19% from its Bolivian partners. This new entity entered into an agreement with Unidas Cooperativa Cangalli Ltda. for the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (4,810 acres). The Registrant then began to assist in the clean-up of the cooperative's title interests in the concessions to ensure that the contract between the Company and cooperative could be protocolized by the Notary of Mines in La Paz.

     For strategic reasons involving Registrant's partners involved in GEBM, the Registrant's directors elected to form a new majority-owned Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB"), in October 1996. Registrant owns 84% of EMB, Registrant's current president owns 3%, and Lic. Rene Velasquez owns 13%. EMB subsequently assumed GEBM's contract rights and proceeded to renegotiate the contract with the cooperative, which was protocolized with the Notary of Mines in La Paz on November 11, 1996.

     Giovanni Viscarra, a geologist with regional experience in the Tipuani River Valley of Bolivia, was hired by GEBM as chief geologist and mine superintendent. Lic. Rene Velasquez soon joined Golden Eagle Bolivia Mining, S.A. as president. Lic. Velasquez is an economist who has served as head of collections for the Bolivian Internal Revenue Service, as well as being in charge of the development corporation for the State of La Paz. Velasquez has run his own construction/mining company, which has worked extensively in the Tipuani River Basin. Both Viscarra and Velasquez assumed their respective positions in the new Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. Lic. Velasquez has also run his own construction/mining company, which has worked extensively in the Tipuani River Basin. Both Viscarra and Velasquez assumed their respective positions in the new Bolivian subsidiary, Eagle Mining of Bolivia, Ltd.

     Principal products or services and their markets. Registrant has not yet commenced operation of its proposed business activities as a gold, silver, precious minerals, exploration, development and marketing company. When such activities are commenced, its principal products obviously will be such minerals. In November of 1995 the Registrant became aware of certain gold placer concessions along the Tipuani River in Bolivia about 100 kilometers northeast of La Paz. These concessions were owned by Unidas Cooperativa Cangalli Ltda. and had been worked on a limited basis under primitive conditions. The Registrant employed the services of Echo Gold, Inc. of Denver, Colorado to travel to Cangalli and evaluate the presence of gold or silver deposits. After study, testing and sampling, Echo Gold submitted its report to the Registrant and it recommended that the property warranted further evaluation. The Registrant, under its majority owned subsidiary, Golden Eagle Bolivia Mining, S. A., signed an agreement with Unidas Cooperativa Cangalli Ltda. on January 25, 1996 to explore and mine the properties and market any subsequent precious metals that could be extracted from the property. The Registrant purchased and shipped some limited equipment to help in the evaluation of the property. It also continued an existing exploration shaft directed toward an ancient paleocanal that in other areas had been known to contain significant deposits of gold.

     Distribution methods of the products or services. When, if ever, Registrant is successful in commencing and maintaining operations in its proposed business activities, it will utilize distribution methods which are customarily employed within the mineral industry. Registrant does not contemplate that it would be employing any distribution methods which would be considered innovative or unusual. The Registrant has established, through its legal counsel in Bolivia, buyers for any precious metals that it may be successful in producing from its properties in Bolivia. The Registrant has not yet determined if it will sell these precious metals to the local buyers or if it will ship the metals to other worldwide locations for sale to various well-known refiners.

     Status of any publicly announced new product or service. Not applicable.

     Competition business conditions and the small business issuer's competitive position in the industry and methods of competition. Registrant is an insignificant participant among the firms which engage in the same line of business which Registrant has chosen as its principal area of business concentration. Many of the competitors of the Registrant are companies with significantly greater financial and personnel resources and technical expertise than the Registrant. The combined financial resources and management experience of Registrant's officers and directors are very limited and Registrant has and will continue to encounter substantial competitive disadvantages compared to Registrant's competitors.

     Sources and availability of raw materials and the names of principal suppliers. As of December 31, 1995, the Company had no raw materials needs. If it ever conducts mining operations, in Bolivia or elsewhere, it will need mining equipment and supplies. Such items are often in short supply and may be unavailable. In addition, high import tariffs may make mining equipment either very expensive or of restricted availability due to import difficulties.

     Dependence on one or a few major customers. The Registrant is currently dependent upon one contract with Unidas Cooperativa Cangalli Ltda. to explore, develop, and mine 11 concessions along the Tipuani River in Bolivia, and market precious metals which may be produced therefrom. The Registrant has not commenced its business activities on any other property nor can there be any assurances that there will be any other properties in the future.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration. Registrant, through its majority owned subsidiary, has contracted for 11 concessions along the Tipuani River to explore, develop, and market precious metals that it may be able to extract from the properties involved in the concessions. In the same contract the Registrant's subsidiary has granted an 18% royalty to Unidas Cooperativa Cangalli Ltda. in exchange for the rights to the concessions. The Duration of the contract between the Registrant's subsidiary and Unidas Cooperativa Cangalli Ltda. is for 25 years with an automatic extension for another 25 years. The Company made a financial commitment to spend $3 million on the mining project within 390 days from October 28, 1996.

     Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process. Neither the Company, nor either of its operating subsidiaries, Golden Eagle Bolivia Mining, S.A., or Eagle Mining of Bolivia, Limited, are obligated to receive approval of their principal products or services. Some activities in which the Company's subsidiaries are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. However, the Unidas Cooperativa Cangalli Ltda. has had those permits for many years, and the Company's subsidiaries are allowed to piggy-back onto those permits and any others which are occasionally required for moving heavy equipment, etc.

     Effect of existing or probable governmental regulations on the business. Registrant intends to concentrate its immediate efforts in developing its Bolivian mineral prospect and obtain all necessary governmental approvals. The effect of such governmental regulations on its business should not cause Registrant to incur any delays in commencing operations but may directly affect its ability to continue operations once commenced. It is impossible at this time to determine within any reasonable degree of certainty the effect of such regulations on its proposed business.

     Research and development activities. Registrant does not intend to engage in any research and development activities.

     Costs and effects of compliance with environmental laws. Registrant proposes to engage in an industry which is historically subject to assertive, time consuming, and expensive compliance with environmental law. There is and can be no assurance that Registrant, with its small financial resources and limited personnel, will be able to comply with such environmental laws and yet operate in a commercially profitable manner.

     Number of total employees and number of full time employees. Registrant at year end employed five (5) persons consisting of its officers and office personnel. In addition, it had at year end several part time employees who act as consultants and advisors to the Registrant. Such consultants and advisors include persons providing expertise in disciplines directly related to mining activities.

Item 2.           Property

     The Registrant has its executive offices at 4949 South Syracuse, Suite 300, Denver, Colorado 80237. These offices are leased from a nonaffiliated third party. Registrant utilizes at no cost computer, fax machine and other general office furnishings, owned by Mary A. Erickson, located on the premises.

Item 3.           Legal Proceedings

         At year end  there  were no  actual  or  threatened  legal  proceedings
         against  Registrant,  any  Officer,  Director,   affiliate,  except  as
         follows:

                  There is an active civil investigation of the company and its officers by the Denver Regional Office of the Securities and Exchange Commission into violations of the Securities Act of 1933 and Securities Exchange Act of 1934. There is no disposition at this date but it could result in SEC actions against the Company and its officers, directors, or control shareholders for injunctive relief and penalties.

                  The Company is Plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. The Company sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. Trial has not been set and the case remains pending in the discovery stage. The future outcome cannot be predicted at this time.

During 1995, the Company engaged a person it believed was an independent mining engineer, Timothy Trites, as a consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling $78,440. The Company believes that the consultant misrepresented qualifications as a mining engineer, did not provide the services contracted, usurped business opportunities, and interfered with the Company's business opportunity. No litigation has been filed to date between the parties and the Company is still assessing its position. An evaluation as to the outcome of this matter cannot be made at this time.

Item 4.           Submission of Matters to a Vote of Security
                  Holders


     On January 29, 1995, a Special Meeting of Shareholders was called and conducted pursuant to Section 14 of the Securities Exchange Act of 1934. Shareholders voted to amend Registrant's Articles of Incorporation as follows:

         (1)      To  change  the  name  of  the  Corporation  to  Golden  Eagle
                  International, Inc. The change of name was effective on February 2, 1995, when the Articles of Amendment to the Articles of Incorporation were filed with the Secretary of State of the State of Colorado.


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The following table shows the high and low bid of Registrant's Common Stock during the last three years.

1993                                Low Bid                            High Bid
----                                -------                            --------
First Quarter                       did not trade
Second Quarter
Third Quarter
Fourth Quarter

1994                                Low Bid                            High Bid
----                                -------                            --------
First Quarter                       did not trade
Second Quarter                      did not trade
Third Quarter                       did not trade
Fourth Quarter                      $2.50                              $6.25

1995                                Low Bid                            High Bid
----                                -------                            --------
First Quarter                       $.125                              $5.50
Second Quarter                      $.1875                             $.75
Third Quarter                       $.21875                            $.53125
Fourth Quarter                      $.125                              $.43275

(b) Holders

     As of December 31, 1995, there were 541 shareholders of record of the Registrant's Common Stock.

     On January 10, 1994, Registrant held a special shareholders meeting and approved a 150 to 1 reverse split reducing issued and outstanding shares to 1,123,500. After a change in control previously described, the Board of Directors, pursuant to the Business corporation Act of the State of Colorado, on

December 6, 1994, authorized and declared a forward five-for-one (5 for 1) split of the then 5,123,500 issued and outstanding Common Stock of the Registrant, thereby increasing issued and outstanding to 25,617,500. Notwithstanding such forward split the par value and the authorized capital of Registrant remain unchanged.

     Registrant is authorized to issue Eight Hundred Million (800,000,000) shares par value of $0.0001 Common Shares. In addition, Registrant is authorized to issue Ten Million (10,000,000) Preferred Shares par value $0.001. No shares of Preferred Stock have been issued.

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The Company incurred expenses in substantially greater amounts in 1995 than in 1994, due to its attempts to negotiate, evaluate and attempt to acquire mineral prospects, none of which had been accomplished at year end 1995. The Company incurred $250,830 in contract labor, professional fees of $10,754, $67,108 in consulting fees and legal fees of $51,284. Promotion and Public Relations costs of $44,709 and stock transfer fees of $24,122 were incurred. Airfare and travel costs of $55,487 were expended. The Company issued stock or agreed to issue for various services rendered in the amount of $171,983, some of which involved consulting service and some of which was for service in planning capital formation. This compares to 1994 in which expenses were $114,212 as a large growth of expenses for 1995 (totalling $815,507) over the nominal operations of 1994. The expenses for 1995 exceeded 1994 by over 700%.

     In 1995 the Company was reliant upon loans and advances from its officers or relatives of officers for most of the funding for its operations.

     The Company had no operational revenue and the Company would in the year 1996 be dependant upon loans to fund expenses, unless equity capital sources could be found. As of year end, there was no immediate prospect of revenue from any company business or operations.

     The Company had no capital resources, nominal assets, and minimal cash on hand at year end.

         Comparison of Results of Operation for the Fiscal Years
         Ended December 31, 1994 and 1993

     During the fiscal year ended December 31, 1994, the Registrant realized a net loss on operations of $119,354 compared to $908,130 for the fiscal year ended December 31, 1995. In 1994, $899 in interest income was generated from business loans and in 1995 no revenue was generated.

     Until such time as the Registrant is able to generate additional capital, management believes that the Registrant will not generate profits from its current business, due primarily to the nominal amount of capital available to the Registrant. Management further believes that the Registrant's results from operation in 1994 and 1995 may not be indicative of future operations.

     Operating expenses increased during 1995 to $815,507 compared to 1994 at $114,212 as a result of the increase in administrative, travel and professional costs involved in negotiating and evaluating potential mining prospects. In addition, only in 1995 did the Company begin activities in mineral prospect analysis and evaluation and incurred greatly increased expenses as a result of its attempts to negotiate, evaluate and acquire mineral prospects. It had to write off $78,000 in expenditures for the Mineral Mountain/Arizona proposed acquisition. It issued or agreed to issue stock for services of $171,983 in relation to operations and attempts to find mining properties. Accounts payable increased by $215,516 related to ongoing operations. It wrote off a loan to an investment advisor of $15,000. It received advances or loans from officers and related parties of $297,846 and repaid $168,811 of such loans or advances. It issued stock, and agreed to issue stock related to financing activities that the company valued at $391,693. The Company issued notes for funds advanced of $110,422.

     The trend that the Company perceives is that expenses will continue at an even greater rate if the Company continues its efforts to acquire and begin limited exploration operations on its Bolivian prospect.

     The Company has no capital resources at this point to provide future operating capital, and any operations may be severely limited and impaired by the lack of capital.

     Further, the Company anticipates that it will be required by contract to make capital commitments in order to acquire and explore any mineral prospect, without having any sources for such capital committed.

     The terms of the Company agreement with the Cangalli cooperative require the expenditure of $3,000,000 USD to develop and exploit the prospect within 390 days from October 28, 1996, or the agreement will be null and void.

(b)      Liquidity and Capital Resources

     The Registrant has no liquidity or capital resources at 1995 year end. Registrant had a working capital and shareholders' deficit as of December 31, 1995, and has incurred substantial losses since its inception. Its ability to continue as a "going concern" (which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business) will depend upon obtaining suitable significant additional financing to satisfy its obligations and continue its activities.


Item 7.           Financial Statements and Supplementary Data


                  Please refer to pages F-1 through F-12.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with the former auditors on any matters of accounting principles, practices or financial statement disclosures during 1995.


                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a) of the Exchange Act.


     The following table sets forth certain information concerning the Directors and Executive Officers of the Registrant as of December 31, 1995.


Name                                                        Age              Position          Office           Office
----                                                        ---              --------          Period           Term
                                                                                               ------           ------
Ronald A. Knittle ........................................   43   President, Chief Executive   11-8-94*
                                                                  Officer, Chairman of the                                     Board
                                                                  of Directors & Director

Mary A. Erickson .........................................   38   Secretary/Treasurer &        11-8-94/Present**
                                                                  Director

         *Note: Resigned May 4, 1996 as an Officer and Director

         **Note: Became President as of July 4, 1996

     Directors are elected at the annual meeting of shareholder to serve for a period of one year or until their successors are elected and have qualified.

Vacancies on the Board of Directors are filled by the Board of Directors. Officers serve at the discretion of the Board of Directors.

Family Relationships. Ronald A. Knittle and Mary A. Erickson are husband and wife and through their direct or indirect beneficial ownership of Golden Eagle Mineral Holdings, Inc., may be deemed controlling persons and parents of the Registrant.

BIOGRAPHICAL INFORMATION

     The following biographical information is presented for the present and former Officers and Directors of Registrant.

     Ronald A. Knittle has been President, Chief Executive Officer and Chairman of the Board of Directors of the Registrant since November 8, 1994. From January 15, 1991 to September 1, 1994 he was an officer and director of Timberline Consultants, Inc., an investor relations consulting firm. From June 15, 1989 to January 15, 1991 he was associated with JRS Acquisitions, Inc., an investor relations consulting firm. From January 1987 to June 15, 1989 Mr. Knittle was affiliated with various brokerage firms as a stock broker.

     Mr. Knittle attended Brigham Young University where he concentrated his studies in business courses.

     Mr. Knittle devoted virtually all of his professional time to the business affairs of the Company. He is the husband of Mary A. Erickson, who is also an officer, director and principal stockholder of Registrant, through her company.

     Mary A. Erickson, Secretary and Treasurer. Ms. Erickson has been the Secretary/Treasurer and a Director of the Company since November 8, 1994, and is a major shareholder of Golden Eagle Mineral Holdings, Inc. Prior to her
association  with Golden  Eagle,  Ms.  Erickson  was  employed  as an  executive assistant in publishing and administration with companies such as Jones Intercable, Inc. (1984-1987), Jones Spacelink, Ltd. (1987-1988), AIRCOA Hospitality Services (1988-1989), and CIBER, Inc. (1989-1991). She was an officer and director of Timberline Consultants, Inc., an investor relations consulting firm, from January 1991 until September 1, 1994.

     Ms. Erickson intends to devote whatever professional time is required of her to perform her executive duties on behalf of the Company to ensure its success. She is the wife of Ronald A. Knittle.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the

Company with the Securities and Exchange Commission and NASDAQ. Officers,directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

Item 10.          Executive Compensation

     It appears that Golden Eagle Mineral Holdings, Inc., Ron Knittle and Mary Erickson failed to file several Forms 4 and Form 5 for 1995 to report changed share holdings.

     The Company paid or accrued a total of $142,886 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1995 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.

                                              SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                       Awards
------------------------------------------------------------------------------------------------------------------------------------
Name and                   Year            Salary             Bonus             Other Annual      Restricted              Securities
Principal                                  ($)                ($)               Compensation      Stock                   Underlying
Position                                                                        ($)               Award(s)                 Options/
                                                                                                  ($)                      SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------

President,                 1993            0                  0                 0                 0                         0
Ron
Knittle
                        -----------------------------------------------------------------------------------------------------------
                           1994            0                  0                 0                 0                         0
                        -----------------------------------------------------------------------------------------------------------
                           1995            35,583             0                 0                 0                         0
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Secretary,                 1993            0                  0                 0                 0                         0
Mary A.
Erickson
                        -----------------------------------------------------------------------------------------------------------
                           1994            0*                 0                 0                 0                         0
                        -----------------------------------------------------------------------------------------------------------
                           1995            58,499             0                 0                 0                         0
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Vice                       1993            0                  0                 0                 0                         0
President,
Dave
Hills**
                        -----------------------------------------------------------------------------------------------------------
                           1994            0                  0                 0                 0                         0
                        -----------------------------------------------------------------------------------------------------------
                           1995            24,500             0                 0                 $14,000.00                0
                        -----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Vice                       1993            0                  0                 0                 0                         0
President,
Paul
Enright**
                        -----------------------------------------------------------------------------------------------------------
                           1994            0                  0                 0                 0                         0
                        -----------------------------------------------------------------------------------------------------------
                           1995            24,304             0                 0                 $14,000.00                0
-----------------------------------------------------------------------------------------------------------------------------------

* Designates unpaid accruals for management services.
** Resigned during 1996

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

     (Except  for   compensation  of  Officers  who  are  also  Directors  which
     Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                                   Security Grants
-----------------------------------------------------------------------------------------------------------------------------------
Name                            Annual            Meeting          Consulting            Number              Number of
                                Retainer          Fees             Fees/Other            of                  Securities
                                Fees ($)          ($)              Fees ($)              Shares              Underlying
                                                                                         (#)                 Options/SARs
                                                                                                             (#)
-----------------------------------------------------------------------------------------------------------------------------------
A. Ron Knittle,                 0                 0                0                     0                   0
Director
-----------------------------------------------------------------------------------------------------------------------------------
B. Mary A.                      0                 0                0                     0                   0
Erickson,
Director
===================================================================================================================================

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

     The following table sets forth information, as of May 31, 1995, as to the number of shares of the Registrant's Common Stock owned by (a) beneficial owners of more than five percent of the Registrant's outstanding Common Stock who are known by the Registrant, and (b) the Officers and Directors of the Registrant, individually, an the Officers and Directors of the Registrant as a group, and
(c) the percentage of ownership of the outstanding Common Stock represented by such shares.


Stock                               Names and Address                                   Beneficial                 Percent
Title of Class                      of Beneficial Owner                                  Ownership                 of
--------------                      -------------------                                 ----------                 Class
                                                                                                                   -------
Common Stock                        Ronald A. Knittle
                                    4949 S. Syracuse St., #300                          0                          38.3%(1)
                                    Denver, CO  80237

Common Stock                        Mary A. Erickson                                    14,737,717                 38.3%(2)
                                    4949 S. Syracuse St., #300
                                    Denver, CO  80237


(1) Owned indirectly and beneficially through his wife, the sole shareholder of Golden Eagle Mineral Holdings, Inc.

(2) Owned indirectly and beneficially as sole shareholder of Golden Eagle Mineral Holdings, Inc.

     The following table sets forth information, as of December 31, 1995, with respect to the beneficial ownership of the Company's $.01 par value common stock by the directors and officers of the Company, both individually and as a group.


Name and address of Beneficial                                         Ownership                 %Ownership
of Owner                                                               Outstanding               ----------
------------------------------                                         Common (4)
                                                                       -----------

Golden Eagle Mineral Holdings, Inc.                                    14,737,717                         38.3%
4949 S. Syracuse St., #300
Denver, CO  80237

Ronald A. Knittle                                                      14,737,717                         38.3%
4949 S. Syracuse St., #300                                             (1)(3)
Denver, CO  80237

Mary A. (Erickson) Knittle                                             14,737,717                         38.3%
4949 S. Syracuse St., #300                                             (2)(3)
Denver, CO  80237

L.J. Campbell                                                          2,000,000                          5.2%
748 E. Center Street
Provo, Utah 84601

Present Officers and Directors
as a Group                                                             14,737,717                         38.3%

1) Ronald A. Knittle may be deemed the beneficial indirect owner of these shares by virtue of being the husband of Mary A. (Erickson) Knittle who is the sole shareholder of Golden Eagle Mineral Holdings, Inc.

2) Mary A. Knittle owns these shares indirectly and beneficially as sole shareholder of Golden Eagle Mineral Holdings, Inc.

3) Ronald A. and Mary A. Knittle, husband and wife, may be deemed to possess jointly the voting and dispositive power over the shares owned by Golden Eagle Mineral Holdings, Inc.

4) Based upon 38,478,675 shares issued and outstanding as of December 31, 1995.

Item 12.          Certain Relationships and Related Transactions

     During 1995, the Company issued a total of 10,052,250 sharesof common stock to individuals for a total of $206,693 (ranging from $.01 to $.05) per share) and incurred $41,644 in stock issuance costs, for net cash proceeds to the Company of $165,049.

     During 1995, a total of 2,009,000 shares of common shares were issued to employees for services (700,000 shares valued at $.07 per share) and to consultants for services (1,000,000 shares valued at $.07 and 309,000 shares at $.10 per share).

     In August and September 1995, a total of 800,000 shares of common stock were issued to a corporate investor for $125,000 ($.15625 per share), consisting of conversion of $105,000 of short-term loans made the Company in August through October 1995, and a $20,000 receivable which was subsequently paid January 9, 1996. The receivable is shown as a reduction of stockholders' equity in the accompanying balance sheet.

Convertible Debt and Other Arrangements to Issue Common Stock

     A $50,000 note payable, due in October 1998, is convertible to common stock at the lender's option, at the bid price on October 16, 1996, (approximately $.46875 per share). In addition, another $50,000 note payable, presently in default, is personally guaranteed by the former President (and husband of the current President) and by 200,000 shares of common stock of the Company.

     As a result of compensation arrangements, the Company is obligated to issue 5,363,985 shares of common stock to employees and consultants for 1996 services rendered through November 13, 1996.

     During 1994, the then Secretary/Treasurer of the Company advanced a total of $44,107 to the Company. In 1995, the Secretary/Treasurer advanced additional sums totaling $265,163 and was repaid $185,719 (amount due as of December 31, 1995, was $123,551). The advances are unsecured and are due upon demand. In 1996, repayment of the advances was agreed to, providing for interest at eight percent.

     During 1995, the parents of the current President advanced the Company a total of $32,683 and were repaid $8,092 (amount due as of December 31, 1995 was $24,591). The advances are unsecured and are due upon demand. In 1996, repayment of the advances was agreed to, providing for interest at twelve percent.

     During 1995, the Company agreed to issue 80,000 shares of common stock, valued at $.07 per share, to a cousin of the former President for services. As of December 31, 1995, the shares had not been issued, and are reflected in the accompanying financial statements as "issuable." The shares were issued in October 1996.

     In 1993, compensation expense of $20,000 was recorded based on management's best estimate of the fair value of time provided by the two officers. Cash will not be disbursed to pay these wages. The compensation was credited to the Company as additional paid-in capital.

     During 1993, the Company sold 50,000 shares of Resource Finance Group, Ltd. ("RFG") stock for $98,170, realizing a profit on the investment of $97,070. Prior to the sale of the stock two Company officers and directors were also officers and directors of RFG.

     Loans and Advances

     Through November 13, 1996, an aunt of the current President loaned the Company a total of $450,000 pursuant to one year unsecured 10.5% promissory notes payable. Also, the President's parents advanced the Company $67,400.

     Common Stock Issued and Issuable

     The Company has issued or will issue a total of 2,203,775 shares of common stock to investors for cash received through November 13, 1996, totaling approximately $418,500. Also, through November 13, 1996, the Company has issued or has committed to issue for services, a total of 5,363,985 shares of common stock to employees or former employees and consultants.


Item 13.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K

                  The following documents are filed as part of this report:

                  Report of Independent Public Accountant Balance sheet as of December 31, 1995 Statements of Operations, for the years ended December 31, 1994 and 1995 and from July 21, 1988 (inception of development stage) through December 31, 1995 Statements of Cash Flows, for the years ended December 31, 1994 and 1995 and from July 21, 1988 (inception of development stage) through December 31, 1995 Statements of Stockholders' Equity (Deficit) Notes to Financial Statements


                  Reports on Form 8-K:                        None

                  Exhibits:

     The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

     Registrant hereby incorporates by reference all exhibits identified in Par. III, Item 1 Exhibit Index of its Report on Form 10-SB, effective June 17, 1994.

Golden Eagle International, Inc.
(A Development Stage Company)

Financial  Statements
Table of Contents

-------------------------------------------------------------------------------

                                                                  PAGE
                                                                  ----

Report of Independent Public Accountant                           F-2

Financial Statements

        Balance Sheet                                             F-3

        Statement of Operations                                   F-4

        Statement of Cash Flows                                   F-5

        Statement of Changes in Stockholders' Equity (Deficit)    F-6

        Notes to Financial Statements                             F-7

                                                                GAYLEN R. HANSEN
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                        7863 WEST JEWELL AVENUE
                                                   LAKEWOOD, COLORADO 80232-6807
                                                                  (303) 986-1120

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

November 13, 1996

To the Board of Directors
Golden Eagle International, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Golden Eagle International, Inc. (a development stage company, the "Company,") as of December 31, 1995, and the related statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 1995 and 1994, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (beginning of the development stage) to December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (beginning of the development stage) to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 1995 and has incurred substantial losses since its inception. The Company presently has no product or producing properties and requires additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing as discussed in Note A, there is substantial doubt about the Company's ability to continue as a going concern. Management's' plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



/s/ Gaylen R. Hansen

Golden Eagle International, Inc.
(A Development Stage Company)


Balance Sheet

-------------------------------------------------------------------------------
                                                                 December 31,
                                                                         1995
                                                                 ------------

ASSETS

CURRENT ASSETS
 Cash ........................................................   $    32,979
 Marketable securities .......................................         9,666
                                                                 -----------
  Total current assets .......................................        42,645
                                                                 -----------
PROPERTY AND EQUIPMENT
 Mining equipment ............................................        30,930
 Office equipment ............................................         3,586
                                                                 -----------
                                                                      34,516
 Less accumulated depreciation ...............................          (805)
                                                                 -----------
                                                                      33,711
                                                                 -----------
DEPOSITS .....................................................         2,675
                                                                 -----------
                                                                 $    79,031
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Notes payable ...............................................   $    60,422
 Advances from President and related party ...................       148,142
 Accounts payable and bank overdraft .........................       207,746
 Accrued payroll taxes and interest ..........................        48,961
                                                                 -----------
  Total current liabilities ..................................       465,271
                                                                 -----------
NOTE PAYABLE .................................................        50,000
                                                                 -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, par value $.01 per share;
  shares authorized 10,000,000; none issued ..................          --
 Common stock, par value $.0001 per share; authorized
  800,000,000 shares; issued and outstanding 38,478,675 shares         3,848
  Common  stock issuable,  745,833 shares ....................       102,983
Additional paid-in capital ...................................       568,198
Receivable from stockholder ..................................       (20,000)
Deficit  accumulated  during the development  stage ..........    (1,091,269)
                                                                 -----------
  Total stockholders' (deficit) ..............................      (436,240)
                                                                 -----------
                                                                 $    79,031
                                                                 ===========



See accompanying notes.

Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Operations
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended              July 21, 1988
                                                                      December 31                   Through
                                                            ----------------------------           December
                                                            1995                    1994           31, 1995
                                                            ----                    ----      -------------
REVENUE
 Interest from loans .............................   $       --               $        899    $     11,727
 Commissions .....................................           --                       --             6,708
 Other ...........................................           --                       --             3,681
                                                      -----------             ------------    ------------    ---
  Total revenue ..................................           --                        899          22,116
                                                      -----------             ------------    ------------    ---
OPERATING EXPENSES ...............................        815,507                  114,212       1,092,882
                                                      -----------             ------------    ------------    ---
OPERATING (LOSS) .................................       (815,507)                (113,313)     (1,070,766)
                                                      -----------             ------------    ------------    ---
OTHER INCOME (EXPENSE)
 Unrealized gain on marketable securities ........          9,666                     --             9,666
 Gain (loss) on sale of investments ..............           --                     (1,757)         95,503
 Write off advances to Mineral Mountain Mining Co.        (78,000)                    --           (78,000)
 Write off loan to investment advisor ............        (15,000)                    --           (15,000)
 Interest expense ................................         (9,289)                  (3,229)        (27,784)
 Interest income .................................           --                        259           1,726
 Loss on retirement of equipment .................           --                     (1,314)         (1,314
                                                      -----------             ------------    ------------
  Total other income (loss) ......................        (92,623)                  (6,041)        (15,203)
                                                      -----------             ------------    ------------
NET INCOME (LOSS) ................................   $   (908,130)              $ (119,354)   $ (1,085,969)
                                                      ===========             ============    ============

EARNINGS (LOSS) PER SHARE ........................   $       (.03)              $     (.03)   $      (.17)
                                                      ===========             ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING ..............     31,852,522                3,996,156       6,504,933
                                                      ===========             ============    ============





See accompanying notes.

Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended              July 21, 1988
                                                                             December 31                   Through
                                                                   ----------------------------           December
                                                                   1995                    1994           31, 1995
                                                                   ----                    ----      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss) .......................................   $  (908,130)           $  (119,354)   $(1,085,969)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Stock issued and issuable for services ................       171,983                  3,094        175,077
   Write off advances to Mineral Mountain Mining Co. .....        78,000                   --           78,000
   Write off loan to investment advisor ..................        15,000                   --           15,000
   Depreciation expense ..................................           805                    603          3,619
   Unrealized gain on marketable securities ..............        (9,666)                  --           (9,666)
   Loss (gain) on sale of investments ....................          --                    1,757        (95,503
   Loss on retirement of equipment .......................          --                    1,314          1,314
   Fair value of officer salary expensed .................          --                     --           20,000
  Changes in operating assets and liabilities:
   Accounts payable and accrued liabilities ..............       215,516                 30,350        256,707
   Notes receivable and accrued interest .................          --                    4,047           --
                                                             -----------            -----------    -----------
 Net cash flows (used for) operating activities ..........      (436,492)               (78,189)      (641,421)
                                                             -----------            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Advances to Mineral Mountain Mining Co. .................       (68,000)               (10,000)       (78,000)
 Purchase of equipment ...................................       (34,516)                  --          (38,544)
 Loan to investment advisor ..............................       (15,000)                  --          (15,000)
 Deposits on office lease ................................        (2,675)                  --           (2,675)
 Purchase of investment securities .......................          --                  (58,378)       (59,478)
 Proceeds from investment sales ..........................          --                   56,621        154,791
 Purchase of subsidiary (net of cash acquired) ...........          --                     --           (2,700)
                                                             -----------            -----------    -----------
 Net cash flows from (used for) investing activities .....      (120,191)               (11,757)       (41,606)
                                                             -----------            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from President and related party ...............       297,846                 44,107        397,857
 Repayments of advances from President and related party..      (168,811)               (35,162)      (216,702)
 Issuance of notes payable ...............................      110,4252                   --          110,422
 Common stock issued and issuable ........................       391,693                   --          487,493
 Stock issuance costs ....................................       (41,644)                  --          (63,064)
                                                             -----------            -----------    -----------
 Net cash flows from financing activities ................       589,506                  8,945        716,006
                                                             -----------            -----------    -----------
NET INCREASE (DECREASE) IN CASH ..........................        32,826                (81,001)        32,979
CASH - BEGINNING OF PERIOD ...............................           156                 81,157           --
                                                             -----------            -----------    -----------
CASH - END OF PERIOD .....................................   $    32,979            $       156    $    32,979
                                                             ===========            ===========    ===========




See accompanying notes.

Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock           Common         Additional
                                                            -----------------------      Stock           Paid-in
                                                              Shares     Amount         Issuable         Capital
                                                              ------     ------         --------       ----------
Inception July 21, 1988 ...............................          --      $      --      $      --     $      --

 Issuance of common stock:
  June 1, 1989 for cash at $.00006 ....................     1,666,665            167           --             (67)
  June 30, 1990 for cash at $.03 per share ............       300,000             30           --           8,970
  July 3, 1990 for cash at $.003 per share ............       366,665             37           --           1,063
  50,000 to 1 stock split .............................          --             --             --           4,900
  January and March 1991 for cash at
   $.30074 per share from stock offering ..............       268,335             27           --          59,253
 November 1, 1993 - deficit of acquired subsidiary ....          --             --             --            --
 Acquisition of subsidiary ............................          --             --             --           2,600
 Fair value of officer salary .........................          --             --             --          20,000
 Net loss for the periods .............................          --             --             --            --
                                                          -----------    -----------    -----------   -----------
Balance at December 31, 1993 ..........................     2,601,665            261           --          96,719

 November 7, 1994, convert debt to equity
  at $.003 per share ..................................     2,640,830            264           --           7,659
 Novemeber 8, 1994, $.00125 per share:
  Note receivable from affiliate ......................    20,000,000          2,000           --          23,000
  Financial services ..................................    2,1000,000            210           --           2,415
  Legal services ......................................       375,000             37           --             432
 Net loss for the year ................................          --             --             --            --
                                                          -----------    -----------    -----------   -----------
 Balance at December 31, 1994, previously reported ....    27,717,495          2,772           --         130,225
 Correction (See Note F) ..............................    (2,100,070)          (210)          --             210
                                                          -----------    -----------    -----------   -----------
Balance at December 31, 1994, corrected ...............    25,617,425          2,562           --         130,435

 Issued for cash in June and August ($.01 to $.05
  per share), less $41,644 in stock issuance costs ....    10,052,250          1,005           --         164,044
 Issued for services ($.07 per share) .................     2,009,000            201           --         148,799
 Convert notes payable ($.15625 per share) ............       800,000             80           --         124,920
 Payment of note by affiliate .........................          --             --             --            --
 Issuable for cash ($.125 to $.282 per share),
  417,500 shares ......................................          --             --           80,000          --
 Issuable for services and additional consideration for
  loan ($.07 per share), 328,333 shares ...............          --             --           22,983          --
 Net loss for the year ................................          --             --             --            --
                                                          -----------    -----------    -----------   -----------
Balance at December 31, 1995 ..........................    38,478,675    $     3,848    $   102,983   $   568,198
                                                          ===========    ===========    ===========   ===========

                                                            Stockholder    Accumulated
                                                            Receivable       Deficit        Total
                                                            -----------    -----------       -----
Inception July 21, 1988 ...............................    $      --      $      --      $      --

 Issuance of common stock:
  June 1, 1989 for cash at $.00006 ....................           --             --              100
  June 30, 1990 for cash at $.03 per share ............           --             --            9,000
  July 3, 1990 for cash at $.003 per share ............           --             --            1,100
  50,000 to 1 stock split .............................           --             --            4,900
  January and March 1991 for cash at
   $.30074 per share from stock offering ..............           --             --           59,280
 November 1, 1993 - deficit of acquired subsidiary ....           --           (5,300)        (5,300)
 Acquisition of subsidiary ............................           --             --            2,600
 Fair value of officer salary .........................           --             --           20,000
 Net loss for the periods .............................           --          (58,485)       (58,485)
                                                           -----------    -----------    -----------
Balance at December 31, 1993 ..........................           --          (63,785)        33,195

 November 7, 1994, convert debt to equity
  at $.003 per share ..................................           --             --            7,923
 Novemeber 8, 1994, $.00125 per share:
  Note receivable from affiliate ......................        (25,000)          --             --
  Financial services ..................................           --             --            2,625
  Legal services ......................................           --             --              469
 Net loss for the year ................................           --         (119,354)      (119,354)
                                                           -----------    -----------    -----------
 Balance at December 31, 1994, previously reported ....        (25,000)      (183,139)       (75,142)
 Correction (See Note F) ..............................           --             --             --
                                                           -----------    -----------    -----------
Balance at December 31, 1994, corrected ...............

 Issued for cash in June and August ($.01 to $.05
  per share), less $41,644 in stock issuance costs ....        (25,000)      (183,139)       (75,142)
 Issued for services ($.07 per share) .................           --             --          165,049
 Convert notes payable ($.15625 per share) ............           --             --          149,000
 Payment of note by affiliate .........................        (20,000)          --          105,000
 Issuable for cash ($.125 to $.282 per share),                  25,000           --           25,000
  417,500 shares ......................................           --             --           80,000
 Issuable for services and additional consideration for
  loan ($.07 per share), 328,333 shares ...............           --             --           22,983
 Net loss for the year ................................           --         (908,130)      (908,130)
                                                           -----------    -----------    -----------
Balance at December 31, 1995 ..........................    $   (20,000)   $(1,091,269)   $  (436,240)
                                                           ===========    ===========    ===========





See accompanying notes.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

      Note A - Organization and Operations

      Background

Golden Eagle  International,  Inc. (a development stage company, the "Company,")
     was incorporated in Colo rado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operat ing gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition. Presently, substantially all of the Com pany's operations and business interests are focused on a prospect in the Tipuani River area of the Republic of Bolivia See Note I - Events Subsequent to December 31, 1995 - Organization of Subsidiary and Bolivian Joint Venture.

      Reorganization

On November 8, 1994, the Company issued 20,000,000 common restricted shares to a corporation solely owned by the then Secretary-Treasurer (currently the President and Chairman of the Board) and a director of the Company. Consideration for the common shares was a $25,000 promissory note, secured by equipment at 10% interest, due on demand. The note receivable was satisfied in 1995 as a result of application of 1995 advances from the President in excess of the outstanding balance due.

         Going Concern Considerations

The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits as of December 31, 1995 and has incurred substantial losses since its inception. In addition, a note payable of the Company is presently in default (see Note D - Notes Payable). The Company pres ently has no product or producing properties and requires additional financing to satisfy its outstand ing obligations and commence operations. Unless the Company successfully obtains suitable signifi cant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters include proposed private placements of stock, obtaining short-term loans and the acquisition of operating properties that will provide cash flow. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note B -- Summary of Significant Accounting Policies

Estimates

Preparation of the Company's financial statements in conformity with generally accepted accounting princi ples requires the Company's management to make estimates and assumptions that affect the re ported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The financial statements include the accounts of Golden Eagle International, Inc. and its wholly owned sub sidiary, International Resource Finance, Inc. ("IFR") from November 1, 1993 (see Note C - Acquisi tion and Disposition of Subsidiary), until November 8, 1994, at which time IFR was relinquished to prior management in connection with the reorganization described above (see Note A - Reorganiza tion). All intercompany transactions and balances during the period of affiliation have been elimi nated.

Marketable Securities and Payable to Stock Investment Company

Marketable securities consist of equity securities stated at fair market value in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Market values are based on quoted prices. Realized and unrealized gains and losses are computed using the first-in, first-out method of determining the cost of securities.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from five to seven years for office equipment and seven years for mining equipment.

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

      Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Ac counting for Income Taxes," which incorporates the use of the asset and liability approach of ac counting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. See Note E - Income Taxes.

Statement  of  Cash  Flows  Information  and  Supplemental   Non-Cash  Financing
Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.

During 1995 and 1994, the Company paid interest on notes payable to related parties of none and $10,841, respectively.

During 1995, non-cash transactions consist of a $20,000 promissory note received from a corporation in partial payment of 800,000 shares of common stock upon conversion of 1995 short-term loans total ing $105,000 (see Note F - Common Stock Issued); issuance of 700,000 common shares and 83,333 common shares issuable to former employees for services, valued at $.07 per share; issuance of 1,309,000 common shares and 80,000 common shares issuable to consultants for services, valued at $.07 per share (1,080,000 shares) and $.10 per share (309,000 shares); and, 165,000 common shares issuable as additional consideration to an individual for making a $50,000 loan to the Company, valued at $.07 per share (see Note D - Notes Payable).

During 1994 non-cash transactions consist of a $25,000 promissory note received from a corporation owned by the President for 20,000,000 shares of common stock (see Note A - Reorganization); conversion of $7,923 debt owed related parties for 2,640,830 shares of common stock, and issuance of 375,000 shares to an attorney.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they be came issuable.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

      Note C -- Acquisition and Disposition of Subsidiary

On   November  1, 1993,  the Board of  Directors  of the  Company  approved  the purchase of all of the outstand ing shares of stock of International Resource Finance, Inc. from affiliates for $100 in cash. The acquisition was accounted for as a purchase using the predecessor's cost basis. The acquired subsidiary had been newly formed with minimal operations, consequently supplementary information reflecting separate prior results of operations is not presented. On November 8, 1994, this subsid iary (with no significant operations or net assets) was relinquished to prior management in connec tion with the reorganization described above. See Note A - Reorganization.


Note D -- Notes Payable


Note payable  dated April 5, 1995, to an
     individual at 15%, due July 5, 1995
     and  upon de mand in the  event  of
     default.  Personally  guaranteed by
     the former  President  (and husband
     of  the  current   President)   and
     200,000  shares of common  stock of
     the  Company.  This  obligation  is
     presently in default - see Note A -
     Going  Concern  Considerations  and
     Note F - Common Stock,  Convertible
     Debt  and   Other Arrangements   to
     Issue Common Stock.                               $ 50,000

Note payable  to an  individual  at 10%,
     due in October 1998, convertible at
     the lender's option to common stock
     at $.46875 per share.  In addition,
     165,000  shares of common  stock is
     issuable    to   the    lender   as
     additional consideration for making
     this loan to the Company (valued at
     $.07  per  share).  See  Note  F  -
     Common Stock Issuable.                              50,000

Note payable  to  a  bank,  interest  at
     17.75%,   due  October  15,   1996,
     unsecured.                                          10,422
                                                       --------
                                                        110,422

Less current  maturities                                 60,422
                                                       --------
Current maturities                                     $ 50,000
                                                       ========

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note E -- Income Taxes

At December 31, 1995, the Company has net operating loss carryforwards totaling approximately $812,000 that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 2005 through 2010. Furthermore, use of the loss carryforwards are limited by certain changes in the Company's ownership.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $122,000 of the loss carryforward has been offset by a valuation allowance of the same amount.


Note F - Stockholders' Equity

Authorized Shares

The Company initially authorized 10,000 shares of no par value common stock. On June 1, 1990, the Com pany authorized a 50,000 for one stock split and authorized 800,000,000 shares of $.0001 par value common stock and 10,000,000 shares of $.01 par value preferred stock, and additional capital of $4,900 was contributed to allow enough equity for the split to take place.

Common Stock Issued

On June 1, 1989, the Company issued 1,666,665 shares of common stock for cash of $100.

In 1990, the Company issued 300,000 shares of common stock for cash at $.03, or $9000, and 366,665 shares of common stock to individuals for cash at $.003 per share or $1,100.

From January   through  April  1991,   the  Company  met  the  minimum   funding
     requirements of a stock offering and sold 268,335 units at $.30 per unit which consisted of one share of common stock and four warrants to purchase one additional share each of common stock at $.60. After deferred offering costs of $21,420, the Company received net proceeds of $59,280.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

On November 7, 1994, the Company issued 2,640,830 shares stock for a reduction of amounts owed related parties in the amount of $7,923 ($.003 per share).

On November 8, 1994, the Company issued 20,000,000 common restricted shares to a corporation solely owned by the President of the Company. Consideration for the common shares (valued at $.00125) was a $25,000 promissory note, secured by equipment, at 10% interest, due on demand. The note receivable was satisfied in 1995 as a result of application of 1995 advances from the President in excess of the outstanding balance.

Also on November 8, 1994, 375,000 common restricted shares valued at $.00125 were issued to an attorney for services.

During 1995, the Company issued a total of 10,052,250 shares of common stock to individuals for a total of $195,049 (ranging from $.01 to $.05 per share) and incurred $41,644 in stock issuance costs, for net cash proceeds to the Company of $165,049.

During 1995,  a total of  2,009,000  shares  of  common  shares  were  issued to employees for services (700,000 shares valued at $.07 per share) and to consultants for services (1,000,000 shares valued at $.07 and 309,000 shares at $.10 per share).

In August and September 1995, a total of 800,000 shares of common stock were issued a corporate investor for $125,000 ($.15625 per share), consisting of conversion of $105,000 of short-term loans made the Company in August through October 1995, and a $20,000 receivable which was subsequently paid January 9, 1996. The receivable is shown as a reduction of stockholders' equity in the accompanying balance sheet.

Common Stock Issuable

As of December 31, 1995, a total of 745,833 shares of common stock were issuable for the following: 177,500 shares for $50,000 cash ($.282 per share); 240,000 shares for $30,000 cash ($.125 per share); 83,333 shares for employee services (valued at $.07); 80,000 shares to a consultant for services (valued at $.07 per share); and, 165,000 shares to an individual as additional consideration for making a $50, 000 loan to the Company (valued at $.07 per share).

Warrants to Purchase Common Stock

As a result of the 1991 sale of units described above, there were warrants to purchase 1,073,333 shares of common stock at an exercise price of $.60 each until October 12, 1995. There were no warrants exercised.

Convertible Debt and Other Arrangements to Issue Common Stock

A $50,000 note payable, due in October 1998, is convertible to common stock at the lender's option, at the bid price on October 16, 1996 (approximately $.46875 per share). In addition, another $50,000 note payable, presently in default, is personally guaranteed by the former President (and husband of the current President) and by 200,000 shares of common stock of the Company. See Note D - Notes Payable.

As a result of compensation arrangements, the Company is obligated to issue 5,363,985 shares of common stock to employees and consultants for 1996 services rendered through November 13, 1996.

Correction of Errors

In 1994, a total of 2,100,000 shares of common stock were reported as issued to investment advisors for financial services totaling $2,625. These shares were ultimately not issued by the Company. In addition, there were cumulative stock differences between underlying stock records and the Com pany's financial statements totaling 70 shares. As a result of the foregoing, issued and outstanding shares of common stock as of December 31, 1994, in the accompanying statement of stockholders' equity (deficit) have been reduced by 2,100,070 shares.


Note G - Related Party Transactions

During 1994, the President of the Company advanced a total of $44,107 to the Company. In 1995, the President advanced additional sums totaling $265,163, was repaid $160,719, and applied $25,000 against a promissory note issued the Company by an affiliate November 8, 1994 in connection with the purchase of stock (the amount due the President as of December 31, 1995 was $123,551). The advances are unsecured and are due upon demand. In 1996, repayment of the advances was agreed to, providing for interest at eight percent.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

During 1995, the parents of the President advanced the Company a total of $32,683 and were repaid $8,092 (amount due as of December 31, 1995 was $24,591). The advances are unsecured and are due upon demand. In 1996, repayment of the advances was agreed to, providing for interest at twelve percent.

During 1995, the Company agreed to issue 80,000 shares of common stock, valued at $.07 per share, to a cousin of the former President for services. As of December 31, 1995, the shares had not been issued, and are reflected in the accompanying financial statements as "issuable." The shares were issued in October 1996.

In 1993, compensation expense of $20,000 was recorded based on management's best estimate of the fair value of time provided by the two officers. Cash will not be disbursed to pay these wages. The compensation was credited to the Company as additional paid-in capital.

During 1993,  the Company sold 50,000  shares of Resource  Finance  Group,  Ltd.
     (`RFG") stock for $98,170, realizing a profit on the investment of $97,070. Prior to the sale of the stock two Company officers and directors were also officers and directors of RFG.


Note H -  Commitments and Contingencies

Securities and Exchange Commission

Thereis an active civil investigation of the Company and its officers by the Denver Regional Office of the Securities and Exchange Commission into violations of the Securities Act of 1933 and Securities Exchange Act of 1934. There is no disposition of this matter as of November 13, 1996, but it could result in SEC actions against the Company and its officers, directors, or control shareholders for injunctive relief and penalties.

Disagreement with Consultant

During 1995, the Company engaged a person it believed was an independent mining consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling $78,440. The Company believes the consultant did not provide the services contracted, usurped business opportu nities, and tortuously interfered with the Company. No litigation has been filed to date and the Company is still assessing damages that it has incurred as a result of the consultant's conduct. An evaluation as to the outcome of this matter cannot be made at this time.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

MMMC and Silver Bar Mining Prospect

During 1994, a corporation  owned by the then  Secretary-Treasurer  (and current
     President) of the Company conducted negotiations with Mineral Mountain Mining Co. ("MMMC") to acquire a 46% equity interest in MMMC, the owner of the Silver Bar Mine located near Apache Junction, Arizona. As a result of the foregoing, a letter of intent was entered into with MMMC. The rights and obligations pursuant to the letter of intent were assigned to the Company. The purchase price of the 46% equity interest was to be $1.2 million cash and a $4.3 million loan at two percent over the prime rate. The letter of intent also provides an option to acquire an additional four percent equity in MMMC for nominal amounts upon certain conditions. In partial performance and pursuant to the negotiations, the Company advanced $10,000 to MMMC in 1994.

In 1995, the Company continued negotiations with MMMC in attempts to conclude the stock purchase agreement, advancing an additional $68,000 to MMMC (for cumulative total advances of $78,000).

Principals of MMMC subsequently refused to execute or acknowledge the agreement.
     On January 18, 1996, the Company filed suit against MMMC and two of its principals for breach of the joint venture agreement. As of November 13, 1996, a trial date has not been set. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter. Accordingly, the $78,000 in advances to MMMC were written off during 1995.

Facility Leases

In July 1995, the Company relocated its principal offices to a Denver Technological Center office building pursuant to a twelve month lease at $1,875 per month. Rental expense for the year ended Decem ber 31, 1995 was $11,250 and as of that date future minimum rentals were $11,250. On July 3, 1996 the lease converted to a month-to month arrangement.

In addition, in 1996, the Company entered into a one year office lease in La Paz, Bolivia at $1,500 per month, effective January 1, 1996, and on a month-to month basis thereafter.

Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------


Note I -  Events Subsequent to December 31, 1995 (Unaudited)

Organization of Subsidiary and Bolivian Mining Venture

In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM") which was succeeded in August 1996 by Eagle Mining of Bolivia, Ltd. ("EMB"). The Company has an 84% ownership in EMB, 13% is owned by a Bolivian national, and the remaining 3% is personally owned by the President of the Company.

On January 25, 1996, GEBM entered into an agreement with a Bolivian gold mining cooperative, United Cangalli Limited ("UCL") for a 25 year period with an option for an additional 25 year period, to mine, explore and exploit a mining concessions owned by UCL. That agreement was never "protocolized" (recorded by the Bolivian Notary of Mines). A new agreement was completed with UCL and protocolized in November 1996. The agreement provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to invest a minimum of $3,000,000 by November 22, 1997.

Loans and Advances

Through November 13, 1996, an aunt of the President loaned the Company a total of $450,000 pursuant to one year unsecured 10.5% promissory notes payable. Also, the President's parents advanced the Company $67,400. See Note G - Related Party Transaction).

Through November 13, 1996, two stockholders of the Company advanced $21,000 to the Company.

In addition, an individual loaned $5,000 to the Company on March 31, 1996, pursuant to an eight percent promissory note payable, due in one year with accumulated interest. The note payable is convertible at the holder's option into 20,000 shares of common stock, held as collateral.

Common Stock Issued and Issuable

The Company has issued or will issue a total of 2,203,775 shares of common stock to investors for cash re ceived through November 13, 1996, totaling approximately $418,500. Also, through November 13, 1996, the Company has issued or has committed to issue for services, a total of 5,363,985 shares of common stock to employees or former employees and consultants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLDEN EAGLE INTERNATIONAL, INC.
                                            (Registrant)

Date:  December 17, 1996

                                            /s/ Mary A. Erickson
                                            ------------------------------------
                                            President, Chief Executive Officer
                                            Mary A. Erickson

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            GOLDEN EAGLE INTERNATIONAL, INC.
                                                    (Registrant)

Date:  December 17, 1996

                                            /s/ Mary A. Erickson
                                            ------------------------------------
                                            Director - Mary A. Erickson

                                            ------------------------------------
                                            Director

                                            ------------------------------------
                                            Director