Form 10KSB
period 1996-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-04-14
CIK 869531

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1996
                          Commission file number 023726


                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Colorado                                               84-1116515
-------------------------                                  ------------------
 (State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

         4949 South Syracuse Street, Suite 300, Denver, CO        80237
         --------------------------------------------------     ---------
             (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code: (303)694-6101
           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None
                                                 ----

                 Name of each exchange on which registered: N/A
                                                            ----

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

                             Yes          No   X
                                 -----       -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:   $0.
Transitional Small Business Disclosure Format:

                                Yes           No    X
                                    -----         -----

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996 was $6,522,999 based upon the closing price of the common stock on December 31, 1996.

Number of outstanding shares of the Registrant's no par value common stock, as of December 31, 1996: 44,517,143*.

*an additional 2,384,500 common shares were issuable at year end.


DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.

                                     PART 1
                                     ------


Item 1. Business Development
        --------------------

HISTORY
-------

     Golden Eagle International, Inc., formerly Beneficial Capital Financial Services Corp. (hereinafter referred to as the "Registrant") is a development stage company, incorporated pursuant to the laws of the State of Colorado on July 21, 1988. Prior to the change of control described in subsequent paragraphs, which occurred on November 8, 1994, the Registrant was engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Central and South America. Since the change in control, the Registrant intends to engage in the business of exploring, acquiring, developing, and operating gold, silver and other mineral properties.

     The business activities of Registrant for the fiscal year ended December 31, 1996 were limited to negotiating, evaluating and purchasing the exploration and mining rights on 11 mining concessions owned by the United Cangalli Gold
Mining Cooperative, Ltd. ("UCL"), and in evaluating several other mining projects. Registrant had no revenues for the fiscal year ended December 31, 1996.

     On  February  2,  1995,   Registrant  changed  its  name  to  Golden  Eagle
International, Inc.

REORGANIZATION
--------------

     On January 10, 1994, Registrant held a special shareholders meeting and approved a 150-to-1 reverse split reducing issued and outstanding shares to 1,123,500.

     On November 8, 1994, a change of control of Registrant occurred by virtue of the issuance of previously authorized shares, the appointment of two new directors to the incumbent Board of Directors, and the appointment of new Officers of Registrant.

     After the change in control previously described, the Board of Directors, pursuant to the Business Corporation Act of the State of Colorado, on December 6, 1994, authorized and declared a forward five-for-one (5-for-1) split of the then 5,123,500 issued and outstanding Common Stock of the Registrant, thereby increasing issued and outstanding to 25,617,500. Notwithstanding such forward split, the par value and the authorized capital of Registrant remain unchanged.

     On November 8, 1994, Registrant issued 20,000,000 (adjusted post split on a 5-for-1 basis) common restricted shares to Golden Eagle Mineral Holdings, Inc., a Colorado corporation controlled by Mary Erickson, the Secretary and a Director. Consideration for the issuance of such shares was the delivery of a Secured Corporate Promissory Note in the amount of $25,000.00 at ten percent (10%) interest, due on demand.

     Also upon the change of control previously described, the Registrant agreed and appointed to its existing Board of Directors consisting of Messrs. Robert A. Hildebrand and Kenneth P. Bottoms two additional directors consisting of Ronald
A. Knittle and Mary A. Erickson. Ronald A. Knittle was appointed President and Chief Executive Officer and Mary A. Erickson was Secretary and Treasurer. Robert
A. Hildebrand and Kenneth Bottoms resigned as directors in 1994 and 1995, respectively. Ronald A. Knittle resigned as President, CEO and director in May 1996. Ronald Sparkman was appointed interim President in May 1996 and served until July 4, 1996. Mary A. Erickson, then Secretary of the corporation, was appointed as President on July 4, 1996 and served in that capacity until February 14, 1997. Terry C. Turner was appointed as the Company's President and a director on February 14, 1997. Ms. Erickson has resumed serving as Corporate Secretary and also continues as a director.

     Other than as specified herein, there were no other arrangements or understandings among the members of both the former and new control group and their associates with respect to election of directors or other matters except that Registrant intends to convene a special meeting of the shareholders for the purposes of electing a new slate of directors, and to approve other matters as deemed necessary, essential or appropriate.


(b) BUSINESS OF ISSUER

General Information
-------------------

Former Business
---------------

     From inception to November 1994, Registrant was engaged in the business of providing financial services to emerging growth companies in the United States, and also contemplated such activities for companies in developing countries. Registrant's activities during this period of time were insignificant in nature and amount. Registrant's total revenues from such activities amounted to only Twenty Two Thousand One Hundred Sixteen Dollars ($22,116.00) while incurring operating losses of Two Hundred Sixty Three Thousand Eight Hundred Fifty Six Dollars ($263,856.00) for the same. (See "Financial Statements.")

Business Activities in Mining
-----------------------------

     Registrant's management acquired control on November 8, 1994. Management's activities were primarily devoted to organizational matters following the change in control and the identification of precious metal and mineral properties which it deemed suitable for evaluation and possible acquisition.

Plan of Operation
-----------------

     Registrant's plan of operation is to engage in the business of evaluating, acquiring, developing, owning, and operating gold, silver and other mineral-producing properties. Registrant will also, in accordance with industry custom and when the opportunity is available, enter into partnerships, business associations and other arrangements to directly or indirectly, jointly and with others, engage in similar activities with a view toward becoming a fully operating mineral exploration, development, mining and marketing company.

     During the fiscal year ended December 31, 1994, Registrant commenced its initial activities toward this objective. Such activities were exclusively concentrated on negotiating the acquisition of mineral properties or interests in mineral properties which had the potential of commercial development and production, in management's opinion, and were deemed worthy of continued corporate activities to acquire such properties.

     One of Registrant's affiliates entered into a Letter of Intent with Mineral Mountain Mining Co. ("MMMC") to acquire a 50% equity interest in MMMC, which is the owner of the Silver Bar Mine, located near Apache Junction, Arizona. In that connection, in reliance upon representations made, and in anticipation of the closing of a definitive agreement in the first quarter of 1995, Registrant advanced substantial funds to MMMC. Registrant commenced preparation of documentation and continued negotiations of technical matters relating to the acquisition during late 1994 and early 1995.

     During this time, Registrant became aware of undisclosed unfavorable facts concerning the proposed acquisition which it considered material to its decision and which had induced it to enter into the Agreement. MMMC refused to enter into a definitive agreement. Registrant, in view of such facts, declined to close the transaction. Consequently, no acquisition of the property was made.

     As of the date of this report, Registrant has abandoned efforts to acquire the property. Registrant has filed a lawsuit in Arizona to recover monies advanced toward acquisition of this property. (See Item 3.)

     In addition, Registrant entered into negotiations to acquire a precious metals property known as the Long Point Placer Mining claims, Parcels I and II, located in Siskiyou County, California. Registrant proposed to acquire all of the assets and assume certain of the liabilities of Cash Plus Mining, L.P. ("Cash Plus"), a Missouri Limited Partnership which owned the property. An Asset Purchase Agreement dated December 28, 1994 between Registrant's affiliate, Cash Plus and F.R.S., Inc., Cash Plus' corporate general partner, and all limited partners, was signed by one of Registrant's affiliates and the corporate general partner of Cash Plus on December 31, 1994. Cash Plus thereafter undertook procedures to have the Agreement approved by its limited partners on or about January 28, 1995.

     During November 1994, Registrant negotiated for the acquisition of a precious metals property known as the Evergreen Nos. 1 through 12 unpatented lode mining claims located in Siskiyou County, California. The property was owned by Mark 1 Limited, a Delaware corporation.

     Mark I Limited on December 4, 1994, confirmed to Registrant that a Letter of Intent dated November 29, 1994 was acceptable and the preparation of the definitive agreement commenced.

     These transactions have all been abandoned due to unsatisfactory due diligence results.


History of Prospective Mining Property in Bolivia
-------------------------------------------------

     More than ten thousand years ago, an ancient river flowed from the Cordillera Real Mountains of the Andes to the tropical jungle area where it converged with two other rivers. This ancient river, known today as the Tipuani River, carried with it deposits of gold which were disbursed in its bed along its length, from the head of the river to the convergence. As time passed, these deposits were covered by other alluvial deposits as the valley filled with material washed away from the surrounding mountains with each season's flooding and erosion. The Tipuani River, containing significant amounts of alluvial gold deposits, was for centuries one of the Incan Empire's sources of gold. Tipuani, Bolivia is located just 2 km from Cangalli, Bolivia and the site of Registrant's current exploration operations.

     In 1562, Juan de Roda arrived at Roman Playa near Tipuani, Bolivia. This was the first colonial expedition to the Tipuani River. Mining reached Chuqini in 1580 and Tipuani in 1602. The Tipuani River was found to hold significant deposits of gold from the surface down to the ancient riverbed, known as the Paleocanal, up to 1,200 ft. below the surface.

     Early in the 19th century the first attempts at large-scale mining were made by Ildefonso Villamil. According to historical reports, Villamil produced more than 150,000 ounces of gold from several areas upstream from Tipuani from 1813 to 1833 and again from 1850 to 1866. The first attempts at mechanization were made with the use of water pumps in 1840 by J. Wheathey, an Irishman.

     Heavy equipment was not introduced in the area until near the end of the 19th century. In 1898, the Incahuira Dredging Company brought machinery and a dredge to the nearby Kaka River. It was the "Compania Aramayo de Minas" which conducted major mining activities between 1936 and 1949, putting the main emphasis on the exploration and mining of the Old Channel of the Paleotipuani. Since 1952 (following the nationalization of the mines and the forced return of all gold concessions held by Aramayo to the State on November 7 of that year) and until 1961, the gold placers of the Tipuani Valley were mined by groups controlled by the National Mining Bank, which bought the gold. In 1961 the government annulled all previous licenses and recognized the gold mining cooperatives, which in 1963 formed the "Regional Federation of Gold-mining Cooperatives", which are currently mining the placer deposits.


Current Status of Company Interests
-----------------------------------

     In October 1995 the Registrant began reviewing potential mining opportunities in Bolivia. A site visit to the Tipuani River Basin followed in December, with representatives of the Registrant traveling to Cangalli, approximately 2 km downriver from Tipuani. Included in the expedition was an independent geologist hired to evaluate the Cangalli area. This consultant reported that the area merited further study.

     Based on this favorable report, along with other pre-existing reports on the Tipuani area, the Registrant formed a majority-owned Bolivian subsidiary, Golden Eagle Bolivia Mining S.A. ("GEBM") in January 1996, of which Registrant initially owned 74% and later acquired an additional 19% from its Bolivian partners, for a total of 93%.

     On January 25, 1996, GEBM entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative, for the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (4,810 acres) for a 25- year period with an option for an additional 25 years. While binding according to the Company's counsel in Bolivia, this contract was not "protocolized" (recorded) with the Bolivian Notary of Mines.

     Registrant's directors elected to form a new majority-owned Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB"), in October 1996 to hold the concession interests. Registrant owns 84% of EMB; Registrant's former president, Mary A. Erickson, owns 3%; and Rene Velasquez owns 13%. EMB subsequently assumed GEBM's contract rights and proceeded to renegotiate the contract with UCL, which was protocolized with the Notary of Mines in La Paz on November 11, 1996. The new contract provides for a gross royalty interest of 18% in gold production to UCL and commits EMB to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. Management is working to meet its contractual commitments of April 20, 1997 and December 6, 1997, as well as the $3 million commitment.

     In addition, EMB is obligated to provide to UCL $200,000 for reduction of UCL's prior obligations: $100,000 in the form of a loan and $100,000 in the form of a grant. EMB has loaned the entire $100,000 obligation to UCL as of December 31, 1996, with terms which allow EMB to control the repayment of the loan out of production on a "reasonable" basis which will not unduly impact UCL's percentage of participation. As of March 31, 1997, EMB had also met more than 16% of its grant obligation to UCL, and had confirmed the finalization of the grant payment by the end of the 2nd quarter of 1997, which term had been confirmed as acceptable by UCL.

     As of March 28, 1997, GEBM continues to be the operator of the Cangalli mining prospect; however, EMB will assume operations in the Second Quarter 1997.

     Giovanni Viscarra, a geologist with regional experience in the Tipuani River Valley of Bolivia, was hired by GEBM in January 1996 as chief geologist and mine superintendent. In March 1996, Rene Velasquez joined GEBM as President. Velasquez is an economist who has served as head of collections for the Bolivian Internal Revenue Service, as well as having been in charge of the development corporation for the State of La Paz ("CORDEPAZ"). Velasquez has run his own construction/mining company, which worked extensively in the Tipuani River Basin. Both Viscarra and Velasquez assumed their respective positions in the new Bolivian subsidiary, Eagle Mining of Bolivia, Ltd.; however, Viscarra is on leave of absence as of the date of this filing due to health reasons.

     Hereinafter,   "Registrant"  shall  signify  Registrant  and  its  Bolivian subsidiaries, Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd., unless either of these subsidiaries is referred to specifically.

     Principal products or services and their markets. Registrant has begun its operations as a minerals and metals exploration company; however, Registrant has not yet commenced operation of its proposed business activities as a gold, silver and other minerals mining and marketing company. When such activities are commenced, its principal products obviously will be such minerals and metals.

     Distribution methods of the products or services. When, if ever, Registrant is successful in commencing and maintaining operations in its proposed business activities, it will utilize distribution methods which are customarily employed within the mining industry. Registrant does not contemplate that it would be employing any distribution methods which would be considered innovative or unusual. The Registrant has established, through its legal counsel in Bolivia, buyers for any precious metals or minerals that it may be successful in producing from its properties in Bolivia. The Registrant has not yet determined if it will sell these precious metals or minerals to the local buyers or if it will ship to other worldwide locations for sale to various well-known refiners.

     Status of any publicly announced new product or service. Not applicable.

     Competition, business conditions and the small business issuer's competitive position in the industry and methods of competition. Registrant is an insignificant participant among the firms which engage in the same line of business (mining) which Registrant has chosen as its principal area of business concentration. Many of Registrant's competitors are companies with significantly greater financial and personnel resources and technical expertise than the Registrant. The combined financial resources and management experience of Registrant's officers and directors are very limited and Registrant has encountered, and will continue to encounter, substantial competitive disadvantages compared to Registrant's competitors.

     Sources and availability of raw materials and the names of principal suppliers. As of December 31, 1996, the Company required no raw materials. If it ever conducts mining operations, in Bolivia or elsewhere, it will need mining equipment and supplies. Such items are often in short supply and may be unavailable. In addition, high import tariffs may make mining equipment either very expensive or of restricted availability due to import difficulties.

     Dependence on one or a few major customers. The Registrant is currently dependent upon one contract with United Cangalli Gold Mining Cooperative, Ltd.
(UCL) to explore, develop, and mine 11 concessions along the Tipuani River in Bolivia, and market precious metals and minerals which may be produced therefrom. The Registrant has not commenced its business activities on any other property nor can there be any assurances that there will be any other properties in the future.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration. Registrant, through its majority-owned subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB"), has contracted for 11 concessions along the Tipuani River to explore, develop, mine, and market precious metals and minerals that it may be able to extract from the properties involved in the concessions. In the same contract the Registrant's subsidiary has granted an 18% royalty to UCL in exchange for the rights to the concessions. The duration of the contract between the Registrant's subsidiary and UCL is for 25 years, with an automatic extension for another 25 years. The subsidiary made a commitment to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. Registrant is working to meet the contractual commitments of April 20, 1997 and December 6, 1997, as well as the $3 million commitment.

     In addition, EMB is obligated to provide to UCL $200,000 for reduction of UCL's prior obligations: $100,000 in the form of a loan and $100,000 in the form of a grant. EMB has loaned the entire $100,000 obligation to UCL as of December 31, 1996, with terms which allow EMB to control the repayment of the loan out of production on a "reasonable" basis which will not unduly impact UCL's percentage of participation. As of March 31, 1997, EMB had also met more than 16% of its grant obligation to UCL, and had confirmed the finalization of the grant payment by the end of the 2nd quarter of 1997, which term had been confirmed as acceptable by UCL.

     Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process. Neither the Company nor either of its operating subsidiaries, Golden Eagle Bolivia Mining, S.A. or Eagle Mining of Bolivia, Ltd., are obligated to receive approval of their principal products or services. Some activities in which the Company's subsidiaries are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. However, UCL has had those permits for many years, and the Company's subsidiaries are allowed to piggy-back onto those permits and any others which are occasionally required for moving heavy equipment, etc.

     Effect of existing or probable governmental regulations on the business. Registrant intends to concentrate its immediate efforts in developing its Bolivian mining prospect and obtaining all necessary governmental approvals. The effect of such governmental regulations on its business should not cause Registrant to incur any delays in commencing operations but may directly affect its ability to continue operations once commenced. It is impossible at this time to determine within any reasonable degree of certainty the effect of such regulations on its proposed business.

     Research and development  activities.  Registrant does not intend to engage
in  any  research  and  development  activities,   other  than  those  regularly
associated with the exploration, evaluation and mining of minerals and metals.


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

     Number of total employees and number of full-time employees. Registrant at year end employed two (2) full-time persons in its offices in Denver, Colorado consisting of its then-president, Mary A. Erickson, and one administrative assistant. However, by February 14, 1997, Registrant's new President, Terry C. Turner, resided in La Paz, Bolivia, and directed the Company's affairs from there. In addition, Registrant had at year end several consultants and advisors, including Guido Paravicini, M.A., a mining engineer and geophysicist working on a full-scope evaluation of the Cangalli properties; and Ronald L. Atwood, Ph.D., former chief metallurgist for Newmont Gold, who is evaluating the Company's metallurgical issues on the Cangalli property. Other consultants and advisors provide expertise in disciplines directly related to mining activities.

     Also at year end, Registrant's majority-owned subsidiary, Golden Eagle Bolivia Mining, S.A., employed 96 personnel including its president, Rene Velasquez; two purchasing agents; one secretary; two accountants; and one administrative assistant in the administrative offices in La Paz, Bolivia. The additional personnel were employed in the mine offices and shops in Cangalli, Bolivia, and consisted of one mining engineer/mine supervisor, one geologist, two mechanical engineers, one mine accountant, two warehouse supervisors, one personnel manager, three shift foremen, and 78 miners, including drillers, muckers, hoist operators, and other essential support personnel.


Item 2.  Property
         --------

     The Registrant's executive offices in the United States are located at 4949 South Syracuse, Suite 300, Denver, Colorado 80237. These offices are leased from a non-affiliated third party. At year end, Registrant utilized, at no cost, computer, fax machine and other general office furnishings owned by Mary A. Erickson and located on the premises. Registrant has since purchased computer equipment, a fax machine and a copier.

     As of February 14, 1997, Registrant also leases offices in La Paz, Bolivia located at Avenida Arce, Plaza Isabel La Catolica, Edificio Torre de las Americas, Piso 9, Of. 902, and utilizes, at no cost, computer equipment, fax machine and general office furnishings owned by Terry C. Turner.

     Registrant owns the mining equipment acquired in the San Silvestre purchase initiated in September 1996 and consummated in February 1997. Included in the equipment purchase were an electric generating set, two compressors, jaw crusher, 150 ton-per-hour ball mill, thickener, classifier, spiral recovery equipment, centrifugal bowls, vibrating tables, mine rail, ore cars, mine hoist, lighting system, ventilators, ventilator sleeve, two welders, radio sets with receiver and transmitter, fuel tanks, support housings, and various supplies and small equipment.

     Registrant's majority-owned subsidiary, GEBM, owns one new Toyota Landcruiser purchased during 1996, one mine pickup, and several pieces of recovery equipment. GEBM also leases office space located at Avenide Arce 2131, Edificio Illampu 1er Mezz in La Paz, Bolivia, and owns computer, fax and copy equipment. In addition, GEBM leases offices and shops located in Cangalli, Bolivia.


Item 3. Legal Proceedings
        -----------------

     At year end there were no actual or threatened legal proceedings against Registrant, any Officer, Director or affiliate, except as follows:

     There is an active civil investigation of the company and its officers by the Denver Regional Office of the Securities and Exchange Commission into violations of the Securities Act of 1933 and Securities Exchange Act of 1934. There is no disposition at this date but it could result in SEC actions against the Company and its officers, directors, or control shareholders for injunctive relief and penalties. In February 1997 the Company proposed an offer of settlement following negotiations with the local regional office of the SEC in Denver, Colorado, which offer is pending approval with the Securities and Exchange Commission in Washington, DC.

     The Company is Plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. The Company sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. A jury trial has been set for July 8, 1997. The future outcome cannot be predicted at this time.


     During 1995, the Company engaged a person it believed was an independent mining engineer as a consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling $78,440. The Company believes that the consultant did not provide the services contracted, usurped business opportunities, and tortiously interfered with the Company. No litigation has been filed to date between the parties and the Company is still assessing its position. An evaluation as to the outcome of this matter cannot be made at this time.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None

                                     PART II
                                     -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------------

     The following table shows the high and low bid of Registrant's Common Stock during the last four years.

1993                                Low Bid                            High Bid
--------------------------------------------------------------------------------

First Quarter                     did not trade
Second Quarter
Third Quarter
Fourth Quarter

1994                                Low Bid                            High Bid
--------------------------------------------------------------------------------

First Quarter                     did not trade
Second Quarter                    did not trade
Third Quarter                     did not trade
Fourth Quarter                      $2.50                               $6.25

1995                                Low Bid                            High Bid
--------------------------------------------------------------------------------

First Quarter                       $.125                               $5.50
Second Quarter                      $.1875                              $.75
Third Quarter                       $.21875                             $.53125
Fourth Quarter                      $.125                               $.43275

1996                                Low Bid                            High Bid
--------------------------------------------------------------------------------

First Quarter                       $.21875                             $.75
Second Quarter                      $.25                                $.96875
Third Quarter                       $.0625                              $.5625
Fourth Quarter                      $.1875                              $.59375


(b) Holders

     As of December 31, 1996, there were 566 shareholders of record of the Registrant's Common Stock.

     Registrant is authorized to issue Eight Hundred Million (800,000,000) Common Shares par value $0.0001. In addition, Registrant is authorized to issue Ten Million (10,000,000) Preferred Shares par value $0.01. No shares of Preferred Stock have been issued.

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

         Changes in Financial Condition
         ------------------------------

     At year end 1996 the Company's assets increased to $824,760 compared to $79,031 at the end of 1995. The increase was a result of operations in Bolivia and expenditures for the exploration and development of the Tipuani/Cangalli prospect.

     Liabilities also increased significantly as a result of operations in Bolivia. At year end 1996, liabilities were $1,666,870, an increase of 223% over 1995 year end liabilities of $515,271.

     Stockholders' deficit at year end 1996 was ($842,110), an increase of 93% over the 1995 stockholders' deficit of ($436,240). The Company, in other words, continued to increase the stockholders' deficit. This was exacerbated by the Company's failure to generate any revenues from any source, in spite of continued expenses and mining prospect investment and exploration costs.

     From the aspect of whether the Company can continue toward its business goal of commencing production from its Cangalli mining prospect, the Company is critically deficient in needed capital. Without a capital infusion or loans or a combination thereof, it is unlikely that the Company can carry out its business goals regarding the mine operations on the Bolivian Cangalli prospect.

     Subsequent to December 31, 1996 the Company received a bridge loan for $240,000 from a Texas bank, as well as a loan commitment from the same bank for $1,000,000 pursuant to a revolving line of credit which would retire the $240,000 bridge loan.

     The Company also received additional funding through private stock purchases. Management believes that these cash infusions will contribute substantially to satisfying a portion of the needed capital. However, no guarantee can be made that the loan amount, nor the capital raised through private placements, will entirely satisfy the Company's capital needs.

     Comparison of Results of Operation for the Fiscal Years Ended December 31, 1996 and 1995
     ---------------------------------------------------------------------------

     The Company had no operating revenues in either 1996 or 1995. The Company had gains on sales of marketable securities of $19,167 in 1996 and $9,666 in 1995. These are non-recurring gains and would not be considered regular income.

     The Company incurred operating expenses, all of which are general and administrative in nature, totaling $1,982,768 in 1996 as compared to $815,507 in 1995. As a result of having no operating income, the Company incurred operating losses of ($1,982,768) in 1996 and ($815,507) in 1995.

     Salaries and consulting fees decreased in 1996 to $191,635 from a total of $317,938 in 1995. This, however, excludes common stock issued to consultants and others in 1996 valued at $1,230,842 compared to $171,983 in 1995. These continuing costs are the result of the use of consultants related to negotiations and investigations concerning the Bolivian mining prospect. This trend will continue in 1997.

     Travel expenses in 1996 were about the same as 1995, $71,649 and $69,429, respectively; they are expected to remain at approximately the same level in 1997.

     Office expenses, including telephone, were $101,984 in 1996 and $31,714 in 1995. This may increase again in 1997 due to expanded operations.

     Legal expenses in 1996 increased significantly due to the SEC investigation, Arizona litigation effort, negotiation of the agreement for the Bolivian mining prospect, and efforts to update the corporate records and SEC filings. The expense totaled $229,037 in 1996 as compared to $51,284 in 1995.

     Likewise, accounting and other professional expenses in 1996 were materially larger due to efforts required to bring the Company's accounting current. 1996 expense for accounting totaled $34,373, while 1995 accounting and other professional expenses were $10,754. It should be expected that future legal and accounting expenses will continue in amounts comparable to 1996.

     The per-share loss amounted to ($.05) in 1996 as compared to ($.03) in 1995.

     Capital expenditures for property and equipment increased disproportionately in 1996 to $741,696 as the Company funded exploration costs and investment on the Bolivian mining prospect. By comparison, 1995 results showed capital expenditures of only $34,516.

     The Company incurred interest expenses in 1996 of $79,141 as opposed to 1995 interest of $9,289. The increased dollar amount of loans led to the eight-fold interest category increase. This increased interest cost will continue, and probably double, in the coming year with projected borrowings.

     The Company lost $16,000 in 1996 on the sale of equipment,  but had no such
loss  in  1995.   The  Company   hopes  to  avoid  future  losses  on  equipment
purchases/sales.

     The Company had a net loss for 1996 of ($2,058,742) compared to its net loss in 1995 of ($908,130). The Company anticipates that the trend of net losses will continue in 1997 as it continues to incur major expenses in attempting to start up mining of its Bolivian prospect without initially generating any significant revenues from mining.

     Comparison of Results of Operation for the Fiscal Years Ended December 31, 1995 and 1994
     ---------------------------------------------------------------------------

     During the fiscal year ended December 31, 1994, the Registrant realized a net loss on operations of $119,354 compared to $908,130 for the fiscal year ended December 31, 1995. In 1994, $899 in interest income was generated from business loans and in 1995 no revenue was generated.

     Operating expenses increased during 1995 to $815,507 compared to 1994 at $114,212 as a result of the increase in administrative, travel and professional costs involved in negotiating and evaluating potential mining prospects. In addition, only in 1995 did the Company begin activities in mineral prospect analysis and evaluation and incurred greatly increased expenses as a result of its attempts to negotiate, evaluate and acquire mineral prospects. It had to write off $78,000 in expenditures for the Mineral Mountain/Arizona proposed acquisition. In 1995, the Company issued or agreed to issue stock for services of $171,983 in relation to operations and attempts to find mining properties. Accounts payable increased by $215,516 related to ongoing operations. It wrote off a loan to an investment advisor of $15,000. It received advances or loans from officers and related parties of $297,846 and repaid $168,811 of such loans or advances. It issued stock, and agreed to issue stock related to financing activities that the company valued at $391,693. The Company issued notes for funds advanced of $110,422.


(b) Liquidity and Capital Resources

     At year end 1996, the Company had cash of $11,741 as compared to $32,979 in 1995. Its total current assets were $51,584 at year end 1996 and $42,645 in 1995. The Company investment in exploration and development costs of its Bolivian mining prospect at 1996 year end, and mining and related equipment, totaled $762,870 whereas in 1995 the Company had property and equipment of $34,516.

     At year end 1996 the total assets, less depreciation, were $824,760, while at year end 1995 total assets stood at $79,031.

     Other than its cash on hand, the Company had no other capital resources. Its investment in mining equipment not yet placed in service was illiquid. In order to fund future operations and capital expenditures, the Company will have to borrow monies or make private equity placements on terms which may not be favorable to the Company. The Company's subsidiary, Eagle Mining of Bolivia, Ltd., committed in its contract with United Cangalli Gold Mining Cooperative, Ltd. ("UCL") to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project.  Management  of  the  Company's  subsidiary  is  working  to  meet  its contractual commitments. As of December 31, 1996 the Company had expended $762,870 in Bolivia, and considers that a major portion of its overhead and expenses in the United States are allocable toward the $3,000,000 commitment in its efforts to complete title and commence mining operations in Bolivia. In addition, subsequent to December 31, 1996, the Company has acquired $1,000,000 worth of recovery and other mining equipment, which will be applied toward the $3,000,000 commitment to UCL. The Company has also received a commitment from a Texas bank for a $1,000,000 line of credit, which amount in its entirety will be allocable to the UCL contract commitment; and has raised additional capital through private stock purchases. In 1997 the Company will continue in its efforts to obtain additional capital and mining equipment which it will apply against the $3 million commitment.


Item 7.  Financial Statements and Supplementary Data

                     Please refer to pages F-1 through F-19.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ----------------------------------------------------------------

     There were no disagreements with the Company's accountants on any matters of accounting principles, practices or financial statement disclosures during 1996.

                                    PART III


Item 9.   Directors and Executive Officers of the Registrant and Compliance with
          Section 16(a) of the Exchange Act.
          ----------------------------------------------------------------------

     The following table sets forth certain information concerning the Directors and Executive Officers of the Registrant as of December 31, 1996 and subsequent appointments.

                                                                 Office
      Name              Age       Position                        Term
--------------------------------------------------------------------------------

Mary A. Erickson        39       President*                7/4/96 to 2/14/97

Mary A. Erickson        39       Director                  11/8/94 to present

Terry C. Turner         44       President & Director      2/14/97 to present

     * Resigned as President and was appointed Secretary as of February 14, 1997.

     Directors are elected at the annual meeting of shareholders to serve for a period of one year or until their successors are elected and have qualified.
Vacancies on the Board of Directors are filled by the Board of Directors. Officers serve at the discretion of the Board of Directors.


BIOGRAPHICAL INFORMATION
------------------------

     The following biographical information is presented for the present Officers and Directors of Registrant as of March 31, 1997.

     Terry C. Turner,  current President and Director (appointed on February 14,
1997). Mr. Turner received a Bachelor of Arts in Political Science (1977) and a Bachelor of Arts in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. He is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and is the first American attorney admitted to practice law in Bolivia. Under the Andean Pact Accord, this also qualifies him to practice in Columbia, Ecuador, Peru and Venezuela.

     From 1980-1983 Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989 Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991 he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in North and South America. From 1991 to 1993 Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia, a gold dredging company. From 1993 to 1995 he was Vice President and

General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997 Mr. Turner has been in private practice in La Paz, Bolivia. During the entire period of 1983 through 1997 Mr. Turner has been affiliated with and "of counsel" to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996 until his appointment with Registrant in February 1997, Mr. Turner was corporate counsel in Bolivia for Golden Eagle International, Inc. and its subsidiaries, Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd.

     Mary A. Erickson, President at December 31, 1996 (July 4, 1996 to February 14, 1997); currently serving as Secretary. Ms. Erickson was the Secretary/Treasurer of the Company from November 8, 1994 until July 4, 1996, when she was appointed to the office of President. She resumed her position as Secretary on February 14, 1997. She has served as a director of the Company from November 8, 1994 to the present. She is the sole shareholder of Golden Eagle Mineral Holdings, Inc. Prior to her association with Golden Eagle, Ms. Erickson was employed as an executive assistant in publishing and administration with Jones Intercable, Inc. (1984-1987), Jones Spacelink, Ltd. (1987-1988), AIRCOA Hospitality Services (1988-1989), and CIBER, Inc. (1989-1991). She was an officer and director of Timberline Consultants, Inc., an investor relations consulting firm, from January 1991 until September 1, 1994.

     Rene Velasquez, 53, President of Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. Mr. Velasquez graduated in 1979 from the Major University of St. Andrews in La Paz, Bolivia with a degree in Economics. He had previously served in the Bolivian Air Force between 1959 and 1963. He was a member of the Customs Police from 1964 to 1966. In 1967 he formed the mining company Minera Velasquez and began working in the Tipuani area from that time through 1995, either as Minera Velasquez, Bolintex S.R.L., or Burgoa/Velasquez Joint Venture. Mr. Velasquez was also head of collections for the Bolivian Internal Revenue Service from 1978-1979. He has been an economic advisor to the Mayor's Office of the City of La Paz (1992-1993), and economic advisor (1995) for Canac, a Canadian consulting firm attempting to capitalize ENFE, Bolivia's national railroad. From 1995 through his employment with GEBM he was General Manager of CORDEPAZ, the development corporation for the State of La Paz.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) filings. No then-current officer or director had failed to file Form 5 at year end.

Item 10.  Executive Compensation
          ----------------------

     The Company paid or accrued a total of $96,142 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1996 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.







                     [This space intentionally left blank.]


                                       SUMMARY COMPENSATION TABLE OF EXECUTIVES



                                            Annual Compensation                                  Awards
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal                                                         Other Annual       Restricted       Securities Underlying
 Position                Year          Salary ($)          Bonus ($)       Compensation($)    Stock Award(s)($)  Options/SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
President,                1993          0                   0               0                     0                0
Ronald A. Knittle**
                        ----------------------------------------------------------------------------------------------------------
                          1994          0                   0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1995          35,583              0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1996          12,050              0               0                     0                0
----------------------------------------------------------------------------------------------------------------------------------
Secretary,                1993          0                   0               0                     0                0
Mary A. Erickson***
                        ----------------------------------------------------------------------------------------------------------
                          1994          0*                  0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1995          58,499*             0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1996          50,400*             0               0                     0                0
---------------------------------------------------------------------------------------------------------------------------------
President,                1993          0                   0               0                     0                0
Ronald Sparkman**
                        ----------------------------------------------------------------------------------------------------------
                          1994          0                   0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1995          0                   0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1996          14,671              0               0                     0                0
----------------------------------------------------------------------------------------------------------------------------------
Vice President,
Paul Enright**            1993          0                   0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1994          0                   0               0                     0                0
                        ----------------------------------------------------------------------------------------------------------
                          1995          24,304              0               0                     $14,000          0
                        ----------------------------------------------------------------------------------------------------------
                          1996          19,021              0               0                     0                0
----------------------------------------------------------------------------------------------------------------------------------


*    Designates unpaid accruals for management services.

**   Resigned during 1996.

*** Secretary from November 8, 1994 until July 4, 1996; President from July 4, 1996 until February 14, 1997; re-appointed Secretary on February 14, 1997.

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                  Cash Compensation                      Security Grants
-----------------------------------------------------------------------------------------------------
Name                        Annual                  Consulting                   Number of Securities
                            Retainer     Meeting    Fees/Other     Number of     Underlying Options/
                            Fees($)      Fees ($)   Fees($)        Shares (#)    SARs (#)
-----------------------------------------------------------------------------------------------------
Mary A. Erickson,           0            0          0              0            0
Director
=====================================================================================================


Item 11. Security Ownership of Certain Beneficial Owners and Management
         ---------------------------------------------------------------

     The following table sets forth information, as of December 31, 1996, as to the number of shares of the Registrant's Common Stock owned by (a) beneficial owners of more than five percent of the Registrant's outstanding Common Stock who are known by the Registrant, and (b) the Officers and Directors of the Registrant, individually, an the Officers and Directors of the Registrant as a group, and (c) the percentage of ownership of the outstanding Common Stock represented by such shares.


Stock                      Names and Address                   Beneficial         Percent of
Title of Class             of Beneficial Owner                  Ownership          Ownership
--------------             -------------------                  ---------          ---------

Common Stock               Mary A. Erickson (*1)                14,697,717         33% (*2)
                           4949 S. Syracuse St., #300
                           Denver, CO  80237

-------------
*1 Owned indirectly and beneficially as sole shareholder of Golden Eagle Mineral Holdings, Inc.
*2   Computed not including shares issuable to others at year end.

     The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's $.0001 par value common stock by the directors and officers of the Company, both individually and as a group.



Name and address of Beneficial
Ownership                                     Shares owned                   %Ownership
---------------------------------------------------------------------------------------
Golden Eagle Mineral Holdings, Inc.            14,697,717                      33% (*2)
4949 S. Syracuse St., #300
Denver, CO  80237

Mary A. Erickson                               14,697,717                      33% (*2)
4949 S. Syracuse St., #300                     *1
Denver, CO  80237

Present Officers and Directors
as a Group                                     14,697,717                      33% (*2)


*1 Mary A. Erickson owns these shares indirectly and beneficially as sole shareholder of Golden Eagle Mineral Holdings, Inc.
*2   Computed not including shares issuable at year end.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     During 1994, an officer (and former president), Mary Erickson, advanced a total of $44,107 to the Company. In 1995, the officer advanced additional sums totaling $265,163, was repaid $160,719, and applied $25,000 against a promissory note issued the Company in 1994 in connection with the purchase of stock. In 1996, repayment of the advances was agreed to, providing for interest at eight percent. Also during 1996, the officer loaned the Company an additional $84,500 and was repaid $116,500. As of December 31, 1996, $98,424 plus accrued interest of $1,134 was owed the officer (a net decrease of $25,727 during 1996). The loans are unsecured and due on demand. In addition, as of December 31, 1996, $169,417 owed the officer for out-of-pocket operating expenses and unpaid salary are included in accounts payable, a net increase of $94,355 during 1996. In the First Quarter 1997, $39,565 was repaid to the officer in reimbursement of certain expenses.

     During 1995, relatives of an officer (and former president), Mary Erickson, advanced the Company a total of $32,683 and were repaid $8,092 (amount due as of December 31, 1995 was $24,591). In 1996, repayment of the advances was agreed to, providing for interest at twelve percent. Also, during 1996, the officer's relatives loaned an additional $195,658 to the Company. As of December 31, 1996, $228,341 plus accrued interest of $16,691 was outstanding. The loans have been extended to January 1, 2000 and are unsecured. In the First Quarter 1997, $70,000 was repaid against the advances.

     During 1995, the Company agreed to issue 80,000 shares of common stock, valued at $.07 per share, to a relative of a former president for services. As of December 31, 1995, the shares had not been issued, and are reflected in the accompanying financial statements as "issuable." The shares were issued in October 1996.

     During 1995, non-cash transactions consist of a $20,000 promissory note received from a corporation in partial payment of 800,000 shares of common stock upon conversion of short-term loans totaling $105,000; issuance of 700,000 common shares and 83,333 common shares issuable to former employees for services, valued at $.07 per share; issuance of 1,309,000 common shares and 80,000 common shares issuable to consultants for services, valued at $.07 per share (1,080,000 shares) and $.10 per share (309,000 shares); and, 165,000 common shares issuable as additional consideration to an individual for making a $50,000 loan to the Company, valued at $.07 per share.

     During 1996, non-cash transactions consist of 5,448,985 common shares to former employees and others for services with an estimated total value of $1,230,842 (316,667 shares at $.07 per share; 900,000 shares at $.15625 per share; 2,017,318 shares at $.20 per share; and 2,215,000 shares at $.30 per share).

     During 1996, the Company issued $188,500 of 6% Convertible Debentures to International Futures Holdings, Inc., a foreign corporation, which are convertible to common stock at the lesser of 80% of the NASDAQ closing bid price the day prior to notice or $.30 per share. International Futures Holdings, Inc. currently owns 1,750,000 shares; if the debentures were converted at $.30 it would have owned 5.34% of the Company's common stock at December 31, 1996.

     On September 18, 1996, the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures totaling $1 million. Closing of the agreement was on February 10, 1997. The debentures holder has subsequently notified the Company of his desire to convert his debentures into 2,993,191 shares of common stock. All voting rights associated with the stock issued are to be placed in a voting trust with the Company's Board of Directors as trustee.

     On February 11, 1997, a Texas bank loaned the Company $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. On March 6, 1997, the same bank committed to a loan to the Company for $1 million pursuant to a revolving line of credit agreement due June 1, 1998. The loan will bear interest at the prime rate (8 1/2% as of March 28, 1997). In addition, the loan will be personally guaranteed by an officer of the Company (and its principal shareholder), including a pledge of 13,500,000 shares of Common Stock of the Company owned by a corporation wholly-owned by the officer. The loan will be further secured by certain assets of the same officer's relatives. As consideration for the relatives' guarantees of the $1 million loan, the Company has agreed to issue a total of 20,000,000 shares of Common Stock. The proceeds from the $1 million loan will retire the earlier $240,000 bank bridge loan.

     Four notes payable totaling $450,000 at 10.5% interest were issued from January through July 1996 to a relative of Mary Erickson, an officer. Said notes have been extended to January 1, 2000, are unsecured and personally guaranteed by the officer and her husband.

     Loans totaling $228,341 were issued from January 1995 through December 1996 from relatives of Mary Erickson, an officer. These loans, which bear interest at 12% and are unsecured, have been extended to January 1, 2000. In February 1997, payments totaling $70,000 were made against these loans.

     The Company has also agreed to issue an additional 5,000,000 shares of Common Stock in payment of $25,000 interest and for extension of the $450,000 loan and the $228,341 loan made to the Company by relatives of an officer (and former president).

     Also, as part of the renewal agreement, the Company agreed to assume a $165,000 personal loan of an officer (and former president) from a relative, as a partial offset to total amounts owed the same officer of $268,975 as of December 31, 1996 (consisting of $98,424 in loans, $1,134 of accrued interest and $169,417 of out-of-pocket expenses and unpaid salary). The $165,000 loan, which was previously advanced to the Company by the officer, has been extended to January 1, 2000 and is unsecured, bearing interest at the prime rate (8 1/2% at March 28, 1997).

Borrowings from Related Parties
-------------------------------

     Loans totaling $98,424 were issued from December 1994 through December 1996 by Mary Erickson, an officer. These loans bear interest at 8%, are unsecured, and due on demand. In the First Quarter 1997, payments totaling $39,565 were made to the officer against these loans.

     Non-interest bearing advances of $41,900 from March 1996 through December 1996 from Rene Velasquez, an officer of GEBM and EMB, are unsecured and due on demand.

     A note for $5,000 in December 1996 from a relative of Mary Erickson, an officer, was unsecured and due on demand. This note was subsequently paid in March, 1997.

     An officer, Mary Erickson, retained 3% of the stock ownership of newly-formed Eagle Mining of Bolivia, Ltd., an 84% owned subsidiary of the Company, in partial consideration of the loans and advances made to the Company by her and her family.

     On January 17, 1997 relatives of the former president, Mary Erickson, loaned the Company $10,000.

Other Arrangements to Issue Common Stock
----------------------------------------

     During February and March 1996, the Company issued a total of 21,150 shares of common stock to two individuals (non-affiliates) for a total of $5,530 ($.25 and $.46 per share).

     A $50,000 note payable, due in October 1998, was convertible to common stock at the lender's option at the bid price on October 16, 1996 (approximately $.46875 per share). This note was subsequently paid in full, with accrued interest, on March 14, 1997.

     In addition, on March 27, 1997 an agreement was reached to convert another $50,000 note payable, including accrued interest, to 260,000 shares of common stock of the Company.

     As a result of certain private purchases in 1996, 457,000 shares of common stock were issuable at year end.






                     [This space intentionally left blank.]

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

     The following documents are filed as part of this report:         Page
                                                                       ----

        Reports of Independent Public Accountants                   F-2 & F-3

        Consolidated Balance Sheet as of December 31, 1996                F-4

        Consolidated  Statements  of  Operations  for the years  ended
          December  31,  1996 and 1995 and from  July 21,  1988
          (inception of development stage) through
          December 31, 1996                                               F-5

        Consolidated  Statements  of Cash  Flows for the  years  ended
          December  31,  1996 and 1995 and from  July 21,  1988
          (inception of development stage) through
          December 31, 1996                                               F-6

        Consolidated Statements of Stockholders'  Equity (Deficit)
          for the years ended  December  31, 1996 and 1995 and from
          July 21, 1988 (inception of development
          stage) through December 31, 1996                                F-7

        Notes to Consolidated Financial Statements                        F-8

     The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

                  Reports on Form 8-K:

                           September 18, 1996
                           December 19, 1996

Exhibits:

     Registrant hereby incorporates by reference all exhibits identified in Par. III, Item 1 Exhibit Index of its Report on Form 10-SB, effective June 17, 1994.

         27.1     Financial Data Schedule.

         No other exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLDEN EAGLE INTERNATIONAL, INC.
                                          (Registrant)

Date: March 28, 1997                       /s/  Terry C. Turner
     ------------------                   --------------------------------------
                                          President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            GOLDEN EAGLE INTERNATIONAL, INC.
                                                     (Registrant)

Date: March 28, 1997                        /s/  Terry C. Turner
      -----------------                     ------------------------------------
                                            Director
                                            /s/  Mary A. Erickson
                                            ------------------------------------
                                            Director

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Financial  Statements
Table of Contents
================================================================================



                                                                    PAGE
                                                                    ----

Reports of Independent Public Accountants                        F-2 and F-3

Financial Statements

        Consolidated Balance Sheet                                       F-4

        Consolidated Statement of Operations                             F-5

        Consolidated Statement of Cash Flows                             F-6

        Consolidated Statement of Changes in
         Stockholders' Equity (Deficit)                                  F-7

        Notes to Consolidated Financial Statements                       F-8

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



March 28, 1997

To the Board of Directors
Golden Eagle International, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (a development stage company) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 1996 and 1995, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception and beginning of the development stage) to December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

I did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., a 93% owned subsidiary, which statements reflect total assets of $739,630 as of December 31, 1996. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A. as of December 31, 1996 and for the year then ended, is based solely on the report of the other auditors.

In my opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (beginning of the development stage) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 1996 and has incurred substantial losses since its inception. The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing as discussed in Note A, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                             /s/  GAYLEN R. HANSEN
                                             ----------------------------------
                                             Gaylen R. Hansen
                                             Certified Public Accountant
                                             Greenwood Village, Colorado

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
La Paz


We have audited the accompanying balance sheet of Golden Eagle Bolivia Mining S.A. as of December 31, 1996, and the related statement of cash flows from January 23, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A. as of December 31, 1996, and its cash flows for the period from January 23, 1996 to December 31, 1996, in conformity with generally accepted accounting principles in the United States.

The financial statements referred to above assume Golden Eagle Bolivia Mining S.A. will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, Golden Eagle Bolivia Mining S.A. is not in a commercial production stage and does not have producing properties. The Company requires significant additional financing to satisfy its needs and commence operations. Unless the Company obtains suitable additional financing there is substantial doubt about the Company's ability to continue as a going concern.


                                        BERTHIN AMENGUAL Y ASOCIADOS
                                        Member of Ernst & Young International

                                        /s/ HUGO BERTHIN AMENGUAL
                                        ------------------------------------
                                        Lic. Hugo Berthin Amengual (Partner)
                                        MAT. PROF. No. CAUB 0482
                                        RUC 2190931

La Paz - Bolivia
April 9, 1997

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
================================================================================

                                                                 December 31,
                                                                    1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                          $    11,741
  Prepaid expense other costs                                        30,897
  Income tax refund receivable                                        8,946
--------------------------------------------------------------------------------
       Total current assets                                          51,584
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Exploration and development costs of mining prospect              570,853
  Mining equipment and vehicles not placed in service               158,448
  Mining equipment                                                   33,569
  Office equipment                                                   13,342
--------------------------------------------------------------------------------
                                                                    776,212
  Less accumulated depreciation                                      (7,811)
--------------------------------------------------------------------------------
                                                                    768,401
--------------------------------------------------------------------------------
DEPOSITS                                                              4,775
--------------------------------------------------------------------------------
                                                                $   824,760
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable and loan                                        $    89,558
  Loans from related parties                                         46,900
  Convertible debentures                                            188,500
  Accounts payable                                                  400,581
  Accrued interest                                                   74,566
  Other accrued liabilities                                          40,000
--------------------------------------------------------------------------------
        Total current liabilities                                   840,105
--------------------------------------------------------------------------------

LONG-TERM DEBT                                                      826,765
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
    shares authorized 10,000,000; none issued                          --
  Common stock, par value $.0001 per share; authorized
    800,000,000 shares; issued and outstanding
    44,517,143 shares                                                 4,452
  Common stock issuable, 2,384,500 shares                           446,500
  Additional paid-in capital                                      1,856,949
  Deficit accumulated during the development stage               (3,150,011)
--------------------------------------------------------------------------------
         Total stockholders' (deficit)                             (842,110)
--------------------------------------------------------------------------------
                                                                $   824,760
================================================================================


--------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Operations
===============================================================================================================

                                                                                                  July 21, 1988
                                                                                                   (Inception)
                                                                    Year Ended                       Through
                                                                   December 31,                      December
                                                            1996                 1995                31, 1996
---------------------------------------------------------------------------------------------------------------
REVENUE
  Interest from loans                                    $     --               $    --            $     11,727
  Commissions                                                  --                    --                   6,708
  Other                                                        --                    --                   3,681
---------------------------------------------------------------------------------------------------------------
     Total revenue                                             --                    --                  22,116
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                        1,982,768               815,507             3,075,650
---------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                         (1,982,768)             (815,507)           (3,053,534)
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Gain on marketable securities                              19,167                 9,666               124,336
  Loss on sale of equipment                                 (16,000)                 --                 (17,314)
  Interest expense                                          (79,141)               (9,289)             (106,925)
  Interest income                                              --                    --                   1,726
  Write off advances to Mineral Mountain Mining Co.            --                 (78,000)              (78,000)
  Write off loan to investment advisor                         --                 (15,000)              (15,000)
---------------------------------------------------------------------------------------------------------------

     Total other income (loss)                              (75,974)              (92,623)              (91,177)
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $ (2,058,742)         $   (908,130)         $ (3,144,711)
===============================================================================================================

EARNINGS (LOSS) PER SHARE                              $       (.05)         $       (.03)         $       (.29)
===============================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                      44,130,185            31,852,522            10,964,608
===============================================================================================================



                                                              F-5


------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows
==================================================================================================================
                                                                                                     July 21, 1988
                                                                                                      (Inception)
                                                                             Year Ended                 Through
                                                                             December 31,               December
                                                                        1996             1995           31, 1996
                                                                     ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $(2,058,742)     $  (908,130)     $(3,144,711)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Stock issued and issuable for services                         1,230,842          171,983        1,405,919
        Depreciation expense                                               7,006              805           10,625
        Loss (gain) from investments                                     (19,167)          (9,666)        (124,336)
        Write off advances to Mineral Mountain Mining Co.                   --             78,000           78,000
        Write off loan to investment advisor                                --             15,000           15,000
        Loss on retirement of equipment                                     --               --              1,314
        Fair value of officer salary expensed                               --               --             20,000
     Changes in operating assets and liabilities:
        Marketable securities                                              9,666             --              9,666
        Prepaid expense and other costs                                  (30,897)            --            (30,897)
        Income tax refund receivable                                      (8,946)            --             (8,946)
        Accounts payable and accrued liabilities                         258,440          215,516          515,147
------------------------------------------------------------------------------------------------------------------

   Net cash flows (used for) operating activities                       (611,798)        (436,492)      (1,253,219)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from investment sales                                         29,589             --            184,380
   Investment in property and equipment                                 (741,696)         (34,516)        (780,240)
   Deposits                                                               (2,100)          (2,675)          (4,775)
   Advances to Mineral Mountain Mining Co.                                  --            (68,000)         (78,000)
   Loan to investment advisor                                               --            (15,000)         (15,000)
   Purchase of investment securities                                        --               --            (59,478)
   Purchase of subsidiary (net of cash acquired)                            --               --             (2,700)
------------------------------------------------------------------------------------------------------------------

   Net cash flows (used for) investing activities                       (714,207)        (120,191)        (755,813)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from related parties                                            812,023          297,846        1,209,880
   Repayment of loans from related parties                              (116,500)        (168,811)        (333,202)
   Proceeds from notes payable                                            29,136          110,422          139,558
   Repayments of bank note payable                                       (10,422)            --            (10,422)
   Proceeds from convertible debentures                                  188,500             --            188,500
   Common stock issued and issuable                                      402,030          391,693          889,523
   Stock issuance costs                                                     --            (41,644)         (63,064)
------------------------------------------------------------------------------------------------------------------

   Net cash flows from financing activities                            1,304,767          589,506        2,020,773
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                          (21,238)          32,823           11,741

CASH - BEGINNING OF PERIOD                                                32,979              156             --
------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                 $    11,741      $    32,979      $    11,741
==================================================================================================================


                                                        F-6


------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
====================================================================================================================================

                                                Common Stock           Common    Additional
                                            ------------------         Stock       Paid-in   Stockholder    Accumulated
                                            Shares       Amount       Issuable     Capital   Receivable      Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                         --       $  --         $ --        $  --       $ --           $ --          $  --

   Issuance of common stock:
     June 1, 1989 for cash at
      $.00006 per share                    1,666,665        167          --            (67)      --             --              100
     June 30, 1990 for cash at
      $.03 per share                         300,000         30          --          8,970       --             --            9,000
     July 3, 1990 for cash at
      $.003 per share                        366,665         37          --          1,063       --             --            1,100
      50,000 to 1 stock split                   --         --            --          4,900       --             --            4,900
     January and March 1991 for
      cash at $.30074 per share
      from stock offering                    268,335         27          --         59,253       --             --           59,280
   November 1, 1993 - deficit
    of acquired subsidiary                      --         --            --           --         --           (5,300)        (5,300)
   Acquisition of subsidiary                    --         --            --          2,600       --             --            2,600
   Fair value of officer salary                 --         --            --         20,000       --             --           20,000
   November 7, 1994, convert
    debt to equity at $.003 per share      2,640,830        264          --          7,659       --             --            7,923
   November 8, 1994, $.00125 per share:
     Note receivable from affiliate       20,000,000      2,000          --         23,000    (25,000)          --             --
     Legal services                          375,000         37          --            432       --             --              469
   Other                                         (70)      --            --          2,625       --             --            2,625
   Net loss for the periods                     --         --            --           --         --         (177,839)      (177,839)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994              25,617,425      2,562          --        130,435    (25,000)      (183,139)       (75,142)

   Issued for cash in June and August
    ($.01 to $.05 per share), less
    $41,644 in stock issuance costs       10,052,250      1,005          --        164,044       --             --          165,049
   Issued for services ($.07 per share)    2,009,000        201          --        148,799       --             --          149,000
   Convert notes payable
    ($.15625 per share)                      800,000         80          --        124,920    (20,000)          --          105,000
   Payment of note by affiliate                 --         --            --           --       25,000           --           25,000
   Issuable for cash ($.125 to
    $.282 per share), 417,500 shares            --         --          80,000         --         --             --           80,000
   Issuable for services and additional
    consideration for loan
    ($.07 per share),
    328,333 shares                              --         --          22,983         --         --             --           22,983
   Net loss for the year                        --         --            --           --         --         (908,130)      (908,130)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995              38,478,675      3,848       102,983      568,198    (20,000)    (1,091,269)      (436,240)

   Collection of receivable
    January 9, 1996                             --         --            --           --       20,000           --           20,000
   Shares previously subscribed issued       568,333         57       (52,983)      52,926       --             --             --
   Issued for cash ($.05 to
    $.25 per share)                           21,150          2          --          5,528       --             --            5,530
   Issuable for cash ($.10 to
    $.20 per share),
    2,207,000 shares                            --         --         396,500         --         --             --          396,500
   Issued for services ($.07 to
    $.30 per share)                        5,448,985        545          --      1,230,297       --             --        1,230,842
   Net loss for the year                        --         --            --           --         --       (2,058,742)    (2,058,742)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996              44,517,143     $4,452      $446,500   $1,856,949   $   --      $(3,150,011)   $  (842,110)
====================================================================================================================================

                                                                 F-7

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Note A - Organization and Business

Organization and Nature of Business
-----------------------------------

Golden Eagle International, Inc. (a development stage company, the "Company",) was incorporated in Colorado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition. Presently, substantially all of the Company's operations and business interests are focused on a prospect in the Tipuani River area of the Republic of Bolivia.

Organization of Subsidiaries and Bolivian Mining Venture
--------------------------------------------------------
In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM; the remaining 7% is owned by two Bolivian nationals. In October 1996 a sister subsidiary was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under a contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; 13% is owned by a Bolivian national, and the remaining 3% is personally owned by an officer (and former president). As a shareholder in GEBM, the Company has elected to dissolve GEBM and cease all operations in its name after the First Quarter 1997. All continuing operations by the Company in Bolivia will be carried out by EMB commencing in the Second Quarter 1997.

On January 25, 1996, GEBM entered into an agreement with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions owned by UCL. That agreement, while binding according to GEBM's Bolivian counsel, was never "protocolized" (recorded by the Bolivian Notary of Mines). A new agreement was completed between EMB and UCL and was protocolized on November 11, 1996.

The mining agreement with UCL provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. In addition, EMB is obligated to provide UCL $200,000: $100,000 as a non-interest bearing loan and $100,000 in the form of a grant. As of December 31, 1996, the $100,000 loan had been funded.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Going Concern Considerations
----------------------------

The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
Company had significant working capital and stockholders' deficits as of December 31, 1996 and has incurred substantial losses since its inception. The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters include proposed private placements of stock, obtaining short-term loans, putting properties currently under contract into production, and the acquisition of operating properties that will provide cash flow. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Note B - Summary of Significant Accounting Policies


Principles of Consolidation
---------------------------

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All inter-company transactions and balances have been eliminated.


Foreign Currency Translation
----------------------------

The Company's primary functional currency is the U.S. dollar. Its foreign subsidiaries translate monetary assets and liabilities at the year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation which is translated at historical rates. Gains or losses from changes in exchange rates are recognized in the year of occurrence.


Use of Estimates
----------------

Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Marketable Securities
---------------------

Marketable securities consist of equity securities stated at fair market value in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Market values are based on quoted prices. Realized and unrealized gains and losses are computed using the first-in, first-out method of determining the cost of securities.


Property and Equipment
----------------------

Property and equipment are recorded at cost. Costs associated with the acquisition, exploration and development of mining prospects are capitalized on a country-by-country basis, subject to a limitation so as not to exceed the present value of future net revenues from estimated production. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized.

Depreciation is computed using the straight-line method over the assets' estimated useful lives which range from five to seven years for office equipment and seven years for mining equipment. After mining properties have been evaluated, associated capitalized costs are amortized on a unit-of- production method based on proven reserves.


Income Taxes
------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note D).


Statement  of  Cash  Flows  Information  and  Supplemental   Non-Cash  Financing
Activities
--------------------------------------------------------------------------------

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 1996 and 1995, the Company paid interest of $13,258 and none, respectively.

1996 non-cash transactions consist of issuance of 5,448,985 common shares to employees and others for services with an estimated total value of $1,230,842.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

1995 non-cash transactions consist of a $20,000 promissory note received from a corporation in partial payment of 800,000 shares of common stock upon conversion of short-term loans totaling $105,000 (see Note E); issuance of 700,000 common shares and 83,333 common shares issuable to former employees for services, valued at $.07 per share; issuance of 1,309,000 common shares and 80,000 common shares issuable to consultants for services, valued at $.07 per share (1,080,000 shares) and $.10 per share (309,000 shares); and 165,000 common shares issuable as additional consideration to an individual for making a $50,000 loan to the Company, valued at $.07 per share (see Note C).


Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

                     [This space intentionally left blank.]

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Note C - Long-term Debt and Notes Payable

6%  Convertible  debentures  issued April  through
June 1996 to a foreign corporation,  due September
15,  1997,  convertible  to  common  stock  at the
lesser  of 80% of the  closing  bid  price the day
prior to notice or $.30 per share.                                $188,500

15%  Note  payable  dated  April  5,  1995  to  an
individual,   due   July   5,   1995.   Personally
guaranteed  by an  officer  and  her  husband  and
200,000  shares  of  common  stock.  (On March 27,
1997,  the note holder elected to convert the note
and related accrued  interest to 260,000 shares of
common stock - see Note H.)                                         50,000

10% Note  payable to an  individual,  due  October
1998,  convertible  to common stock at $.46875 per
share. In addition, 165,000 shares of common stock
was issued  February 1, 1996 (issuable at December
31, 1995) as additional  consideration.  (The note
was paid March 14, 1997.)                                           50,000

Non-interest  bearing equipment loans in 1996 from
a  Bolivian  gold  mining   cooperative,   net  of
$104,092 loaned the cooperative. Due July 1, 1997.                  23,558

Other 6% to 8% notes payable,  unsecured.  ($5,000
subsequently paid.)                                                 16,000


Borrowings from Related Parties:
--------------------------------

10.5% notes  payable  issued from January  through
July 1996 to a relative of an officer,  unsecured,
due January 1, 2000,  personally guaranteed by the
officer and her husband (see Note H).                             450,000

12%  loans   issued  from   January  1995  through
December  1996  from   relatives  of  an  officer,
unsecured,  due  January  1,  2000  (see  Note H).                228,341

8%  loans  issued  from   December   1994  through
November   1996   by  an   officer   (and   former
president),  unsecured,  due  January 1, 2000 (see
Note H).                                                           98,424

Non-interest  bearing  advances  from  March  1996
through   December  1996  from  an  officer  of  a
subsidiary, unsecured, due on demand.                              41,900

12% loan in  December  1996 from a relative  of an
officer,  unsecured, due on demand. (This loan was
paid in March 1997).                                                5,000
                                                                ---------

                                                                1,151,723

Less current maturities                                          (324,958)
                                                                ---------

Long-term maturities                                          $   826,765
                                                              ===========

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Note D - Income Taxes


As of December 31, 1996, the Company had net operating loss carryforwards totaling approximately $3,074,000 that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 2005 through 2011. Furthermore, use of the loss carryforwards are limited by certain changes in the Company's ownership.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $461,000 of the loss carryforward has been offset by a valuation allowance of the same amount.


Note E - Stockholders' Equity

Authorized Shares
-----------------

The Company initially authorized 10,000 shares of no par value common stock. On June 1, 1990, the Company authorized a 50,000-for-one stock split and authorized 800,000,000 shares of $.0001 par value common stock and 10,000,000 shares of $.01 par value preferred stock, and additional capital of $4,900 was contributed to allow enough equity for the split to take place.

Common Stock Issued
-------------------

On June 1, 1989, the Company issued 1,666,665 shares of common stock for cash of $100.

In 1990, the Company issued 300,000 shares of common stock for cash at $.03, or $9,000; and 366,665 shares of common stock to individuals for cash at $.003 per share, or $1,100.

From January through April 1991, the Company met the minimum funding requirements of a stock offering and sold 268,335 units at $.30 per unit which consisted of one share of common stock and four warrants to purchase one additional share each of common stock at $.60. After deferred offering costs of $21,221, the Company received net proceeds of $59,280.

On November 7, 1994, the Company issued 2,640,830 shares stock for a reduction of amounts owed related parties in the amount of $7,923 ($.003 per share).

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

On November 8, 1994, the Company issued 20,000,000 common restricted shares to a corporation solely owned by a former president of the Company. Consideration for the common shares (valued at $.00125) was a $25,000 promissory note, secured by equipment, at 10% interest, due on demand. The note receivable was satisfied in 1995 as a result of application of 1995 advances from the former president in excess of the outstanding balance.

Also on November 8, 1994, 375,000 common restricted shares valued at $.00125 were issued to an attorney for services.

During 1995, the Company issued a total of 10,052,250 shares of common stock to individuals for a total of $206,693 (ranging from approximately $.01 to $.05 per share) and incurred $41,644 in stock issuance costs, for net cash proceeds to the Company of $165,049.

During 1995, a total of 2,009,000 shares of common shares were issued to employees for services (700,000 shares valued at $.07 per share) and to consultants for services (1,000,000 shares valued at approximately $.07 and 309,000 shares at approximately $.10 per share).

In August and September 1995, a total of 800,000 shares of common stock were issued a corporate investor for $125,000 ($.15625 per share), consisting of conversion of $105,000 of short-term loans made the Company in August through October 1995, and a $20,000 receivable which was subsequently paid January 9, 1996.

During February and March 1996, the Company issued a total of 21,150 shares of common stock to two individuals (non-affiliates) for a total of $5,530 ($.25 and $.46 per share).

During 1996, a total of 5,448,985 shares of common stock were issued to employees and others for services with an estimated total value of $1,230,842 (316,667 shares at $.07; 900,000 shares at $.15625 per share; 2,017,318 shares at approximately $.20 per share; and, 2,215,000 shares at $.30 per share).


Common Stock Issuable
---------------------

As of December 31, 1995, a total of 745,833 shares of common stock were issuable for the following: 177,500 shares for $50,000 cash ($.282 per share); 240,000 shares for $30,000 cash ($.125 per share); 83,333 shares for employee services (valued at $.07); 80,000 shares to a consultant for services (valued at $.07 per share); and 165,000 shares to an individual as additional consideration for making a $50,000 loan to the Company (valued at $.07 per share). During 1996, with exception of the 177,500 shares subscribed for cash, the foregoing were issued.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

As of December 31, 1996, a total of 2,384,500 shares of common stock were issuable for stock subscribed for cash (including 177,500 shares originally subscribed in 1995). The additional shares issuable as of December 31, 1996 were for cash as follows: 425,000 shares ($.10 per share); 32,000 shares ($.125 per share); and, 1,750,000 shares ($.20 per share) by the holder of the Company's Convertible Debentures (see below and Note C).


Convertible Debt
----------------

During 1996, the Company issued $188,500 of 6% Convertible Debentures to a foreign corporation which are convertible to common stock at the lesser of 80% of the NASDAQ closing bid price the day prior to notice or $.30 per share (see Note C).

On March 27, 1997, the holder of a $50,000 note payable agreed to convert the note and accrued interest into 260,000 shares of common stock (see Note C).


Note F - Related Party Transactions


During 1994, an officer (and former president) advanced a total of $44,107 to the Company. In 1995, the officer advanced additional sums totaling $265,163, was repaid $160,719, and applied $25,000 against a promissory note issued the Company in 1994 in connection with the purchase of stock. In 1996, repayment of the advances was agreed to, providing for interest at eight percent. Also during 1996, the officer loaned the Company an additional $84,500 and was repaid $116,500. As of December 31, 1996, $98,424 plus accrued interest of $1,134 was owed the officer (a net decrease of $25,727 during 1996). The loans are unsecured and due upon demand. In addition, as of December 31, 1996, $169,417 owed the officer for out-of pocket operating expenses and unpaid salary are included in accounts payable, a net increase of $94,355 during 1996. As of December 31, 1996 a total of $268,975 was owed the officer for loans, accrued interest and amounts included in accounts payable. On March 22, 1997 the Company assumed $165,000 of other obligations of the officer (see Note H).

During 1996, the officer (and former president) discussed above received 3% of the stock ownership of Eagle Mining of Bolivia, Ltd. in partial consideration of the loans and advances made to the Company by the officer and her family.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

During 1996, four one-year notes payable, totaling $450,000 at an interest rate of 10 1/2%, were issued to a relative of an officer (and former president). The notes are unsecured and are personally guaranteed by the officer (and former president) and her husband. On March 22, 1997, the notes were renewed with an extended due date of January 1, 2000 (see Note H).

During 1995, relatives of an officer (and former president) advanced the Company a total of $32,683 and were repaid $8,092 (amount due as of December 31, 1995 was $24,591). In 1996, repayment of the advances was agreed to, providing for interest at twelve percent. Also during 1996, the officer's relatives loaned an additional $195,658 to the Company. As of December 31, 1996, $228,341 plus accrued interest of $16,691 is outstanding. The loans are unsecured. On March 22, 1997 the notes were renewed with an extended due date of January 1, 2000 (see Note H).

During 1995, the Company agreed to issue 80,000 shares of common stock, valued at $.07 per share, to a relative of a former president for services. As of December 31, 1995, the shares had not been issued, and are reflected in the accompanying financial statements as "issuable". The shares were issued in October 1996.


Note G -  Commitments and Contingencies

Securities and Exchange Commission Investigation
------------------------------------------------
There is an active civil investigation of the Company and its officers by the Denver Regional Office of the Securities and Exchange Commission into violations of the Securities Act of 1933 and Securities Exchange Act of 1934. There is no disposition of this matter as of March 28, 1997, but it could result in SEC actions against the Company and its officers, directors, or control shareholders for injunctive relief and penalties.


Disagreement with Consultant
----------------------------
During 1995, the Company engaged a person it believed was an independent mining consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling $78,440. The Company believes the consultant did not provide the services contracted, usurped business opportunities, and tortiously interfered with the Company. No litigation has been filed to date and the Company is still assessing damages that it has incurred as a result of the consultant's conduct. An evaluation as to the outcome of this matter cannot be made at this time.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

MMMC and Silver Bar Mining Prospect
-----------------------------------
During 1994, a corporation owned by an officer (and former president) of the Company conducted negotiations with Mineral Mountain Mining Co. ("MMMC") to acquire a 46% equity interest in MMMC, the owner of the Silver Bar Mine located near Apache Junction, Arizona. As a result of the foregoing, a letter of intent was entered into with MMMC. The rights and obligations pursuant to the letter of intent were assigned to the Company. The purchase price of the 46% equity interest was to be $1.2 million cash and a $4.3 million loan at two percent over the prime rate. The letter of intent also provides an option to acquire an additional four percent equity in MMMC for nominal amounts upon certain conditions. In partial performance and pursuant to the negotiations, the Company advanced $10,000 to MMMC in 1994.

In 1995, the Company continued negotiations with MMMC in attempts to conclude the stock purchase agreement, advancing an additional $68,000 to MMMC (for cumulative total advances of $78,000).

Principals of MMMC subsequently refused to execute or acknowledge the agreement. On January 18, 1996, the Company filed suit against MMMC and two of its principals for breach of the joint venture agreement. The case has been set for a jury trial on July 8, 1997. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter. Accordingly, the $78,000 in advances to MMMC were written off during 1995.

Obligation to Bolivian Gold Mining Cooperative
----------------------------------------------
The November 11, 1996 mining agreement with the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the Bolivian mining project. In addition, EMB is obligated to provide UCL $200,000: $100,000 as a non-interest bearing loan and $100,000 in the form of a grant. As of December 31, 1996, the $100,000 loan had been funded. (See Note A.)


Facility Leases
---------------
The Company leases its principal offices in Denver, Colorado on a month-to-month basis at $1,475 per month. In addition, the Company entered into a one-year office lease in La Paz, Bolivia at $1,500 per month, effective January 1, 1996, and thereafter on a month-to-month basis; these offices are occupied by the Company's subsidiary. As of February 14, 1997, the Company also leased offices for its corporate operations in La Paz, Bolivia on a month-to-month basis at $600 per month.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Note H -  Events Subsequent to December 31, 1996 (Unaudited)

Bank Financing
--------------
On February 11, 1997, a Texas bank loaned the Company $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. On March 13, 1997 the bank agreed to loan the Company $1 million pursuant to a revolving line of credit agreement due June 1, 1998 and bearing interest at the prime rate (8 1/2% as of March 28, 1997). The loan is personally guaranteed by an officer of the Company (and its former president and principal shareholder), including 13,500,000 shares of common stock of the Company owned by a corporation wholly-owned by the officer, and is further secured as described below. The proceeds from the $1 million loan will retire the earlier $240,000 bank bridge loan. As of March 28, 1997 the loan had not closed.

Related Party Loan Pledge and Renewal Agreements for Common Stock
-----------------------------------------------------------------
The $1 million bank loan described above will be secured by the pledge of certain assets of relatives of an officer (and former president) for a period of five years from closing of the loan. As consideration for the relatives' pledge, the Company has agreed to issue a total of 20,000,000 shares of common stock to the relatives.

The Company also agreed to issue an additional 5,000,000 shares of common stock for renewal and extension of $450,000 and $228,341 in prior loans to the Company by relatives and abatement of $25,000 in previously accrued interest (see Note
C).

Also, as a part of the renewal agreement, the Company agreed to assume a $165,000 personal loan of an officer (and former president) from a relative, as a partial offset to total amounts owed the same officer of $268,975 as of December 31, 1996 (see Note F). The $165,000 loan is due January 1, 2000, is unsecured and bears interest at the prime rate (81/2% as of March 28, 1997).


Sales of Common Stock to Investors
----------------------------------
The Company has issued or will issue a total of 7,114,700 shares of common stock to ten individual investors for cash received through March 28, 1997, totaling $711,470.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
================================================================================

Purchase of Equipment and Common Stock Issued
---------------------------------------------
On September 18, 1996, the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures totaling $1 million. Closing of the agreement was on February 10, 1997. The debenture holder has subsequently notified the Company of his desire to convert the debentures into 2,993,191 shares of common stock. All voting rights associated with the stock issued are to be placed in a voting trust with the Company's board of directors as trustee.


Conversion of Note Payable to Common Stock
------------------------------------------
On March 27, 1997, an individual elected to convert a $50,000 15% note payable, plus accrued interest, to 260,000 shares of common stock (see Note C).


Related Party Loans and Repayments
 ----------------------------------
On January 17, 1997 relatives of an officer (and former president) loaned the Company $10,000. During February 1997, the Company repaid $70,000 of loans that had previously been made to the Company by these individuals (see Notes C and F).

In February and March 1997, an officer (and former president) was repaid $39,465 of expenses which had been accrued and included in the December 31, 1996 accounts payable (see Notes C and F).

During March 1997, $5,000 loaned by a relative in December 1996 was repaid with interest. (See Note C).


Other Loan Repayments
---------------------
On March 14, 1997, the Company paid a $50,000, 10% convertible note payable and accrued interest. (See Note C).