Form 10QSB/A
period 1995-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-05-28
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB(A)
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  - Amended -
                      For the quarter ended March 31, 1995

                          Commission file number 023726

                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Colorado                                         84-1116515
    ----------------------                             ---------------
   (State of incorporation)                             (I.R.S. Employer
                                                       Identification No.)

4949 South Syracuse Street, Ste. #300, Denver, CO             80237
-------------------------------------------------            --------
    (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (303) 694-6101
                                                           ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                       Yes     X          No
                            -------           -------


As of March 31, 1995, there were 25,926,355 outstanding shares of common stock, par value $.0001.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

     The unaudited Financial Statements for the Quarter Year ended March 31, 1995 are attached hereto. Please refer to pages F-1 through F-7.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

Results of Operations

     The Company had no revenues in this quarter. It incurred operating expenses in the amount of $125,819 and incurred an operating loss of $125,819. For the same period in 1994 the company incurred operating expenses of $15,406 and had nominal revenue of $70 for an operating loss of $15,336. The increase of operating expenses by eight times was a result of the company being reactivated, and attempting to investigate, negotiate and acquire mineral prospects, or interests therein. The Company expects that these expenses will continue, and as well the Company will incur promotional expenses, and legal and accounting fees. With its reactivation, general and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (Loss) for the period was ($122,597) for a loss of ($.005) per share as compared to net loss for the same period in 1994 of ($15,190) for a loss of ($.006) per share.

Changes in Financial Conditions and Liquidity

     The Company had no operating capital, but had liquid assets consisting of marketable securities of $3,222, at period end. As of period end the Company had $103,867 in total assets, of which $22,645 consisted of deferred stock issuance costs and $78,000 in advances to Minerals Mountain Mining Co. At year-end 1994, the Company had a total of $10,156 in assets, of which $10,000 was in advances to Mineral Mountain Mining. At period end, the Company had total liabilities, all of which were current, of $191,006 compared to $85,298 at 1994 year end. Of the liabilities $50,000 consisted of a note payable, and $117,056 consisted of accounts payable and overdrafts. Advances from officers and related parties were $16,651 and payroll taxes were accrued of $7,299.

     The Company had no cash at quarter end, and liquid assets consisting of $3,222 in marketable securities.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

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


Item 2. Changes in Securities
        ---------------------

     None.


Item 3. Defaults upon Senior Securities
        -------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.


Item 5. Other Information
        ------------------

     None.


Item 6. Exhibits and Reports on Form 8-K:
        ---------------------------------

     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1     Financial Data Schedules

     (b) Reports on Form 8-K filed during the three months ended March 31, 1995 (incorporated by reference):

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GOLDEN EAGLE INTERNATIONAL, INC.
                                           (Registrant)


Dated:  May 12, 1997                       by:  /S/  MARY A. ERICKSON
                                               ---------------------------------
                                               Mary A. Erickson, Secretary

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Financial  Statements
Table of Contents
================================================================================

                                                                   PAGE
                                                                   ----

Balance Sheet                                                      F-1

Statement of Operations                                            F-2

Statement of Cash Flows                                            F-3

Statement of Changes in Stockholders' Equity (Deficit)             F-4

Notes to Financial Statements                                      F-5


---------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Balance Sheet
=========================================================================================================
                                                                            March 31,
                                                                              1995            December 31,
                                                                           (Unaudited)            1994
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                               $    --              $     156
        Marketable securities                                                  3,222                 --
---------------------------------------------------------------------------------------------------------
                Total current assets                                           3,222                  156
---------------------------------------------------------------------------------------------------------
OTHER ASSETS
        Advances to Mineral Mountain Mining Co.                               78,000               10,000
        Deferred stock issuance costs                                         22,645                 --
---------------------------------------------------------------------------------------------------------
                Total other assets                                           100,645               10,000
---------------------------------------------------------------------------------------------------------
                                                                           $ 103,867            $  10,156
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Note payable                                                       $  50,000            $    --
        Advances from officer and related party                               16,651               44,107
        Accounts payable and bank overdraft                                  117,056               41,191
        Accrued payroll taxes                                                  7,299                 --
---------------------------------------------------------------------------------------------------------
                Total current liabilities                                    191,006               85,298
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                       --                   --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 25,926,355
                and 25,617,355 shares, respectively                            2,593                2,562
        Common stock issuable, 257,500 shares                                 55,600                 --
        Additional paid-in capital                                           160,404              130,435
        Note receivable from affiliate                                          --                (25,000)
        Deficit accumulated during the development stage                    (305,736)            (183,139)
---------------------------------------------------------------------------------------------------------
                Total stockholders' (deficit)                                (87,139)             (75,142)
---------------------------------------------------------------------------------------------------------
                                                                           $ 103,867            $  10,156
=========================================================================================================

                                                   F-1
See accompanying notes.



------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Operations
(Unaudited)
============================================================================================================
                                                                                               July 21, 1988
                                                                 Three Months Ended               (Inception)
                                                                    March 31,                        Through
                                                           ----------------------------                March
                                                            1995                1994                31, 1995
-------------------------------------------------------------------------------------------------------------

REVENUE
        Interest from loans                               $   --              $      70            $  11,727
        Commissions                                           --                   --                  6,708
        Other                                                 --                   --                  3,681
------------------------------------------------------------------------------------------------------------

                Total revenue                                 --                     70               22,116
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                         125,819               15,406              403,194
------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                          (125,819)             (15,336)            (381,078)
------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Unrealized gain on marketable securities             3,222                 --                  3,222
        Gain (loss) on sale of investments                    --                   --                 95,503
        Loss on retirement of equipment                       --                   --                 (1,314)
        Interest expense                                      --                   --                (18,495)
        Interest income                                       --                    146                1,726
------------------------------------------------------------------------------------------------------------

                Total other income (loss)                    3,222                  146               80,642
------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                        $(122,597)           $ (15,190)           $(300,436)
============================================================================================================

EARNINGS (LOSS) PER SHARE                                $   (.005)           $   (.006)           $   (.087)
============================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                     26,096,189            2,601,665            3,454,467
============================================================================================================




                                                      F-2
See accompanying notes.


-----------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Cash Flows
(Unaudited)
=================================================================================================================

                                                                                                    July 21, 1988
                                                                        Three Months Ended             (Inception)
                                                                            March 31,                     Through
                                                                  ----------------------------              March
                                                                     1995              1994              31, 1995
                                                                  -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                         $(122,597)         $ (15,190)         $(300,436)
        Adjustments to reconcile net income (loss)
                to net cash provided by operating activities:
                  Stock issued and issuable for services             35,600               --               38,694
                  Unrealized gain on marketable securities           (3,222)              --               (3,222)
                  Depreciation and amortization                        --                  201              2,814
                  Loss (gain) on sale of investments                   --                 --              (95,503)
                  Loss on retirement of equipment                      --                 --                1,314
                  Fair value of officer salary expensed                --                 --               20,000
                Changes in operating assets and liabilities:
                  Accounts payable and accrued liabilities           83,164                202            124,355
                  Notes receivable and accrued interest                --               (5,071)              --
-----------------------------------------------------------------------------------------------------------------

        Net cash flows (used for) operating activities               (7,055)           (19,858)          (211,984)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Advances to Mineral Mountain Mining Co.                     (68,000)              --              (78,000)
        Proceeds from investments sales                                --                 --              154,791
        Purchase of investment securities                              --              (58,378)           (59,478)
        Purchase of subsidiary (net of cash acquired)                  --                 --               (2,700)
        Purchase of equipment                                          --                 --               (4,028)
-----------------------------------------------------------------------------------------------------------------

        Net cash flows from (used for) investing activities         (68,000)           (58,378)            10,585
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Advances from officer and related party                      20,098              5,000            120,109
        Repayments of advances from officer and related party       (22,554)            (7,923)           (70,445)
        Issuance of note payable                                     50,000               --               50,000
        Common stock issuable and issuable                           50,000              7,923            145,800
        Stock issuance costs                                        (22,645)              --              (44,065)
-----------------------------------------------------------------------------------------------------------------

        Net cash flows from financing activities                     74,899              5,000            201,399
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                        (156)           (73,236)              --

CASH - BEGINNING OF PERIOD                                              156             81,157               --
-----------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                $   --           $   7,921           $   --
=================================================================================================================

                                                          F-3
See accompanying notes.


--------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)
================================================================================================================================
                                             Common Stock        Common    Additional
                                        --------------------     Stock      Paid-in        Note      Accumulated
                                          Shares      Amount    Issuable    Capital      Receivable    Deficit         Total
--------------------------------------------------------------------------------------------------------------------------------
Inception July 21, 1988                      --      $  --      $   --     $      --      $   --      $      --      $      --

  Issuance of common stock:
    June 1, 1989 for cash at
      $.00006 per share                 1,666,665        167        --             (67)       --             --              100
    June 30, 1990 for cash at
      $.03 per share                      300,000         30        --           8,970        --             --            9,000
    July 3, 1990 for cash at
      $.003 per share                     366,665         37        --           1,063        --             --            1,100
    50,000 to 1 stock split                  --         --          --           4,900        --             --            4,900
    January and March 1991 for cash
      at $.30074 per share from
      stock offering                      268,335         27        --          59,253        --             --           59,280
  November 1, 1993 - deficit of
      acquired subsidiary                    --         --          --            --          --           (5,300)        (5,300)
  Acquisition of subsidiary                  --         --          --           2,600        --             --            2,600
  Fair value of officer salary               --         --          --          20,000        --             --           20,000
  Net loss for the periods                   --         --          --            --          --          (58,485)       (58,485)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993            2,601,665        261        --          96,719        --          (63,785)        33,195

  November 7, 1994, convert debt
     to equity at $.003 per share       2,640,760        264        --           7,659        --             --            7,923
  November 8, 1994 - at $.00125
     per share:
     Note receivable from affiliate    20,000,000      2,000        --          23,000     (25,000)          --             --
     Financial services                 2,100,000        210        --           2,415        --             --            2,625
     Legal services                       375,000         37        --             432        --             --              469
  Net loss for the year                      --         --          --            --          --         (119,354)      (119,354)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994,
     previously reported               27,717,425      2,772        --         130,225     (25,000)      (183,139)       (75,142)
           Correct prior year shares
             reported as issued        (2,100,070)      (210)       --             210        --             --             --
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994,
   corrected                           25,617,355      2,562        --         130,435     (25,000)      (183,139)       (75,142)

  Unaudited:
  Issued for services ($.10 per share)    309,000         31        --          29,969        --             --           30,000
  Payment of note by affiliate               --         --          --            --        25,000           --           25,000
  Issuable for cash ($.282 per share)
     177,500 shares                          --         --        50,000          --          --             --           50,000
  Issuable for services ($.07 per
     share), 80,000 shares                   --         --         5,600          --          --             --            5,600
  Net loss for the period                    --         --          --            --          --         (122,597)      (122,597)
--------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1995,
     unaudited                         25,926,355    $ 2,593    $ 55,600      $160,404    $   --       $ (305,736)    $  (87,139)
================================================================================================================================

                                                                  F-4
See accompanying notes.


--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
================================================================================

Note A - General

     Golden Eagle International, Inc. (a development stage company, the "Company"), was incorporated in Colorado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994, have been primarily devoted to organizational matters and identification of precious mineral properties considered for acquisition.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1994.

     During the annual audit of the December 31, 1995 financial statements, certain errors were discovered which understated the Company's stockholders' deficit as of March 31, 1995 by $35,032. Accordingly, adjustments have been made to the accompanying March 31, 1995 financial statements to correct the errors.

     The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results for the remainder of 1995.

Note B - Earnings (Loss) Per  Share

     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

Note C - Note Payable

     During the quarter ended March 31, 1995, the Company borrowed $50,000 from an individual pursuant to a 15% note payable, due July 5, 1995, and upon demand in the event of default. The note is personally guaranteed by the former President (and husband of the Secretary) and 200,000 shares of common stock of the Company.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
================================================================================

Note D - Common Stock

     During the three months ended March 31, 1995, the Company issued 309,000 shares of common stock to a corporation for consulting services valued at $30,000 (approximately $.10 per share). In addition, during the quarter an additional 177,500 shares became issuable for $50,000 cash received ($.282 per share); and 80,000 shares became issuable to a cousin of the former President of the Company for services valued at $5,600 ($.07 per share).

     In 1994, a total of 2,100,000 shares of common stock were reported as issued to investment advisors for financial services totaling $2,625. These shares were ultimately not issued by the Company. In addition, there were cumulative stock differences between underlying stock records and the Company's financial statements totaling 70 shares. As a result of the foregoing, issued and outstanding shares of common stock as of December 31, 1994, in the accompanying statement of stockholders' equity (deficit) have been reduced by 2,100,070 shares.

Note E - Related Party Transactions

     During 1994, an officer of the Company (its Secretary and a Director) advanced a total of $44,107 to the Company. During the quarter ended March 31, 1995, the officer advanced additional sums totaling $8,125 and was repaid $47,554 (which includes application of a $25,000 note receivable owed the Company by a corporation wholly-owned by the officer, in connection with the November 1994 reorganization). The advances are unsecured and due on demand. During 1996, repayment of the advances was agreed to, providing for interest at eight percent. As of March 31, 1995, the outstanding balance owed the officer for advances was $4,678.

     During the quarter ended March 31, 1995, the parents of an officer (its Secretary and a Director) advanced the Company $11,973. The advances are unsecured and are due on demand. During 1996, repayment of the advances was agreed to, providing for interest at twelve percent.

     During the quarter ended March 31, 1995, the Company agreed to issue 80,000 shares of common stock, valued at $.07 per share, to a cousin of the former President for services. As of March 31, 1995, the shares had not been issued, and are reflected in the accompanying financial statements as issuable. The shares were issued in October 1996.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
================================================================================

Note F -- Silver Bar Mining Prospect

     During 1994, a corporation owned by the Secretary of the Company conducted negotiations with Mineral Mountain Mining Co. (MMMC) to acquire a 46% equity interest in MMMC, the owner of the Silver Bar Mine located near Apache Junction, Arizona. As a result of the foregoing, a letter of intent was entered into with MMMC. The rights and obligations pursuant to the letter of intent were assigned to the Company. The purchase price of the 46% equity interest was to be $1.2 million cash and a $4.3 million loan at two percent over the prime rate. The letter of intent also provides an option to acquire an additional four percent equity in MMMC for nominal amounts upon certain conditions. In partial performance and pursuant to the negotiations, the Company advanced $10,000 to MMMC in 1994.

     During the three months ended March 31, 1995, the Company continued negotiations with MMMC in attempts to conclude the stock purchase agreement, advancing an additional $68,000 to MMMC (for cumulative total advances of $78,000).

     Principals of MMMC subsequently refused to execute or acknowledge the agreement. On January 18, 1996, the Company filed suit against MMMC and two of its principals for breach of the joint venture agreement. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.