Form 10QSB/A
period 1995-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-05-28
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB(A)

                          Quarterly Report Pursuant to
                      Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                                  - Amended -
                     For the period ended September 30, 1995

                          Commission file number 023726

                        GOLDEN EAGLE INTERNATIONAL, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Colorado                                  84-1116515
     ----------------------                         --------------
    (State of incorporation)                       (I.R.S. Employer
                                                  Identification No.)

  4949 South Syracuse Street, Ste. #300, Denver, CO               80237
  -------------------------------------------------            ----------
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

     As of September 30, 1995, there were 37,478,605 outstanding shares of common stock, par value $.0001.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

     The unaudited Financial Statements for the nine months ended September 30, 1995 are attached hereto. Please refer to pages F-1 through F-7.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

Results of Operations

     The Company has had no revenues in this quarter. It incurred operating expenses in the amount of $261,096 and incurred an operating loss of $261,096. For the same period in 1994, the Company incurred operating expenses of $3,895 and had nominal revenue of $674 for an operating loss of $3,221. The increase of operating expenses was a result of the Company being reactivated, and attempting to investigate, negotiate and acquire mineral prospects, or interests therein. The Company expects that these expenses will continue, and as well the Company will incur promotional expenses, and legal and accounting fees. With its reactivation, general and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (Loss) for the period was ($260,673) for a loss of ($.007) per share as compared to net loss for the same period in 1994 of ($3,164) for a loss of ($.001) per share.

Changes in Financial Conditions and Liquidity

     The Company had no operating capital, but had liquid assets consisting of marketable securities of $9,666 at period end. As of period end the Company had $168,763 in total assets of which $77,990 consisted of loans receivable and advances to an officer, and $78,000 in advances to Mineral Mountain Mining Co. At year-end 1994, the Company had a total of $10,156 in assets, of which $10,000 was in advances to Mineral Mountain Mining. At period end, the Company had total liabilities, all of which were current, of $313,974 compared to $85,298 at 1994 year end. Of the liabilities, $59,963 consisted of notes payable, and $213,088 consisted of accounts payable and overdrafts. Advances from officers and related parties were $11,973 and payroll taxes were accrued of $29,000.

     The Company had no cash at quarter end, and liquid assets consisting of $9,666 in marketable securities, only.

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


Item 5. Other Information
        -----------------

     None.


Item 6. Exhibits and Reports on Form 8-K:
        ---------------------------------

     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1     Financial Data Schedules

     (b) Reports on Form 8-K filed during the nine months ended September 30, 1995 (incorporated by reference):

           None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOLDEN EAGLE INTERNATIONAL, INC.
                                        (Registrant)


Dated:  May 12, 1997                    by: /S/  MARY A. ERICKSON
                                            -----------------------------------
                                            Mary A. Erickson, Secretary

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

Balance Sheet                                                       F-1

Statement of Operations                                             F-2

Statement of Cash Flows                                             F-3

Statement of Changes in Stockholders' Equity (Deficit)              F-4

Notes to Financial Statements                                        F-5


------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Balance Sheet
============================================================================================================

                                                                           September 30,
                                                                                    1995        December 31,
                                                                              (Unaudited)               1994
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                                   $    --            $       156
        Marketable securities                                                      9,666                 --
        Loan receivable                                                           25,000                 --
        Advances to officer                                                       52,990                 --
-------------------------------------------------------------------------------------------------------------
                Total current assets                                              87,656                  156
-------------------------------------------------------------------------------------------------------------

OFFICE EQUIPMENT                                                                   3,476                 --
        Less accumulated depreciation                                               (369)                --
-------------------------------------------------------------------------------------------------------------
                                                                                   3,107                 --
-------------------------------------------------------------------------------------------------------------

OTHER ASSETS
        Advances to Mineral Mountain Mining Co.                                   78,000               10,000
-------------------------------------------------------------------------------------------------------------

                                                                               $ 168,763            $  10,156
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Notes payable                                                          $  59,963            $    --
        Advances from officer and related party                                   11,973               44,107
        Accounts payable and bank overdraft                                      213,038               41,191
        Accrued payroll taxes and interest                                        29,000                 --
-------------------------------------------------------------------------------------------------------------
                Total current liabilities                                        313,974               85,298
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                           --                   --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 36,678,605
                and 25,617,355 shares, respectively                                3,748                2,562
        Common stock issuable, 257,500 shares                                     55,600                 --
        Additional paid-in capital                                               491,598              130,435
        Receivable from stockholder                                              (25,000)             (25,000)
        Deficit accumulated during the development stage                        (671,157)            (183,139)
-------------------------------------------------------------------------------------------------------------
                Total stockholders' (deficit)                                   (145,211)             (75,142)
-------------------------------------------------------------------------------------------------------------
                                                                               $ 168,763            $  10,156
=============================================================================================================


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

                                                                                                                      July 21, 1988
                                                           Three Months Ended                Nine Months Ended           (Inception)
                                                              September 30,                     September 30,               Through
                                                        ---------------------------      -------------------------     September 30,
                                                          1995            1994               1995            1994              1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
        Interest from loans                            $       --      $        674      $     --          $   899       $   11,727
        Commissions                                            --              --              --              --             6,708
        Other                                                  --              --              --              --             3,681
-----------------------------------------------------------------------------------------------------------------------------------

                Total revenue                                  --               674            --               899          22,116
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                          261,096           3,895         491,921          30,353         769,296


OPERATING (LOSS)                                           (261,096)         (3,221)       (491,921)        (29,454)       (747,180)


OTHER INCOME (EXPENSE)
        Unrealized gain on marketable securities              3,222            --             9,666            --             9,666
        Gain (loss) on sale of investments                     --              --              --            (1,757)         95,503
        Loss on retirement of equipment                        --              --              --              --            (1,314)
        Interest expense                                     (2,799)           --            (5,763)           --           (24,258)
        Interest income                                        --                57            --               259           1,726
-----------------------------------------------------------------------------------------------------------------------------------

                Total other income (expense)                    423              57           3,903          (1,498)         81,323
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $   (260,673)   $     (3,164)   $   (488,018)   $    (30,952)   $   (665,857)
===================================================================================================================================

EARNINGS (LOSS) PER SHARE                              $      (.007)   $      (.001)   $      (.017)   $      (.006)   $      (.121)
===================================================================================================================================

WEIGHTED AVERAGE
        SHARES OUTSTANDING                               35,546,471       5,242,500      28,036,388       5,242,500       5,481,558
===================================================================================================================================






                                                                       F-2
See accompanying notes.


------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Cash Flows
(Unaudited)
===================================================================================================================

                                                                                                      July 21, 1988
                                                                           Nine Months Ended            (Inception)
                                                                             September 30,                  Through
                                                                      ---------------------------      September 30,
                                                                         1995              1994                1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                             $(488,018)        $ (30,952)        $(665,857)
        Adjustments to reconcile net income (loss)
                to net cash provided by operating activities:
                        Stock issued and issuable for services           84,600              --              87,694
                        Unrealized gain on marketable securities         (9,666)             --              (9,666)
                        Depreciation and amortization                       369               603             3,183
                        Loss (gain) on sale of investments                 --               1,757           (95,503)
                        Loss on retirement of equipment                    --                --               1,314
                        Fair value of officer salary expensed              --                --              20,000
                Changes in operating assets and liabilities:
                        Accounts payable and accrued liabilities        200,847               575           242,038
                        Notes receivable and accrued interest              --                (210)             --
-------------------------------------------------------------------------------------------------------------------

        Net cash flows (used for) operating activities                 (211,868)          (28,227)         (416,797)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Advances to Mineral Mountain Mining Co.                         (68,000)             --             (78,000)
        Loan to fianacial advisor                                       (25,000)             --             (25,000)
        Purchase of equipment                                            (3,476)             (100)           (7,504)
        Proceeds from investment sales                                     --              56,621           154,791
        Purchase of investment securities                                  --             (58,378)          (59,478)
        Purchase of subsidiary (net of cash acquired)                      --                --              (2,700)
-------------------------------------------------------------------------------------------------------------------

        Net cash flows from (used for) investing activities             (96,476)           (1,857)          (17,891)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Advances from officer and related party                          95,443              --             195,454
        Repayments of advances from officer and related party          (155,567)          (53,570)         (203,458)
        Issuance of notes payable                                        59,963              --              59,963
        Common stock issued and issuable                                346,744             7,922           442,544
        Stock offering costs                                            (38,395)             --             (59,815)
-------------------------------------------------------------------------------------------------------------------

        Net cash flows from financing activities                        308,188           (45,648)          434,688
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                            (156)          (75,732)             --

CASH - BEGINNING OF PERIOD                                                  156            81,157              --
-------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                   $   --         $   5,425           $    --
===================================================================================================================


                                                                    F-3
See accompanying notes.



--------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)
================================================================================================================================
                                             Common Stock        Common    Additional
                                        --------------------     Stock      Paid-in        Note      Accumulated
                                          Shares      Amount    Issuable    Capital      Receivable    Deficit         Total
--------------------------------------------------------------------------------------------------------------------------------
Inception July 21, 1988                      --      $  --      $   --     $      --      $   --      $      --      $      --

  Issuance of common stock:
    June 1, 1989 for cash at
      $.00006 per share                 1,666,665        167        --             (67)       --             --              100
    June 30, 1990 for cash at
      $.03 per share                      300,000         30        --           8,970        --             --            9,000
    July 3, 1990 for cash at
      $.003 per share                     366,665         37        --           1,063        --             --            1,100
    50,000 to 1 stock split                  --         --          --           4,900        --             --            4,900
    January and March 1991 for cash
      at $.30074 per share from
      stock offering                      268,335         27        --          59,253        --             --           59,280
  November 1, 1993 - deficit of
      acquired subsidiary                    --         --          --            --          --           (5,300)        (5,300)
  Acquisition of subsidiary                  --         --          --           2,600        --             --            2,600
  Fair value of officer salary               --         --          --          20,000        --             --           20,000
  Net loss for the periods                   --         --          --            --          --          (58,485)       (58,485)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993            2,601,665        261        --          96,719        --          (63,785)        33,195

  November 7, 1994, convert debt
     to equity at $.003 per share       2,640,760        264        --           7,659        --             --            7,923
  November 8, 1994 - at $.00125
     per share:
     Note receivable from affiliate    20,000,000      2,000        --          23,000     (25,000)          --             --
     Financial services                 2,100,000        210        --           2,415        --             --            2,625
     Legal services                       375,000         37        --             432        --             --              469
  Net loss for the year                      --         --          --            --          --         (119,354)      (119,354)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994,
     previously reported               27,717,425      2,772        --         130,225     (25,000)      (183,139)       (75,142)
           Correct prior year shares
             reported as issued        (2,100,070)      (210)       --             210        --             --             --
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994,
     corrected                         25,617,355      2,562        --         130,435     (25,000)      (183,139)       (75,142)

     Unaudited:
     Issued for cash ($.01 to
       $.05 per share), less
       $38,395 stock issuance costs    10,052,250      1,005        --         157,344        --              --         158,349
     Issued for services ($.07
       and $.10 per share)              1,009,000        101        --          78,899        --              --          79,000
     Convert notes payable
       ($.15625 per share)                800,000         80        --         124,920      (25,000)          --         100,000
     Payment of note by affiliate            --          --         --           --          25,000           --          25,000
     Issuable for cash
       ($.282 per share),
       177,500 shares                        --          --       50,000         --            --             --          50,000
     Issuable for services
       ($.07 per share),
       80,000 shares                         --          --        5,600         --            --             --           5,600
     Net loss for the period                 --          --          --          --            --         (488,018)     (488,018)
--------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995,
     unaudited                          37,478,605     $3,748   $ 55,600     $491,598      $(25,000)       (671,157)   $(145,211)
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

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
================================================================================

Note A - General

     Golden Eagle International, Inc. (a development stage company, the "Company"), was incorporated in Colorado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification of precious mineral properties considered for acquisition.

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

     During the annual audit of the December 31, 1995 financial statements, certain errors were discovered which overstated the Company's stockholders' deficit as of September 30, 1995 by $323,448. Accordingly, adjustments have been made to the accompanying September 30, 1995 financial statements to correct the errors.

     The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results for the remainder of 1995.

Note B - Earnings (Loss) Per  Share

     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

Note C - Note Payable

     During the quarter ended September 30, 1995, the Company borrowed $9,963 from a bank pursuant to an unsecured promissory note payable with interest at 17.75%, due October 15, 1996.

     During the nine months ended September 30, 1995, the Company borrowed $50,000 from an individual pursuant to a 15% note payable, due July 5, 1995, and upon demand in the event of default. The note is personally guaranteed by the former President (and husband of the Secretary) and 200,000 shares of common stock of the Company.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
================================================================================


Note D - Common Stock

     During the nine months ended September 30, 1995, the Company issued 10,052,250 shares of common stock to two individuals for gross total cash proceeds of $196,744 (approximately $.01 to $.05 per share), less stock issuance costs of $38,395, resulting in net proceeds of $158,349; also, on January 25, 1995, 309,000 shares of common stock were issued to a corporation for consulting services valued at $30,000 (approximately $.10 per share) and in August 1995, 700,000 shares were issued for services valued at $49,000 ($.07 per share). In addition, during the nine months ended September 30, 1995, an additional 177,500 shares became issuable for $50,000 cash received ($.282 per share); and 80,000 shares became issuable to a cousin of the former President of the Company for services valued at $5,600 ($.07 per share).

     In August and September 1995, a total of 800,000 shares of common stock were issued a corporate investor for $125,000 ($.15625 per share), consisting of conversion of $100,000 of short-term loans made the Company in August through October 1995, and a $25,000 receivable which was subsequently paid in October 1995 and January 1996. The receivable is shown as a reduction of stockholders' equity in the accompanying balance sheet.

     In 1994, a total of 2,100,000 shares of common stock were reported as issued to investment advisors for financial services totaling $2,625. These shares were ultimately not issued by the Company. In addition, there were cumulative stock differences between underlying stock records and the Company's financial statements totaling 70 shares. As a result of the foregoing, issued and outstanding shares of common stock as of December 31, 1994 in the accompanying statement of stockholders' equity (deficit) have been reduced by 2,100,070 shares.

Note E - Related Party Transactions

     During 1994, an officer of the Company (its Secretary and a Director) advanced a total of $44,107 to the Company. During the nine months ended September 30, 1995, the officer advanced additional sums totaling $83,470 and was repaid $180,567 (which includes application of a $25,000 note receivable owed the Company by a corporation wholly-owned by the officer, in connection with the November 1994 reorganization). The advances are unsecured and due on demand. During 1996, repayment of the advances was agreed to, providing for interest at eight percent. As of September 30, 1995, a total outstanding balance of $52,990 was owed the Company by the officer for repayments exceeding advances.

     During the nine months ended September 30, 1995, the parents of an officer (its Secretary and a Director) advanced the Company $11,973. The advances are unsecured and are due on demand. During 1996, repayment of the advances was agreed to, providing for interest at twelve percent.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Financial Statements
================================================================================

     During the nine months ended September 30, 1995, the Company agreed to issue 80,000 shares of common stock, valued at $.07 per share, to a cousin of the former President for services. As of September 30, 1995, the shares had not been issued, and are reflected in the accompanying financial statements as issuable. The shares were issued in October 1996.

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

     During the nine months ended September 30, 1995, the Company continued negotiations with MMMC in attempts to conclude the stock purchase agreement, advancing an additional $68,000 to MMMC (for cumulative total advances of $78,000).

     Principals of MMMC subsequently refused to execute or acknowledge the agreement. On January 18, 1996, the Company filed suit against MMMC and two of its principals for breach of the joint venture agreement. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.