Form 10QSB
period 1996-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-05-30
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarter period ended March 31, 1996
                          Commission file number 023726


                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Colorado                                       84-1116515
    ----------------------                            -------------------
   (State of incorporation)                            (I.R.S. Employer
                                                      Identification No.)


            4949 South Syracuse Street, Ste. #300, Denver, CO 80237
            -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (303) 694-6101
                                                            -------------


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

     As of March 31, 1996, there were 41,839,825 shares of common stock, par value $.0001, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        ---------------------

     The unaudited Financial Statements for the Quarter Year ended March 31, 1996 are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ----------------------------------------------------------------

Results of Operations for the Quarter ended March 31, 1996

     The Company had no revenues in this quarter. It incurred operating expenses in the amount of $1,046,706 and incurred an operating loss of $1,046,706. For the same period in 1995, the Company incurred operating expenses of $125,819 and had no revenue for an operating loss of $125,819. The increase in operating expenses by eight times was a result of the Company's exploration and development of its Bolivian mineral prospect. The Company expects that these expenses will continue at an increased rate and, as well, the Company will incur legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (loss) for the period was ($1,066,791) for a loss of ($.026) per share, as compared to net loss for the same period in 1995 of ($122,597) for a loss of ($.005) per share.

Changes in Financial  Conditions  and  Liquidity

     The Company had cash of $36,246 and marketable securities of $9,666 at period end. As of period end the Company had $334,410 in assets, which consisted of $36,246 in cash, $9,666 in marketable securities, $53,876 in prepaid expenses, $94,388 in capitalized development costs, $97,685 in mining equipment and vehicles not yet placed in service, $30,476 in mining equipment, and $8,546 in office equipment. At year end 1995, the Company had a total of $79,031 in assets. At period end, the Company had total liabilities ($413,386 of which were current) of $815,286 compared to $515,271 at 1995 year end. Of the liabilities, $55,000 consisted of a note payable, and $292,656 consisted of accounts payable and a bank overdraft. Advances from officers and related parties were $352,900, and accrued payroll taxes and interest were $64,730.

     Liquid assets at period end were $36,246 in cash and $9,666 in marketable securities.

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

     The Company is Plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. The Company sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. A jury trial has been set for October 15, 1997. The future outcome cannot be predicted at this time.


Item 2.  Changes in Securities
         ---------------------

     None.


Item 3. Defaults upon Senior Securities
        -------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.


Item 5. Other Information
        -----------------

     Common stock issuable pursuant to obligations and contracts: 1,552,833 shares.

Item 6. Exhibits and Reports on Form 8-K:
        ----------------------------------

     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1     Financial Data Schedules

     (b) Reports on Form 8-K filed during the three months ended March 31, 1996 (incorporated by reference):

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOLDEN EAGLE INTERNATIONAL, INC.
                                            (Registrant)


Dated:  May 29, 1997                        by:  /S/  MARY A. ERICKSON
                                               ---------------------------------
                                                Mary A. Erickson, Secretary

--------------------------------------------------------------------------------

Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Financial  Statements
Table of Contents

--------------------------------------------------------------------------------

                                                                     PAGE
                                                                     ----

Consolidated Balance Sheet                                            F-1

Consolidated Statement of Operations                                  F-2

Consolidated Statement of Cash Flows                                  F-3

Consolidated Statement of Changes in
  Stockholders' Equity (Deficit)                                      F-4

Notes to Consolidated Financial Statements                            F-5


--------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
--------------------------------------------------------------------------------------------------------------

                                                                                March 31,
                                                                                    1996          December 31,
                                                                              (Unaudited)                1995
--------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
        Cash                                                                 $    36,246          $    32,979
        Marketable securities                                                      9,666                9,666
        Prepaid expense and other costs                                           53,876                 --
-------------------------------------------------------------------------------------------------------------
                Total current assets                                              99,788               42,645
-------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
        Exploration and development costs of mining prospect                      94,388                 --
        Mining equipment and vehicles not placed in service                       97,685                 --
        Mining equipment                                                          30,476               30,930
        Office equipment                                                           8,546                3,586
-------------------------------------------------------------------------------------------------------------
                                                                                 231,095               34,516
        Less accumulated depreciation                                             (2,548)                (805)
-------------------------------------------------------------------------------------------------------------
                                                                                 228,547               33,711
-------------------------------------------------------------------------------------------------------------

DEPOSITS                                                                           6,075                2,675
-------------------------------------------------------------------------------------------------------------

                                                                             $   334,410          $    79,031
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Notes payable                                                        $    55,000          $    60,422
        Loans from related parties                                                 1,000              148,142
        Accounts payable and bank overdraft                                      292,656              207,746
        Accrued payroll taxes and interest                                        64,730               48,961
-------------------------------------------------------------------------------------------------------------
                Total current liabilities                                        413,386              465,271
-------------------------------------------------------------------------------------------------------------

NOTES PAYABLE
        Related parties                                                          351,900                 --
        Other                                                                     50,000               50,000
-------------------------------------------------------------------------------------------------------------
                                                                                 401,900               50,000
-------------------------------------------------------------------------------------------------------------

                Total liabilities                                                815,286              515,271
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                           --                   --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 41,839,825
                and 38,478,675 shares, respectively                                4,184                3,848
        Common stock issuable, 1,552,833 and 745,833 shares, respectively        277,333              102,983
        Additional paid-in capital                                             1,395,667              568,198
        Receivable from stockholder                                                 --                (20,000)
        Deficit accumulated during the development stage                      (2,158,060)          (1,091,269)
-------------------------------------------------------------------------------------------------------------
                Total stockholders' (deficit)                                   (480,876)            (436,240)
-------------------------------------------------------------------------------------------------------------
                                                                             $   334,410          $    79,031
=============================================================================================================

See accompanying notes.
                                                         F-1


------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                            July 21, 1988
                                                                            Three Months Ended                (Inception)
                                                                                March 31,                         Through
                                                                      ------------------------------                March
                                                                         1996                 1995               31, 1996
-------------------------------------------------------------------------------------------------------------------------
REVENUE
        Interest from loans                                           $      --             $    --          $     11,727
        Commissions                                                          --                  --                 6,708
        Other                                                                --                  --                 3,681
-------------------------------------------------------------------------------------------------------------------------

                Total revenue                                                --                  --                22,116
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                                      1,046,706             125,819           2,139,588
-------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                                       (1,046,706)           (125,819)         (2,117,472)
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Unrealized gain on marketable securities                             --                 3,222               9,666
        Gain (loss) on sale of investments                                   --                  --                95,503
        Write off advances to Mineral Mountian Mining Co.                    --                  --               (78,000)
        Write off loan to investment advisor                                 --                  --               (15,000)
        Loss on retirement of equipment                                      --                  --                (1,314)
        Interest expense                                                  (20,085)               --               (47,869)
        Interest income                                                      --                  --                 1,726
-------------------------------------------------------------------------------------------------------------------------

                Total other income (loss)                                 (20,085)              3,222             (35,288)
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                    $ (1,066,791)       $   (122,597)       $ (2,152,760)
=========================================================================================================================

EARNINGS (LOSS) PER SHARE                                            $      (.026)       $      (.005)       $      (.281)
=========================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                    41,609,234          26,096,189           7,651,353
=========================================================================================================================

See accompanying notes.


                                                          F-2


--------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                                       July 21, 1988
                                                                          Three Months Ended             (Inception)
                                                                               March 31,                     Through
                                                                     ----------------------------              March
                                                                         1996              1995             31, 1996
                                                                     -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                            $(1,066,791)      $  (122,597)      $(2,152,760)
        Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
                Stock issued and issuable for services                   805,125            35,600           980,202
                Depreciation                                               1,743              --               5,362
                Unrealized gain on marketable securities                    --              (3,222)           (9,666)
                Write off advances to Mineral Mountain Mining Co.           --                --              78,000
                Write off loan to investment advisor                        --                --              15,000
                Loss (gain) on sale of investments                          --                --             (95,503)
                Other                                                       --                --              21,314
          Changes in operating assets and liabilities:
                Prepaid expense and other costs                          (53,876)             --             (53,876)
                Accounts payable and accrued liabilities                 100,679            83,164           357,386
--------------------------------------------------------------------------------------------------------------------

        Net cash flows (used for) operating activities                  (213,120)           (7,055)         (854,541)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                                  (196,579)             --            (235,123)
  Deposits                                                                (3,400)             --              (6,075)
  Advances to Mineral Mountain Mining Co.                                   --             (68,000)          (78,000)
  Loan to investment advisor                                                --                --             (15,000)
  Proceeds from investments sales                                           --                --             154,791
  Purchase of investment securities                                         --                --             (59,478)
  Purchase of subsidiary (net of cash acquired)                             --                --              (2,700)
--------------------------------------------------------------------------------------------------------------------

  Net cash flows from (used for) investing activities                   (199,979)          (68,000)         (241,585)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                             304,758            20,098           702,615
  Repayments of loans from related parties                              (100,000)          (22,554)         (316,702)
  Proceeds from notes payable                                              5,000            50,000           115,422
  Repayment of bank loan                                                 (10,422)             --             (10,422)
  Common stock issuable and issuable                                     217,030            50,000           704,523
  Stock issuance costs                                                      --             (22,645)          (63,064)
--------------------------------------------------------------------------------------------------------------------

  Net cash flows from financing activities                               416,366            74,899         1,132,372
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                            3,267              (156)           36,246

CASH - BEGINNING OF PERIOD                                                32,979               156              --
--------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                 $    36,246          $   --         $    36,246
====================================================================================================================


See accompanying notes.
                                                           F-3


----------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock           Common    Additional
                                            ---------------------       Stock      Paid-in   Stockholder   Accumulated
                                              Shares      Amount       Issuable    Capital   Receivable     Deficit        Total
----------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                          --       $ --       $ --          $  --      $ --          $  --          $  --

  Issuance of common stock:
   June 1, 1989 for cash
    at $.00006 per share                    1,666,665        167       --              (67)     --             --              100
   June 30, 1990 for cash
    at $.03 per share                         300,000         30       --            8,970      --             --            9,000
   July 3, 1990 for cash at
    $.003 per share                           366,665         37       --            1,063      --             --            1,100
   50,000 to 1 stock split                       --         --         --            4,900      --             --            4,900
   January and March 1991 for
    cash at $.30074 per share
    from stock offering                       268,335         27       --           59,253      --             --           59,280
  November 1, 1993 - deficit
    of acquired subsidiary                       --         --         --             --        --           (5,300)        (5,300)
  Acquisition of subsidiary                      --         --         --            2,600      --             --            2,600
  Fair value of officer salary                   --         --         --           20,000      --             --           20,000
  November 7, 1994, convert debt
   to equity at $.003 per share             2,640,830        264       --            7,659      --             --            7,923
  November 8, 1994, $.00125 per share:
   Note receivable from affiliate          20,000,000      2,000       --           23,000   (25,000)          --             --
   Legal services                             375,000         37       --              432      --             --              469
  Other                                           (70)      --         --            2,625      --             --            2,625
  Issued for cash in June and
    August 1995 ($.01 to $.05
    per share), less $41,644
    in stock issuance costs                10,052,250      1,005       --          164,044      --             --          165,049
  Issued for services in 1995
    ($.07 per share)                        2,009,000        201       --          148,799      --             --          149,000
  Convert notes payable in 1995
    ($.15625 per share)                       800,000         80       --          124,920   (20,000)          --          105,000
  Payment of note by affiliate
    in 1995                                      --         --         --             --      25,000           --           25,000
  Issuable for cash in 1995($.125
    to $.282 per share), 417,500 shares          --         --       80,000           --        --             --           80,000
  Issuable for services and additional
    consideration for loan ($.07 per
    share), 328,333 shares in 1995               --         --       22,983           --        --             --           22,983
  Net loss for the periods                       --         --         --             --        --       (1,085,969)    (1,085,969)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1995              38,478,675      3,848    102,983        568,198   (20,000)    (1,091,269)      (436,240)

 Unaudited:
  Collection of receivable
    January 9, 1996                              --         --         --             --      20,000           --           20,000
  Shares previously subscribed issued         225,000         23    (17,150)        17,127      --             --             --
  Issued for cash ($.05 to $.25
    per share)                                 21,150          2       --            5,528      --             --            5,530
  Issuable for cash ($.10 to
    $.20 per share), 1,032,000 shares            --         --      191,500           --        --             --          191,500
  Issued for services ($.15625 to
    $.30 per share)                         3,115,000        311       --          804,814      --             --          805,125
  Net loss for the three months
    ended March 31, 1996                         --         --         --             --        --       (1,066,791)    (1,066,791)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at March 31, 1996 (unaudited)     41,839,825    $ 4,184   $277,333    $ 1,395,667    $ --      $(2,158,060)   $  (480,876)
==================================================================================================================================

See accompanying notes.



--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     Note A - General
     Golden Eagle International, Inc. (a development stage company, the "Company,") was incorporated in Colorado on July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification of mineral properties considered for acquisition. Presently, substantially all of the Company's operations and business interests are focused on a prospect in the Tipuani River area of the Republic of Bolivia.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995.

     The   financial   statements   include  the   accounts   of  Golden   Eagle
     International, Inc. and its subsidiary, Golden Eagle Bolivia Mining, S.A. All inter-company transactions and balances have been eliminated.

     There results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results for the remainder of 1996.

     Note B - Earnings (Loss) Per Share
     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

     Note C - Notes Payable
     During the quarter ended March 31, 1996, the Company borrowed $5,000 from an individual pursuant to an eight percent unsecured note payable, due September 30, 1996. The note is convertible at the holder's option to 20,000 shares of common stock, personally guaranteed by the former president of the Company. This obligation has been subsequently repaid. Also, during the quarter, the Company repaid a $10,422 unsecured bank loan bearing interest at 17.75%.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


     Note D - Common Stock
     During the three months ended March 31, 1996, the Company issued 21,150 shares of common stock to two individuals for $5,530 cash ($.25 and approximately $.46 per share). In addition, during the quarter an additional 1,032,000 shares became issuable for $191,500 cash received ($.10 to $.20 per share); and 3,115,000 shares were issued for services valued at $805,125 ($.15625 to $.30 per share).

     Note E - Related Party Transactions
     During the quarter ended March 31, 1996, an officer and relatives of the officer (formerly its president) loaned the Company a total of $304,758 on an unsecured basis with interest ranging from eight to twelve percent. During the quarter, $100,000 was repaid the officer.