Form 10QSB
period 1996-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-05-30
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarter period ended June 30, 1996
                          Commission file number 023726


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

                               Yes            No     X
                                   -------       -------

     As of June 30, 1996, there were 41,839,825 shares of common stock, par value $.0001, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        ---------------------

     The unaudited Financial Statements for the Quarter Year ended June 30, 1996 are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

Results of Operations for the Quarter ended June 30, 1996

     The Company had no revenues in this quarter. It incurred operating expenses in the amount of $208,363 and incurred an operating loss of $208,363. For the same period in 1995, the Company incurred operating expenses of $105,006 and, with no revenue, had an operating loss of $105,006. The increase in operating expenses by double was a result of the Company's exploration and development costs of its mineral prospect in Bolivia. The Company expects that these increased expenses will continue and, as well, the Company will incur greater legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate, and mine development expenditures will increase.

     Net income (loss) for the period was ($255,380) for a loss of ($.005) per share, as compared to a net loss for the same period in 1995 of ($104,748) for a loss of ($.004) per share.

Results of Operations for the Six Months ended June 30, 1996

     The Company had no revenues for the six months ended June 30, 1996, nor did it have any revenues for the same period in 1995. The Company incurred operating expenses of $1,255,069 for the six months ended June 30, 1996 as compared to operating expenses for the same period in 1995 of $230,825. The Company's operating loss for the period was ($1,255,069) in 1996 and ($230,825) in 1995.

     The  net  loss  for  the  six  month  period  ended  June  30,  1996,   was
($1,292,171). The net loss for the same period in 1995 was ($227,345). The loss per share for the period was ($.030) in 1996 and ($.009) in 1995.

Changes in Financial Conditions and Liquidity

     The Company had cash of $37,732 at period end. As of period end the Company had $522,068 in assets, of which $91,210 consisted of prepaid expenses and costs, $235,435 in capitalized development costs, $103,687 and $32,796 in mining equipment, and $10,929 in office equipment. At year end 1995, the Company had a total of $79,031 in assets, of which $32,979 was in cash. At period end, the Company had total liabilities of $1,053,324, of which $439,906 were current, compared to total liabilities of $515,271 at 1995 year end. Of the liabilities, $70,800 consisted of notes payable, and $288,505 consisted of accounts payable and a bank overdraft. Advances from officers and related parties were $363,918, convertible debentures were $188,500, and accrued payroll taxes and interest were $80,601.

     The Company had $37,732 cash at quarter end, and no other liquid assets.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
        ------------------

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

     Common stock issuable pursuant to obligations and contracts: 2,427,833 shares.


Item 6. Exhibits and Reports on Form 8-K:
        ----------------------------------

     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1 Financial Data Schedules

     (b) Reports on Form 8-K filed during the three months ended June 30, 1996 (incorporated by reference):

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GOLDEN EAGLE INTERNATIONAL, INC.
                                      (Registrant)


Dated:  May 29, 1997                  by: /S/  MARY A. ERICKSON
                                         ---------------------------------------
                                          Mary A. Erickson, Secretary

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

Consolidated Statement of Operations                                        F-2

Consolidated Statement of Cash Flows                                        F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)         F-4

Notes to Consolidated Financial Statements                                  F-5


-----------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------

                                                                                     June 30,
                                                                                        1996           December 31,
                                                                                  (Unaudited)                 1995
------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
        Cash                                                                      $    37,732          $    32,979
        Marketable securities                                                            --                  9,666
        Prepaid expense and other costs                                                91,210                 --
        Income tax refund receivable                                                    8,946                 --
------------------------------------------------------------------------------------------------------------------
                Total current assets                                                  137,888               42,645
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
        Exploration and development costs of mining prospect                          235,435                 --
        Mining equipment and vehicles not placed in service                           103,687                 --
        Mining equipment                                                               32,796               30,930
        Office equipment                                                               10,929                3,586
------------------------------------------------------------------------------------------------------------------
                                                                                      382,847               34,516
        Less accumulated depreciation                                                  (3,602)                (805)
------------------------------------------------------------------------------------------------------------------
                                                                                      379,245               33,711
------------------------------------------------------------------------------------------------------------------


DEPOSITS                                                                                4,935                2,675
------------------------------------------------------------------------------------------------------------------
                                                                                  $   522,068          $    79,031
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Notes payable                                                             $    55,000          $    60,422
        Loans from related parties                                                     15,800              148,142
        Accounts payable and bank overdraft                                           288,505              207,746
        Accrued payroll taxes and interest                                             80,601               48,961
------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                             439,906              465,271
------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
        Related parties                                                               363,918                 --
        Convertible debentures                                                        188,500                 --
        Other                                                                          61,000               50,000
------------------------------------------------------------------------------------------------------------------
                                                                                      613,418               50,000
------------------------------------------------------------------------------------------------------------------

                Total liabilities                                                   1,053,324              515,271
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                                --                   --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 41,839,825
                and 38,478,675 shares, respectively                                     4,184                3,848
        Common stock issuable, 2,427,833 and 745,833 shares, respectively             452,333              102,983
        Additional paid-in capital                                                  1,395,667              568,198
        Receivable from stockholder                                                      --                (20,000)
        Deficit accumulated during the development stage                           (2,383,440)          (1,091,269)
------------------------------------------------------------------------------------------------------------------
                Total stockholders' (deficit)                                        (531,256)            (436,240)
------------------------------------------------------------------------------------------------------------------
                                                                                  $   522,068          $    79,031
==================================================================================================================

See accompanying notes.
                                                        F-1


------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       July 21, 1988
                                                                 Three Months Ended          Six Months Ended            (Inception)
                                                                      June 30,                     June 30,                 Through
                                                              ------------------------     ------------------------         June 30,
                                                                 1996           1995         1996            1995              1996
-----------------------------------------------------------------------------------------------------------------------------------

REVENUE
     Interest from loans                                      $    --         $   --        $    --         $   --      $    11,727
     Commissions                                                   --             --             --             --            6,708
     Other                                                         --             --             --             --            3,681
-----------------------------------------------------------------------------------------------------------------------------------

        Total revenue                                              --             --             --             --           22,116
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                              208,363        105,006      1,255,069        230,825      2,347,951
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                               (208,363)      (105,006)    (1,255,069)      (230,825)    (2,325,835)
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Gain on marketable securities                                19,167          3,222         19,167          6,444        124,336
    Loss on sale of equipment                                   (16,000)          --          (16,000)          --          (17,314)
    Write off advances to Mineral Mountain Mining Co.              --             --             --             --          (78,000)
    Write off loan to investment advisor                           --             --             --             --          (15,000)
    Interest expense                                            (20,184)        (2,964)       (40,269)        (2,964)       (68,053)
    Interest income                                                --             --             --             --            1,726
-----------------------------------------------------------------------------------------------------------------------------------

        Total other income (expense)                            (17,017)           258        (37,102)         3,480        (52,305)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                             $(225,380)     $(104,748)   $(1,292,171)     $(227,345)   $(2,378,140)
===================================================================================================================================

EARNINGS (LOSS) PER SHARE                                   $     (.005)   $     (.004)   $     (.030)   $     (.009)   $     (.270)
===================================================================================================================================

WEIGHTED AVERAGE
    SHARES OUTSTANDING                                       44,267,658     26,580,448     42,926,283     26,135,021      8,797,650
===================================================================================================================================

See accompanying notes.

                                                     F-2



---------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                              July 21, 1988
                                                                                       Six Months Ended          (Inception)
                                                                                          June 30,                  Through
                                                                               -----------------------------        June 30,
                                                                                    1996            1995                1996
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                                      $(1,292,171)     $  (227,345)     $(2,378,140)
        Adjustments to reconcile net income (loss)
                to net cash provided by operating activities:
                        Stock issued and issuable for services                     805,125           35,600          980,202
                        Depreciation                                                 2,797              120            6,416
                        Loss (gain) from sale of investments                       (19,167)          (6,444)        (124,336)
                        Write off advances to Mineral Mountain Mining Co.             --               --             78,000
                        Write off loan to investment advisor                          --               --             15,000
                        Other                                                         --               --             21,314
                Changes in operating assets and liabilities:
                        Marketable securities                                        9,666             --              9,666
                        Prepaid expense and other costs                            (91,210)            --            (91,210)
                        Income tax refund receivable                                (8,946)            --             (8,946)
                        Accounts payable and accrued liabilities                   112,399          164,499          369,106
----------------------------------------------------------------------------------------------------------------------------

        Net cash flows (used for) operating activities                            (481,507)         (33,570)      (1,122,928)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property and equipment                                      (348,331)          (2,232)        (386,875)
        Deposits                                                                    (2,260)            --             (4,935)
        Advances to Mineral Mountain Mining Co.                                       --            (68,000)         (78,000)
        Loan to investment advisor                                                    --            (25,000)         (15,000)
        Proceeds from investment sales                                              19,167             --            173,958
        Purchase of investment securities                                             --               --            (59,478)
        Purchase of subsidiary (net of cash acquired)                                 --               --             (2,700)
----------------------------------------------------------------------------------------------------------------------------

        Net cash flows from (used for) investing activities                       (331,424)         (95,232)        (373,030)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Loans from related parties                                                 341,576           31,098          739,433
        Repayments of loans from related parties                                  (110,000)         (54,567)        (326,702)
        Proceeds from notes payable                                                 16,000           50,000          126,422
        Repayment of bank loan                                                     (10,422)            --            (10,422)
        Proceeds from convertible debentures                                       188,500             --            188,500
        Common stock issued and issuable                                           392,030          121,319          879,523
        Stock issuance costs                                                          --            (19,204)         (63,064)
----------------------------------------------------------------------------------------------------------------------------

        Net cash flows from financing activities                                   817,684          128,646        1,533,690
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                      4,753             (156)          37,732

CASH - BEGINNING OF PERIOD                                                          32,979              156             --
----------------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                           $    37,732           $  --       $    37,732
============================================================================================================================

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

Consolidated Statement of Stockholders' Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock           Common    Additional
                                            ---------------------       Stock      Paid-in   Stockholder   Accumulated
                                              Shares      Amount       Issuable    Capital   Receivable     Deficit        Total
----------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                          --       $ --       $ --          $  --      $ --          $  --          $  --

  Issuance of common stock:
   June 1, 1989 for cash
    at $.00006 per share                    1,666,665        167       --              (67)     --             --              100
   June 30, 1990 for cash
    at $.03 per share                         300,000         30       --            8,970      --             --            9,000
   July 3, 1990 for cash at
    $.003 per share                           366,665         37       --            1,063      --             --            1,100
    50,000 to 1 stock split                      --         --         --            4,900      --             --            4,900
   January and March 1991 for
    cash at $.30074 per share
    from stock offering                       268,335         27       --           59,253      --             --           59,280
  November 1, 1993 - deficit
    of acquired subsidiary                       --         --         --             --        --           (5,300)        (5,300)
  Acquisition of subsidiary                      --         --         --            2,600      --             --            2,600
  Fair value of officer salary                   --         --         --           20,000      --             --           20,000
  November 7, 1994, convert debt
   to equity at $.003 per share             2,640,830        264       --            7,659      --             --            7,923
  November 8, 1994, $.00125 per share:
   Note receivable from affiliate          20,000,000      2,000       --           23,000   (25,000)          --             --
   Legal services                             375,000         37       --              432      --             --              469
  Other                                           (70)      --         --            2,625      --             --            2,625
  Issued for cash in June and
    August 1995 ($.01 to $.05
    per share), less $41,644
    in stock issuance costs                10,052,250      1,005       --          164,044      --             --          165,049
  Issued for services in 1995
    ($.07 per share)                        2,009,000        201       --          148,799      --             --          149,000
  Convert notes payable in 1995
    ($.15625 per share)                       800,000         80       --          124,920   (20,000)          --          105,000
  Payment of note by affiliate
    in 1995                                      --         --         --             --      25,000           --           25,000
  Issuable for cash in 1995($.125
    to $.282 per share), 417,500 shares          --         --       80,000           --        --           80,000
  Issuable for services and additional
    consideration forloan ($.07 per
    share), 328,333 shares in 1995               --         --       22,983           --        --             --           22,983
  Net loss for the periods                       --         --         --             --        --       (1,085,969)    (1,085,969)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1995              38,478,675      3,848    102,983        568,198   (20,000)    (1,091,269)      (436,240)

 Unaudited:
  Collection of receivable
    January 9, 1996                              --         --         --             --      20,000           --           20,000
  Shares previously subscribed issued         225,000         23    (17,150)        17,127      --             --             --
  Issued for cash ($.05 to $.25
    per share)                                 21,150          2       --            5,528      --             --            5,530
  Issuable for cash ($.10 to
    $.20 per share), 1,907,000 shares            --         --      366,500           --        --             --          366,500
  Issued for services ($.15625 to
    $.30 per share)                         3,115,000        311       --          804,814      --             --          805,125
  Net loss for the six months
    ended June 30, 1996                          --         --         --             --        --       (1,292,171)    (1,292,171)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at June 30, 1996 (unaudited)       41,839,825    $ 4,184   $452,333    $ 1,395,667    $ --      $(2,383,440)   $  (531,256)
==================================================================================================================================

See accompanying notes.


--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

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

     The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results for the remainder of 1996.

     Note B - Earnings (Loss) Per Share
     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

     Note C - Long - Term Debt and Notes Payable
     During the three months ended June 30, 1996, the Company issued $188,500 of six percent Convertible Debentures to a foreign corporation which are convertible to common stock at the lesser of 80% of the NASDAQ closing bid price the day prior to notice or $.30 per share. Also, during the quarter, the Company issued a six percent unsecured note payable to an individual for $11,000.

-------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     During the six months ended June 30, 1996, the Company borrowed $5,000 from an individual pursuant to an eight percent unsecured note payable, due September 30, 1996. The note is convertible at the holder's option to 20,000 shares of common stock, personally guaranteed by the former president of the Company. This obligation has been subsequently repaid. Also, during the six months ended June 30, 1996, the Company repaid a $10,422 unsecured bank loan bearing interest at 17.75%.

     Note D - Common Stock
     During the six months ended June 30, 1996, the Company issued 21,150 shares of common stock to two individuals for $5,530 cash ($.25 and approximately $.46 per share). In addition, during the six month period an additional 1,907,000 shares became issuable for $366,500 cash received ($.10 to $.20 per share); and 3,115,000 shares were issued for services valued at $805,125 ($.15625 to $.30 per share).

    Note E - Related Party Transactions
     During the six months ended June 30, 1996, an officer and relatives of the officer (formerly its president) loaned the Company a total of $348,331 on an unsecured basis with interest ranging from eight to twelve percent. During the quarter, $110,000 was repaid the officer.