Form 10QSB
period 1996-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-05-30
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarter period ended September 30, 1996
                          Commission file number 023726


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

     As of September 30, 1996, there were 41,839,825 shares of common stock, par value $.0001, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

     The unaudited Financial Statements for the Quarter Year ended September 30, 1996 are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

Results of Operations for the Quarter ended September 30, 1996

     The Company had no revenues in this quarter. It incurred operating expenses in the amount of $173,554 and incurred an operating loss of $173,554. For the same period in 1995, the Company incurred operating expenses of $261,096 and had no revenue, for an operating loss of $261,096. The Company expects that losses will continue due to investment in the mineral prospect in Bolivia, which is producing no revenues and, as well, the Company will incur promotional expenses, and legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate, and mine development expenditures will increase.

     Net income (loss) for the period was ($193,729) for a loss of ($.004) per share as compared to net loss for the same period in 1995 of ($260,673) for a loss of ($.007) per share.

Comparison of Results of Operations for the Nine Months ended September 30, 1996 and Nine Months ended September 30, 1995

     The Company incurred total operating expenses of $1,428,623 for the period ended September 30, 1996; for the same period in 1995, the operating expenses were $491,921. The Company had no revenue for the 1996 period, nor any for the 1995 period.

     The net income (loss) for the nine month period in 1996 was ($1,485,900) and in 1995 it was ($488,018). The per share loss for the nine month period was ($.034) in 1996 and ($.017) in 1995. Changes in Financial Conditions and Liquidity The Company had $15,813 in cash at period end. As of period end the Company had $713,060 in total assets, of which $129,376 consisted of prepaid expenses, $359,912 represented exploration and development costs of the Bolivian prospect, and $153,387 and $33,569 were mining equipment. At period end, the Company had total liabilities of $1,428,045, of which $505,576 were current, compared to $515,271 total liabilities at 1995 year end. Of the liabilities, $55,000 consisted of notes payable, and $329,216 consisted of accounts payable and a bank overdraft. Loans from officers and related parties were $24,900, and payroll taxes and interest were accrued of $96,460.

     The Company had $15,813 cash at quarter end, and no other liquid assets.

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


Item 2. Changes in Securities
        ----------------------

     None.


Item 3. Defaults upon Senior Securities
        -------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.


Item 5. Other Information
        -----------------

     Common stock issuable pursuant to obligations and contracts: 2,527,833 shares.

Item 6. Exhibits and Reports on Form 8-K:
        ---------------------------------

     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1     Financial Data Schedules

     (b) Reports on Form 8-K filed during the three months ended September 30, 1996 (incorporated by reference):

          September 18, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOLDEN EAGLE INTERNATIONAL, INC.
                                          (Registrant)


Dated:  May 29, 1997                      by:  /S/  MARY A. ERICKSON
                                              ----------------------------------
                                              Mary A. Erickson, Secretary

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

Consolidated Statement of Operations                                        F-2

Consolidated Statement of Cash Flows                                        F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)         F-4

Notes to Consolidated Financial Statements                                  F-5


---------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------


                                                                               September 30,
                                                                                   1996            December 31,
                                                                                (Unaudited)                1995
---------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                                   $    15,813          $    32,979
        Marketable securities                                                         --                  9,666
        Prepaid expense and other costs                                            129,376                 --
        Income tax refund receivable                                                 8,946                 --
---------------------------------------------------------------------------------------------------------------
                Total current assets                                               154,135               42,645
---------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
        Exploration and development costs of mining prospect                       359,912                 --
        Mining equipment and vehicles not placed in service                        153,387                 --
        Mining equipment                                                            33,569               30,930
        Office equipment                                                            13,380                3,586
---------------------------------------------------------------------------------------------------------------
                                                                                   560,248               34,516
        Less accumulated depreciation                                               (6,098)                (805)
---------------------------------------------------------------------------------------------------------------
                                                                                   554,150               33,711
---------------------------------------------------------------------------------------------------------------


DEPOSITS                                                                             4,775                2,675
---------------------------------------------------------------------------------------------------------------

                                                                               $   713,060          $    79,031
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Notes payable                                                          $    55,000          $    60,422
        Loans from related parties                                                  24,900              148,142
        Accounts payable and bank overdraft                                        329,216              207,746
        Accrued payroll taxes and interest                                          96,460               48,961
---------------------------------------------------------------------------------------------------------------
                Total current liabilities                                          505,576              465,271
---------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
        Related parties                                                            672,969                 --
        Convertible debentures                                                     188,500                 --
        Other                                                                       61,000               50,000
---------------------------------------------------------------------------------------------------------------
                                                                                   922,469               50,000
---------------------------------------------------------------------------------------------------------------

                Total liabilities                                                1,428,045              515,271
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                             --                   --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 41,839,825
                and 38,478,675 shares, respectively                                  4,184                3,848
        Common stock issuable, 2,527,833 and 745,833 shares, respectively          462,333              102,983
        Additional paid-in capital                                               1,395,667              568,198
        Receivable from stockholder                                                   --                (20,000)
        Deficit accumulated during the development stage                        (2,577,169)          (1,091,269)
---------------------------------------------------------------------------------------------------------------
                Total stockholders' (deficit)                                     (714,985)            (436,240)
---------------------------------------------------------------------------------------------------------------
                                                                               $   713,060          $    79,031
===============================================================================================================

See accompanying notes.

                                      F-1


--------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  July 21, 1988
                                                          Three Months Ended             Nine Months Ended          (Inception)
                                                           September 30,                    September 30,              Through
                                                   -----------------------------   ----------------------------    September 30,
                                                        1996            1995            1996            1995               1996
-------------------------------------------------------------------------------------------------------------------------------

REVENUE
        Interest from loans                        $       --      $       --      $       --         $    --      $     11,727
        Commissions                                        --              --              --              --             6,708
        Other                                              --              --              --              --             3,681
-------------------------------------------------------------------------------------------------------------------------------

                Total revenue                              --              --              --              --            22,116
-------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                      173,554         261,096       1,428,623         491,921       2,521,505
-------------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                       (173,554)       (261,096)     (1,428,623)       (491,921)     (2,499,389)
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Gain on marketable securities                      --             3,222          19,167           9,666         124,336
        Loss on sale of equipment                          --              --           (16,000)           --           (17,314)
        Write off advances to Mineral
          Mountain Mining Co.                              --              --              --              --           (78,000)
        Write off loan to investment advisor               --              --              --              --           (15,000)
        Interest expense                                (20,175)         (2,799)        (60,444)         (5,763)        (88,228)
        Interest income                                    --              --              --              --             1,726
-------------------------------------------------------------------------------------------------------------------------------

                Total other income (expense)            (20,175)            423         (57,277)          3,903         (72,480)
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $   (193,729)   $   (260,673)   $ (1,485,900)   $   (488,018)   $ (2,571,869)
===============================================================================================================================

EARNINGS (LOSS) PER SHARE                          $      (.004)   $      (.007)   $      (.034)   $      (.017)   $      (.260)
===============================================================================================================================


WEIGHTED AVERAGE
        SHARES OUTSTANDING                           44,273,153      35,546,471      43,387,533      28,036,388       9,878,424
================================================================================================================================

See accompanying notes.


--------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                                        July 21, 1988
                                                                                 Nine Months Ended        (Inception)
                                                                                   September 30,              Through
                                                                             -------------------------   September 30,
                                                                               1996            1995              1996
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                                   $(1,485,900)   $  (488,018)   $(2,571,869)
        Adjustments to reconcile net income (loss)
                to net cash provided by operating activities:
                        Stock issued and issuable for services                  805,125         84,600        980,202
                        Depreciation                                              5,293            369          8,912
                        Loss (gain) from sale of investments                    (19,167)        (9,666)      (124,336)
                        Write off advances to Mineral Mountain Mining Co.          --             --           78,000
                        Write off loan to investment advisor                       --             --           15,000
                        Other                                                      --             --           21,314
                Changes in operating assets and liabilities:
                        Marketable securities                                     9,666           --            9,666
                        Prepaid expense and other costs                        (129,376)          --         (129,376)
                        Income tax refund receivable                             (8,946)          --           (8,946)
                        Accounts payable and accrued liabilities                168,969        200,847        425,676
---------------------------------------------------------------------------------------------------------------------

        Net cash flows (used for) operating activities                         (654,336)      (211,868)    (1,295,757)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property and equipment                                   (525,732)          --         (564,276)
        Deposits                                                                 (2,100)          --           (4,775)
        Advances to Mineral Mountain Mining Co.                                    --          (68,000)       (78,000)
        Loan to investment advisor                                                 --          (25,000)       (15,000)
        Proceeds from investment sales                                           19,167         (3,476)       173,958
        Purchase of investment securities                                          --             --          (59,478)
        Purchase of subsidiary (net of cash acquired)                              --             --           (2,700)
---------------------------------------------------------------------------------------------------------------------

        Net cash flows from (used for) investing activities                    (508,665)       (96,476)      (550,271)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Loans from related parties                                              666,227         95,443      1,064,084
        Repayments of loans from related parties                               (116,500)      (155,567)      (333,202)
        Proceeds from notes payable                                              16,000         59,963        126,422
        Repayment of bank loan                                                  (10,422)          --          (10,422)
        Proceeds from convertible debentures                                    188,500           --          188,500
        Common stock issued and issuable                                        402,030        346,744        889,523
        Stock issuance costs                                                       --          (38,395)       (63,064)
---------------------------------------------------------------------------------------------------------------------

        Net cash flows from financing activities                              1,145,835        308,188      1,861,841
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                 (17,166)          (156)        15,813

CASH - BEGINNING OF PERIOD                                                       32,979            156           --
---------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                        $    15,813    $      --      $    15,813
=====================================================================================================================

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

Consolidated Statement of Stockholders' Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock           Common    Additional
                                            ---------------------       Stock      Paid-in   Stockholder   Accumulated
                                              Shares      Amount       Issuable    Capital   Receivable     Deficit        Total
----------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                          --       $ --       $ --          $  --      $ --          $  --          $  --

  Issuance of common stock:
   June 1, 1989 for cash
    at $.00006 per share                    1,666,665        167       --              (67)     --             --              100
   June 30, 1990 for cash
    at $.03 per share                         300,000         30       --            8,970      --             --            9,000
   July 3, 1990 for cash at
    $.003 per share                           366,665         37       --            1,063      --             --            1,100
   50,000 to 1 stock split                       --         --         --            4,900      --             --            4,900
   January and March 1991 for
    cash at $.30074 per share
    from stock offering                       268,335         27       --           59,253      --             --           59,280
  November 1, 1993 - deficit
    of acquired subsidiary                       --         --         --             --        --           (5,300)        (5,300)
  Acquisition of subsidiary                      --         --         --            2,600      --             --            2,600
  Fair value of officer salary                   --         --         --           20,000      --             --           20,000
  November 7, 1994, convert debt
   to equity at $.003 per share             2,640,830        264       --            7,659      --             --            7,923
  November 8, 1994, $.00125 per share:
   Note receivable from affiliate          20,000,000      2,000       --           23,000   (25,000)          --             --
   Legal services                             375,000         37       --              432      --             --              469
  Other                                           (70)      --         --            2,625      --             --            2,625
  Issued for cash in June and
    August 1995 ($.01 to $.05
    per share), less $41,644
    in stock issuance costs                10,052,250      1,005       --          164,044      --             --          165,049
  Issued for services in 1995
    ($.07 per share)                        2,009,000        201       --          148,799      --             --          149,000
  Convert notes payable in 1995
    ($.15625 per share)                       800,000         80       --          124,920   (20,000)          --          105,000
  Payment of note by affiliate
    in 1995                                      --         --         --             --      25,000           --           25,000
  Issuable for cash in 1995($.125
    to $.282 per share), 417,500 shares          --         --       80,000           --        --             --           80,000
  Issuable for services and additional
    consideration forloan ($.07 per
    share), 328,333 shares in 1995               --         --       22,983           --        --             --           22,983
  Net loss for the periods                       --         --         --             --        --       (1,085,969)    (1,085,969)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1995              38,478,675      3,848    102,983        568,198   (20,000)    (1,091,269)      (436,240)

 Unaudited:
  Collection of receivable
    January 9, 1996                              --         --         --             --      20,000           --           20,000
  Shares previously subscribed issued         225,000         23    (17,150)        17,127      --             --             --
  Issued for cash ($.05 to $.25
    per share)                                 21,150          2       --            5,528      --             --            5,530
  Issuable for cash ($.10 to
    $.20 per share), 2,007,000 shares            --         --      376,500           --        --             --          376,500
  Issued for services ($.15625 to
    $.30 per share)                         3,115,000        311       --          804,814      --             --          805,125
  Net loss for the nine months
    ended September 30, 1996                     --         --         --             --        --       (1,485,900)    (1,485,900)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1996 (unaudited) 41,839,825    $ 4,184   $462,333    $ 1,395,667    $ --      $(2,577,169)   $  (714,985)
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

     The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results for the remainder of 1996.

     Note B - Earnings (Loss) Per Share
     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

     Note C - Long - Term Debt and Notes Payable
     During the nine months ended June 30, 1996, the Company issued $188,500 of six percent Convertible Debentures to a foreign corporation which are convertible to common stock at the lesser of 80% of the NASDAQ closing bid price the day prior to notice or $.30 per share. Also, during the period, the Company issued a six percent unsecured note payable to an individual for $11,000, and borrowed $5,000 from an individual pursuant to an eight percent unsecured note payable that has been subsequently repaid. Also, during the period, the Company repaid a $10,422 unsecured bank loan bearing interest at 17.75%.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     Note D - Common Stock

     During the nine months ended September 30, 1996, the Company issued 21,150 shares of common stock to two individuals for $5,530 cash ($.25 and approximately $.46 per share). In addition, during the nine month period an additional 2,007,000 shares became issuable for $376,500 cash received ($.10 to $.20 per share); and 3,115,000 shares were issued for services valued at $805,125 ($.15625 to $.30 per share).

     Note E - Related Party Transactions
     During the nine months ended September 30, 1996, an officer and relatives of the officer (formerly its president) loaned the Company a total of $666,227 on an unsecured basis with interest ranging from eight to twelve percent. During the quarter, $116,500 was repaid the officer.