Form 10QSB
period 1997-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-05-30
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarter period ended March 31, 1997

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

As of March 31, 1997, there were 44,517,143 shares of common stock outstanding, par value $.0001, and 12,752,391 shares of common stock were issuable.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

     The unaudited Financial Statements for the Quarter Year ended March 31, 1997 are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

Results of Operations for the Quarter ended March 31, 1997

     The Company has had no revenues in this quarter. It incurred operating expenses in the amount of $86,042 and incurred an operating loss of $86,042. For the same period in 1996, the Company incurred operating expenses of $1,046,706 and had no revenue for an operating loss of $1,046,706. The Company expects that these expenses will increase and, as well, the Company will incur promotional expenses, and legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate. The Company is in the process of setting up equipment to commence limited mining operations. Increased operating expenses can be expected as a future trend.

     Net income (loss) for the period was ($115,987) for a loss of ($.002) per share, as compared to a net loss for the same period in 1996 of ($1,066,791) for a loss of ($.026) per share.

Changes in Financial Conditions and Liquidity.

     The Company had operating capital of $304,838 at period end. As of period end the Company had $2,390,309 in assets, which consisted of $304,838 in cash, $790,474 in exploration and development costs of the mining prospect, $1,188,930 in mining equipment and vehicles not yet placed in service, $33,569 in mining equipment, and $18,282 in office equipment. The major components of the increase in assets resulted from loans and equity investment in stock, and the exchange of 2,993,191 shares of stock for mining equipment valued at $1,000,000 to be used at the mining prospect.

     The Company had received a $240,000 loan from Frost Bank on February 11, 1997 which helped cover its short-term cash needs. On March 13, 1997 the bank agreed to loan the Company $1 million pursuant to a revolving line of credit agreement due June 1, 1998 and bearing interest at the prime rate (8 1/2% as of March 31, 1997). The loan is personally guaranteed by an officer of the Company (Mary Erickson, its former president and principal shareholder), secured by a pledge of 13,500,000 shares of common stock of the Company owned by a corporation wholly-owned by the officer, and is further secured as described below. The proceeds from the $1 million loan will retire the earlier $240,000 bank bridge loan. As of March 31, 1997 the loan had not closed. The $1 million bank loan described above will be secured by the pledge of certain trust assets of relatives of an officer (and former president) for the term of the loan, which is currently a period of five years from closing of the loan. As consideration for the relatives' pledge, the Company has agreed to issue a total of 20,000,000 shares of common stock to the relatives.

     At year end 1996, the Company had a total of $824,760 in assets, consisting of $11,741 in cash. At year end 1996 the Company had current liabilities of $604,705 and long term debt of $826,765. At period end, the Company had total liabilities, $569,878 of which were current, of $1,570,277, compared to $1,431,470 at 1996 year end. Of the liabilities, $188,500 consisted of convertible debentures, and $280,952 consisted of accounts payable and a bank overdraft. Long-term debt stood at $1,000,399 at quarter end. Advances from officers and related parties included in current liabilities were $41,900.

     As of March 31, 1997, the Company had negotiated a $1 million credit facility with Frost Bank, although the final closing did not occur until early in the second quarter of 1997. From the credit facility, the $240,000 loan outstanding was paid (see Item 5, "Other Information", for details). The credit line will facilitate the Company's financial investment in start-up of mining operations on its mineral prospect in Bolivia.

     In addition, the Company obtained private equity investments of $711,470 for operating capital.

     The Company had $304,838 cash at quarter end.



                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     There is an active civil investigation of the Company and its officers by the Denver Regional Office of the Securities and Exchange Commission into violations of the Securities Act of 1933 and Securities Exchange Act of 1934. There is no disposition at this date but it could result in SEC actions against the Company and its officers, directors, or control shareholders for injunctive relief and penalties. The Company has agreed to a proposed settlement with the Securities and Exchange Commission which would include an injunction against any future violations; however, approval of such proposal is still pending with the SEC in Washington, DC.

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

     None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.


Item 5. Other Information
        -----------------

     The Company has agreed to issue an additional 5,000,000 shares of common stock for renewal and extension to January 1, 2000 of $450,000 and $228,341 in prior loans to the Company by relatives and abatement of $25,000 in previously accrued interest. Also, as a part of the renewal agreement, the Company agreed to assume a $165,000 personal loan of an officer (and former president) from a relative as a partial offset to total amounts owed the same officer. The $165,000 loan, which was previously advanced to the Company by the officer, has been extended to January 1, 2000 and is unsecured, bearing interest at 9%.

     On September 18, 1996 the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures totaling $1 million. Closing of the agreement was on February 10, 1997. The debentures holder has subsequently notified the Company of his desire to convert his debentures into 2,993,191 shares of common stock. All voting rights associated with the stock issued are to be placed in a voting trust with the Company's Board of Directors as trustee.


Item 6. Exhibits and Reports on Form 8-K:
        ---------------------------------

     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1     Financial Data Schedules

     (b) Reports on Form 8-K filed during the three months ended March 31, 1995 (incorporated by reference):

          January 30, 1997
          February 14, 1997
          May 2, 1997



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GOLDEN EAGLE INTERNATIONAL, INC.
                                         (Registrant)


Date:  May 30, 1997.                     by: /S/  TERRY C. TURNER
                                             -----------------------------------
                                             Terry C. Turner, President

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

Consolidated Statement of Operations                                        F-2

Consolidated Statement of Cash Flows                                        F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)         F-4

Notes to Consolidated Financial Statements                                  F-5


------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------

                                                                                     March 31,
                                                                                       1997            December 31,
                                                                                   (Unaudited)                1996
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                                       $   304,838         $    11,741
        Prepaid expense and other costs                                                 37,151              30,897
        Income tax refund receivable                                                     8,946               8,946
------------------------------------------------------------------------------------------------------------------
                Total current assets                                                   350,935              51,584
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
        Exploration and development costs of mining prospect                           790,474             570,853
        Mining equipment and vehicles not placed in service                          1,188,930             158,448
        Mining equipment                                                                33,569              33,569
        Office equipment                                                                18,282              13,342
------------------------------------------------------------------------------------------------------------------
                                                                                     2,031,255             776,212
        Less accumulated depreciation                                                   (8,980)             (7,811)
------------------------------------------------------------------------------------------------------------------
                                                                                     2,022,275             768,401
------------------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER                                                                      17,099               4,775
------------------------------------------------------------------------------------------------------------------
                                                                                   $ 2,390,309         $   824,760
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Convertible debentures                                                     $   188,500         $   188,500
        Loans from related parties                                                      41,900              46,900
        Notes payable and loan                                                            --                89,558
        Accounts payable                                                               280,952             400,581
        Accrued interest                                                                17,852              74,566
        Other accrued liabilities                                                       40,674              40,000
------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                              569,878             604,705
------------------------------------------------------------------------------------------------------------------

LONG - TERM DEBT                                                                     1,000,399             826,765
------------------------------------------------------------------------------------------------------------------

                Total liabilities                                                    1,570,277           1,431,470
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                                 --                  --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 44,517,143 shares             4,452               4,452
        Common stock issuable, 12,752,391 and 2,384,500 shares, respectively         2,224,629             446,500
        Additional paid-in capital                                                   1,856,949           1,856,949
        Deficit accumulated during the development stage                            (3,265,998)         (3,150,011)
------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity (deficit)                                   820,032            (842,110)
------------------------------------------------------------------------------------------------------------------
                                                                                    $2,390,309            $589,360
==================================================================================================================

See accompanying notes.




------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Operations
(Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                                           July 21, 1988
                                                                           Three Months Ended                (Inception)
                                                                                March 31,                        Through
                                                                       ----------------------------                March
                                                                          1997              1996                31, 1997
------------------------------------------------------------------------------------------------------------------------

REVENUE
        Interest from loans                                            $    --            $     --          $     11,727
        Commissions                                                         --                  --                 6,708
        Other                                                               --                  --                 3,681
------------------------------------------------------------------------------------------------------------------------

                Total revenue                                               --                  --                22,116
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                                        86,042           1,046,706           3,161,692
------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                                         (86,042)         (1,046,706)         (3,139,576)
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Interest expense                                                 (25,875)            (20,085)           (132,800)
        Interest income                                                       14                --                 1,740
        Loss on sale and retirement of equipment                          (4,084)               --               (21,398)
        Gain on marketable securities                                       --                  --               124,336
        Write off advances to Mineral Mountain Mining Co.                   --                  --               (78,000)
        Write off loan to investment advisor                                --                  --               (15,000)
------------------------------------------------------------------------------------------------------------------------

                Total other income (expense)                             (29,945)            (20,085)           (121,122)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                   $   (115,987)       $ (1,066,791)       $ (3,260,698)
========================================================================================================================

EARNINGS (LOSS) PER SHARE                                           $      (.002)       $      (.026)       $      (.270)
========================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                                   49,902,881          41,609,234          12,077,820
========================================================================================================================

See accompanying notes.

                                                         F-2



--------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                             July 21, 1988
                                                                                Three Months Ended              (Inception)
                                                                                      March 31,                    Through
                                                                             ----------------------------            March
                                                                                 1997            1996             31, 1997
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                                    $  (115,987)     $(1,066,791)     $(3,260,698)
        Adjustments to reconcile net income (loss)
                to net cash provided by operating activities:
                        Accrued interest converted to stock                       16,659             --             16,659
                        Loss on retirement of equipment                            4,084             --              5,398
                        Depreciation                                               2,085            1,743           12,710
                        Stock issued and issuable for services                      --            805,125        1,405,919
                        Write off advances to Mineral Mountain Mining Co.           --               --             78,000
                        Write off loan to investment advisor                        --               --             15,000
                        Fair value of officer salary expensed                       --               --             20,000
                        Loss (gain) from investments                                --               --           (114,670)
                Changes in operating assets and liabilities:
                        Prepaid expense and other costs                           (6,254)         (53,876)         (37,151)
                        Income tax refund receivable                                --               --             (8,946)
                        Accounts payable and accrued liabilities                (175,669)         100,679          339,478
--------------------------------------------------------------------------------------------------------------------------
        Net cash flows (used for) operating activities                          (275,082)        (213,120)      (1,528,301)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property and equipment                                    (260,043)        (196,579)      (1,040,283)
        Deposits and other assets                                                (12,324)          (3,400)         (17,099)
        Advances to Mineral Mountain Mining Co.                                     --               --            (78,000)
        Loan to investment advisor                                                  --               --            (15,000)
        Proceeds from investments sales                                             --               --            184,380
        Purchase of investment securities                                           --               --            (59,478)
        Purchase of subsidiary (net of cash acquired)                               --               --             (2,700)
--------------------------------------------------------------------------------------------------------------------------
        Net cash flows from (used for) investing activities                     (272,367)        (199,979)      (1,028,180)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from bank bridge loan                                           240,000             --            240,000
        Loans from related parties                                                60,000          304,758        1,269,880
        Repayments of loans from related parties                                 (90,564)        (100,000)        (423,766)
        Proceeds from notes payable                                                 --              5,000          139,558
        Repayment of notes payable and bank loan                                 (80,360)         (10,422)         (90,782)
        Proceeds from convertible debentures                                        --               --            188,500
        Common stock issuable and issuable                                       711,470          217,030        1,600,993
        Stock issuance costs                                                        --               --            (63,064)
--------------------------------------------------------------------------------------------------------------------------
        Net cash flows from financing activities                                 840,546          416,366        2,861,319
--------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                  293,097            3,267          304,838

CASH - BEGINNING OF PERIOD                                                        11,741           32,979             --
-------------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                         $   304,838      $    36,246      $   304,838
==========================================================================================================================

See accompanying notes.



----------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock           Common    Additional
                                            ---------------------       Stock      Paid-in   Stockholder   Accumulated
                                              Shares      Amount       Issuable    Capital   Receivable     Deficit        Total
----------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                          --       $ --       $ --          $  --      $ --          $  --          $  --

  Issuance of common stock:
   June 1, 1989 for cash
    at $.00006 per share                    1,666,665        167       --              (67)     --             --              100
   June 30, 1990 for cash
    at $.03 per share                         300,000         30       --            8,970      --             --            9,000
   July 3, 1990 for cash at
    $.003 per share                           366,665         37       --            1,063      --             --            1,100
   50,000 to 1 stock split                      --          --         --            4,900      --             --            4,900
   January and March 1991 for
    cash at $.30074 per share
    from stock offering                       268,335         27       --           59,253      --             --           59,280
  November 1, 1993 - deficit
    of acquired subsidiary                       --         --         --             --        --           (5,300)        (5,300)
  Acquisition of subsidiary                      --         --         --            2,600      --             --            2,600
  Fair value of officer salary                   --         --         --           20,000      --             --           20,000
  November 7, 1994, convert debt
   to equity at $.003 per share             2,640,830        264       --            7,659      --             --            7,923
  November 8, 1994, $.00125 per share:
   Note receivable from affiliate          20,000,000      2,000       --           23,000   (25,000)          --             --
   Legal services                             375,000         37       --              432      --             --              469
  Other                                           (70)      --         --            2,625      --             --            2,625
  Issued for cash in June and
    August 1995 ($.01 to $.05
    per share), less $41,644
    in stock issuance costs                10,052,250      1,005       --          164,044      --             --          165,049
  Issued for services in 1995
    ($.07 per share)                        2,009,000        201       --          148,799      --             --          149,000
  Convert notes payable in 1995
    ($.15625 per share)                       800,000         80       --          124,920   (20,000)          --          105,000
  Payment of note by affiliate
    in 1995                                      --         --         --             --      25,000           --           25,000
  Issuable for cash in 1995($.125
    to $.282 per share), 417,500 shares          --         --       80,000           --        --             --           80,000
  Issuable I 1995 for services and
    additional consideration for loan
     ($.07 per share), 328,333 shares            --         --       22,983           --        --             --           22,983
  Collection of receivable January 9, 1996       --         --         --             --      20,000           --           20,000
  Shares previously subscribed
     issued in 1996                           568,333         57    (52,983)        52,926      --             --             --
  Issued for cash in 1996 ($.05 to
     $.25 per share)                           21,150          2       --            5,528      --             --            5,530
  Issuable for cash in 1996 ($.10 to
     $.20 per share),
     2,207,000 shares                            --          --     396,500           --        --             --          396,500
  Issued for services in 1996 ($.07 to
     $.30 per share)                        5,448,985        545       --        1,230,297      --             --        1,230,842
  Net loss for the periods                       --          --        --             --        --       (3,144,711)    (3,144,711)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996               44,517,143      4,452    446,500      1,856,949      --       (3,150,011)      (842,110)

Unaudited:
  Issuable for cash ($.10 per share),
      7,114,700 shares                           --          --     711,470           --        --             --          711,470
  Issuable for equipment ($.334
     per share), 2,993,191 shares                --          --   1,000,000           --        --             --        1,000,000
  Issuable for conversion of note
     payable and accrued interest
     ($.256 per share), 260,000 shares           --          --      66,659           --        --             --            --
  Net loss for the period                        --          --        --             --        --         (115,987)      (115,987)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at March 31, 1997                 44,517,143     $4,452 $2,224,629    $1,856,949    $  --      $(3,265,998)      $753,373
==================================================================================================================================

See accompanying notes.


                                                                 F-4

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

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

     The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All inter-company transactions and balances have been eliminated.

     The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the remainder of 1997.

     Note B - Earnings (Loss) Per Share
     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

     Note C - Bank Financing, Notes Payable and Long -Term Debt
     Bank Financing
     On February 11, 1997, a Texas bank loaned the Company $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. On March 13, 1997 the bank agreed to loan the Company $1 million pursuant to a revolving line of credit agreement due June 1, 1998 and bearing interest at the prime rate (8 1/2% as of March 31, 1997). The loan is personally guaranteed by an officer of the Company (and its former president and principal shareholder), including a pledge of 13,500,000 shares of common stock of the Company owned by a corporation wholly-owned by the officer,

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


     and is further secured as described below. The agreement called for the retirement of the earlier $240,000 bank loan from the proceeds of the $1 million. The $1 million bank loan, which closed in the second quarter of 1997, is secured by the pledge of certain trust assets of relatives of an officer (and former president) for a period of five years from closing of the loan. As consideration for the relatives' pledge, the Company has agreed to issue a total of 20,000,000 shares of common stock to the relatives. The Company also agreed to issue an additional 5,000,000 shares of common stock for renewal and extension to January 1, 2000, of $450,000 and $228,341 in prior loans to the Company by relatives and abatement of $25,000 in previously accrued interest. Also, as a part of the renewal agreement, the Company agreed to assume a $165,000 personal loan of an officer (and former president) from a relative, as a partial offset to total amounts owed the same officer of $268,975 as of December 31, 1996. The $165,000 loan is due January 1, 2000, is unsecured and bears interest at the prime rate (8 1/2% as of March 31, 1997).

     On March 14, 1997, the Company repaid a $50,000, 10% convertible note payable and accrued interest.

     Note D - Common Stock
     Sales of Common Stock to Investors
     During the three months ended March 31, 1997, the Company received cash of $711,470 from ten individual investors for which it will issue a total of 7,114,700 shares of common stock.

     Purchase of Equipment and Common Stock Issued
     On September 18, 1996, the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures or common stock totaling $1 million. Closing of the agreement was on February 10, 1997. On February 25, 1997 the individual notified the Company of his desire to exercise an option pursuant to the debenture agreement to convert the debentures into 2,993,191 shares of common stock.

     Conversion of Note Payable to Common Stock
     On March 27, 1997, an individual elected to convert a $50,000 15% note payable, plus accrued interest totaling $16,659, to 260,000 shares of common stock.

     Note E - Related Party Transactions

     During the quarter ended March 31, 1997, relatives of an officer loaned the Company a total of $60,000, with interest ranging from 101/2% to 12%. During the quarter, $90,564 was repaid the officer and her relatives against amounts previously loaned the Company.