Form 10QSB
period 1997-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-08-29
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the quarter period ended June 30, 1997
                          Commission file number 023726


                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------

             (Exact name of Registrant as specified in its charter)


          Colorado                                           84-1116515
          --------                                           ----------
         (State of                                        (I.R.S. Employer
       incorporation)                                    Identification No.)




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

                               Yes   X     No
                                    ----     ----
As of June 30, 1997, there were 87,253,654 shares of common stock outstanding, par value $.0001.

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

Results of Operations for the Quarter ended June 30, 1997, compared to June 30, 1996.

     The Company had no revenues in this quarter. It incurred operating expenses in the amount of $425,632 and incurred an operating loss of ($425,632). For the same period in 1996, the Company incurred operating expenses of $208,363 and had no revenue for an operating loss of ($208,363). The increase in operating expenses was a result of the Company attempting to place its mineral prospect in Bolivia into production. The Company expects that these increased expenses will continue and, as well, the Company will incur promotional expenses, and legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (loss) for the period was ($2,936,227) for a loss of ($.036) per share, as compared to a net loss for the same period in 1996 of ($225,380) for a loss of ($.005) per share.

     The large loss increase was due only in part to increased operating expenses related to attempting to commence mining operations in Bolivia. A large portion of the loss, $2,475,000, was a charge for issuance of stock related to the loan guarantee and renewals which caused a Texas bank to issue the $1 million credit line.

     The Company was, during the period, in the process of moving equipment and setting the equipment in place at its mineral prospect site, with the plan of commencing mining operations in the third quarter of 1997. At period end, the equipment was not yet fully placed and operable. The Company hopes operational status can be achieved at the mineral prospect in the third quarter.

Results of Operations for the Six Months ended June 30, 1997, compared to June 30, 1996.

     The Company had no revenues in this period. It incurred operating expenses in the amount of $511,674 and incurred an operating loss of ($511,674). For the same period in 1996, the Company incurred operating expenses of $1,255,069 and had no revenue for an operating loss of ($1,255,069). In 1996, the bulk of the expenses were settlement of current year contractual obligations. The Company expects that increased expenses will continue and, as well, the Company will incur promotional expenses, and legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (loss) for the period was ($3,052,214) for a loss of ($.046) per share as compared to a net loss for the same period in 1996 of ($1,292,171) for a loss of ($.30) per share.

     The large loss increase was due primarily to a $2,475,000 charge for issuance of stock related to the loan guarantee and renewals which caused a Texas bank to issue the $1 million credit line to the Company.

Changes in Financial Conditions and Liquidity.

     The Company had operating capital of $220,954 in cash at period end. As of period end the Company had $2,851,803 in total assets, of which $1,341,120 consisted of equipment to be used in its mining operation. At year end 1996, the Company had a total of $824,760 in assets, largely consisting of capitalized investment in the Bolivian mineral prospect and equipment for use at the mining prospect. At period end, the Company had total liabilities of $1,936,833, of which $1,276,926 were current, compared to $1,666,870 at 1996 year end. Of the liabilities, $640,000 consisted of bank notes payable, $188,500 consisted of convertible debentures, and $659,907 consisted of long-term debt owed related parties. Advances from officers and related parties were $49,900 and accounts payable were $337,254.

     In April 1997, the Company completed opening a line of credit with a Texas bank for $1,000,000. The Company used approximately $240,000 to pay off a previous loan from the same bank, and had $760,000 of the credit line to use. During the quarter it used more advances from the credit line and had $360,000 remaining on its credit line at June 30, 1997. As of August 26, 1997, the Company had borrowed $995,000 under the credit line.

     The Company had $220,954 in cash at period end.



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

          None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          None.


Item 5. Other Information
        -----------------

          None

Item 6. Exhibits and Reports on Form 8-K:
        --------------------------------

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1 Financial Data Schedules

          (b) Reports on Form 8-K filed during the three months ended June 30, 1995 (incorporated by reference):

          May 2, 1997
          June 26, 1997

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOLDEN EAGLE INTERNATIONAL, INC.
                                           (Registrant)


Date:  August 27, 1997.                     by: /s/ Mary A. Erickson
                                               ---------------------------------
                                               Mary A. Erickson, Secretary

                                                                GAYLEN R. HANSEN
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                              6061 South Willow Drive, Suite 230
                                              Greenwood Village, Cplorado  80111
                                                                   (303)770-2595



August 27, 1997



To the Board of Directors
Golden Eagle International, Inc.
Denver, Colorado

The accompanying balance sheet of Golden Eagle International, Inc. (a Colorado corporation) as of June 30, 1997, and the related statements of operations, cash flows and changes in stockholders' equity (deficit) for the three and six months then ended were not audited by me and, accordingly, I do not express an opinion on them.


/s/  Gaylen R. Hansen
--------------------------
Gaylen R. Hansen
Certified Public Accountant

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Condensed Financial  Statements
Table of Contents

================================================================================

                                                                PAGE
                                                                ----

Consolidated Condensed Balance Sheet                            F-1

Consolidated Condensed Statement of Operations                  F-2

Consolidated Condensed Statement of Cash Flows                  F-3

Consolidated Condensed Statement of Changes in
 Stockholders' Equity (Deficit)                                 F-4

Notes to Consolidated Condensed Financial Statements            F-5

-------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Condensed Balance Sheet

=====================================================================================
                                                         June 30,
                                                           1997          December 31,
                                                        (Unaudited)          1996
-------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
        Cash                                           $   220,954    $    11,741
        Advances to Bolivian cooperative                   152,084           --
        Prepaid expense and other costs                     94,132         30,897
        Income tax refund receivable                         8,946          8,946
-------------------------------------------------------------------------------------
                Total current assets                       476,116         51,584
-------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
        Exploration and development costs
         of mining prospect                                938,605        570,853
        Mining equipment and vehicles not
         placed in service                               1,341,120        158,448
        Mining equipment                                    37,758         33,569
        Vehicle                                             35,000           --
        Office equipment                                    30,741         13,342
-------------------------------------------------------------------------------------
                                                         2,383,224        776,212
        Less accumulated depreciation                      (12,312)        (7,811)
-------------------------------------------------------------------------------------
                                                         2,370,912        768,401
-------------------------------------------------------------------------------------

DEPOSITS                                                     4,775          4,775
-------------------------------------------------------------------------------------

                                                       $ 2,851,803    $   824,760
=====================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Bank loan payable                              $   640,000             $-
        Convertible debentures                             188,500        188,500
        Loans from related parties                          49,900         46,900
        Notes and loans payable                              7,276         89,558
        Accounts payable                                   337,254        400,581
        Accrued interest                                    11,921         74,566
        Other accrued liabilities                           42,075         40,000
-------------------------------------------------------------------------------------
                Total current liabilities                1,276,926        840,105
-------------------------------------------------------------------------------------

LONG-TERM DEBT                                             659,907        826,765
-------------------------------------------------------------------------------------

                Total liabilities                        1,936,833      1,666,870
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per
         share; shares authorized 10,000,000;
         none issued                                          --             --
        Common stock, par value $.0001 per
         share; authorized 800,000,000 shares;
         issued and outstanding 87,253,654
         and 44,517,143 shares, respectively                 8,725          4,452
        Common stock issuable, 350,000 and
         2,384,500 shares, respectively                     35,000        446,500
        Additional paid-in capital                       7,073,470      1,856,949
        Deficit accumulated during the
         development stage                              (6,202,225)    (3,150,011)
-------------------------------------------------------------------------------------
                Total stockholders' equity (deficit)       914,970       (842,110)
-------------------------------------------------------------------------------------
                                                       $ 2,851,803    $   824,760
=====================================================================================



-------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Condensed Statement of Operations
(Unaudited)
===============================================================================================================================

                                                                                                                  July 21, 1988
                                                          Three Months Ended                Six Months Ended        (Inception)
                                                               June 30,                         June 30,               Through
                                                    ------------------------------  ----------------------------       June 30,
                                                          1997            1996            1997            1996            1997
-------------------------------------------------------------------------------------------------------------------------------

REVENUE
        Interest from loans                        $      --       $      --       $      --       $      --       $    11,727
        Commissions                                       --              --              --              --             6,708
        Other                                             --              --              --              --             3,681
-------------------------------------------------------------------------------------------------------------------------------

                Total revenue                             --              --              --              --            22,116
-------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                     425,632         208,363         511,674       1,255,069       3,587,324
-------------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                      (425,632)       (208,363)       (511,674)     (1,255,069)     (3,565,208)
-------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Stock issued related parties for
         loan guarantees and renewals               (2,475,000)           --        (2,475,000)           --        (2,475,000)
        Loss on sale and retirement of
         equipment                                        --           (16,000)         (4,084)        (16,000)        (21,398)
        Gain on marketable securities                     --            19,167            --            19,167         124,336
        Write off advances to Mineral
         Mountain Mining Co.                              --              --              --              --           (78,000)
        Write off loan to investment advisor              --              --              --              --           (15,000)
        Interest expense                               (35,595)        (20,184)        (61,470)        (40,269)       (168,395)
        Interest income                                   --              --                14            --             1,740
-------------------------------------------------------------------------------------------------------------------------------

                Total other income (expense)        (2,510,595)        (17,017)     (2,540,540)        (37,102)     (2,631,717)
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $(2,936,227)    $  (225,380)    $(3,052,214)    $(1,292,171)    $(6,196,925)
===============================================================================================================================


EARNINGS (LOSS) PER SHARE                          $     (.036)    $     (.005)    $     (.046)    $     (.030)    $     (.441)
===============================================================================================================================

WEIGHTED AVERAGE
        SHARES OUTSTANDING                          82,416,004      44,267,658      66,279,224      42,926,283      14,049,330
===============================================================================================================================



                                                          F-2

See accompanying notes.





------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Condensed Statement of
 Cash Flows
(Unaudited)
============================================================================================================
                                                                                                July 21,1988
                                                                     Six Months Ended            (Inception)
                                                                         June 30,                   Through
                                                              -----------------------------         June 30,
                                                                  1997             1996                1997
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(3,052,214)     $(1,292,171)     $(6,196,925)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Stock issued related parties for loan guarantees
        and renewals                                            2,475,000             --          2,475,000
      Stock issued for services                                   220,000           35,600        1,625,919
      Accrued interest converted to stock                          41,659             --             41,659
      Depreciation expense                                          5,417              120           16,042
      Loss (gain) from sale of investments                           --             (6,444)        (114,670)
      Other                                                         4,084             --            118,398
    Changes in operating assets and liabilities:
      Prepaid expense and other costs                             (63,235)            --            (94,132)
      Income tax refund receivable                                   --               --             (8,946)
      Accounts payable and accrued liabilities                   (123,897)         164,499          391,250
------------------------------------------------------------------------------------------------------------

  Net cash flows (used for) operating activities                 (493,186)      (1,098,396)      (1,746,405)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                           (572,012)          (2,232)      (1,352,252)
  Advances to Bolivian cooperative                               (152,084)            --           (152,084)
  Advances to Mineral Mountain Mining Co.                            --            (68,000)         (78,000)
  Loan to investment advisor                                         --            (25,000)         (15,000)
  Other                                                              --               --            117,427
------------------------------------------------------------------------------------------------------------

  Net cash flows from (used for) investing activities            (724,096)         (95,232)      (1,479,909)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loan                                         640,000             --            640,000
  Loans from related parties                                       63,000           31,098        1,272,880
  Repayments of loans from related parties                       (181,858)         (54,567)        (515,060)
  Proceeds from notes payable                                        --             50,000          139,558
  Repayment of notes payable and bank loan                        (82,282)            --            (92,704)
  Proceeds from convertible debentures                               --               --            188,500
  Common stock issued                                             987,635          121,319        1,877,158
  Stock issuance costs                                               --            (19,204)         (63,064)
------------------------------------------------------------------------------------------------------------

  Net cash flows from financing activities                      1,426,495          128,646        3,447,268
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   209,213       (1,064,982)         220,954

CASH - BEGINNING OF PERIOD                                         11,741              156             --
------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                          $   220,954      $(1,064,826)     $   220,954
============================================================================================================



                                                        F-3
See accompanying notes.



---------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Condensed Statement of Stockholders' Equity (Deficit)

=========================================================================================================

                                                                        Common Stock              Common
                                                                ---------------------------        Stock
                                                                   Shares          Amount        Issuable
---------------------------------------------------------------------------------------------------------

Inception July 21, 1988                                                --          $  --      $     --

    Issuance of common stock:
      June 1, 1989 for cash at $.00006 per share                  1,666,665            167          --
      June 30, 1990 for cash at $.03 per share                      300,000             30          --
      July 3, 1990 for cash at $.003 per share                      366,665             37          --
      50,000 to 1 stock split                                          --             --            --
      January and March 1991 for cash at
        $.30074 per share from stock offering                       268,335             27          --
    November 1, 1993 - deficit of acquired subsidiary                  --             --            --
    Acquisition of subsidiary                                          --             --            --
    Fair value of officer salary                                       --             --            --
    November 7, 1994, convert debt to equity
      at $.003 per share                                          2,640,830            264          --
    November 8, 1994, $.00125 per share:
      Note receivable from affiliate                             20,000,000          2,000          --
      Legal services                                                375,000             37          --
    Other                                                               (70)          --            --
    Issued for cash in June and August ($.01 to $.05
      per share), less $41,644 in stock issuance costs           10,052,250          1,005          --
    Issued for services in 1995 ($.07 per share)                  2,009,000            201          --
    Convert notes payable in 1995 ($.15625 per share)               800,000             80          --
    Payment of note by affiliate in 1995                               --             --            --
    Issuable for cash in 1995 ($.125 to $.282 per share),
      417,500 shares                                                   --             --          80,000
    Issuable I 1995 for services and additional consideration
      for loan ($.07 per share), 328,333 shares                        --             --          22,983
    Collection of receivable January 9, 1996                           --             --            --
    Shares previously subscribed issued in 1996                     568,333             57       (52,983)
    Issued for cash in 1996 ($.05 to $.25 per share)                 21,150              2          --
    Issuable for cash in 1996 ($.10 to $.20 per share),
      2,207,000 shares                                                 --             --         396,500
    Issued for services in 1996 ($.07 to $.30 per share)          5,448,985            545          --
    Net loss for the periods                                           --             --            --
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                     44,517,143          4,452       446,500

Unaudited:
    Issued for cash ($.10 per share)                              9,876,350            987          --
    Issued to related parties for loan guarantees
      and renewals ($.10 per share)                              25,000,000          2,500          --
    Issued for services ($.10 per share)                          2,200,000            220          --
    Issued for equipment ($.334 per share),                       2,993,161            299          --
    Issued for conversion of note payable
      and accrued interest ($.256 per share)                        260,000             26          --
    Issuable for vehicle ($.10 per share), 350,000 shares              --             --          35,000
    Shares previously subscribed issued                           2,407,000            241      (446,500)
   Net loss for the period                                             --             --            --
---------------------------------------------------------------------------------------------------------

 Balance at June 30, 1997                                        87,253,654       $  8,725    $   35,000
=========================================================================================================

See accompanying notes.


                                                     F-4



------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Consolidated Condensed Statement of Stockholders' Equity (Deficit)
  (Continued)

====================================================================================================================================

                                                                           Additional
                                                                            Paid-in        Stockholder     Accumulated
                                                                            Capital        Receivable        Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Inception July 21, 1988                                                 $                $            $              $

    Issuance of common stock:
      June 1, 1989 for cash at $.00006 per share                                (67)           --              --               100
      June 30, 1990 for cash at $.03 per share                                8,970            --              --             9,000
      July 3, 1990 for cash at $.003 per share                                1,063            --              --             1,100
      50,000 to 1 stock split                                                 4,900            --              --             4,900
      January and March 1991 for cash at
        $.30074 per share from stock offering                                59,253            --              --            59,280
    November 1, 1993 - deficit of acquired subsidiary                          --              --            (5,300)         (5,300)
    Acquisition of subsidiary                                                 2,600            --              --             2,600
    Fair value of officer salary                                             20,000            --              --            20,000
    November 7, 1994, convert debt to equity
      at $.003 per share                                                      7,659            --              --             7,923
    November 8, 1994, $.00125 per share:
      Note receivable from affiliate                                         23,000         (25,000)           --              --
      Legal services                                                            432            --              --               469
    Other                                                                     2,625            --              --             2,625
    Issued for cash in June and August ($.01 to $.05
      per share), less $41,644 in stock issuance costs                      164,044            --              --           165,049
    Issued for services in 1995 ($.07 per share)                            148,799            --              --           149,000
    Convert notes payable in 1995 ($.15625 per share)                       124,920         (20,000)           --           105,000
    Payment of note by affiliate in 1995                                       --            25,000            --            25,000
    Issuable for cash in 1995 ($.125 to $.282 per share),
      417,500 shares                                                           --              --              --            80,000
    Issuable I 1995 for services and additional consideration
      for loan ($.07 per share), 328,333 shares                                --              --              --            22,983
    Collection of receivable January 9, 1996                                   --            20,000            --            20,000
    Shares previously subscribed issued in 1996                              52,926            --              --              --
    Issued for cash in 1996 ($.05 to $.25 per share)                          5,528            --              --             5,530
    Issuable for cash in 1996 ($.10 to $.20 per share),
      2,207,000 shares                                                         --              --              --           396,500
    Issued for services in 1996 ($.07 to $.30 per share)                  1,230,297            --              --         1,230,842
    Net loss for the periods                                                   --              --       (3,144,711)      (3,144,711)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                              1,856,949            --       (3,150,011)        (842,110)

Unaudited:
    Issued for cash ($.10 per share)                                        986,648            --              --           987,635
    Issued to related parties for loan guarantees
      and renewals ($.10 per share)                                       2,497,500            --              --         2,500,000
    Issued for services ($.10 per share)                                    219,780            --                           220,000
    Issued for equipment ($.334 per share),                                 999,701            --              --         1,000,000
    Issued for conversion of note payable
      and accrued interest ($.256 per share)                                 66,633            --              --            66,659
    Issuable for vehicle ($.10 per share), 350,000 shares                      --              --              --            35,000
    Shares previously subscribed issued                                     446,259            --              --              --
   Net loss for the period                                                     --              --       (3,052,214)      (3,052,214)
------------------------------------------------------------------------------------------------------------------------------------

 Balance at June 30, 1997                                               $ 7,073,470      $     --     $($6,202,225)     $   914,970
====================================================================================================================================


See accompanying notes.
                                                               F-4 (Continued)


--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)
================================================================================

     Note A - General

     Golden Eagle International, Inc. (a development stage company, the Company,) was incorporated in Colorado on July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification of precious mineral properties considered for acquisition. Presently, substantially all of the Companys operations and business interests are focused on a prospect in the Tipuani River area of the Republic of Bolivia.

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Companys Form 10KSB for the year ended December 31, 1996.

     The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All intercompany transactions and balances have been eliminated.

     The results of operations for the six and three months ended June 30, 1997, are not necessarily indicative of the results for the remainder of 1997.


     Note B - Earnings (Loss) Per Share

     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect). Weighted average shares include common shares issuable from the date they became issuable.

     Note C - Bank Financing, Notes Payable and Long-Term Debt

     Bank Financing
     --------------
     On February 11, 1997, a Texas bank loaned the Company $240,000 pursuant to a short-term bridge loan at the banks prime rate, due August 1, 1997. On March 13, 1997 the bank agreed to loan the Company $1 million pursuant to a revolving line of credit agreement due June 1, 1998 and bearing interest at the prime rate (8% as of June 30, 1997). The loan is personally guaranteed by an officer of the Company (and its former president and principal shareholder), including a pledge of 13,500,000 shares of common stock of the Company owned by a corporation wholly-owned by the officer, and is further secured as described below. The agreement called for the retirement of the earlier $240,000 bank loan from the proceeds of the $1 million loan. The $1 million bank loan, which closed in the second quarter of 1997, is secured by the pledge of certain trust assets of relatives of an officer (and former president) for a period of five years from closing of the loan. As of August 26, 1997, a total of $995,000 has been drawn on the bank loan.

     As consideration for the relatives pledge on the bank loan, the Company agreed to issue a total of 20,000,000 shares of common stock to the relatives. The Company also agreed to issue an additional 5,000,000 shares of common stock for renewal and extension to January 1, 2000, of $450,000 and $228,341 in prior loans to the Company by relatives and abatement of $25,000 in previously accrued interest. The 25 million shares were issued in the second quarter after final approval on April 10, 1997 of the bank financing and renewal agreements, and were valued at $.10 per share, the estimated fair value of restricted stock on April 10, 1997. The estimated value of the stock issued, $2,500,000, less the abated interest of $25,000, is reflected as a period expense for the loan guarantees and renewals, since the future economic benefit cannot be reasonably estimated.

     Also, as a part of the renewal agreement, the Company agreed to assume a $165,000 personal loan of an officer (and former president) from a relative, as a partial offset to total amounts owed the same officer of $268,975 (at June 30, 1997 $72,208) as of December 31, 1996. The $165,000
     loan is due January 1, 2000, is unsecured and bears interest at the prime rate (8% as of March 31, 1997). As of June 30, this transaction has not been finalized and recorded by the Company.

     On March 14, 1997, the Company repaid a $50,000, 10% convertible note payable and accrued interest.

     Note D - Common Stock

     Sales of Common Stock to Investors
     ----------------------------------
     During the six months ended June 30, the Company received cash of $987,635 from individual investors for which it issued a total of 9,876,350 shares of restricted common stock.

     Purchase of Equipment, Vehicle and Common Stock Issued and Issuable
     -------------------------------------------------------------------
     On September 18, 1996, the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures or restricted common stock totaling $1 million. Closing of the agreement was on February 10, 1997. On February 25, 1997 the individual notified the Company of his desire to exercise an option pursuant to the debenture agreement to convert the debentures into 2,993,161 shares of common stock, which were issued June 16, 1997.

     On May 23, 1997, the Company agreed to issue 350,000 shares of restricted common stock, valued at $.10 per share to acquire a vehicle.

     Conversion of Note Payable to Common Stock
     ------------------------------------------

     On March 27, 1997, an individual elected to convert a $50,000 15% note payable, plus accrued interest totaling $16,659, to 260,000 shares of restricted common stock.

     Stock Issued for Services
     -------------------------

     During the three months ended June 30, 1997, a total of 2,000,000 restricted shares, valued at $.10 per share, were issued to a Bolivian officer of the Company as a bonus and 200,000 restricted shares were issued to an independent consultant.

     Note E - Related Party Transactions

     During the six months ended June 30, 1997, relatives of an officer loaned the Company a total of $60,000, with interest ranging from 10% to 12%. During the same period, $181,858 was repaid the officer and her relatives against amounts previously loaned the Company.