Form 10QSB
period 1997-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1997-11-25
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarter period ended September 30, 1997
                          Commission file number 023726

                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Colorado                                                  84-1116515
        --------                                                  ----------
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

                               Yes  X     No
                                  -----     -----

As of September 30, 1997, there were 87,853,654 shares of common stock outstanding, par value $.0001.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

     The unaudited Financial Statements for the Quarter Year ended September 30, 1997 are attached hereto. Please refer to pages F-1 through F-7.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations for the Quarter ended September 30, 1997, compared to September 30, 1996.

     The Company had mining revenues of $36,268 in this quarter. It incurred operating expenses in the amount of $598,736 and incurred an operating loss of ($562,468). For the same period in 1996, the Company incurred operating expenses of $173,554 and had no revenue for an operating loss of ($173,554). The increase in operating expenses was a result of the Company placing its mineral prospect in Bolivia into production. The Company expects that these increased expenses will continue and, as well, the Company will incur promotional expenses, and legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (loss) for the period was ($787,134) for a loss of ($.009) per share, as compared to a net loss for the same period in 1996 of ($193,729) for a loss of ($.004) per share.

     The large loss increase was due primarily to increased operating expenses related to commencement of mining operations in Bolivia

     The Company was, during the period, completing the movement of equipment and setting the equipment in place at its mineral prospect site, prior to commencement of mining operations toward the end of the quarter. At period end, the equipment was in place and operational.

Results of Operations for the Nine Months ended September 30, 1997, compared to September 30, 1996.

     The Company had mining revenues in this period of $36,268. It incurred operating expenses in the amount of $1,300,614 and incurred an operating loss of ($1,264,346). For the same period in 1996, the Company incurred operating expenses of $1,428,623 and had no revenue for an operating loss of ($1,428,623). In 1997, the bulk of the expenses were related to commencement of mining operations in Bolivia. The Company expects that increased expenses will continue and, as well, the Company will incur promotional expenses, and legal and accounting fees. General and administrative expenses and salaries or consulting fees will continue at an increased rate.

     Net income (loss) for the period was ($3,839,348) for a loss of ($.052) per share as compared to a net loss for the same period in 1996 of ($1,485,900) for a loss of ($.034) per share.

     The large loss increase was due primarily to a $2,475,000 charge for issuance of stock related to the loan guarantee and renewals which caused a Texas bank to issue the $1 million credit line to the Company.

Changes in Financial Conditions and Liquidity.

     The Company had a net working capital deficit of ($1,865,226) at period end. As of period end the Company had $2,735,983 in total assets, of which $1,492,667 consisted of equipment and vehicles in use at its mining operation. At year end 1996, the Company had a total of $824,760 in assets, largely consisting of capitalized investment in the Bolivian mineral prospect and equipment for use at the mining prospect. At period end, the Company had total liabilities of $2,583,147, of which $1,968,523 were current, compared to $1,666,870 at 1996 year end. Of the liabilities, $1,000,000 consisted of a bank note payable, $188,500 consisted of convertible debentures, and $614,624 consisted of long-term debt owed related parties. Advances from officers and related parties were $78,950 and accounts payable were $486,028.

     In April 1997, the Company completed opening a line of credit with a Texas bank for $1,000,000. The Company used approximately $240,000 to pay off a previous loan from the same bank, and had $760,000 of the credit line to use. During the three months ended June 30, 1997 it used $550,000 in advances from the credit line, with the remaining $210,000 advanced during the three months ended September 30, 1997.

     The Company had $1,178 in cash at period end.



                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

     The Company is Plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. The Company sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. A jury trial has been set for December 16, 1997. The future outcome cannot be predicted at this time.

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

Item 2. Changes in Securities
-----------------------------

     None.

Item 3. Defaults upon Senior Securities
---------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

Item 5. Other Information
-------------------------

     None

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

          27.1 Financial Data Schedules

          (b) Reports on Form 8-K filed during the three months ended September 30, 1997 (incorporated by reference):

          July 15, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GOLDEN EAGLE INTERNATIONAL, INC.
                                       (Registrant)


Date:  November 24, 1997.              by: /s/  Mary A. Erickson
                                          --------------------------------------
                                           Mary A. Erickson, Secretary

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Condensed Financial  Statements (Unaudited)
Table of Contents
================================================================================


                                                                PAGE
                                                                ----

Consolidated Condensed Balance Sheet                             F-1

Consolidated Condensed Statement of Operations                   F-2

Consolidated Condensed Statement of Cash Flows                   F-3

Consolidated Condensed Statement of Changes in
  Stockholders' Equity (Deficit)                                 F-4 - F-5

Notes to Consolidated Condensed Financial Statements             F-6

---------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Condensed Balance Sheet (Unaudited)
=========================================================================================================
                                                                        September 30,
                                                                           1997              December 31,
                                                                        (Unaudited)             1996
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                            $     1,178          $    11,741
        Prepaid expense and other costs                                      93,173               30,897
        Income tax refund receivable                                          8,946                8,946
---------------------------------------------------------------------------------------------------------
                Total current assets                                        103,297               51,584
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
        Exploration and development costs of mining prospect                973,462              570,853
        Mining equipment                                                  1,405,074               33,569
        Vehicles                                                            122,593                 --
        Office equipment                                                     41,678               13,342
        Mining equipment and vehicles not placed in service                    --                158,448
---------------------------------------------------------------------------------------------------------
                                                                          2,542,807              776,212
        Less accumulated depreciation and amortization                      (84,023)              (7,811)
---------------------------------------------------------------------------------------------------------
                                                                          2,458,784              768,401
---------------------------------------------------------------------------------------------------------

OTHER ASSETS
        Advances to Bolivian cooperative                                    170,127                 --
        Deposits                                                              3,775                4,775
---------------------------------------------------------------------------------------------------------
                                                                            173,902                4,775
---------------------------------------------------------------------------------------------------------

                                                                        $ 2,735,983          $   824,760
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Bank loan payable                                               $ 1,000,000          $      --
        Convertible debentures                                              188,500              188,500
        Loans from related parties                                           78,950               46,900
        Notes and loans payable                                              51,788               89,558
        Accounts payable                                                    486,028              400,581
        Accrued interest                                                     73,203               74,566
        Other accrued liabilities                                            90,054               40,000
---------------------------------------------------------------------------------------------------------
                Total current liabilities                                 1,968,523              840,105
---------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                              614,624              826,765
---------------------------------------------------------------------------------------------------------

                Total liabilities                                         2,583,147            1,666,870
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, par value $.01 per share;
                shares authorized 10,000,000; none issued                      --                   --
        Common stock, par value $.0001 per share; authorized
                800,000,000 shares; issued and outstanding 87,853,654
                and 44,517,143 shares, respectively                           8,785                4,452
        Additional paid-in capital                                        7,133,410            1,856,949
        Common stock issuable, none and 2,384,500 shares, respectively         --                446,500
        Deficit accumulated in the development stage                     (6,989,359)          (3,150,011)
---------------------------------------------------------------------------------------------------------
                Total stockholders' equity (deficit)                        152,836             (842,110)
---------------------------------------------------------------------------------------------------------
                                                                        $ 2,735,983          $   824,760
=========================================================================================================

See accompanying notes.

                                                   F-1


------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development State Company)
Consolidated Condensed Statement of Operations (Unaudited)
====================================================================================================================================
                                                                                                                       July 21, 1988
                                                              Three Months Ended             Nine Months Ended          (Inception)
                                                                September 30,                  September 30,              Through
                                                       -----------------------------   ----------------------------    September 30,
                                                            1997            1996            1997           1996             1997
-------------------------------------------------------------------------------------------------------------------    -------------


NET MINING REVENUE                                     $     36,268    $       --      $     36,268    $       --      $     36,268

OPERATING EXPENSES                                          788,940         261,096       1,300,614       1,428,623       4,376,264
------------------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                           (752,672)       (261,096)     (1,264,346)     (1,428,623)     (4,339,996)
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Stock issued related parties
          for loan guarantees and renewals                     --              --        (2,475,000)           --        (2,475,000)
        Interest expense                                    (36,499)         (2,799)        (97,969)        (60,444)       (204,894)
        Interest income                                         161            --               175            --             1,901
        Other                                                 1,876           3,222          (2,208)          3,167          32,054
------------------------------------------------------------------------------------------------------------------------------------
                Total other income (expense)                (34,462)            423      (2,575,002)        (57,277)     (2,645,939)
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $   (787,134)   $   (260,673)   $ (3,839,348)   $ (1,485,900)   $ (6,985,935)
====================================================================================================================================


EARNINGS (LOSS) PER SHARE                              $      (.009)   $      (.007)   $      (.052)   $      (.034)   $      (.442)
====================================================================================================================================

WEIGHTED AVERAGE SHARES                                  87,666,154      35,546,471      73,472,805      43,387,533      15,782,297
====================================================================================================================================

See accompanying notes.
                                                                F-2



---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Condensed Statement of Cash Flows (Unaudited)
=====================================================================================================================
                                                                                                        July 21, 1988
                                                                        Nine Months Ended                (Inception)
                                                                          September 30,                    Through
                                                                --------------------------------        September 30,
                                                                    1997                1996                1997
------------------------------------------------------------------------------------------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                       $(3,839,348)        $(1,485,900)        $(6,985,935)
        Adjustments to reconcile net income (loss)
            to net cash provided by operating activities:
                 Stock issued related parties for loan
                     guarantees and renewals                      2,475,000                --             2,475,000
                 Stock issued for services                             --               805,125           1,405,919
                 Accrued interest converted to stock                 41,659                --                41,659
                 Depreciation and amortization expense               77,128               5,293              87,753
                 Loss (gain) from sale of investments                  --               (19,167)           (114,670)
                 Other                                                4,084                --               118,398
            Changes in operating assets and liabilities:
                 Prepaid expense and other costs                    (62,276)           (129,376)            (93,173)
                 Marketable securities                                 --                 9,666                --
                 Income tax refund receivable                          --                (8,946)             (8,946)
                 Accounts payable and accrued liabilities           134,138             168,969             649,285
--------------------------------------------------------------------------------------------------------------------

        Net cash flows (used for) operating activities           (1,169,615)           (654,336)         (2,424,710)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in property and equipment                     (1,766,595)           (525,732)         (2,546,835)
        Advances to Bolivian cooperative                           (170,127)               --              (170,127)
        Deposits                                                      1,000              (2,100)             (3,775)
        Proceeds from investment sales                                 --                19,167             184,380
        Other                                                          --                  --              (156,279)
--------------------------------------------------------------------------------------------------------------------

        Net cash flows from (used for) investing activities      (1,935,722)           (508,665)         (2,692,636)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from bank loan                                   1,000,000                --             1,000,000
        Loans from related parties                                   97,050             666,227           1,306,930
        Repayments of loans from related parties                   (239,417)           (116,500)           (569,642)
        Proceeds from notes payable                                  51,788              16,000             191,346
        Repayment of notes payable and bank loan                    (82,282)            (10,422)            (92,704)
        Proceeds from convertible debentures                           --               188,500             188,500
        Common stock issued                                            --               402,030             889,523
        Stock issuance costs                                           --                  --               (63,064)
--------------------------------------------------------------------------------------------------------------------

        Net cash flows from financing activities                    827,139           1,145,835           2,850,889
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  (2,278,198)            (17,166)         (2,266,457)

CASH - BEGINNING OF PERIOD                                           11,741              32,979                --
--------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                            $(2,266,457)        $    15,813         $(2,266,457)
====================================================================================================================



See accompanying notes.
                                                        F-3




-------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Condensed Statement of Stockholders' Equity (Deficit) (Unaudited)
=============================================================================================================

                                                                                                   Additional
                                                                            Common Stock            Paid-in
                                                                       Shares         Amount        Capital
-------------------------------------------------------------------------------------------------------------
Inception July 21, 1988                                                    --      $      --     $      --

        Issuance of common stock:
                June 1, 1989 for cash at $.00006 per share            1,666,665            167           (67)
                June 30, 1990 for cash at $.03 per share                300,000             30         8,970
                July 3, 1990 for cash at $.003 per share                366,665             37         1,063
                50,000 to 1 stock split                                    --             --           4,900
                January and March 1991 for cash at
                        $.30074 per share from stock offering           268,335             27        59,253
        November 1, 1993 - deficit of acquired subsidiary                  --             --            --
        Acquisition of subsidiary                                          --             --           2,600
        Fair value of officer salary                                       --             --          20,000
        November 7, 1994, convert debt to equity
                at $.003 per share                                    2,640,830            264         7,659
        November 8, 1994, $.00125 per share:
                Note receivable from affiliate                       20,000,000          2,000        23,000
                Legal services                                          375,000             37           432
        Other                                                               (70)          --           2,625
        Issued for cash in June and August ($.01 to $.05
                per share), less $41,644 in stock issuance costs     10,052,250          1,005       164,044
        Issued for services in 1995 ($.07 per share)                  2,009,000            201       148,799
        Convert notes payable in 1995 ($.15625 per share)               800,000             80       124,920
        Payment of note by affiliate in 1995                               --             --            --
        Issuable for cash in 1995 ($.125 to $.282 per share),
                417,500 shares                                             --             --            --
        Issuable I 1995 for services and additional consideration
                for loan ($.07 per share), 328,333 shares                  --             --            --
        Collection of receivable January 9, 1996                           --             --            --
        Shares previously subscribed issued in 1996                     568,333             57        52,926
        Issued for cash in 1996 ($.05 to $.25 per share)                 21,150              2         5,528
        Issuable for cash in 1996 ($.10 to $.20 per share),
                2,207,000 shares                                           --             --            --
        Issued for services in 1996 ($.07 to $.30 per share)          5,448,985            545     1,230,297
        Net loss for the periods                                           --             --            --
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                         44,517,143          4,452     1,856,949

Unaudited:
         Issued for cash ($.10 per share)                            10,126,350          1,012     1,011,623
         Issued to related parties for loan guarantees
                and renewals ($.10 per share)                        25,000,000          2,500     2,497,500
         Issued for services ($.10 per share)                         2,200,000            220       219,780
         Issued for equipment ($.334 per share)                       2,993,161            299       999,701
         Issued for conversion of note payable
                 and accrued interest ($.256 per share)                 260,000             26        66,633
         Issuable for vehicle ($.10 per share), 350,000 shares          350,000             35        34,965
         Shares previously subscribed issued                          2,407,000            241       446,259
         Net loss for the period (unaudited)                               --             --            --
-------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1997 (Unaudited)                           87,853,654    $     8,785   $ 7,133,410
=============================================================================================================

See accompanying notes.



-----------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Condensed Statement of Stockholders' Equity (Deficit) (Unaudited) (Continued)
=============================================================================================================================

                                                                       Common
                                                                       Stock        Stockholder   Accumulated
                                                                      Issuable      Receivable      Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------


Inception July 21, 1988                                             $      --      $      --      $      --      $      --

        Issuance of common stock:
                June 1, 1989 for cash at $.00006 per share                 --             --             --              100
                June 30, 1990 for cash at $.03 per share                   --             --             --            9,000
                July 3, 1990 for cash at $.003 per share                   --             --             --            1,100
                50,000 to 1 stock split                                    --             --             --            4,900
                January and March 1991 for cash at
                        $.30074 per share from stock offering              --             --             --           59,280
        November 1, 1993 - deficit of acquired subsidiary                  --             --           (5,300)        (5,300)
        Acquisition of subsidiary                                          --             --             --            2,600
        Fair value of officer salary                                       --             --             --           20,000
        November 7, 1994, convert debt to equity
                at $.003 per share                                         --             --             --            7,923
        November 8, 1994, $.00125 per share:
                Note receivable from affiliate                             --          (25,000)          --             --
                Legal services                                             --             --             --              469
        Other                                                              --             --             --            2,625
        Issued for cash in June and August ($.01 to $.05
                per share), less $41,644 in stock issuance costs           --             --             --          165,049
        Issued for services in 1995 ($.07 per share)                       --             --             --          149,000
        Convert notes payable in 1995 ($.15625 per share)                  --          (20,000)          --          105,000
        Payment of note by affiliate in 1995                               --           25,000           --           25,000
        Issuable for cash in 1995 ($.125 to $.282 per share),
                417,500 shares                                           80,000           --             --           80,000
        Issuable I 1995 for services and additional consideration
                for loan ($.07 per share), 328,333 shares                22,983           --             --           22,983
        Collection of receivable January 9, 1996                           --           20,000           --           20,000
        Shares previously subscribed issued in 1996                     (52,983)          --             --             --
        Issued for cash in 1996 ($.05 to $.25 per share)                   --             --             --            5,530
        Issuable for cash in 1996 ($.10 to $.20 per share),
                2,207,000 shares                                        396,500           --             --          396,500
        Issued for services in 1996 ($.07 to $.30 per share)               --             --             --        1,230,842
        Net loss for the periods                                           --             --       (3,144,711)    (3,144,711)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                            446,500           --       (3,150,011)      (842,110)

Unaudited:
         Issued for cash ($.10 per share)                                  --             --             --        1,012,635
         Issued to related parties for loan guarantees
                and renewals ($.10 per share)                              --             --             --        2,500,000
         Issued for services ($.10 per share)                              --             --          220,000
         Issued for equipment ($.334 per share)                            --             --             --        1,000,000
         Issued for conversion of note payable
                 and accrued interest ($.256 per share)                    --             --             --           66,659
         Issuable for vehicle ($.10 per share), 350,000 shares             --             --             --           35,000
         Shares previously subscribed issued                           (446,500)          --             --             --
         Net loss for the period (unaudited)                               --             --       (3,839,348)    (3,839,348)
-----------------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1997 (Unaudited)                          $      --      $      --      $(6,989,359)   $   152,836
=============================================================================================================================


See accompanying notes.




--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Condensed Financial Statements
(Unaudited)
================================================================================

     Note A - General

     Golden Eagle  International,  Inc. (the  "Company,")  was  incorporated  in
     Colorado on July 21, 1988. The Company is engaged in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been devoted to organizational matters and identification of precious mineral properties considered for acquisition. Presently, substantially all of the Company's operations and business interests are focused on a prospect in the Tipuani River area of the Republic of Bolivia whereon commercial production commenced in September 1997. Although planned principal operations have commenced, they have not resulted in significant production of revenue to date. Consequently, the Company is considered a development stage company.

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

     The results of operations for the nine and three months ended September 30, 1997, are not necessarily indicative of the results for the remainder of 1997.

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

     Note C - Bank Financing, Notes Payable and Long -Term Debt

     Bank Financing
     --------------
     On February 11, 1997, a Texas bank loaned the Company $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. On March 13, 1997 the bank agreed to loan the Company $1 million pursuant to a revolving line of credit agreement due June 1, 1998 and bearing interest at the prime rate (8 1/2% as of September 30, 1997). The loan is personally guaranteed by an officer of the Company (and its former president and principal shareholder), including a pledge of 13,500,000 shares of common stock of the Company owned by a corporation wholly-owned by the officer, and is further secured as described below. The agreement called for the retirement of the earlier $240,000 bank loan from the proceeds of the $1 million loan. The $1 million bank loan, which closed in the second quarter of 1997, is secured by the pledge of certain trust assets of relatives of an officer (and former president) for a period of five years from closing of the loan. As of both September 30, 1997 and November 24, 1997, all available credit on the line of credit has been utilized.

     As consideration for the relatives' pledge on the bank loan, the Company agreed to issue a total of 20,000,000 shares of common stock to the relatives. The Company also agreed to issue an additional 5,000,000 shares of common stock for renewal and extension to January 1, 2000, of $450,000 and $228,341 in prior loans to the Company by relatives and abatement of $25,000 in previously accrued interest. The 25 million shares were issued in the second quarter after final approval on April 10, 1997 of the bank financing and renewal agreements, and were valued at $.10 per share, the estimated fair value of restricted stock on April 10, 1997. The estimated value of the stock issued, $2,500,000, less the abated interest of $25,000, is reflected as a period expense for the loan guarantees and renewals, since the future economic benefit cannot be reasonably estimated.

     Also, as a part of the renewal agreement, the Company agreed to assume a $165,000 personal loan of an officer (and former president) from a relative, as a partial offset to total amounts owed the same officer of $268,975 as of December 31, 1996. The $165,000 loan is due January 1, 2000, is unsecured and bears interest at the prime rate (8 1/2% as of March 31, 1997). As of September 30, 1997, this transaction has not been finalized and recorded by the Company.

     On March 14, 1997, the Company repaid a $50,000, 10% convertible note payable and accrued interest.

     Note D - Common Stock

     Sales of Common Stock to Investors
     ----------------------------------
     During the nine months ended September 30, 1997, the Company received cash of $1,012,635 from individual investors for which it issued a total of 10,126,350 shares of restricted common stock.

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

     On May 23, 1997, the Company agreed to issue 350,000 shares of restricted common stock, valued at $.10 per share to acquire a vehicle. The shares were issued on July 23, 1997.

     Conversion of Note Payable to Common Stock
     ------------------------------------------
     On March 27, 1997, an individual elected to convert a $50,000 15% note payable, plus accrued interest totaling $16,659, to 260,000 shares of restricted common stock.

     Stock Issued for Services
     -------------------------
     During the nine months ended September 30, 1997, a total of 2,000,000 restricted shares, valued at $.10 per share, were issued to a Bolivian officer of the Company as a bonus and 200,000 restricted shares were issued to an independent consultant.

     Note E - Related Party Transactions

     During the nine months ended September 30, 1997, relatives of an officer loaned the Company a total of $60,000, with interest ranging from 10-1/2% to 12%. During the same period, $239,417 was repaid the officer and her relatives against amounts previously loaned the Company. In addition, during the nine months ended September 30, 1997, the president and a Bolivian officer advanced the Company $22,050 and $10,000, respectively.