Form 10KSB
period 1997-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1998-11-02
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

                               December 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                         Commission file number 0-23726


                        GOLDEN EAGLE INTERNATIONAL, INC.
                        -------------------------------
             (Exact name of Registrant as specified in its charter)

         Colorado                                        84-1116515
         --------                                        ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

             4949 South Syracuse Street, Suite 300, Denver, CO 80237
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 694-6101

Securities registered pursuant to Section 12(b) of the Act:                 None
Name of each exchange on which registered:                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          $.0001 par value Common Stock
                          -----------------------------
                                (Title of class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.                     [ ] Yes [ X ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
thereto.                                                                   [   ]

Issuer's revenues for its most recent fiscal year:                      $101,459

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of October 28, 1998 was approximately $9,717,275. The estimate is based on the last sale price per share ($.15 on October 28, 1998) and 64,781,836 shares estimated to be held by non-affiliates.

At October 28, 1998, there were 108,594,903 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.

Transitional Small Business Disclosure Format:          [   ]  Yes     [ X ]  No

                                     PART 1
                                     ------


Item 1. Business Development
        --------------------

(a)  GENERAL

     Golden Eagle International, Inc., formerly Beneficial Capital Financial Services Corp. (hereinafter referred to as "Registrant"), is a development-stage company (as that term is defined in Statement of Financial Accounting Standards No. 7 ["SFAS No. 7"]), incorporated pursuant to the laws of the State of Colorado on July 21, 1988. Its name change occurred on February 2, 1995. Prior to November 1994, Registrant was engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Central and South America. During the period of time Registrant was engaged in such business, it achieved no significant operating revenues and generated operating losses.

     In November 1994, Golden Eagle Mineral Holdings, Inc., a previously unaffiliated Colorado corporation, acquired control of Registrant through the issuance (approved by the then disinterested Board of Directors) of a controlling number of shares of common stock. Golden Eagle Mineral Holdings, Inc., is owned by Mary A. Erickson, currently the secretary-treasurer and a director of Registrant. New management of Registrant resulting from this change of control changed Registrant's business focus into the minerals industry. Through a subsidiary, Eagle Mining of Bolivia, Ltd., Registrant acquired a contract for mining rights in the state of La Paz, Bolivia, as more completely described below.

     Registrant's Bolivian advisors recommended to management that it conduct operations in Bolivia through subsidiaries. Initially, Registrant formed Golden Eagle Bolivia Mining S.A. ("GEBM") in January 1996, and Eagle Mining of Bolivia ("EMB") in October 1996 to conduct Registrant's operations and to hold its property in Bolivia, respectively (See, "Certain Relationships and Related Transactions", Item 12). GEBM owns equipment, has carried out exploration operations and has achieved limited production of gold from the Cangalli deposit, which is the subject of the EMB contract for the mining rights with the United Cangalli Cooperative.

     EMB's initial constitution, the equivalent of its Articles of Incorporation, provided that Registrant will act as the funding shareholder, providing any necessary operating or development capital to EMB, as a "capital contribution" and not as a loan. The other EMB shareholders are not liable for their share of any capital contributions; all EMB shareholders share profits in accordance with their interests.

     In 1996, Registrant, through EMB, acquired mineral properties in Bolivia, South America, which are prospectively valuable for gold (referred to herein as the "Cangalli properties"). The properties have no established reserves, but a significant amount of mineralization has been identified. The exploration work and property investigations which Registrant has accomplished on the Cangalli properties are described in more detail in Item 1(b), below. Registrant's subsidiary has achieved no significant operating revenues from these properties, although it did produce approximately 13,678 grams of gold (with a value of approximately $126,000 [before royalty payments]) from exploratory operations during 1997. (Hereinafter, all references to Registrant's holding subsidiary, "EMB", or its operating subsidiary, "GEBM", or Golden Eagle International, Inc., shall all be referred to as "Registrant," unless specific references to Registrant or its subsidiaries are called for.) There has been a small amount of gold produced in 1998 resulting in gross sales of $61,000, and Registrant has continued its investigation and exploration of the Cangalli properties. Registrant has been unable to conduct significant operations during 1998 because of adverse weather conditions and substantial working capital shortages.

     Registrant's majority-owned subsidiary, GEBM, continued through 1997, and to the date of the filing of this report, as the operator of the Cangalli shaft and surface operations which were attempted during 1997. GEBM, at one point during 1997, had 106 employees including executives, purchasing agents, secretaries, accountants, administrative assistants, a mining engineer, a geologist, two mechanical engineers, warehousemen, personnel managers, shift foremen, and miners, including drillers, muckers, hoist operators, and other essential support personnel. GEBM, and its sister subsidiary, EMB, shared a suite of offices, consisting of 2,500 square feet, with Registrant in the La Paz city center business district.

     Prior to acquiring the contract mining rights on the 11 concessions comprising 2,004 hectares (4,952 acres) constituting the Cangalli properties in 1996, Registrant attempted to acquire several properties within the United States. These U.S. properties were not acquired because Registrant's due diligence investigation did not support the representations made to Registrant by the property owners.

     In 1997, Registrant entered into an agreement with a non-affiliated La Paz, Bolivia company to provide certain services to Registrant on a non-exclusive basis. These services include performing the necessary studies for, and making recommendations regarding, the following: an environmental impact statement; topographical studies; appropriate production methods for the Cangalli deposit; current mining on the Cangalli deposit; earth-moving equipment; fine gold recovery systems on plants; relocation of tailings and dumps; industrial security; interfacing with and supporting the community; the executed investments to date; production costs; administrative systems; mine personnel; inventory control; future acquisitions and project growth; and public relations activities in Bolivia and, where warranted, in the United States regarding Bolivian activities. These services do not include the offer or sale of securities. Registrant agreed to pay this entity a total of $400,000 in shares of Registrant's common stock as a fee for these services.

     In 1998, Registrant entered into an agreement with two related entities (which are not affiliated with Registrant) to provide certain services to Registrant on a non-exclusive basis. These services include introducing Registrant to investment bankers and accredited investors. These services do not include the offer or sale of securities. Registrant has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these services.

     On May 7,  1998,  the SEC  filed a  civil  action  (SEC  vs.  Golden  Eagle
International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Registrant; Registrant's former president, Ronald A. Knittle (resigned in May of 1996); Registrant's current secretary/treasurer and a director, Mary A. Erickson; Registrant's former public relations firm (which had not performed work for Registrant since before May 1996); and two individuals, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's complaint were that Registrant and the individuals involved had issued press releases which were false and misleading in an attempt to hype the value of Registrant's stock. Registrant and its management are continuing to discuss the resolution of these and other issues with the staff of the Securities and Exchange Commission, but have denied any wrongdoing which may be actionable under the federal securities laws.

     As noted, the future conduct of Registrant's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Registrant will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Registrant's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described above, and the other risks associated with start-up mineral exploration operations, and Registrant's operations with insufficient liquidity and no historical profitability. It is important that each person reviewing this report understands the significant risks attendant to Registrant's operations and that of its subsidiaries. As noted, the future conduct of Registrant's business and its subsidiaries is dependent upon a number of factors, and there can be no assurance that any of these companies will be able to conduct its operations as contemplated herein. Registrant disclaims any obligation to update any forward-looking statement made herein.

(b)  BUSINESS OF ISSUER

     The Cangalli Properties
     -----------------------

     In October 1995, Registrant began reviewing potential mining opportunities in Bolivia. A site visit to the Tipuani River Basin (approximately 100 miles north of the Bolivian capital of La Paz) followed in December, 1995, with Registrant's representatives traveling to Cangalli, approximately two kilometers down river from the Tipuani township. Included in the expedition was an independent geologist hired to evaluate the Cangalli area. This consultant reported that the area merited further study.

     Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 Registrant, through GEBM, entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative. This contract included the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (4,952 acres) for a 25-year period with an option for an additional 25 years. While binding according to Registrant' counsel in Bolivia, this contract was not "protocolized" (recorded) with the Bolivian Notary of Mines. Registrant then formed a new majority-owned Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to hold the concession interests. EMB assumed the contract rights with UCL, renegotiated the contract with UCL, and caused the renegotiated contract to be protocolized with the Notary of Mines in La Paz on November 11, 1996. As renegotiated, the UCL contract provides for a gross royalty interest of 18% in gold production to UCL. It also imposed certain work obligations, which Registrant asserts have been fulfilled:

     * completion of first-phase exploration and the opening of one work front (in addition to the Cangalli shaft) by April 20, 1997 (the contract called for the opening, but not the sustained operation, of this work front);

     * opening of two additional work fronts by December 6, 1997 (the contract called for the opening, but not the sustained operation, of these work fronts);

     * investing a minimum of $3 million in the project (no specific term, other than the 25-year life of the contract, was fixed to fulfill this obligation); and

     * providing to UCL $200,000 for reduction of UCL's prior obligations, including $100,000 in the form of a loan, or advanced royalty payment (which is repayable out of production), and $100,000 in the form of a grant, or land-right acquisition payment.

     History of the Tipuani/Cangalli District of Bolivia
     ---------------------------------------------------

     Gold mining in the Cangalli area can be traced back to pre-Inca times (1000 to 1500 A.D.). During the Inca dominion, gold placers were worked in the Tipuani River and her tributary rivers, the Ancoma and Yani, and also in the gold-bearing quartz veins of the Cordillera (the high Andes mountains).

     Early Spanish historians recorded that the province of Larecaja, in which Cangalli is located, contributed about 126 kg (4,051 ozt) of gold per year to the Inca Emperor at Illabaya. For this and other purposes, a network of roads was constructed in Bolivia and Peru, some of which are still in use today.

     During the Spanish rule, after the "Conquest", the Indians stopped all mining. They destroyed roads, blocked entrances to the mines, and established a death penalty for those disclosing to the conquerors the whereabouts of any mining centers.

     After many hardships and loss of life, the Spaniards re-started their mining attempts from 1562 to 1566 at Roman Playa on the Tipuani River. Great amounts of gold were produced. The use of iron tools and gunpowder for mining was inaugurated about 1571. In 1602, the Spaniards reached the site where the town of Tipuani now stands (2 km upriver from Cangalli). For the first time, they met Portuguese expeditions in search of gold advancing up the Amazon tributaries from Brazil. During the years thereafter, several pitched battles were waged over these goldfields between the Spanish and Portuguese, and one was fought on the current site of the Cangalli township. In 1620, black workers were imported from Brazil into the Bolivian goldfields as large fortunes were being made with great success. In 1780, the revolt of mitayos, or slave workers, stopped the mining in the area for a few years.

     In 1782, a miner named Rodriguez and the two Novos brothers successfully worked the Tipuani River terraces. Andres Coll and Idelfonso Villamil Blanco, and their descendants, worked in the area until 1867. Villamil was the first to exploit the rich lower terraces and river gravels below water level. Also during this period, several foreign-based companies arrived from Great Britain, the United States, Germany, and other countries.

     At the beginning of the 20th century, the Bolivian Gold Exploration Company (BOLGO) introduced the first methods of mechanized work. Acting as a modern large enterprise, BOLGO leased its large concessions to the Companie Aramayo de Mines en Bolivia in 1932, who in turn spent a lot of time, money and energy to efficiently mine the gold deposits in their concessions. They were the first to sink deep shafts into the Cangalli conglomerate to work the terraces in Unutuluni, some 15 km (9 mi) upriver from the town of Tipuani.

     In 1952, all of the BOLGO and Aramayo concessions were nationalized by the Bolivian Government and administered through the Bolivian Miners' Bank, which leased them to the Federation of Mining Cooperatives. This group preferred to work the river gravels using small vertical shafts and adits to make contact with the bedrock, even beneath the river itself. Some of the upper terraces were also worked by the cooperatives by booming and sluicing when sufficient water was available.

     In 1956, a North American company, South American Placers, Inc. ("SAPI"), obtained large concessions in the lower Tipuani, Challana, Mapiri, Coroico, and Kaka Rivers. It began dredging at Teoponte on the Kaka River in 1959, and continued working successfully for nearly 30 years. This SAPI dredge set records for gold production for day, month and year during its active work period at the mouth of the Tipuani River. In the 1960's, the Tidewater Co. and Condor Mining, Inc. entered the same areas with some success.

     Due to the perceived near-exhaustion of the best known deposits of river gravels, many people have abandoned the Tipuani area. Lately, others have been trying to work the remaining river areas and terraces, while making some technical improvements such as deeper shafts and better underground workings.

     Historical sources have estimated that the total production of gold from the Tipuani District (in which the Cangalli properties lie) may reach figures close to 200 tons (6,430,000 ozt) of gold for each of the 16th, 17th, and 18th centuries. It was near 200 tons (6,430,000 ozt) for the 19th century and about 500 tons (16,052,500 ozt) for the 20th century. Therefore, for its known history of almost 1,000 years of mining, according to these historical sources, the Tipuani District may have produced no less than 1,000 metric tons of gold, or more than 32 million troy ounces. Based on information from Aramayo Company records from the 1930s and 1940s, the ore grades mined were usually very high, from a few tens of grams to many troy ounces of gold per cubic meter. (Registrant has relied upon an independent geological consulting firm, and historical information, for the foregoing history, and cannot assure its accuracy.)

     Registrant's Operations
     -----------------------

     Working Capital Shortages. Although the operations in Bolivia are carried on through Registrant's majority-owned subsidiaries, the financing of those operations is solely dependent on Registrant's ability to provide capital resources. From November 1997 through the date of the filing of this report, Registrant experienced significant cash shortages in its operating funds. During January 1997, Registrant negotiated a one-time, short-term bridge loan for $240,000 from a Texas bank. On March 6, 1997, this same Texas bank agreed to loan Registrant $1 million pursuant to a revolving line of credit. This loan is guaranteed by affiliates. (See, "Certain Relationships and Related Transactions," Item 12.) The first proceeds from the revolving line of credit were used to retire the short-term bridge loan. In addition, Registrant paid its interest payments on the revolving line of credit during 1997, and subsequently through the filing of this report. This line of credit has been renewed and is due June 1, 1999; there are, however, no further funds that can be advanced under this line of credit. As a result of these capital shortages, Registrant has been forced to issue Registrant's common stock in private placements as compensation to some employees and consultants, as well as for equipment. These issuances do result in dilution to current and future shareholders. Registrant continues to require working capital and is not likely to receive any significant cash flow from operations in the foreseeable future. It is not likely that any unaffiliated party will advance debt to Registrant on commercial terms. Thus, Registrant may have to continue financing its operations through the sale of equity if it can do so in accordance with all legal requirements on terms acceptable to the Board of Directors. (See, "Management's Discussion and Analysis," Part II, Item 6, for further information regarding Registrant's liquidity shortages and capital requirements.)

     Activities on the Cangalli Properties. To date, Registrant's operations on the Cangalli properties under contract (which have all been conducted through GEBM, with EMB as the holding company for the contract interests) have consisted of exploration work (including a limited amount of production) and documentary investigation. To accomplish the work necessary on the properties, in February 1997, Registrant purchased metallurgical and mining equipment in Bolivia for $319,319, using $20,000 in cash, and the balance through the issuance of 2,993,161 shares of Registrant's restricted common stock. (See, "Certain Relationships and Related Transactions," Part III, Item 12, of this Annual Report.) The majority of the equipment acquired in this purchase was transported to the Cangalli mine site and put into operation on the properties in 1997. In addition, during 1997, Registrant's operating subsidiary, GEBM, purchased all of UCL's machinery, equipment, real property, installations, warehouses, and dwellings, for $200,000. GEBM also rented during 1997 a substantial amount of earth-moving equipment for opening its other work fronts at the Cueva Playa open-pit operation, the Cueva Playa Lower Terrace operation, and the Cangalli tailings operation.

     During the 1997 fiscal year (through December 31, 1997), Registrant, through its Bolivian subsidiaries, completed a substantial amount of work on the Cangalli properties. These activities included ongoing rehabilitation and exploration of the Cangalli shaft, and exploration of several open-pit mining sites within the concession area. Some of this work continued during early 1998, but two material factors affected work on the property during the latter part of 1997 and early 1998:

     * The "El Nino" world-wide weather phenomenon which resulted from warmer water temperatures in the Pacific Ocean off the coast of South America. The impacts of "El Nino" included substantial increases in rainfall over the usual precipitation received during the normal Bolivian rainy season. The super-saturation of the soil in the Tipuani River Basin caused a mudslide in the town of Mokotoro, 15 kilometers upriver from the Cangalli properties, which resulted in over 60 deaths. The extremely wet weather caused Registrant to reduce mining operations and to implement costly de-watering and mine timber replacement measures in the Cangalli shaft.

     * Registrant's inability to finance any significant operations, other than its overall exploration work, on the property in 1998. (See, "Management's Discussion and Analysis," Part II, Item 6, below.)

     In early 1997, Registrant had projected that its subsidiaries would enter into commercial scale production by September 1997. During 1997, however, Registrant's gold production had primarily been the product of its exploration work on the properties. While the Bolivian subsidiary did improve its production figures over the results of previous months, overall production during 1997 did not reach the goal of commercial production. Management concluded that fine gold recovery losses were the primary cause of the failure to achieve a greater level of production. In response, at the end of the fourth quarter of 1997, Registrant contracted a well-respected Bolivian metallurgist to study the losses and design a circuit which would solve the problem. Management expects that the Bolivian operations will continue to experience fine gold losses until the installation of fine gold recovery circuits on Registrant's metallurgical plants can be accomplished on the Cangalli properties. These fine gold losses might jeopardize the profitability of those operations, and therefore, Registrant's economic viability. Any shareholder, or potential shareholder, should carefully weigh this highly significant factor in any investment decision regarding Registrant's common stock. As a result of these factors, however, Registrant continues to be a development stage company as that term is defined in SFAS No. 7, which has not yet produced minerals in commercial quantities.

     Investigations by Independent Consultants. To evaluate its conclusions regarding the prospective value of the Cangalli properties, Registrant retained Mr. Guido Paravicini, Eng., M.A., an independent Bolivian mining engineer and geophysicist. Commencing in December 1996, Mr. Paravicini carried out a review of the geological literature relevant to the Tipuani Mining District in which the Cangalli concessions are located. In addition, Mr. Paravicini, and his team of exploration field geologists, samplers, panners, and other auxiliary personnel, conducted field studies and sampling. Mr. Paravicini's recommendations in his reports of January and April, 1997 included additional exploration and confirmation work which would be required to further establish the mineralization. In July, 1997, Mr. Paravicini, and his team of exploration field geologists, began an extensive sampling and geological mapping program on the Cangalli property. As reported, Mr. Paravicini's initial results underscored two principle points regarding the Cangalli properties:

     * first, that the Cangalli property continued to show very promising sampling results on a wide-spread basis; and

     * second, that the bedrock underlying the Quaternary deposit on the site was also mineralized.

     In May 1998, Mr. Paravicini issued his final report which confirmed the existence of significant gold mineralization on the Cangalli properties under Registrant's subsidiary's control, but further analysis of Mr. Paravicini's results indicated that he had not established "reserves" on the properties.

     Management Experience. Registrant's management has only limited experience in mining operations and no experience in large-scale underground or surface mining operations. Rene Velasquez, a Bolivian national who is president and CEO of Registrant's operating and holding subsidiaries, has over 25 years of experience operating small open-pit mining operations in the Tipuani River Basin. Mr. Velasquez successfully operated an open-pit operation at Cangalli, Bolivia for several years in the 1980's for other, unaffiliated companies, when the particular gold deposit he and his company were working was deemed to have been exhausted. In addition, Terry C. Turner, Registrant's President and Chairman, has 15 years of mining administration, exploration and legal experience in Bolivia. In June 1997, Registrant formed a Technical Advisory Board to assist management in analyzing the data being assembled relating to the Cangalli properties. The members of the Technical Advisory Board, all experienced executives formerly with major mining companies, are described in more detail under "Management," Part III, Item 9, below.

     Geography and Climate of the Cangalli Deposit. Registrant's properties and substantially all of its operations are conducted in remote areas of the province of Larecaja in the state of La Paz in the South American country of Bolivia. Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. Sucre is the judicial/constitutional capital and La Paz the administrative capital of Bolivia.

     The Tipuani Valley, where the Cangalli properties are located, is in the west-central portion of Bolivia which is dominated by the Andes Mountains. In Bolivia, the Andes are divided into two great mountain chains, or cordilleras, separated by a broad upland plateau known as the Altiplano. The Eastern Cordillera (in which the Tipuani Valley is located) rises abruptly from the eastern Altiplano and is dominated by the snow-capped peaks of Illampu (6,326 m/20,754 ft) and Illimani (6,402 m/21,004 ft). Narrow, steep-sided valleys, known as Yungas, are deeply incised into these eastern slopes, the more notable being those in which the cities of Cochabamba, Sucre, and Tarija are located. Between the Western and Eastern Cordilleras is the Altiplano, which has an average elevation of about 3,600 m (11,810 ft) and is one of the highest populated areas in the world. The Altiplano is about 840 km (520 mi) long and an average of 140 km (87 mi) wide and is dominated at its northern end by Lake Titicaca, the world's highest navigable lake, located on the Peruvian border.

     The Bolivian climate is harsh much of the year, as is reflective of its mountainous location. However, internal transportation within Bolivia is good, with paved, gravel, or dirt all-weather roads to the edge of the Cangalli properties. Access may become difficult during the rainy season (November-March), but is never at issue for more than a short period.

     Business Atmosphere. Mining and subsistence agriculture continue to dominate Bolivia's economy, as they have since the 16th century. Efforts are being made to expand manufacturing, stimulate commercial agriculture, and otherwise diversify the economy. Although employing less than 3% of the labor force, mining has traditionally provided most of Bolivia's exports. In colonial times, Bolivia was one of the world's principal producers of silver. After 1870, tin replaced silver as the main export. In the 1980's, zinc mining surpassed that of tin. Other important metals are antimony, tungsten, lead, copper, silver, and gold, most found together with tin and zinc. Major oil and natural gas deposits are located in the eastern llanos, or plains, near Santa Cruz, and natural gas is now a major export.

     After the 1952 revolution, the principal tin mining enterprises, which had been foreign-owned, were taken over by the state. As described above, many local cooperatives were then formed to hold the rights to mine in Bolivia. In spite of an aggressive program of privatization in the 1980's and 1990's, Bolivia's largest mining company remains government-owned. In addition, mining cooperatives continue to exert a substantial amount of political influence in Bolivia, although diminished from their heyday in the 1980's.

     Registrant believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Registrant's relationship with the UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Registrant's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that Registrant's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Registrant's subsidiary and UCL, approximately 2 1/2 years, Registrant has received informal and formal complaints from UCL's administration regarding Registrant's contract compliance. However, Registrant believes it has always been able to satisfactorily resolve any complaint or dispute. Registrant's management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of Registrant's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties, force majeure, commodities and metals market fluctuations, or the failure of governmental institutions to support Registrant's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Registrant is aware that certain third parties are attempting to disrupt Registrant's relationship with UCL. Registrant has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. While Registrant's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Registrant's securities.

     Relationship with Local and National Governments. Although Bolivia is a democratic republic and has had democratically-elected presidents since 1982, it has been the subject of military coups in the past. Inflation in Bolivia appears to be under control at the current time (averaging less than 10% annually), but other economic signs are not so favorable. The per capita income in Bolivia is less than $1,000 per year and literacy is less than 80%. Bolivia has a negative balance of trade (importing more goods than it exports), and is significantly dependent on the stability of the other countries of South America for its own stability. Management has not noted any significant civilian unrest or high incidences of crime affecting Registrant's operations, and management does not believe that, in the current situation, such problems are likely to have a material adverse affect. However, should the Latin American economy in general, or the economy of Bolivia in specific, suffer adverse changes, times of political and economic unrest would likely return, and it would likely have a material adverse impact on Bolivia and Registrant's operations.

     In all jurisdictions, it is important for businesses to maintain good relations with governments and the governmental leaders. Registrant's management has attempted to do so. Registrant has kept the local and national political leaders informed as to its proposed operations, and has attempted to utilize local management and laborers in all appropriate positions. As a result of these efforts, Registrant's President, Terry C. Turner; its Secretary/Treasurer, Mary
A. Erickson; and the members of its Technical Advisory Board: Ronald L. Atwood Ph.D.; Donald Hausen, Ph.D.; and Max Staheli; were all awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia during 1997 for their work in promoting investment in the Bolivian mining industry, and for their contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor which can be awarded by the state government in Bolivia. Consequently, management believes that its relationship with the national and state governments is good, and does not anticipate any unusual difficulties as it continues its work of exploring and developing the Cangalli properties under its control and the identification of mineral resources.

     Principal products or services and their markets
     ------------------------------------------------

     Registrant has begun its operations as a minerals and metals exploration company; however, Registrant has not yet commenced operation of its proposed business activities as a gold, silver and other minerals mining and marketing company. When such activities are commenced, its principal products obviously will be such minerals and metals. (Registrant has sold the gold resulting from its exploration and development activities within the Bolivian gold market, which is subject to the same international conditions affecting all gold markets. In 1997 and 1998, gold experienced a substantial decline in price in the international markets.)

     Distribution methods of the products or services
     ------------------------------------------------

     When, if ever, Registrant is successful in commencing and maintaining commercial production operations in its proposed business activities, it will utilize distribution methods which are customarily employed within the mining industry. Registrant does not contemplate that it would be employing any distribution methods which would be considered innovative or unusual. Registrant has established, through its legal counsel in Bolivia, buyers for any precious metals or minerals that it may be successful in producing from its properties in Bolivia, and has used this network of buyers for its gold sales to date. Registrant has not yet determined if it will sell any of the commercial production of these precious metals or minerals which may result from its operations to the local buyers or if it will ship to other worldwide locations for sale to various well-known refiners.

     Status of any publicly announced new product or service.
     --------------------------------------------------------

     Not applicable.

     Competition,   business   conditions  and  the  small   business   issuer's
     competitive position in the industry and methods of competition.
     ---------------------------------------------------------------------------

     Registrant is an insignificant participant among the firms which engage in the same line of business (mining) which Registrant has chosen as its principal area of business concentration. Many of Registrant's competitors are companies with significantly greater financial and personnel resources and technical expertise than Registrant. The combined financial resources and management experience of Registrant's officers and directors are very limited and
Registrant has encountered, and will continue to encounter, substantial competitive disadvantages compared to Registrant's competitors.

     Sources and availability of raw materials and the names of principal suppliers.
     ---------------------------------------------------------------------------

     As of December 31, 1997 and October 20, 1998, Registrant required no significant raw materials, other than mine timbers and routine mining supplies. If it ever conducts substantial, sustained mining operations, in Bolivia or elsewhere, it will need more significant quantities of mining equipment and supplies. Such items are often in short supply and may be unavailable. In addition, high import tariffs may make mining equipment either very expensive or of restricted availability due to import difficulties.

     Dependence on one or a few major customers.
     -------------------------------------------

     Registrant is currently dependent upon one contract with United Cangalli Gold Mining Cooperative, Ltd. ("UCL") to explore, develop, and mine 11 concessions along the Tipuani River in Bolivia, and market precious metals and minerals which may be produced therefrom. Registrant has not commenced its business activities on any other property nor can there be any assurances that there will be any other properties in the future. Concentration, or single focus, creates a risk which Registrant's management has termed the "cooperative risk factor," which should be reviewed more carefully in "Business Atmosphere,"
Part I(b), page 7.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.
     ---------------------------------------------------------------------------

     Registrant, through Eagle Mining of Bolivia, Ltd. ("EMB"), has contracted for 11 concessions along the Tipuani River to explore, develop, mine, and market precious metals and minerals that it may be able to extract from the properties involved in the concessions as described above. This contract has a duration of 25 years, and is renewable for an additional 25 years.

     Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process.
     ---------------------------------------------------------------------------

     Neither Registrant, nor either of its subsidiaries, are obligated to receive approval of their principal products or services. Some activities in which Registrant's subsidiaries are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. However, UCL has had those permits for many years, and Registrant's subsidiaries are allowed to piggy-back onto those permits and any others which are occasionally required for moving heavy equipment, etc.

     Effect of existing or probable governmental regulations on the business.
     ------------------------------------------------------------------------

     Registrant intends to concentrate its immediate efforts in developing its Bolivian mining prospect and obtaining all necessary governmental approvals. The effect of such governmental regulations on its business should not cause Registrant to incur any delays in commencing operations but may directly affect its ability to continue operations once commenced. It is impossible at this time to determine within any reasonable degree of certainty the effect of such regulations on its proposed business

     Research and development activities.
     ------------------------------------

     Registrant  does not  intend  to  engage in any  research  and  development
activities,   other  than  those  regularly  associated  with  the  exploration, evaluation and mining of minerals and metals.

     Costs and effects of compliance with environmental laws.
     --------------------------------------------------------

     Registrant proposes to engage in an industry which is historically subject to assertive, time consuming, and expensive compliance with environmental law. There is and can be no assurance that Registrant, with its small financial resources and limited personnel, will be able to comply with such environmental laws and yet operate in a commercially profitable manner.

     Number of total employees and number of full-time employees.
     ------------------------------------------------------------

     At December 31, 1997 and October 20, 1998, Registrant employed four full-time personnel, consisting of its president, executive vice president, corporate secretary/treasurer, and one administrative assistant. While certain of these individuals periodically engage in other activities, due to the amount of time required to fulfill their obligations with Registrant they are considered full time. In addition, Registrant had at year end several consultants and advisors as necessary to provide assistance to management.

     Also at December 31, 1997, Registrant's majority-owned subsidiary, GEBM, employed 60 personnel including its president, Rene Velasquez; one purchasing agent; one secretary; one accountant; and one administrative assistant in the administrative offices in La Paz, Bolivia. The additional personnel were employed in the mine offices and shops in Cangalli, Bolivia, and consisted of one mining engineer/mine superintendent, one geologist, one mechanical engineer, one topographer, one mine accountant, two warehouse supervisors, one personnel manager, two shift foremen, and 46 miners, including drillers, muckers, hoist operators, and other essential support personnel.

Item 2. Property
        --------

     Registrant's executive office in the United States is located at 4949 South Syracuse, Suite 300, Denver, Colorado 80237. This office and associated services are leased from a non-affiliated third party at a cost of approximately $190 per month on a month-to-month basis. This consists of access to a single office, conference room facilities, secretarial services, and other administrative services in an executive suites complex.

     As of February 14, 1997, Registrant also leased offices from an unaffiliated party in La Paz, Bolivia located at Avenida Arce, Plaza Isabel La Catolica, Edificio Torre de las Americas, and utilized, at no cost, computer equipment, fax machine and general office furnishings owned by Terry C. Turner. The office consisted of approximately 900 square feet and cost approximately $600 per month.

     In July, 1997, Registrant leased office space at Av. 16 de julio, No. 1525, Edif. Mutual La Paz Penthouse. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,666 per month. (This office space is shared with a private mining company, Bolivian Copper Chemical Company, S.A., ["BCCC"], which contributes one-third of the office lease costs, phones, and utilities. Registrant's president, Terry C. Turner, is also the president of BCCC. Registrant's Board of Directors has received notice of, and approved of, Mr. Turner's dual role. Additionally, Registrant's Board has received full disclosure as to any conflicts of interest which may develop from this relationship, and has instructed Mr. Turner to disclose any conflicts which may arise in the future.)

     Registrant's operating subsidiary, GEBM, owns the mining equipment which is located on the Cangalli properties under its control or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices. This equipment includes two D85 Komatsu bulldozers, an electric generating set, two compressors, jaw crusher, 150 ton-per-hour ball mill, thickener, classifier, spiral recovery equipment, centrifugal bowls, vibrating tables, a one-by-five-meter rotating trommel, mine rail, ore cars, mine hoist, lighting system, ventilators, ventilator sleeve, two welders, radio sets with receiver and transmitter, fuel tanks, support housings, and various supplies and small equipment. In addition, GEBM acquired during 1997 all of UCL's equipment which included one Caterpillar 933 front-end loader, real property in proximity to the Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment. GEBM also owns one Toyota Landcruiser purchased during 1996 and one Toyota mine pickup truck.

Item 3. Legal Proceedings
        -----------------

     At year end there were no actual or threatened legal proceedings against Registrant, any Officer, Director or affiliate, except as follows:

     SEC Investigation and Enforcement Action
     ----------------------------------------

     On May 7,  1998,  the SEC  filed a  civil  action  (SEC  vs.  Golden  Eagle
International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Registrant; Registrant's former president, Ronald A. Knittle (resigned in May of 1996); Registrant's current secretary/treasurer and a director, Mary A. Erickson; Registrant's former public relations firm (which had not performed work for Registrant since before May 1996); and two individuals, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's complaint were that Registrant and the individuals involved had issued press releases which were false and misleading in an attempt to hype the value of the Registrant's stock.

     On May 22, 1998, Registrant issued a press release which discussed a number of aspects of a report on the Cangalli properties prepared by an independent consultant, Mr. Guido Paravicini. The staff of the SEC's Central Regional Office raised concerns regarding the accuracy of that report and interviewed both Registrant's president and Mr. Paravicini. As a result of subsequent internal review of the Paravicini report, Registrant's management has concluded that the techniques used by Mr. Paravicini were insufficient to justify the calculations made, and the term "reserves" may be an inaccurate characterization of the mineralization found on the properties under Registrant's subsidiary's control in the Cangalli district. Based on the information that Mr. Paravicini and others have developed regarding the Cangalli district in general, and Registrant's properties in specific, management still believes that there is significant gold mineralization within Registrant's properties, and ongoing verification work has been undertaken by Behre Dolbear & Company, Inc., an internationally-recognized consultant to the mining industry.

     As a result of the foregoing, Registrant developed material reservations regarding the May 1998 report by its independent consultant, Mr. Paravicini. Management is continuing to analyze the Paravicini report and other available information regarding the Cangalli property. Management's initial conclusion is that Registrant has focused on too broad an area within the property and believes that a greater likelihood of success can be realized were Registrant to focus on a smaller target area for more extensive sampling and analysis. The staff of the regional office of the SEC has advised Registrant that it is contemplating a recommendation to the full Commission that it amend the pending civil action to include other violations which allegedly may have resulted from the May 22, 1998 press release.

     Registrant and its management are continuing to discuss the resolution of these issues with the regional staff of the Securities and Exchange Commission, but have denied any wrongdoing which may be actionable under the federal securities laws.

     Civil Action Related to Arizona Investment
     ------------------------------------------

     Registrant is Plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. Registrant sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. This suit arose out of a letter of intent with Mineral Mountain Mining Co. ("MMMC") to acquire a 50% equity interest in MMMC, at the time the owner of the Silver Bar Mine, located near Apache Junction, Arizona. Registrant has advanced substantial funds to MMMC in reliance upon representations made and in anticipation of the closing of a definitive agreement in the first quarter of 1995.

     During this time, management became aware of undisclosed unfavorable facts concerning the proposed acquisition which it considered material to its decision and which had induced it to enter into the Agreement. MMMC refused to enter into a definitive agreement. In view of such facts, Registrant declined to close the transaction. Consequently, no acquisition of the property was made and Registrant filed litigation to recover its damages. This case was settled and defendants agreed to pay Registrant $20,000. However, defendants have not observed the terms of the Settlement Agreement, and Registrant has moved for the entry of a judgment against defendants on the terms and conditions of that Settlement Agreement.

     Potential Litigation With Consultant
     ------------------------------------

     During 1995, Registrant engaged a person it believed was an independent mining engineer as a consultant. In 1996, the consultant claimed Registrant liable for unpaid services and expenses totaling $78,440. Registrant believes that the consultant misrepresented his professional credentials, did not provide the services contracted, usurped business opportunities, and tortiously interfered with Registrant. No litigation has been filed to date between the parties and Registrant is still assessing its position. An evaluation as to the outcome of this matter cannot be made at this time.

     In addition, this consultant has threatened to bring a legal action in Bolivia; however, Registrant believes that no jurisdiction would exist for such an action, and that this consultant's misrepresentation of his professional credentials would be dealt with severely by Bolivian authorities.

     Potential Litigation With Former Employees/Officers
     ---------------------------------------------------

     On June 29, 1998, a former employee and officer of Registrant filed suit for enforcement of the terms of an employment contract. Registrant believes, and asserted in its Answer and Counterclaim, that the former employee/officer did not earn the compensation sought, breached his employment agreement with Registrant, violated his fiduciary duty while acting as an officer for
Registrant, violated his duties of good faith and loyalty to Registrant, breached his obligation to avoid self-dealing to Registrant's detriment, disclosed confidential information, failed to return Registrant's property including trade secrets, created a competing corporation contrary to the non-compete provision of his employment agreement, interfered with Registrant's prospective business advantages, took actions to defame or disparage
Registrant's business, engaged in unfair competition with Registrant, and tortiously interfered with Registrant's business relations. Registrant is committed to vigorously pursue its defense against this employee/officer, as well as prosecute its claims against same. In addition, Registrant is contemplating bringing an action against other employees/officers who have combined with this former employee/officer in a competing corporation and in carrying out the tortious acts and competing activities mentioned above.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None

                                     PART II
                                     -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

     Since late 1994, Registrant has been publicly-traded under the symbol "MINE" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks.

     On June 22, 1998 the SEC issued a ten-day suspension of trading of Registrant's securities, until July 6, 1998, on the OTC Bulletin Board. At the end of that ten-day suspension, Registrant's securities again began trading on the "pink sheets," a less-sophisticated manual system for posting relevant market information. The "pink sheet" status of Registrant's securities has created a substantial problem with liquidity for shareholders and potential shareholders interested in trading Registrant's securities. Once Registrant is current on its filings of annual and quarterly reports, its securities can return to the OTC Bulletin Board upon the filing by a prospective market maker of a Form 211 pursuant to the Securities Exchange Act of 1934. There can be no assurance, however, that any market maker will file on behalf of the Registrant. Until a market maker so files, the liquidity of the market for Registrant's common stock will be impaired.

     Registrant is authorized to issue Eight Hundred Million (800,000,000) Common Shares, of which approximately 108,594,903 shares are outstanding as of October 20, 1998. In addition, Registrant is authorized to issue Ten Million (10,000,000) Preferred Shares. No shares of Preferred Stock have been issued. The following table shows the high and low bid of Registrant's Common Stock during the last two years and the current fiscal year.

         1996                           Low Bid               High Bid
         -------------------------------------------------------------

         First Quarter                  $.21875               $.75
         Second Quarter                 $.25                  $.96875
         Third Quarter                  $.0625                $.5625
         Fourth Quarter                 $.1875                $.59375

         1997                           Low Bid               High Bid
         -------------------------------------------------------------

         First Quarter                  $.21875               $.84375
         Second Quarter                 $.21875               $.71875
         Third Quarter                  $.1625                $.38
         Fourth Quarter                 $.10                  $.30

         1998                           Low Bid               High Bid
         -------------------------------------------------------------

         First Quarter                  $.05                  $.19
         Second Quarter                 $.075                 $.55
         Third Quarter                  $.1875                $1.75

     It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may result in significant price fluctuation.

     (b)  Holders

     As of September 30, 1998,  there were  approximately  631  shareholders  of record of Registrant's Common Stock. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise.

     (c)  Dividends

     Registrant has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At December 31, 1997, and subsequently, Registrant has had significant working capital shortages. In fact, since its inception through the present time, Registrant's current liabilities have exceeded current assets. This situation has created significant hardship for the Registrant in meeting its obligations to pay its bills currently, although at December 31, 1997, Registrant was able to pay or subsequently arrange for the payment of all salaries and Christmas bonuses for its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Registrant's working capital deficit is currently due to short-term loans made from affiliates and unrelated parties, and no substantial amount of current liabilities are due to suppliers or trade creditors.

     During the first half of 1997, Registrant had a working capital surplus as a result of loans obtained from an unaffiliated Texas bank which were guaranteed by an affiliate of Registrant or unaffiliated family members of that affiliate. Registrant acquired the first loan, a short-term bridge loan in the total amount of $240,000, in February 1997. Registrant then acquired a second, term loan in the total amount of $1,000,000 in May 1997. The term loan repaid the bridge loan and is currently due and payable June 1999. Both loans bear interest at 8.5% per annum and were collateralized by Mary Erickson, an officer and director of Registrant. Ms. Erickson personally guaranteed repayment of the amounts due and pledged 13,500,000 shares of Registrant's common stock owned by Golden Eagle Mineral Holdings, Inc. (a significant shareholder of Registrant as described below in Item 11, "Security Ownership of Certain Beneficial Owners and
Management"). These loans were further collateralized by assets owned and guarantees issued by Ms. Erickson's family members; these family members were not affiliates of Registrant at the time of these transactions. As a fee for consideration of the family members' guarantees of the $1 million loan, Registrant issued a total of 20,000,000 shares of Common Stock which was valued at $.10 per share.

     After expending the working capital provided by the bank loan to purchase equipment and for operations, and in order to obtain the liquidity necessary to continue Registrant's operations in late 1997, Registrant obtained $100,000 by the issuance of a 10% convertible debenture on October 23, 1997 to a foreign corporation. This debenture is convertible at the lesser of $.16 per share or 50% of the average closing bid price during the three-day period prior to the notice of conversion. These funds were used primarily for working capital and operating expenses. This debenture was subsequently converted to 3,062,821 shares of Registrant's common stock in October 1998.

     In 1998, Registrant issued a $250,000 convertible debenture to a foreign corporation at 8%, of which $125,000 was exercised. This debenture was convertible at 50% of the average closing bid price during the three-day period prior to the notice of conversion. These funds were used primarily for working capital and operating expenses. The $125,000 issued under this debenture was converted to 2,560,000 shares of Registrant's common stock in October 1998.

     Registrant's  majority-owned  subsidiary,  GEBM,  received  loans  totaling
$35,850 in cash from Registrant's president, Terry C. Turner, and $90,331 (in equipment rentals and cash) from GEBM's president, Rene Velasquez. The funds provided by these loans were used to maintain Registrant's ongoing operations in Bolivia. These loans bear interest at 24% per annum and are repayable upon demand. In 1998, Mr. Turner received substantial repayment of his debt and accrued interest through the conveyance of a vehicle owned by Registrant, valued at $27,575, and payment of $9,500 in cash. Mr. Velasquez has not indicated an intention to require repayment of his loan at the present time, although Registrant deems the debt due and payable.

     Registrant also used its common stock directly to raise capital and to satisfy some of its obligations. During 1997, Registrant issued a total of 10,126,350 shares to ten unaffiliated, accredited investors at a price of $.10 per share. The funds received from these investors were also used to satisfy Registrant's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet Registrant's goals under its agreement with the UCL. Also in 1997, Registrant satisfied some of its liquidity requirements by issuing shares of its common stock to purchase equipment and to pay non-U.S. persons for services rendered to Registrant. As noted above, Registrant also issued shares of common stock to certain affiliates and their unaffiliated family members as consideration for guaranteeing and collateralizing loans made to Registrant.

     Registrant's ability to use its capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although Registrant has exerted its best efforts to comply with all applicable regulations, there can be no assurances that it has been able to do so. To the extent there may be any non-compliance, Registrant may incur certain liabilities, although no such claims have, to Registrant's knowledge, been asserted to date.

     This situation has continued during 1998. Registrant has been required to seek financing from other sources, including affiliates and their family members, to allow it to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Registrant has been successful in obtaining funds to date, there can be no assurance that Registrant will be able to continue to be successful in doing so. Registrant's ability to finance its operations will, in the end, be dependent on Registrant's ability to generate cash flow from operations, of which there can be no assurance.

     To date, Registrant has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. During 1997 Registrant produced approximately 13,678 grams of gold, which it sold for approximately $126,000 (before payment of $25,000 in royalties). These funds were all used in the Bolivian operations. Although Registrant believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, Registrant has not developed a formal mining plan, and there can be no assurance that any revenues received will exceed the expenses incurred.

     Registrant has no significant capital commitments other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially.

     In addition, Registrant has offered to purchase the interests ("Certificados de Aporte" or "Certificates of Contribution") from each of UCL's 118 members. If the offer is accepted, and if certain conditions precedent are met, Registrant will pay each member approximately $10,000, including $3,000 cash and the balance in shares of Registrant's common stock. Among the conditions precedent that must be met before the offer can be completed is compliance with U.S. and Bolivian securities laws, as well as acceptance by the UCL members.

     In summary, therefore, Registrant believes that it does not have sufficient liquidity or capital resources to purchase the interests of the UCL members or to accomplish its other operational objectives. Registrant's current status makes it more difficult for Registrant to raise such funds on reasonable terms. Issues that Registrant believes would be of concern to prospective investors include (without limitation) the pending litigation filed by the Securities and Exchange Commission, the significant working capital shortage, the lack of proven mineral reserves or a mine plan, the difficulties associated with international operations, the concentration of Registrant's assets in a single prospect in Bolivia, the significant dependence on management, and the "cooperative risk factor" discussed above in Item 1, page 9.

     Results of Operations
     ---------------------

     Registrant's operations have resulted in significant losses and negative cash flow from operations during the past several years. Notwithstanding the limited amount of revenues generated from mining operations ($101,000 in post-royalty revenues in 1997), Registrant's general and administrative and other costs have vastly outstripped the resources generated by Registrant's operations. As described above in "Liquidity and Capital Resources," Registrant has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) to meet its working capital obligations and to finance Registrant's continuing operating losses. There can be no assurance that Registrant will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Registrant's result of operations during 1997 compared with 1996.

     Registrant incurred operating expenses totaling $2,524,710 in 1997, as compared to $1,982,768 in 1996, an increase of 27%. As a result of having limited revenues from operations, Registrant incurred operating losses of ($2,423,251) in 1997 and ($1,982,768) in 1996, an increase of 22%.

     Registrant accrued compensation and related payroll taxes of approximately $717,000 in 1997. (Registrant's president was paid salary of $48,592 and Registrant's secretary/treasurer was not paid salary in 1997; in 1998, neither Registrant's president nor the secretary/treasurer has been paid any compensation, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.) In addition, during 1997 Registrant paid consultants approximately $693,000 (including issuance of common stock valued at $400,000 to a Bolivian consulting engineering firm, $126,000 to an investor relations consultant, and $70,000 to two public relations firms). The combination of 1997 compensation and consulting fees of $1,410,000 compared to $1,422,000 in 1996, a decrease of 1%. Compensation costs are expected to increase in 1998 and beyond if Registrant is successful in expanding its operations.

     Registrant's costs and operating expenses for 1997 actually decreased as to general and administrative expenses, totaling $1,848,603, compared to $1,926,921 in 1996. However, exploration expenses in 1997 increased significantly, totaling $1,030,000 in 1997 (including $402,609 of 1997 costs written down in 1997)
compared to $520,000 in 1996 (including $470,853 of 1996 costs written down in 1997) as a result of increased exploration activities conducted on the property during 1997. In addition, depreciation increased in 1997 to $48,501, from $7,006 in 1996, representing an increase of 592%. This increase in depreciation is due principally to the acquisition of mining equipment.

     Legal expenses in 1997 decreased significantly as a result of Registrant's counsel in Bolivia joining the Company as its president and CEO in 1997. The expenses totaled $75,001 in 1997, as compared to $229,037 in 1996. Accounting and other professional expenses in 1997 were materially larger than in 1996 due to efforts required in bringing Registrant's accounting current. 1997 expenses for accounting and consulting engineering totaled $108,310, while 1996 accounting and other professional expenses were $34,373. Registrant expects that future legal, accounting and other professional expenses will increase in 1998. These increased costs are due to the SEC investigation of Registrant's activities, the Arizona litigation effort, negotiations with a former consultant regarding the settlement of issues surrounding consultant's contract, litigation with one of Registrant's former officers regarding issues surrounding employee's contract and this officer's tortious activities, and efforts to update the corporate records and SEC filings. In addition, these expenses will increase as a result of efforts to audit and confirm previous geological studies provided to Registrant and to further verify mineralization on the Cangalli deposit by Behre Dolbear & Company, Inc., internationally-recognized consultants to the mining industry.

     Capital expenditures for property and equipment increased significantly in 1997 to $822,192, as Registrant funded exploration costs and investment on the Bolivian mining prospect. By comparison, 1996 results show capital expenditures of $741,696. This reflects an increase in 1997 of 11%.

     Registrant incurred interest expenses in 1997 of $184,204, as opposed to 1996 interest of $79,141. The increased amount of loans led to this 133% increase. This increased interest cost will continue, and probably rise significantly, in 1998 because of increased borrowings necessary to maintain liquidity for operating purposes. During 1997, due to uncertainties regarding the recoverability of Registrant's investment in the Bolivian prospect, Registrant elected to write-down $873,462 of costs previously capitalized, including $470,853 which were incurred in 1996. As of December 31, 1997, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $813,529 for mining equipment.

     On September 18, 1996, the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures totaling $1 million. Closing of the agreement was on February 10, 1997. The debenture holder subsequently converted the debentures into 2,993,161 shares of common stock as provided for in the agreement. All voting rights associated with the stock issued were placed in a voting trust with the Company's board of directors as trustee. The Company has recorded the stock issued at $299,316 ($.10 per share), the estimated value of its stock at the date of the transaction.

     Registrant had a net loss for 1997 of ($5,963,554), compared to its net loss in 1996 of ($2,058,742). Registrant anticipates that the trend of net losses will continue in 1998, as it invests further in exploration on its Cangalli prospect and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Registrant has not experienced any impact from the effects of inflation during the last three operating periods, 1995, 1996, or 1997. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

     Y2K Issues
     ----------

     Registrant does not foresee any negative impacts as to its business as a result of Year 2000 issues, other than those which may generally affect the North and South American populations at large, such as banking disruptions, power failure, inconveniences due to governmental slowdowns, and other similar effects, if any. Registrant has attempted to analyze any potential, specific impacts, but cannot guarantee that its business activities will not be impacted. Generally, software available in South America is less likely to be Y2K compliant, but Registrant does not believe that a requirement to replace its existing hardware or software, if necessary, will materially affect Registrant.

Item 7. Financial Statements
        --------------------

     Please refer to pages F-1 through F-23.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

     There were no disagreements with Registrant's accountants on any matters of accounting principles, practices or financial statement disclosures during 1997 through the present.


                                    PART III


Item 9.  Directors and  Executive  Officers of Registrant  and  Compliance  with
         Section 16(a) of the Exchange Act.
         -----------------------------------------------------------------------

     The following table sets forth certain information concerning the directors and executive officers of Registrant (including its subsidiaries) as of December 31, 1997. These people continue to hold the stated positions as of October 20, 1998.



     Name                             Age     Position                  Term of Office
     ----                             ---     --------                  --------------

     Mary A. Erickson (1)             41      Secretary, Treasurer &
                                              Director                  11/8/94 to 7/4/96

                                              President & Director      7/4/96 to 2/14/97

                                              Secretary, Treasurer &
                                              Director                  2/14/97 to present

     Terry C. Turner (1)              45      President, Chairman &
                                              CEO                       2/14/97 to present

     Harlan M. (Mac) Delozier  III    54      Executive Vice President  3/1/97 to present

     Rene Velasquez                   54      President & Director,
                                              GEBM, EMB                 3/15/96 to present
     -----------

     (1) Director, Eagle Mining of Bolivia, Ltd. and Golden Eagle Bolivia Mining, S.A.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

     Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal. No director of Registrant is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

     Biographical Information
     ------------------------

     A brief summary of the business experience of each person who is currently an officer or director of Registrant, and such person's service with Registrant, is as follows:

     Terry C. Turner is President and a director of Registrant, appointed to such positions on February 14, 1997. Mr. Turner received a Bachelor of Arts in Political Science (1977) and a Bachelor of Arts in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. He is also a member of the Bolivian College of Lawyers (Bolivian Bar Association) and is the first American attorney admitted to practice law in Bolivia.

     From 1980-1983 Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989 Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991 he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in North and South America. From 1991 to 1993 Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia, a gold dredging company. From 1993 to 1995 he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997 Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to date, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company. During the entire period of 1983 through 1997 Mr. Turner has been affiliated with and "of counsel" to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From

January 1996 until his appointment with Registrant in February 1997, Mr. Turner was corporate counsel in Bolivia for Registrant and its subsidiaries, Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor which can be awarded by the state government in Bolivia.

     Mary A. Erickson is corporate Secretary, Treasurer, and a director of Registrant, having served in such capacities since November 1994. She served as President from July 4, 1996 to February 14, 1997. She is the sole shareholder of Golden Eagle Mineral Holdings, Inc., one of Registrant's principal shareholders. Prior to her association with Registrant, Ms. Erickson was an officer and director of Timberline Consultants, Inc., an investor relations consulting firm, from January 1991 until September 1, 1994. Ms. Erickson was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for her work in promoting investment in the Bolivian mining industry, and for her contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor which can be awarded by the state government in Bolivia.

     Harlan M. (Mac) Delozier III was appointed to the position of Executive Vice President for Bolivian Operations for Golden Eagle International, Inc. on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received Bachelor of Arts degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until his appointment with Golden Eagle in 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to date, Mr. Delozier has also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company. (Registrant's Board of Directors has received notice of, and approved of, Mr. Delozier's dual role. Additionally, Registrant's Board has received full disclosure as to any conflicts of interest which may develop from this relationship, and has instructed Mr. Delozier to disclose any conflicts which may arise in the future.)

     Rene Velasquez is President of Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. Mr. Velasquez graduated in 1979 from the Major University of St. Andrews in La Paz, Bolivia with a degree in Economics. He had previously served in the Bolivian Air Force between 1959 and 1963. He was a member of the Customs Police from 1964 to 1966. In 1967 he formed the mining company Minera Velasquez and began working in the Tipuani area from that time through 1995, either as Minera Velasquez, Bolintex S.R.L., or Burgoa/Velasquez Joint Venture. Mr. Velasquez was also head of collections for the Bolivian Internal Revenue Service from 1978-1979. He has been an economic advisor to the Mayor's Office of the City of La Paz (1992-1993), and economic advisor (1995) for Canac, a Canadian consulting firm attempting to capitalize ENFE, Bolivia's national railroad. From 1995 through his employment with GEBM he was General Manager of CORDEPAZ, the development corporation for the State of La Paz.

     Technical Advisory Board
     ------------------------

     In addition to relying on its management, in May, 1997 the Company's Board of Directors formed a Technical Advisory Board to assist the Company with the evaluation, exploration and operation of its current Bolivian gold prospect, and any future acquisitions. This Advisory Board will initially consist of three members with broad backgrounds and extensive experience with major mining companies. They are as follows:

     Max S. Staheli. Mr. Staheli received a B.A. in Finance and an MBA from the University of Utah. He has worked for KPMG Peat, Marwick & Co. in Honolulu, Hawaii in the late 60's, and nine years as a manager with Atlantic Richfield Co. (1973-82). Mr. Staheli spent the last 14 years with Barrick Gold Corporation, most recently as their Controller of South American Operations headquartered in Lima, Peru. Mr. Staheli developed and implemented administrative policies and procedures for Barrick's launch into South America. He also successfully built the corporate structure for Barrick's extensive exploration and development program, which included Bolivia. Mr. Staheli was instrumental in the rapid growth of Barrick Gold Corporation in the South Amercan market between 1994-96. Mr. Staheli was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor which can be awarded by the state government in Bolivia.

     Donald M. Hausen, Ph.D. Dr. Hausen received a B.S. in Geology from Idaho State College, an M.S. in Geology from the University of Oregon, and a Ph.D. in Geology from Columbia University in New York. He has served as the Chairman of the Process Mineralogy Commitee of the SME-AIME on several occasions. Dr. Hausen is a member of the Mineralogic Society of America; Society of Economic Geologists; CIM; Ore. Geol. Reviews (Editorial Advisory Board); and the International Congress of Applied Mineralogy. Dr. Hausen has worked for the U.S. Army Corps of Engineers, U.S. Bureau of Mines, Atomic Energy Commision, Union Carbide Nuclear Company, Newmont Exploration Limited (Chief Mineralogist, 1964-87), and Newmont Metallurgical Services (Chief Mineralogist, 1987-90). Dr. Hausen was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor which can be awarded by the state government in Bolivia.

     Ronald L Atwood, Ph.D. Dr. Atwood received a B.S. in Metallurgical Engineering, and a Ph.D. in Metallurgy from the University of Utah. He has published nine papers on various aspects of metallurgy. He holds numerous patents in the field of extractive metallurgy. Dr. Atwood has been a professor of metallurgy at Michigan Tech (1972-74) and the University of Idaho (1974-75). Dr. Atwood has served on the board of Newmont Exploration, as well as Chief Metallurgist for Foote Mineral (1975-82), Director of Research for Newmont Gold (1986-87) and Newmont Metallurgical Services (1987-89), all divisions of Newmont Mining. Dr. Atwood currently serves as Vice President of Bolivian Copper Chemical Company, S.A., in La Paz, Bolivia, which has recently entered into an agreement with an Australian resource company for the development of a large copper deposit in Bolivia. Dr. Atwood was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor which can be awarded by the state government in Bolivia.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Registrant's officers and directors, and persons who own more than 10% of a registered class of Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish Registrant with copies of all
Section 16(a) filings.

     Based solely on its review of the copies of the reports it received from persons required to file, Registrant believes that during the period from January 1, 1997 through 1998, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with, except as follows:

     Terry C. Turner became a director and executive officer of Registrant and (therefore) subject to the Section 16(a) filing requirements in February 1997. Mr. Turner filed his Form 3 in October, 1998.

     Golden Eagle Mineral Holdings, Inc. ("GEMH"), an affiliate of Mary A. Erickson, became subject to the Section 16(a) filing in November 1994. Ms. Erickson became subject to the filing requirements at the same time. Although they filed the initial Form 3 that was required and filed subsequent Forms 4, the subsequent forms were not complete, and certain transactions occurred that were not reported. In October 1998, GEMH and Ms. Erickson filed seven Forms 4 reporting events in November 1994, December 1994, May 1995, June 1995, October 1995, November 1996 (amending an earlier report), and December 1997.

     Rene Velasquez became a Section 16(a) reporting person in June 1996 when his position with Registrant's subsidiaries became equivalent to an executive officer of Registrant. It is expected that this Form 3 will be filed on or before November 10, 1998.

     Mac Delozier became a Section 16(a) reporting person in March 1997. He filed his Form 3 in October 1998.

     The Herbert M. Seydler, Jr. Trust became subject to the reporting requirements of Section 16(a) in June 1997 when it acquired, directly and indirectly, 12,500,000 shares of Registrant's common stock, constituting more than 10% of the outstanding stock at the time. He filed his Form 3 in November 1998.

     The Betty Jane Seydler Trust became subject to the reporting requirements of Section 16(a) in June 1997 when it acquired, directly and indirectly, 12,500,000 shares of Registrant's common stock, constituting more than 10% of the outstanding stock at the time. This Form 3 was filed in November 1998.

Item 10. Executive Compensation
         ----------------------

     Summary Compensation Table
     --------------------------

     The following table sets forth information regarding compensation paid to the chief executive officers of Golden Eagle International, Inc. for the year ended December 31, 1997. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them by the Registrant and any subsidiary.

                                Annual Compensation            Long Term Compensation
                             -------------------------    --------------------------------
                                                                  Awards            Payout
                                                          ------------------------  ------
                                                                        Securities
                                                                        Underlying               All
   Name and                                               Restricted    Options &    LTIP       Other
   Position          Year    Salary      Bonus   Other      Awards        SAR's     Payout   Compensation
-----------------------------------------------------------------------------------------------------------------

Terry C. Turner      1997   $48,592(A)     $0    $2,250       $0            $0        $0         $0
   Chairman,
   President &
   Chief Executive
   Officer

Mary A. Erickson     1996        $0(B)     $0        $0       $0            $0        $0         $0
   Chief Executive
   Officer 7-4-96    1997        $0        $0        $0       $0            $0        $0         $0
   through
   2-17-97;
   Secretary,
   Treasurer &
   Director

Rene Velasquez       1996        $0(C)     $0        $0    $400,000(D)      $0        $0         $0
   President of
   GEBM and          1997        $0        $0        $0    $200,000(E)      $0        $0         $0
   EMB

-----------

(A) Mr. Turner has accrued salary at the rate of $200,000 per year since February 17, 1997, although only $48,592 was paid in 1997 and no salary has been paid in 1998. This accrued but unpaid salary is a liability of the Registrant but bears no interest.
(B) Ms. Erickson has accrued salary at the rate of $50,400 per year through July 1, 1997 and $150,000 per year thereafter. No salary has been paid to Ms. Erickson since November 1994. This accrued but unpaid salary is a liability of the Registrant but bears no interest.
(C) Mr. Velasquez has accrued salary at the rate of $60,000 per year since March 15, 1996. No salary has been paid to Mr. Velasquez since that time. This accrued but unpaid salary is a liability of the Registrant but bears no interest.
(D) Registrant granted Mr. Velasquez 2,000,000 shares of restricted stock in October 1996 valued at $.20 per share.
(E) Registrant granted Mr. Velasquez 2,000,000 shares of restricted stock in May 1997 valued at $.10 per share.


     There are no plans to pay bonuses or deferred compensation to employees of the Company. However, its president and its secretary/treasurer have accrued salary for the year ending December 31, 1997, in an aggregate amount of $276,408, which sum will be paid to these individuals as Registrant is able. An additional $341,667 has been accrued through October 31, 1998, for a total cumulative unpaid salary of $717,489.

     Registrant has no plans which result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     Although Registrant had employment agreements with Ms. Erickson in the past, Registrant did not consider those agreements to be material. In any event, those agreements have been terminated by mutual consent. There are no employment agreements with Registrant's other employees.

     Registrant acquired a vehicle during the 1997 fiscal year for the use of Mr. Turner. Registrant conveyed that vehicle to Mr. Turner in January 1998 in partial satisfaction of a debt.

     Options/SAR Granted During Year Ended December 31, 1997
     -------------------------------------------------------

     During fiscal 1997, no stock options were granted by Registrant to any of its employees or officers. During the same period, no stock appreciation rights were granted to any person, and there were no outstanding options. During October 1998, Registrant granted Mr. Turner and Ms. Erickson options to acquire shares of Registrant's common stock in consideration of their continued efforts on behalf of Registrant, their willingness to defer their salary, and their financial assistance to Registrant, including loans they and their family members made to Registrant or guaranteed for the benefit of Registrant. These options are exercisable at $.16 per share, 100% of the closing price on October 20, 1998, the date the options were granted. Each of the options expires on November 1, 2001. The number of shares subject to the options are as follows:

    Terry C. Turner:     10,000,000 shares currently vested and 5,000,000 shares
                         which will vest and become exercisable if Mr. Turner is still employed by, or an officer or director of, the Registrant on November 1, 1999.

    Mary A. Erickson:    5,000,000 shares currently vested and 5,000,000  shares
                         which will vest and become exercisable if Ms. Erickson is still employed by, or an officer or director of, the Registrant on November 1, 1999.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
     --------------------------------------------------------------------------

     No executive officer exercised any options or stock appreciation rights during the 1997 fiscal year.

     Long Term Incentive Plan - Awards in Last Fiscal Year
     -----------------------------------------------------

     Registrant has no long-term incentive plans, and consequently made no such awards in fiscal year 1997.

     Defined Benefit or Actuarial Plan Disclosure
     --------------------------------------------

     As of December 31, 1997, the Registrant had not adopted a medical insurance, life insurance, or other benefit plan for its employees. The Registrant adopted a medical insurance plan for its employees in October 1998, which plan will become effective on November 1, 1998. Registrant currently has no stock ownership or other profit-sharing or pension plans, but may adopt such plans in the future. Registrant has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers.

     Compensation of Directors
     -------------------------

     There was no Director Compensation for the fiscal year 1997, except for compensation of Officers who are also Directors which is described in the Summary Compensation Table above. Members of Registrant's Technical Advisory Board accrued compensation in the amount of $12,000 in 1997 in connection with certain consulting services rendered by them.

     Except as described herein, no officer or director of the Registrant has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of the Registrant.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
     ---------------------------------------------------------------------------

     Registrant has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. Registrant has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

     Report on Repricing of Options/SARs
     -----------------------------------

     Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     At October 26, 1998, Registrant had only one class of outstanding voting securities, its common stock (referred to herein as the "Common Stock"). The following table sets forth information as of October 26, 1998 with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

     Name of                                     Shares owned           Percent
     beneficial owner                            beneficially (1)       of class
     ----------------                            ----------------       --------

     Mary A. Erickson                            19,441,467 (2)           17.1%
     4949 S. Syracuse St., Ste. 300
     Denver  CO  80237

     Terry C. Turner                             10,000,000 (3)            8.4%
     4949 S. Syracuse St., Ste. 300
     Denver  CO  80237

     Herbert M. Seydler, Jr. and Ravia Seydler   12,861,600 (4)           11.8%
     c/o Hirsch & Westheimer, P.C.
     700 Louisiana, 25th Floor
     Houston  TX  77002

     Betty Jane Seydler                          12,510,000 (5)           11.5%
     c/o Hirsch & Westheimer, P.C.
     700 Louisiana, 25th Floor
     Houston  TX  77002

     All officers and directors
     as a group (3 persons)                      33,441,467               27.1%

-----------------

(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.

(2) Includes 14,441,467 shares owned indirectly and beneficially by Ms. Erickson as sole shareholder of Golden Eagle Mineral Holdings, Inc., the record holder of the shares, of which 13,500,000 shares have been pledged to Frost National Bank as collateral on a revolving line of credit issued to Registrant, and 800,000 shares have been pledged as collateral to certain family members for amounts owed to those family members. Also includes 5,000,000 shares underlying stock options issued to Ms. Erickson, of which all are presently exercisable. Does not include options to acquire an additional 5,000,000 shares exercisable at $.16 per share, which vest on November 1, 1999.

(3) Comprises 10,000,000 shares underlying stock options issued to Mr. Turner, of which all are presently exercisable. Does not include options to acquire an additional 5,000,000 shares exercisable at $.16 per share, which vest on November 1, 1999.

(4) Includes 11,250,000 shares owned by The Herbert M. Seydler, Jr. Trust, 1,250,000 shares owned jointly by Herbert M. Seydler, Jr. and Ravia Seydler; 360,000 shares directly owned by Ravia Seydler; and 1,600 shares directly owned by Herbert M. Seydler, Jr.

(5) Includes 11,250,000 shares owned by The Betty Jane Seydler Trust; 1,250,000 shares owned directly by Betty Jane Seydler, which were erroneously issued in the name of The Betty Jane Seydler Trust; and 10,000 shares owned directly by Betty Jane Seydler.

     Registrant knows of no arrangement of the operation of which may, at a subsequent date, result in change in control of the Company, except the pledge by Golden Eagle Mineral Holdings, Inc. of 13,500,000 shares to Frost Bank described above in Note (2). This loan is not in default.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     Stock Issuances
     ---------------

     Golden Eagle Mineral Holdings, Inc. ("GEMH"), became a controlling shareholder of Registrant in November 1994 when it acquired 20,000,000 shares of Registrant's restricted common stock. GEMH paid Registrant a secured promissory note payable to Registrant in the amount of $25,000 at ten percent interest, due on demand. GEMH paid this note in full with all accrued interest in 1995. Since then, GEMH has transferred certain of these shares to repay certain of GEMH's financial obligations incurred as a result of GEMH's investment in Registrant.

     Herbert M. and Ravia Seydler (the "H. Seydlers") are Mary Erickson's parents; Betty Jane Seydler ("B. Seydler") is Ms. Erickson's aunt. Neither the
H. Seydlers nor B. Seydler control, are controlled by, or are under common control with Ms. Erickson. They each maintain separate households from Ms.
Erickson and her family. Until the H. Seydlers and B. Seydlers became significant shareholders of Registrant as a result of the April 1997 transaction described hereafter, neither was an affiliate of Registrant.

     During 1996, B. Seydler had advanced $450,000 to Registrant on an unsecured basis. As of January 1, 1997 Golden Eagle also owed approximately $314,000 to the H. Seydlers. In April 1997, Registrant agreed to issue 5,000,000 shares of its restricted common stock to H. Seydler, B. Seydler, and H. Seydler's trust in payment of accrued interest of $25,000 and for their renewal and extension of these loans for three years.

     Also in April 1997, Mr. Seydler's trust and a related trust established for the benefit of B. Seydler guaranteed the repayment of a $1,000,000 loan from Frost Bank of Houston, Texas, made to Registrant. The Registrant issued 10,000,000 shares of its restricted common stock to each of the H. Seydler Trust and the B. Seydler Trust for their guarantee of the obligation to Frost Bank. In the opinion of management, Frost Bank would not have made the loan to Registrant without the guarantees from the two trusts. Furthermore, Registrant was unable to repay the loans due to H. Seydler or his trust, or B. Seydler, at the time they agreed to extend the obligations. Consequently, the Board of Directors believes that its agreement with H. Seydler, B. Seydler, and their trusts were in the best interests of the Registrant and its shareholders, and were more favorable than the terms that could have been obtained from unrelated parties, if any terms for similar transactions could have been obtained. Based on its discussion with Frost Bank, among others, the Board of Directors doubts that any other party would have assisted the Registrant as did H. Seydler, B. Seydler, and their trusts. As a result of these transactions, however, H. Seydler, B. Seydler, and their trusts have become affiliates of the registrant because of their stock ownership.

     Loans to Registrant from Affiliates
     -----------------------------------

     As described elsewhere in this Annual Report, Registrant has suffered chronic working capital shortages. To provide short-term relief to Registrant, Ms. Erickson (Registrant's Secretary/Treasurer) and certain of her family members have advanced funds to Registrant. In addition, Ms. Erickson and certain of her family members have guaranteed certain of Registrant's obligations, as outlined below. In each case, loans from Ms. Erickson accrued interest at 8% per annum, while loans from her family members accrued interest at 10.5% and 12%. Each of the loans are unsecured loans due January 1, 2000; however, due to the related party nature of these transactions, Registrant has classified them as current liabilities. In Registrant's opinion, the loans are significantly more favorable to Registrant than could have been obtained from any other source; in fact, given Registrant's financial condition and lack of profitable operations or assets within the United States, it is unlikely that any unaffiliated person would have advanced funds to Registrant on any terms or conditions.

     In addition, as described elsewhere in this Annual Report, Mr. Velasquez (president of Registrant's subsidiaries in Bolivia) and Mr. Turner (Registrant's president) have advanced funds to Registrant for operations in Bolivia.

                                                                    Balance
                                                Amount          Outstanding
     Date           Affiliated Lender      (Repayment) 1        at Year End
     ----------------------------------------------------------------------

     1994           Mary A. Erickson           $44,107              $44,107

     1995           Mary A. Erickson          $265,163

     1995           Mary A. Erickson          (185,719)          2 $123,551

     1995           Family members 3           $32,683

     1995           Family members 3           ($8,092)             $24,591

     1996           Mary A. Erickson           $84,500

     1996           Mary A. Erickson          $169,417 4

     1996           Mary A. Erickson         ($116,500)            $268,975 5

     1996           Family members 3          $645,658             $724,068 5

     1996           Rene Velasquez             $41,900              $41,900

     1997           Family members 3          $239,687
                                             ($165,000) 6          $832,509 5

                    Rene Velasquez             $48,431              $90,331

                    Terry Turner               $35,850              $35,850

     1998           Family members 3          $159,179
                                              ($47,000)            $944,583

1    Registrant made all the described repayments in cash except as follows:

2 Including $25,000 canceled in repayment of a promissory note payable to Registrant in connection with the issuance of shares to Golden Eagle Mineral Holdings, discussed above.

3 It should be noted that, although these persons are related to Ms. Erickson, these persons are not affiliated with Ms. Erickson or Registrant inasmuch as they are adults, not living with Ms. Erickson, and not controlling, controlled by, or under common control with, Ms. Erickson.

4 Unreimbursed expenses incurred for the benefit of Registrant and unpaid salary.

5    Including accrued interest.

6    Excluding $25,000 in abated interest.

     On February 11, 1997, Frost National Bank loaned Registrant $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. In April 1997, the same bank loaned Registrant $1 million pursuant to a revolving line of credit agreement (which has now been extended to June 1, 1999). The loan bears interest at the prime rate (8.25% as of September 30,
1998). In addition, the loan is personally guaranteed by Ms. Erickson and GEMH, including a pledge of 13,500,000 shares of Registrant restricted common stock owned by GEMH, as described above. The loan is further secured by certain assets of Ms. Erickson's unaffiliated family members and all of Registrant's assets. As a fee for consideration of the family members' guarantees of the $1 million loan, Registrant issued a total of 20,000,000 shares of Common Stock which was valued at $.10 per share. The proceeds from the $1 million loan were used to retire the earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with Registrant's 1997 operations on the Cangalli properties. As of September 30, 1998, there were no funds available under the line of credit.

     Four notes payable totaling $450,000 at 10.5% interest were issued from January through July 1996 to a relative of Mary Erickson, an officer. Said notes have been extended to January 1, 2000, are unsecured and personally guaranteed by the officer and her husband.

     Formation of Bolivian Subsidiaries
     ----------------------------------

     Registrant formed Golden Eagle Bolivia Mining, S.A., ("GEBM") in January 1996 to conduct its operations in Bolivia. Registrant initially owned 74% of GEBM and later acquired an additional 19% from its Bolivian partners, for a total of 93%. Registrant formed a second subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to own the contract for mining rights and, eventually, to operate the property. Registrant owns 84% of EMB; an affiliate of Registrant, Mary A. Erickson, owns 3%; and Rene Velasquez (a Bolivian national who is the president and CEO of Registrant's subsidiaries) owns 13%. Mr. Velasquez' 13% ownership in EMB resulted from the initial agreement between Registrant and Mr. Velasquez, which resulted in Registrant's introduction to the United Cangalli Cooperative and the original business opportunity. Ms. Erickson's 3% ownership was taken in partial consideration for the loans and advances made to Registrant by Ms. Erickson and her family. EMB's initial constitution, the equivalent of its Articles of Incorporation, provided that Registrant will act as the funding shareholder, providing any necessary operating or development capital to EMB as a "capital contribution" and not as a loan. The other EMB shareholders are not liable for their share of any capital contributions; all EMB shareholders share profits in accordance with their interests. Neither Mr. Velasquez nor Ms. Erickson, or any other officer of Registrant, own any interest in Registrant's other subsidiary, GEBM.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a)  Financial Statements

          The following documents are filed as part of this report:         Page
                                                                            ----

            Reports of Independent Public Accountants                  F-2 & F-3

            Consolidated Balance Sheet as of December 31, 1997               F-4

            Consolidated  Statement  of  Operations  for the  years
                 ended December 31, 1997 and 1996 and from July 21,
                 1988 (inception) through December 31, 1997                  F-5

            Consolidated  Statement  of Cash  Flows  for the  years
                 ended December 31, 1997 and 1996 and from July 21,
                 1988 (inception) through December 31, 1997                  F-6

            Consolidated   Statement   of   Stockholders'    Equity
                 (Deficit)  for the years ended  December  31, 1997
                 and  1996  and  from  July  21,  1988  (inception)
                 through December 31, 1997                           F-7 and F-8

            Notes to Consolidated Financial Statements          F-9 through F-23

     (b)  Exhibits

          The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

          3.1  Articles of Incorporation as amended *
          3.2  Bylaws *
         10.1  Mineral   Concession   with  the  United   Cangalli  Gold  Mining
               Cooperative, Ltd. ^
         22.1  Subsidiaries
                    Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia

          *    Incorporated  by  reference  from the  Registrant's  registration statement on Form 10-SB which became effective June 17, 1994.
          ^    Incorporated by reference from Registrant's Form 8-K reporting an event of December 19, 1996.

     (c)  Reports on Form 8-K:

          The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997, and subsequently:


          October 30, 1997 reporting an event under Item 5 of Form 8-K. December 30, 1997 reporting an event under Item 5 of Form 8-K. July 7, 1998, reporting an event under Item 5 of Form 8-K
          July 24, 1998, reporting an event under Item 5 of Form 8-K September 25, 1998, reporting an event under Item 5 of Form 8-K October 8, 1998, reporting an event under Item 5 of Form 8-K

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN EAGLE INTERNATIONAL, INC.


     October 31, 1998                   /s/ Terry C. Turner
                                        ----------------------------------------
                                        President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        GOLDEN EAGLE INTERNATIONAL, INC.


     October 31, 1998                   /s/ Terry C. Turner
                                        ----------------------------------------
                                        Director and Principal Executive Officer

     October 31, 1998                   /s/ Mary A. Erickson
                                        ----------------------------------------
                                        Director, Principal Financial Officer
                                        and Principal Accounting Officer

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Financial  Statements
Table of Contents
--------------------------------------------------------------------------------

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

Financial Statements

         Consolidated Balance Sheet                                    F-4

         Consolidated Statement of Operations                          F-5

         Consolidated Statement of Cash Flows                          F-6

         Consolidated Statement of Changes in
                 Stockholders' Equity (Deficit)                F-7 and F-8


         Notes to Consolidated Financial Statements                    F-9

                                                         Oatley Bystrom & Hansen
                                             A Professional Corporation of CPA's
                                              6061 South Willow Drive, Suite 230
                                               Greenwood Village, Colorado 80111
                                             (303) 770-8383 C Fax (303) 721-6925

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

October 20, 1998

To the Board of Directors
Golden Eagle International, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (a development stage company) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 1997 and 1996, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., a 93% owned subsidiary, which statements reflect total assets and revenues constituing 84% and 100%, respectively, of the related 1997 consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A. as of December 31, 1997 and for the years ended December 31, 1997 and 1996, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1997 is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 1997 and has incurred substantial losses since its inception. The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management, operations in isolated regions of Bolivia, and the concentration of efforts on a single undeveloped prospect. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

BERTHIN AMENGUAL Y ASOCIADOS

                        1.1 INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
La Paz, Bolivia


We have audited the balance sheet of Golden Eagle Bolivia Mining S.A. (the "Company", - in the development stage) as of December 31, 1997, and the related statements of operations and cash flows for the year ended on December 31, 1997, and the statement of cash flows from January 23, 1996 (inception of the Company) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A. at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, and its cash flows from January 23, 1996 (inception of the Company) to December 31, 1996 in conformity with generally accepted accounting principles.

The financial statements referred to above assume the Company will continue as a "going concern" which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At present the Company's operations has not achieved significant levels of production and substantial additional financing is required in order to attain commercial levels. Unless the Company obtains significant additional financing, there is substantial doubt about whether the Company can continue as a "going concern". The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                       BERTHIN AMENGUAL Y ASOCIADOS

                                       /s/ Hugo Berthin Amengual (Partner)
                                       -----------------------------------------
                                       Lic. Hugo Berthin Amengual
                                       MAT. PROF. No. CAUB 0482
                                       RUC 2190931

La Paz - Bolivia
June 17, 1998


-----------------------------------------------------------------------------------
 Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Balance Sheet
-----------------------------------------------------------------------------------
                                                                       December 31,
                                                                           1997
-----------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS
    Cash                                                               $    72,157
    Prepaid expense and other costs                                          5,658
    Income tax refund receivable                                             8,946
-----------------------------------------------------------------------------------
        Total current assets                                                86,761
-----------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

    Mining equipment                                                       813,529
    Acquisition cost of mining prospect                                    100,000
    Vehicles                                                                94,796
    Office equipment                                                        45,933
-----------------------------------------------------------------------------------
                                                                         1,054,258
    Less accumulated depreciation                                          (70,389)
-----------------------------------------------------------------------------------
                                                                           983,869
-----------------------------------------------------------------------------------

OTHER ASSETS
    Advance royalties                                                       71,914
    Deposits                                                                38,775
-----------------------------------------------------------------------------------
                                                                          110,689
-----------------------------------------------------------------------------------

                                                                       $ 1,181,319
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Loans from related parties                                         $   946,819
    Convertible debentures                                                 268,500
    Other note payable                                                       7,276
    Accounts payable                                                       191,635
    Payable to related parties                                             128,361
    Accrued compensation and taxes                                         533,085
    Accrued interest payable                                               101,944
    Other accrued liabilities                                               41,996
-----------------------------------------------------------------------------------
        Total current liabilities                                        2,219,616
-----------------------------------------------------------------------------------

BANK LOAN PAYABLE                                                        1,000,000
-----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.01 per share;
        shares authorized 10,000,000; none issued                             --
    Common stock, par value $.0001 per share; authorized
        800,000,000 shares; issued and outstanding 95,359,112 shares         9,534
    Additional paid-in capital                                           7,065,734
    Deficit accumulated during the development stage                    (9,113,565)
-----------------------------------------------------------------------------------
        Total stockholders' (deficit)                                   (2,038,297)
-----------------------------------------------------------------------------------
                                                                       $ 1,181,319
===================================================================================


                                      F-4

See accompanying notes.

----------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Operations
----------------------------------------------------------------------------------------------------

                                                                                       July 21, 1988
                                                                Year Ended              (Inception)
                                                               December 31,               Through
                                                       ---------------------------       December
                                                             1997          1996          31, 1997
----------------------------------------------------------------------------------------------------

REVENUES                                               $    101,459    $       --      $    101,459


COSTS AND OPERATING EXPENSES

   General and administrative                             1,848,603       1,926,921       4,864,787
   Exploration                                              627,606          48,841         676,447
   Depreciation                                              48,501           7,006          59,126
---------------------------------------------------------------------------------------------------

      Total costs and operating expenses                  2,524,710       1,982,768       5,600,360
---------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                         (2,423,251)     (1,982,768)     (5,498,901)
---------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

   Loan financing costs, net                             (2,475,000)           --        (2,475,000)
   Write-down of mining prospect                           (873,462)           --          (873,462)
   Interest expense                                        (184,204)        (79,141)       (291,129)
   Interest income                                              193            --            13,646
   Gain on marketable securities                               --            19,167         124,336
   Commissions                                                 --              --             6,708
   Write off advances to Mineral Mountain Mining Co.           --              --           (78,000)
   Write off loan to investment advisor                        --              --           (15,000)
   Loss on sale of equipment                                   --           (16,000)        (17,314)
   Other income                                              12,460            --            16,141
   Other expenses                                           (20,290)           --           (20,290)
---------------------------------------------------------------------------------------------------

      Total other income (loss)                          (3,540,303)        (75,974)     (3,609,364)
---------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $ (5,963,554)   $ (2,058,742)   $ (9,108,265)
===================================================================================================

EARNINGS (LOSS) PER SHARE                              $       (.08)   $       (.05)   $       (.83)
===================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                      76,564,776      44,130,185      10,964,608
===================================================================================================


See accompanying notes

                                                F-5


--------------------------------------------------------------------------------
Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------------

                                                                                                             July 21, 1988
                                                                                       Year Ended             (Inception)
                                                                                       December 31,             Through
                                                                               --------------------------      December
                                                                                   1997           1996         31, 1997
                                                                               -------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                     $(5,963,554)   $(2,058,742)   $(9,108,265)
         Adjustments to reconcile net income (loss)
                  to net cash provided by operating activities:
                    Stock issued for loan pledges and renewals                   2,500,000           --        2,500,000
                    Stock issued and issuable for services                         816,000      1,230,842      2,221,919
                    Write-down of mining prospect                                  873,462           --          873,462
                    Depreciation expense                                            48,501          7,006         59,126
                    Stock issued for conversion of accrued interest                 27,271           --           27,271
                    Loss on retirement of equipment and other                        4,163           --            5,477
                    Loss (gain) from investments                                      --          (19,167)      (114,670)
                    Write off advances to Mineral Mountain Mining Co.                 --             --           78,000
                    Write off loan to investment advisor                              --             --           15,000
                    Fair value of officer salary expensed                             --             --           20,000
                  Changes in operating assets and liabilities:
                    Prepaid expense and other costs                                 25,239        (21,231)        (5,658)
                    Income tax refund receivable                                      --           (8,946)        (8,946)
                    Payables and accrued liabilities                               481,874        258,440        997,021
------------------------------------------------------------------------------------------------------------------------

         Net cash flows (used for) operating activities                         (1,187,044)      (611,798)    (2,440,263)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in property and equipment                                     (822,192)      (741,696)    (1,602,432)
         Advance royalties                                                         (71,914)          --          (71,914)
         Deposits                                                                  (35,500)        (2,100)       (40,275)
         Proceeds from investment sales                                               --           29,589        184,380
         Advances to Mineral Mountain Mining Co.                                      --             --          (78,000)
         Loan to investment advisor                                                   --             --          (15,000)
         Purchase of investment securities                                            --             --          (59,478)
         Purchase of subsidiary (net of cash acquired)                                --             --           (2,700)
------------------------------------------------------------------------------------------------------------------------

         Net cash flows (used for) investing activities                           (929,606)      (714,207)    (1,685,419)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from bank loan                                                 1,000,000           --        1,000,000
         Loans from related parties                                                221,329        812,023      1,431,209
         Repayment on loans from related parties                                   (98,174)      (116,500)      (431,376)
         Proceeds from other notes payable                                            --           29,136        139,558
         Repayments of other notes payable                                         (58,724)       (10,422)       (69,146)
         Proceeds from convertible debentures                                      100,000        188,500        288,500
         Common stock issued and issuable                                        1,012,635        402,030      1,902,158
         Stock issuance costs                                                         --             --          (63,064)
------------------------------------------------------------------------------------------------------------------------

         Net cash flows from financing activities                                2,177,066      1,304,767      4,197,839
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                     60,416        (21,238)        72,157

CASH - BEGINNING OF PERIOD                                                          11,741         32,979           --
------------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                           $    72,157    $    11,741    $    72,157
========================================================================================================================



                                                     F-6




Golden Eagle International, Inc.
(A Development Stage Company)
 Consolidated Statement of Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------------------------------
                                                                                             Common
                                                                    Common Stock             Stock
                                                              -------------------------     Issuable
                                                                Shares         Amount
-------------------------------------------------------------------------------------------------------

Inception July 21, 1988                                             --      $      --     $      --



Issuance of common stock:

   June 1, 1989 for cash at $.00006 per share                  1,666,665            167          --
   June 30, 1990 for cash at $.03 per share                      300,000             30          --
   July 3, 1990 for cash at $.003 per share                      366,665             37          --
   50,000 to 1 stock split                                          --             --            --
   January and March 1991 for cash at
      $.30074 per share from stock offering                      268,335             27          --
November 1, 1993 - deficit of acquired subsidiary                   --             --            --
Acquisition of subsidiary                                           --             --            --
Fair value of officer salary                                        --             --            --
November 7, 1994, convert debt to equity
   at $.003 per share                                          2,640,830            264          --
November 8, 1994, $.00125 per share:
   Note receivable from affiliate                             20,000,000          2,000          --
   Legal services                                                375,000             37          --
Issued for cash in June and August 1995 ($.01 to
   $.05 per share), less $41,644 issuance costs               10,052,250          1,005          --
Issued for services in 1995 ($.07 per share)                   2,009,000            201          --
Convert notes payable in 1995 ($.15625 per share)                800,000             80          --
Payment of note by affiliate                                        --             --            --
Issuable for cash in 1995 ($.125 to $.282 per share),
   417,500 shares                                                   --             --          80,000
Issuable in 1995 for services and additional consideration
   for loan ($.07 per share), 328,333 shares                        --             --          22,983
Other                                                                (70)          --            --
Net loss for the periods                                            --             --            --
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                  38,478,675          3,848       102,983

   Collection of receivable January 9, 1996                         --             --            --
   Shares previously subscribed issued                           568,333             57       (52,983)
   Issued for cash ($.05 to $.25 per share)                       21,150              2          --
   Issuable for cash ($.10 to $.20 per share),
            2,207,000 shares                                        --             --         396,500
   Issued for services ($.07 to $.30 per share)                5,448,985            545          --
   Net loss for the year                                            --             --            --
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                  44,517,143          4,452       446,500

   Shares previously subscribed issued                         2,407,000            238      (446,500)
   Issued for cash ($.10 per share)                           10,126,350          1,013          --
   Issued to related parties for loan guarantees
            and renewals ($.10 per share)                     25,000,000          2,500          --
   Issued for services ($.03 to $.17 per share)                9,276,398            928          --
   Issued for equipment ($.10 per share)                       2,993,161            299          --
   Issued for conversion of debenture and
            note payable ($.09 and $.26 per share)               689,060             69          --
   Issued for vehicle ($.10 per share)                           350,000             35          --
   Net loss for the year                                            --             --            --
------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                  95,359,112    $     9,534   $      --
======================================================================================================





Golden Eagle International, Inc.
(A Development Stage Company)
 Consolidated Statement of Stockholders' Equity (Deficit)
Continued
--------------------------------------------------------------------------------------------------------------------
                                                           Additional
                                                            Paid-in       Stockholder    Accumulated
                                                            Capital        Recivable       Deficit        Total
--------------------------------------------------------------------------------------------------------------------



Inception July 21, 1988                                    $      --      $      --      $      --      $      --



Issuance of common stock:

   June 1, 1989 for cash at $.00006 per share                        (67)          --             --              100
   June 30, 1990 for cash at $.03 per share                        8,970           --             --            9,000
   July 3, 1990 for cash at $.003 per share                        1,063           --             --            1,100
   50,000 to 1 stock split                                         4,900           --             --            4,900
   January and March 1991 for cash at
      $.30074 per share from stock offering                       59,253           --             --           59,280
November 1, 1993 - deficit of acquired subsidiary                   --             --           (5,300)        (5,300)
Acquisition of subsidiary                                          2,600           --             --            2,600
Fair value of officer salary                                      20,000           --             --           20,000
November 7, 1994, convert debt to equity
   at $.003 per share                                              7,659           --             --            7,923
November 8, 1994, $.00125 per share:
   Note receivable from affiliate                                 23,000        (25,000)          --             --
   Legal services                                                    432           --             --              469
Issued for cash in June and August 1995 ($.01 to
   $.05 per share), less $41,644 issuance costs                  164,044           --             --          165,049
Issued for services in 1995 ($.07 per share)                     148,799           --             --          149,000
Convert notes payable in 1995 ($.15625 per share)                124,920        (20,000)          --          105,000
Payment of note by affiliate                                        --           25,000           --           25,000
Issuable for cash in 1995 ($.125 to $.282 per share),
   417,500 shares                                                   --             --             --           80,000
Issuable in 1995 for services and additional consideration
   for loan ($.07 per share), 328,333 shares                        --             --             --           22,983
Other                                                              2,625           --             --            2,625
Net loss for the periods                                            --             --       (1,085,969)    (1,085,969)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                     568,198        (20,000)    (1,091,269)      (436,240)

   Collection of receivable January 9, 1996                         --           20,000           --           20,000
   Shares previously subscribed issued                            52,926           --             --             --
   Issued for cash ($.05 to $.25 per share)                        5,528           --             --            5,530
   Issuable for cash ($.10 to $.20 per share),
            2,207,000 shares                                        --             --             --          396,500
   Issued for services ($.07 to $.30 per share)                1,230,297           --             --        1,230,842
   Net loss for the year                                            --             --       (2,058,742)    (2,058,742)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                   1,856,949           --       (3,150,011)      (842,110)

   Shares previously subscribed issued                           446,262           --             --             --
   Issued for cash ($.10 per share)                            1,011,622           --             --        1,012,635
   Issued to related parties for loan guarantees
            and renewals ($.10 per share)                      2,497,500           --             --        2,500,000
   Issued for services ($.03 to $.17 per share)                  815,072           --             --          816,000
   Issued for equipment ($.10 per share)                         299,017           --             --          299,316
   Issued for conversion of debenture and
            note payable ($.09 and $.26 per share)               104,347           --             --          104,416
   Issued for vehicle ($.10 per share)                            34,965           --             --           35,000
   Net loss for the year                                            --             --       (5,963,554)    (5,963,554)
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                 $ 7,065,734    $      --      $(9,113,565)   $(2,038,297)
=====================================================================================================================



See accompanying notes

                                                       F-8

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



Note A - Organization and Business

Organization and Nature of Business
-----------------------------------

Golden Eagle International, Inc. (a development stage company, the "Company,") was incorporated in Colorado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition. Presently, substantially all of the Company's operations and business interests are focused on a prospect in the Tipuani River area of the Republic of Bolivia, South America.

Organization of Subsidiaries and Bolivian Mining Activities
-----------------------------------------------------------

In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM; two Bolivian citizens own the remaining seven percent. In October 1996, a sister subsidiary was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; a Bolivian citizen owns 13%, and an officer (and former president) owns the remaining three percent. As a shareholder in GEBM, the Company has elected to dissolve GEBM and cease all operations in its name. All continuing operations by the Company in Bolivia will be carried out by EMB.

January 25, 1996, GEBM entered into an agreement with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions owned by UCL. That agreement, while binding according to GEBM's Bolivian counsel, was never "protocolized" (recorded by the Bolivian Notary of Mines). A new agreement was completed between EMB and UCL and was protocolized November 11, 1996.

The mining agreement with UCL provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. In addition, the Company is obligated to pay UCL $200,000: $100,000 as prospect acquisition rights and $100,000 for advance royalties. In 1997, the $100,000 for acquisition rights and $71,914 for advance royalties were paid. Subsequent to December 31, 1997, the balance due for the advance royalties was paid.

During 1997, due to uncertainties about the presence of Bolivian mineral reserves, the Company elected to write-down $873,462 of prospect exploration and development costs previously capitalized, including $470,853 incurred in 1996. As of December 31, 1997, capitalized costs related to the prospect are principally $100,000 of acquisition rights paid to UCL and $813,528 of mining equipment.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Going Concern Considerations
----------------------------

The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
Company had significant working capital and stockholders' deficits as of December 31, 1997 and has incurred substantial losses since its inception. The Company presently has no substantial product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management in open-pit and high-volume mining, operations in isolated regions of Bolivia, and the concentration of efforts on a single undeveloped prospect. Unless the Company successfully obtains suitable significant additional financing arrangements there is substantial doubt about the Company's ability to continue as a going concern.

Management's plans to address these matters include private placements of stock, obtaining short-term loans, seeking suitable joint venture relationships, and putting the prospect being developed into production.

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

Use of Estimates
----------------

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, useful lives for depreciation, depletion and amortization, and valuation of deferred taxes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Foreign Currency
----------------

The Company's functional currency and its foreign activities are conducted primarily in U.S. dollars.

Revenue Recognition
-------------------

Mineral sales, to date related to limited amounts of gold produced through exploratory and development work, are recognized when produced, net of related production royalties.

Property, Equipment and Mineral Development
-------------------------------------------

Property and equipment are recorded at cost. Costs associated with the acquisition and development of mining prospects are capitalized on a country-by country basis, subject to a limitation so as not to exceed the present value of future net revenues from estimated production. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized.


Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

                    Mining equipment              7-8  years
                    Vehicles                        5  years
                    Office equipment             4-10  years

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs are amortized using a unit-of production basis over the estimated life of the ore body. On-going development expenditures to maintain production are charged to operations as incurred.

Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Income Taxes
------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes,' which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note D).

Statement  of  Cash  Flows  Information  and  Supplemental   Non-Cash  Financing
Activities
--------------------------------------------------------------------------------

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 1997 and 1996, the Company paid interest of $156,826 and $13,258, respectively. Non-cash investing and financing transactions during the periods consists of the following:


1997                                                                          Shares        Amount
----                                                                          ------        ------
Common stock issued to related parties for loan guaranties and renewals     25,000,000   $ 2,500,000
Common stock issued to employees and others for services                     9,276,398       816,000
Common stock issued to individual for mining equipment                       2,993,161       299,316
Common stock issued upon conversion of note payable, accrued interest
    and convertible debentures                                                 689,060       104,416
Common stock issued to individual for vehicle                                  350,000        35,000
                                                                           -----------   -----------
                                                                            38,308,619   $ 3,754,732
                                                                           ===========   ===========
1996
----
Common stock issued to employees and others for services                     5,448,985   $ 1,230,842
                                                                           ===========   ===========

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Concentrations
--------------

Concentrations include: reliance on a single area mining prospect in an isolated region of a foreign country; limited financial capacity of related parties and/or others to continue funding operations; and, reliance on the future stability, capacity and cooperation of UCL. UCL controls locally available prospect site labor, services, supplies and infrastructure support. If the Company is successful in commencing sustained commercial levels of production in Bolivia, it will need significant quantities of mining equipment and supplies that are presently in short supply or unavailable. Also, high import tariffs may make equipment either very expensive or of restricted availability; and transportation of heavy equipment in the region poses practical difficulties and is weather dependent.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note C - Long-term Debt and Notes Payable

Bank note  payable  at the prime  interest  rate (8 1/4 % at
     December 31, 1997) dated January 31, 1997. Interest due
     quarterly  beginning  July 1, 1997,  until June 1, 1998
     when principal and unpaid  interest is due.  Secured by
     substantially  all  assets  of the  Company,  pledge of
     certain  assets of  relatives of an officer (and former
     president)  until  January 31,  2002,  and 13.5 million
     shares of Company  stock of the  officer.  June 1, 1998
     the due date was extended to June 1, 1999 with interest
     payments  required  monthly  beginning  July  1,  1998.         $1,000,000

6%   Convertible  debentures  issued  in 1996  to a  foreign
     corporation,  due  September 15, 1997,  convertible  to
     common  stock at the lesser of 80% of the  closing  bid
     price the day prior to  notice or $.30 per  share.  The
     conversion rate was subsequently  reduced to 50% of the
     closing bid price, and a total of 2,773,447 shares were
     issued in 1998 upon  conversion of the debentures  plus
     accrued interest of $3,932.                                        168,500

10%  Convertible  debenture  issued  October  23,  1997 to a foreign corporation, due March 24, 1998, convertible to
     common  stock  at the  lesser  of  50%  of the  average
     closing  bid price for  three  days  prior to notice or
     $.16 per share.  February  19, 1998,  3,062,821  shares
     were  issued  upon  conversion  of  the  debenture  and
     accrued interest of $3,370.                                        100,000

Other, 6% note payable, unsecured, due October 31, 1998.                  7,276

Borrowings from Related Parties:
--------------------------------

10.5%notes  payable  issued  in  1996  to a  relative  of an officer,  unsecured,  due  January 1, 2000,  personally
     guaranteed  by the officer and her husband.  Classified
     as  current  liability  due to  related  party  nature.            450,000

12%  notes   payable   issued  from  November  1996  through
     December  1997 to relatives  of an officer,  unsecured,
     due January 1, 2000.  Classified  as current  liability
     due to related party nature.                                       314,389

24%  advances from officers of a subsidiary,  unsecured, due
     on demand.                                                          90,330

8%   loans  issued  in 1996 by an  officer,  unsecured,  due
     January 1, 2000. Classified as current liability due to
     related party nature.                                               55,250

24%  advances from the Company's president,  unsecured,  due
     on demand.                                                          35,850

Other                                                                     1,000
                                                                      ---------

                                                                      2,222,595

Less current maturities                                              (1,222,595)
                                                                     ----------

Long-term maturities                                                 $1,000,000
                                                                     ==========

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note D - Income Taxes

As of December 31, 1997, the Company had net operating loss carryforwards totaling approximately $9 million that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 2005 through 2012. Furthermore, use of the loss carryforwards are limited by certain changes in the Company's ownership. The primary temporary difference between reported book and tax income is the recognition of stock as compensation for book purposes.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $1,350,000 of the loss carryforward has been offset by a valuation allowance of the same amount, an increase of $889,000 in 1997.

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

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


November 8, 1994, the Company issued 20 million common restricted shares to a corporation solely owned by a former president of the Company. Consideration for the common shares (valued at $.00125) was a $25,000 promissory note, secured by equipment, at ten percent interest, due on demand. The note receivable was satisfied in 1995 as a result of application of 1995 advances from the former president in excess of the outstanding balance.

Also on November 8, 1994, 375,000 common restricted shares valued at $.00125 per share were issued to an attorney for services.

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

In August and September 1995, a total of 800,000 shares of common stock were issued a corporate investor for $125,000 ($.15625 per share), consisting of conversion of $105,000 of short-term loans made the Company from August through October 1995, and a $20,000 receivable which was subsequently paid January 9, 1996.

During February and March 1996, the Company issued a total of 21,150 shares of common stock to two individuals (non-affiliates) for a total of $5,530 ($.25 and $.46 per share).

During 1996, a total of 5,448,985 shares of common stock was issued to employees and others for services with an estimated total value of $1,230,842 (316,667 shares at $.07; 900,000 shares at $.15625 per share; 2,017,318 shares at approximately $.20 per share; and, 2,215,000 shares at $.30 per share).

During 1997, a total of 10,126,350 shares of common stock was issued to ten individual investors (non-affiliates) for a total of $1,012,635 ($.10 per share).

During 1997, a total of 9,276,398 shares of common stock was issued to employees and others for services with an estimated total value of $816,000 (4,000,000 shares at $.032 per share; 2,200,000 shares at $.10 per share; 2,666,666 shares at $.15 per share; and 409,732 shares at $.17084 per share).

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


During April 1997, a $1 million bank loan (see Note C) was secured by the pledge of certain assets of relatives of an officer (and former president) for a period of five years from closing of the loan. As consideration, the Company issued 20 million shares and an additional 5 million shares of common stock for renewals and extensions of loans from the relatives, less $25,000 in previously accrued interest. The 25 million restricted shares were recorded at $2.5 million ($.10 per share), the estimated fair value based on the sale of restricted stock to individual investors in April 1997. The cost of the pledges, renewals and extensions ($2.5 million less $25,000 of abated interest) was expensed in 1997 since the bank loan is subject to annual renewal. As part of the arrangement, the Company was to assume a $165,000 personal loan of the officer, as partial offset of Company amounts owed the officer. In 1998, the Company was released from its agreement to assume by offset the $165,000 loan.

Convertible Debt
----------------

During 1996, the Company issued $188,500 of 6% debentures to a foreign corporation which are convertible to common stock at the lesser of 80% of the OTC Bulletin Board closing bid price the day prior to notice or $.30 per share (see Note C). December 15, 1997, the holder converted $20,000 of the debentures plus accrued interest of $17,757 into 429,060 shares of common stock ($.088 per share). During 1998, the conversion factor was reduced from 80% to 50% and the holder converted the remaining $158,500 of debentures and $3,932 of related accrued interest into 2,773,447 shares of common stock at conversion rates of ranging from $.056 to $.065 per share.

September 18, 1996, the Company initiated an agreement to purchase certain mining equipment located in Bolivia from an individual for $20,000 cash and convertible debentures totaling $1 million. The agreement was closed on February 10, 1997. The debenture holder subsequently converted all the debentures into 2,993,161 shares of common stock as provided for in the agreement. All voting rights associated with the stock issued are to be placed in a voting trust with the Company's board of directors as trustee. The Company has recorded the stock issued at $299,316 ($.10 per share), the estimated value of its stock at the date of the transaction.

On October 23, 1997, the Company issued a $100,000 Convertible Debenture to a foreign corporation which is convertible to common stock at the lesser of 50% of the OTC Bulletin Board average closing bid price for the three days prior to notice or $.16 per share. On February 19, 1998, 3,062,821 shares were issued upon conversion of this debenture and related accrued interest of $3,370 at a conversion rate of $.03375 per share.

On March 27, 1997, the holder of a $50,000 note payable converted the note and accrued interest $16,659 into 260,000 shares of common stock ($.25638 per share).

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note F - Related Party Transactions

During 1994, an officer (and former president) advanced a total of $44,107 to the Company. In 1995, the officer advanced additional sums totaling $265,163, was repaid $160,719, and applied $25,000 against a promissory note issued the Company in 1994 in connection with the purchase of stock. In 1996, repayment of the advances was agreed to, providing for interest at eight percent. Also during 1996, the officer loaned the Company an additional $84,500 and was repaid
$116,500. In 1997, the officer was repaid $48,800 on the loan. As of December 31, 1997, $55,250 plus accrued interest of $1,520 was owed the officer (a net decrease of $42,788 during 1997). The loans are unsecured and due January 1, 2000. The loans are included in current liabilities due to related party nature.

In addition, as of December 31, 1997, $214,360 owed the officer for out-of pocket operating expenses and unpaid salary is included in accounts payable, a net increase of $44,943 during 1997. As of December 31, 1997 a combined total of $271,130 was owed the officer for loans, accrued interest and amounts included in accounts payable (a combined net increase of $2,155).

During 1996, the officer (and former president) discussed above received three percent of the stock ownership of Eagle Mining of Bolivia, Ltd. in partial consideration of the loans and advances made to the Company by the officer and her family.

During 1996, four one-year notes payable, totaling $450,000 at an interest rate of 10'%, were issued to a relative of an officer (and former president). On March 22, 1997 the notes were renewed with an extended due date of January 1, 2000. Due to related party nature of the loans, the notes are included in current liabilities. In April 1997, $12,500 of accrued interest was abated in partial payment of the issuance of common stock for a loan guarantee and renewal (see below). As of December 31, 1997, $450,000 and accrued interest of $67,949 is outstanding (a net increase of $51,258 during 1997). The notes are unsecured but are personally guaranteed by the officer (and former president) and her husband.

During 1995, relatives of an officer (and former president) advanced the Company a total of $32,683 and were repaid $8,092. In 1996, repayment of the advances was agreed to, providing for interest at twelve percent. Also during 1996, the officer's relatives loaned an additional $195,658 to the Company. In 1997, the relatives were repaid $165,000, of which $161,230 was applied to principal and the balance to accrued interest. Also in 1997, additional advances totaling $239,687 were made to the Company. On March 22, 1997 the notes were renewed with an extended due date of January 1, 2000. Due to related party nature of the loans, the notes are included in current liabilities. In April 1997, $12,500 of accrued interest was abated in partial payment of the issuance of common stock for a loan guarantee and renewal. As of December 31, 1997, $314,389 and accrued interest of $171 is outstanding (a net increase of $69,528 during 1997). The loans are unsecured.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

During 1995, the Company issued 80,000 shares of common stock, valued at $.07 per share, to a relative of a former president for services.

During 1997, the Company issued 4 million shares of common stock to a relative of a former president for services valued at $84,000 ($.032 per share).

During April 1997, a $1 million bank loan (see Note C) was secured by the pledge of certain assets of relatives of an officer (and former president) for a period of five years from closing of the loan. As consideration, the Company issued 20 million shares and an additional 5 million shares of common stock for renewals and extensions of loans from the relatives, less $25,000 in previously accrued interest. The 25 million restricted shares were recorded at $2.5 million ($.10 per share), the estimated fair value based on the sale of restricted stock to individual investors in April 1997. The cost of the pledges, renewals and extensions ($2.5 million less $25,000 of abated interest) was expensed in 1997 since the bank loan is subject to annual renewal. As part of the arrangement, the Company was to assume a $165,000 personal loan of the officer, as partial offset of Company amounts owed the officer. In 1998, the Company was released from its agreement to assume by offset the $165,000 loan.

During March 1997, $5,000 loaned by a relative in December 1996 was repaid with interest.

Through December 31, 1997, officers of GEBM have loaned the subsidiary a total of $126,181 to support operations in Bolivia. The loans bear interest at 24% per annum, are unsecured, and due on demand. $84,900 of the loans are for rent charged by an officer for the use of mining equipment.

Note G - Commitments and Contingencies

Securities and Exchange Commission Investigation
------------------------------------------------

On May 7, 1998 the Securities and Exchange Commission (the 'Commission') filed a civil injunctive action in the United States District Court of Colorado against the Company, one current officer and a former officer of the Company. The primary allegations relate to the possible distribution of unregistered securities and the publication of misleading statements regarding the Company's interest in a joint venture with Mineral Mountain Mining Company and the Silver Bar Mine (see below). Management intends to contest the case vigorously but has and will continue to explore potential settlement opportunities, and believes it unlikely the Company will suffer any financial losses as a result of the action. There is no disposition of this matter as of October 20, 1998.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Commission staff has also informed the Company that it is investigating the issue of whether a May 22, 1998 Company press release may have violated federal securities laws. The staff has questioned whether the Company and its president issued the press release concerning a geological report and related mineral reserves on its Bolivian prospect without factual basis as to the validity of the report. As a result of a subsequent internal review of the report, management has concluded that the techniques used in the report were insufficient to justify the calculations made although it still believes that there is significant gold mineralization within the prospect. Management is continuing to discuss the resolution of these issues with SEC staff, but have denied any wrongdoing. It is impossible to determine at present whether the earlier filed injunctive action will be amended to include the allegations related to the press release, however, management believes it unlikely the Company would suffer any financial losses as a result.

Former Officer and Other Employees
----------------------------------

In June 1998, a former officer filed a lawsuit against the Company seeking 540,659 shares of common stock for compensation in 1995 and 1996 pursuant to an employment agreement. The Company vigorously denies the allegations and claims the employee breached the employment agreement, including its fiduciary and confidentiality provisions. As a result, the Company has filed a counter-claim. Trial of the dispute is scheduled for trial August 30, 1999 in Denver District Court. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

The Company is considering a claim against two other former employees, the former officer discussed above, and a company formed by the individuals that is alleged to have usurped corporate opportunities of the Company and tortuously interfered in its operations.

Disagreement with Consultant
----------------------------

During 1995, the Company engaged a person it believed was an independent mining consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling approximately $78,440. The Company believes the consultant did not provide the services contracted, usurped business opportunities, and tortuously interfered with the Company. No litigation has been filed to date and the Company is still assessing damages it incurred as a result of the consultant's conduct. An evaluation as to the outcome of this matter cannot be made at this time.

MMMC and Silver Bar Mining Prospect
-----------------------------------

During 1994, a corporation owned by an officer (and former president) of the Company conducted negotiations with Mineral Mountain Mining Co. ('MMMC') to acquire a 46% equity interest in MMMC, the owner of the Silver Bar Mine located near Apache Junction, Arizona. As a result of the foregoing, a letter of intent was entered into with MMMC. The rights and obligations pursuant to the letter of intent were assigned to the Company. The purchase price of the 50% equity interest was to be $1.2 million cash and a $4.3 million loan at two percent over the prime rate. The letter of intent also provided an option to acquire an additional four percent equity in MMMC for nominal amounts upon certain conditions. In partial performance and pursuant to the negotiations, the Company advanced $10,000 to MMMC in 1994.

In 1995, the Company continued negotiations with MMMC in attempts to conclude the stock purchase agreement, advancing an additional $68,000 to MMMC (for cumulative advances of $78,000).

Principals of MMMC subsequently refused to execute or acknowledge the agreement. January 18, 1996, the Company filed suit against MMMC and two of its principals for breach of the joint venture agreement. Accordingly, the $78,000 in advances to MMMC was written off in the 1995 financial statements. The case subsequently settled for $20,000; however, defendants have failed to comply with the settlement agreement, and the matter is pending before the court for disposition. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Obligations to Bolivian Mining Cooperative
------------------------------------------

The November 11, 1996 mining agreement with the United Cangalli Gold Mining Cooperative, Ltd. ('UCL') provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to invest a minimum of $3 million in the Cangalli prospect. In addition, the Company is obligated to pay UCL $200,000: $100,000 for prospect acquisition rights and $100,000 for advance royalties. As of December 31, 1997, the $100,000 acquisition rights and $71,914 of the advance royalties had been paid. Subsequent to December 31, 1997, the balance of the advance royalties was paid. (See Note A.)

Obligations to Issue Common Stock to Advisors (see below and Note H)
--------------------------------------------------------------------

The Company is obligated to issue common stock to financial and public relations advisors for services. The public relations obligation is pursuant to agreements dated October 29, 1997 and effective August 1, 1997, with two individuals at $7,000 each per month, as determined by the average first three days trading price for the quarter. In the event the stock certificates are not issued within 15 calendar days of the quarter additional shares equal to five percent per month shall be issued. The agreements are for six-month term's automatically renewable for an additional six months unless either party objects in writing within 30 days. In 1997, a total of 409,732 shares were issued and in 1998 through October 31, 1998 an additional 864,524 shares have been issued.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Office Leases
-------------

July 1, 1997, the Company entered into a five-year office lease in La Paz, Bolivia at $1,666 per month. The office previously was leased on a month-to month basis at $1,500 per month. Rental expense paid for the office was $18,996 and $16,850 in 1997 and 1996, respectively. Future minimum lease payments are as follows:

     Year ended December 31,
                       1998                          $  19,992
                       1999                             19,992
                       2000                             19,992
                       2001                             19,992
                       2002                              9,996
                                                     ---------
                                                     $  89,964
                                                     =========

The Company also leases an executive suite in Denver, Colorado on a month-to month basis at $188 per month.

Note H - Events Subsequent to December 31, 1997 (Unaudited)

1998 Operations
---------------

During 1998, the Company has been unable to conduct significant operations because of adverse weather conditions in Bolivia (the so-called El Nino phenomenon) and due to substantial working capital shortages.

Extension of Bank Note Payable
------------------------------

On June 1, 1998, the $1 million bank note payable due June 1, 1998 was extended for an additional year and required interest payments were changed from monthly to quarterly effective July 1, 1998 (see Note C).

Sale of Common Stock to Investors
---------------------------------

In 1998, the Company has issued a total of 800,000 shares of common stock to five individual investors for cash received through October 23, 1998, totaling $80,000.

Convertible Debentures
----------------------

March 26, 1998, the Company issued a $250,000 ten percent Convertible Debenture to a foreign corporation which is convertible to common stock at the lesser of 50% of the OTC Bulletin Board average closing bid price for three days prior to notice or $.16 per share (see Note C). The Debenture requires quarterly interest

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


payments beginning June 30, 1998 and was due June 30, 1998. As of October 14, 1998, $125,000 of the Debenture had been funded. On October 15, 1998, the Debenture holder and the Company agreed to conversion of the $125,000 debenture plus accrued interest and penalty totaling $35,000 into 2,560,000 shares of common stock at a conversion rate of $.0625. In addition, the Company agreed to file a registration statement covering the issued shares within 90 days and granted the holder the right to purchase up to $200,000 of stock within 30 days of the effectiveness of the registration statement in the event additional securities are registered.

During 1998, all outstanding debentures as of December 31, 1997 and accrued interest of $7,302 were converted into 5,836,268 shares of common stock (see Note E).

Shareholder Loans and Obligations to Issue Common Stock
-------------------------------------------------------

Through October 20, 1998, a total of $367,754 had been borrowed on an unsecured basis from a Bolivian consulting engineering firm at 15% per annum. In addition, the same consulting firm paid a financial advisor with 666,666 shares of the Company's common stock for 1998 services provided by the advisor on behalf of the Company. As consideration for the transfer of stock, the Company is obligated to issue 999,999 shares of common stock to the consulting firm prior to January 1, 1999.

A significant shareholder paid two financial advisors and an investor relations firm a total of 450,000 shares of the Company's common stock for 1998 services. As consideration for the transfer of stock, the Company is obligated to issue 675,000 shares of common stock to the shareholder prior to January 1, 1999.

Issuance of Common Stock to Advisors
------------------------------------

In October 1998, the Company formalized agreements to issue a total of 1.5 million shares of common stock to two financial advisors as compensation for identification of prospective investors in 1998 and January 1999. One million of these shares are to be issued immediately and 200,000 shares are to be issued October 31, 1998 and January 31, 1999. The agreements also provide the advisors the right (but not the obligation) to purchase up to $100,000 of privately offered securities.

From January through October 1998, the Company became obligated to issue a total of 864,524 shares of common stock to two public relations advisors for services (see Note G).

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Grant of Stock Options to Officers
----------------------------------

On October 20, 1998, the Company granted options, covering 25 million shares of common stock to two officers at an exercise price of $.16 per share until November 1, 2001; 15 million of the options vest immediately and 10 million on November 1, 1999.

Other Related Party Transactions
--------------------------------

In January 1998, a vehicle acquired in 1997 for stock valued at $35,000 (see Note B) was sold to the Company's president at its estimated fair value, $27,575. From January through October 1998, relatives of an officer (and former president) loaned the Company approximately $159,000 and were repaid $47,000. In addition, the officer (and former president) was repaid $9,300 of out-of pocket expenses, which had been accrued at December 31, 1997. (See Notes C and F.)