Form 10QSB
period 1998-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1998-12-31
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                                 March 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.



                         Commission file number 0-23726

                        GOLDEN EAGLE INTERNATIONAL, INC.
                        --------------------------------
            (Exact name of Golden Eagle as specified in its charter)


        Colorado                                          84-1116515
        --------                                          ----------
(State of incorporation)                       (IRS Employer Identification No.)


             4949 South Syracuse Street, Suite 300, Denver, CO 80237
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


      Golden Eagle's telephone number, including area code: (303) 694-6101


Securities registered pursuant to Section 12(b) of the Act:                 None
Name of each exchange on which registered:                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          $.0001 par value Common Stock
                          -----------------------------
                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                     [   ]  Yes        [ X ]  No

At December 15, 1998, there were 108,754,051 shares of common stock outstanding.

Transitional Small Business Disclosure Format:       [   ]  Yes        [ X ]  No

                          PART I-FINANCIAL INFORMATION
                          ----------------------------

Item 1. Financial Statements
        --------------------

     The unaudited Financial Statements for the Quarter Year ended March 31, 1998, are attached hereto. Please refer to pages F-1 through F-6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At March 31, 1998, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the first quarter of 1998, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for the Golden Eagle in meeting its obligations to pay its bills currently, although at March 31, 1998, Golden Eagle was able to pay or subsequently arrange for the payment of all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of the first quarter of 1998 ($2,115,470) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation.

     In the first quarter of 1998, Golden Eagle issued a $250,000 convertible debenture to a foreign corporation at 8%, of which $125,000 was paid to Golden Eagle in the second quarter. This debenture was convertible at 50% of the average closing bid price during the three-day period prior to the notice of conversion. These funds were used primarily for working capital and operating expenses. The $125,000 issued under this debenture was converted to 2,560,000 shares of Golden Eagle's common stock on October 15, 1998. Golden Eagle does not expect to receive the balance due under this debenture.

     Through 1997, Golden Eagle's majority-owned subsidiary, GEBM, received loans totaling $35,850 in cash from Golden Eagle's president, Terry C. Turner, and $90,331 (in equipment rentals and cash) from GEBM's president, Rene
Velasquez. The funds provided by these loans were used to maintain Golden Eagle's ongoing operations in Bolivia. These loans bear interest at 24% per annum and are repayable upon demand. In the first quarter of 1998, Mr. Turner received substantial repayment of his debt and accrued interest through the conveyance of a vehicle owned by Golden Eagle, valued at $27,575, and subsequent to the first quarter, the payment of $9,500 in cash. Mr. Velasquez has not indicated an intention to require repayment of his loan at the present time, although Golden Eagle deems the debt due and payable.

     Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. During the first quarter of 1998, Golden Eagle entered into an agreement with two related entities (which are not affiliated with Golden Eagle) to provide certain services to Golden Eagle on a non-exclusive basis. These services include introducing Golden Eagle to investment bankers and accredited investors. These services do not include the offer or sale of securities. Golden Eagle has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these services.

     Golden Eagle's ability to use its capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although Golden Eagle has exerted its best efforts to comply with all applicable regulations, there can be no assurances that it has been able to do so. To the extent there may be any non-compliance, Golden Eagle may incur certain liabilities, although no such claims have, to Golden Eagle's knowledge, been asserted to date.

     The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout 1998. Golden Eagle has been required to seek financing from other sources, including affiliates and their family members, to allow it to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that Golden Eagle will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on Golden Eagle's ability to generate cash flow from operations, of which there can be no assurance.

     To date, Golden Eagle has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. During 1997 Golden Eagle produced approximately 13,678 grams of gold, which it sold for approximately $126,000 (before payment of $25,000 in royalties). During the first quarter of 1998, Golden Eagle's operations in Bolivia produced post-royalty revenue of $11,800. The 1997 and first quarter 1998 funds were all used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, Golden Eagle has not developed a formal mining plan, and there can be no assurance that any revenues received will exceed the expenses incurred.

     During the 1997 fiscal year (through December 31, 1997), Golden Eagle, through its Bolivian subsidiaries, completed a substantial amount of work on the Cangalli properties. These activities included ongoing rehabilitation and exploration of the Cangalli shaft, and exploration of several open-pit mining sites within the concession area. Some of this work continued during the first quarter of 1998, but two material factors affected work on the property during the first quarter of 1998:

     1) The "El Nino" world-wide weather phenomenon which resulted from warmer water temperatures in the Pacific Ocean off the coast of South America. The impacts of "El Nino" included substantial increases in rainfall over the usual precipitation received during the normal Bolivian rainy season. During the first quarter of 1998, the super-saturation of the soil in the Tipuani River Basin caused a mudslide in the town of Mokotoro, 15 kilometers upriver from the Cangalli properties, which resulted in over 60 deaths. The extremely wet weather caused Golden Eagle to reduce mining operations and to implement costly de-watering and mine timber replacement measures in the Cangalli shaft.

     2) Golden Eagle's inability to finance any significant operations, other than its overall exploration work, on the property in the first quarter of 1998.

     Golden Eagle has no significant capital commitments other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period. As a result of meetings held with the president and general secretary of the UCL in Miami, Florida on December 14 and 15, 1998, Golden Eagle's president and corporate secretary committed to fulfill a pending obligation to the cooperative of $42,451 owing on the purchase of equipment from the cooperative and for royalties on production. In addition, Golden Eagle committed to the cooperative that it would finish paying any and all back obligations owed to workers and suppliers in the Cangalli district, which amount is still pending an accounting from Golden Eagle's subsidiary in La Paz, Bolivia.

     In addition, Golden Eagle has offered to purchase the interests ("Certificados de Aporte" or "Certificates of Contribution") from each of UCL's 118 members. If the offer is accepted, and if certain conditions precedent are met, Golden Eagle will pay each member approximately $10,000, including $3,000 cash and the balance in shares of Golden Eagle's common stock. Among the conditions precedent that must be met before the offer can be completed is compliance with U.S. and Bolivian securities laws, as well as acceptance by the UCL members. Golden Eagle's offer to UCL is still pending as of the filing of this quarterly report.

     In summary, therefore, Golden Eagle believes that it does not have sufficient liquidity or capital resources to purchase the interests of the UCL members or to accomplish its other operational objectives. Golden Eagle's current status makes it more difficult for Golden Eagle to raise such funds on reasonable terms. Issues that Golden Eagle believes would be of concern to prospective investors include (without limitation) the pending litigation filed by the Securities and Exchange Commission, the significant working capital shortage, the lack of proven mineral reserves or a mine plan, the difficulties associated with international operations, the concentration of Golden Eagle's assets in a single prospect in Bolivia, and the significant dependence on management.

     In addition, Golden Eagle believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with the UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that Golden Eagle's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately 22 years, Golden Eagle has received informal and formal complaints from UCL's administration regarding Golden Eagle's contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. Golden Eagle's management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of Golden Eagle's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties, force majeure, commodities and metals market fluctuations, or the failure of governmental institutions to support Golden Eagle's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties are attempting to disrupt Golden Eagle's relationship with UCL. Golden Eagle has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. During the meetings with members of UCL's board of directors in December 1998, Golden Eagle's president and corporate secretary received written assurances that relations between UCL and Golden Eagle are extremely cordial and in excellent condition. While Golden Eagle's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Golden Eagle's securities.

     As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond Golden Eagle's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described above, and the other risks associated with start-up mineral exploration operations, and Golden Eagle's operations with insufficient liquidity and no historical profitability. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle's operations and that of its subsidiaries. As noted, the future conduct of Golden Eagle's business and its subsidiaries is dependent upon a number of factors, and there can be no assurance that any of these companies will be able to conduct its operations as contemplated herein. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

     Results of Operations
     ---------------------

     Golden Eagle's operations in the first quarter of 1998 resulted in significant losses and negative cash flow. Notwithstanding the limited amount of revenues generated from mining operations ($11,800 in post-royalty revenues in the first quarter of 1998), Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), stock issuances and debenture arrangements to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the first quarter of 1998 compared with the same period in 1997.

     Golden Eagle incurred operating expenses totaling $456,935 in the first quarter of 1998, as compared to $86,042 in 1997, an increase of 431%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($445,135) in 1998 and ($86,042) in 1997, an increase of 359%.

     As of March 31, 1998 Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $633,570. (Golden Eagle's president, as well as Golden Eagle's secretary/treasurer, were not paid any salary during the first quarter of 1998; neither Golden Eagle's president nor the secretary/treasurer has been paid any compensation subsequently during 1998, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.)

     Golden Eagle's costs and operating expenses for first quarter 1998 increased substantially as to general and administrative expenses, totaling $369,927 compared to $83,957 during the same period in 1996, a 341% increase.
However, first quarter 1997 exploration expenses were not reflected in the period's report, but for the same period in 1998, those costs were $55,970 (see following paragraph). In addition, depreciation increased in the first quarter of 1998 to $31,038, up from $2,085 in 1997, representing a rise of 1,389%. This increase in depreciation is due principally to the acquisition of mining equipment and putting more of that mining equipment into use.

     During 1997, due to uncertainties regarding the recoverability of Golden Eagle's investment in the Bolivian prospect (the uncertainty regarding reserves), Golden Eagle elected to write-down $873,462 of costs previously capitalized, including $470,853 which were incurred in 1996. As of December 31, 1997, through March 31, 1998, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $813,529 for mining equipment.

     Golden Eagle incurred interest expense in the first quarter of 1998 of $122,884, as opposed to first quarter 1997 interest of $25,875. The increased amount of operating loans during the course of 1998, and the issuance of 558,353 shares of common stock issued in lieu of $72,500 cash for interest, led to this 375% escalation. This increased interest cost will continue, and probably rise significantly, during the balance of 1998 and through the forseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the first quarter of 1998 of ($567,959), or $(.006) per share, compared to its net loss during the same period in 1997 of ($115,987), or $(.002) per share, an increase of 390% and 200% per share, respectively. Golden Eagle anticipates that the trend of net losses will continue through the balance of 1998, as it invests further in exploration on its Cangalli prospect and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1995, 1996, or 1997, and was not impacted during the first quarter of 1998. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

     Year 2000 Compliance
     --------------------

     Although there can be no assurance, Golden Eagle does not anticipate that it will suffer any adverse impact as a result of Year 2000 (Y2K) computer software issues either as a result of third party non-compliance or as a result of internal matters. None of the information technology or other software and hardware systems utilized by Golden Eagle or its subsidiaries incorporates technology that is incapable of recognizing dates beyond December 31, 1999.

     In making the foregoing determination, Golden Eagle assessed embedded systems contained in its office buildings, equipment, and other infrastructures. As a result, Golden Eagle has not established a contingency plan to come into effect in the event of a Y2K catastrophe, and management does not believe that such a plan is necessary. Of course, Golden Eagle is dependent on facilities outside of its control, such as electrical power supplies, banking facilities, transportation facilities (such as airlines), and communications facilities. Furthermore, Bolivia, the location of Golden Eagle's mineral property and its significant operations, is an emerging-growth country. Based on Golden Eagle's observation, although Bolivian facilities are attempting to address issues associated with Y2K, it does not appear that the infrastructure (banking facilities, communications facilities, transportation facilities, and electrical power supplies, among other things) is as sensitive to the issues as in the United States. Also, generally software available in Bolivia is less likely to be Y2K compliant, but Golden Eagle does not believe that a requirement to replace its existing hardware or software used in its Bolivian operations, if necessary, will materially affect it.

     While Golden Eagle believes, based on public reports and some notifications they have received, that the outside facilities in the United States and Bolivia are or will be Y2K compliant, Golden Eagle has no other basis for determining their compliance. The operations of Golden Eagle would be significantly and adversely affected if any of these outside facilities in the United States or Bolivia are adversely affected by the millenium change or by other issues related to Y2K.


                            PART II-OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

     There are no material pending or threatened legal proceedings except as disclosed in Golden Eagle's annual report on Form 10-KSB for the year ended
December 31, 1997, and its current report on Form 8-K reporting an event of November 13, 1998.

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

     None.

Item 5. Other Information
        -----------------

     None.

Item 6. Exhibits and Reports on Form 8-K:
        ---------------------------------

     The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

     a.   27.1 Financial Data Schedules

     b. Reports on Form 8-K:

          The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997, and subsequently:

          July 7, 1998, reporting an event under Item 5 of Form 8-K
          July 24, 1998, reporting an event under Item 5 of Form 8-K September 25, 1998, reporting an event under Item 5 of Form 8-K October 8, 1998, reporting an event under Item 5 of Form 8-K November 13, 1998 reporting an event under Item 5 of Form 8-K


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GOLDEN EAGLE INTERNATIONAL, INC.
                                     --------------------------------
                                     (Golden Eagle)

     December 31, 1998
                                     by: /s/ Terry C. Turner
                                        ----------------------------------------
                                        Terry C. Turner, President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Golden Eagle and in the capacities and on the dates indicated.


                                     GOLDEN EAGLE INTERNATIONAL, INC.
                                     --------------------------------


     December 31, 1998
                                     by: /s/ Terry C. Turner
                                        ----------------------------------------
                                        Terry C. Turner,
                                        Director and Principal Executive Officer

     December 31, 1998
                                     by: /s/ Mary A. Erickson
                                        ----------------------------------------
                                        Mary A. Erickson,
                                        Director, Principal Financial Officer
                                        and Principal Accounting Officer

--------------------------------------------------------------------------------
"Golden Eagle International, Inc."
(A Development Stage Company)
Consolidated Financial  Statements
Table of Contents
--------------------------------------------------------------------------------

                                                                         PAGE
                                                                         ----

Consolidated Balance Sheet                                                   F-1

Consolidated Statement of Operations                                         F-2

Consolidated Statement of Cash Flows                                         F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4 - F-5

Notes to Consolidated Financial Statements                                   F-6

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                      March 31,    December 31,
                                                        1998           1997
                                                        ----           ----
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                              $    75,656    $    72,157
   Prepaid expense and other costs                         6,061          5,658
   Income tax refund receivable                            8,946          8,946
                                                     -----------    -----------
            Total current assets                          90,663         86,761
                                                     -----------    -----------

PROPERTY AND EQUIPMENT
   Mining equipment                                      813,529        813,529
   Acquisition cost of mining prospect                   100,000        100,000
   Vehicles                                               59,796         94,796
   Office equipment                                       45,933         45,933
                                                     -----------    -----------
                                                       1,019,258      1,054,258
   Less accumulated depreciation                         (96,760)       (70,389)
                                                     -----------    -----------
                                                         922,498        983,869
                                                     -----------    -----------

OTHER ASSETS
    Advance royalties                                     73,389         71,914
    Deposits                                              38,275         38,775
                                                     -----------    -----------
                                                         111,664        110,689
                                                     -----------    -----------

                                                     $ 1,124,825    $ 1,181,319
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Loans from related parties                        $ 1,014,448    $   946,819
   Convertible debentures                                 10,000        268,500
   Other notes payable                                    60,895          7,276
   Accounts payable                                      192,683        191,635
   Payable to related parties                            114,303        128,361
   Accrued compensation and taxes                        633,570        533,085
   Accrued interest payable                              121,066        101,944
   Other accrued liabilities                              59,168         41,996
                                                     -----------    -----------
            Total current liabilities                  2,206,133      2,219,616
                                                     -----------    -----------

BANK LOAN PAYABLE                                      1,000,000      1,000,000
                                                     -----------    -----------

            Total liabilities                          3,206,133      3,219,616
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $.01 per share;
      shares authorized 10,000,000; none issued             --             --
   Common stock, par value $.0001 per share;
      authorized 800,000,000 shares; issued and
      outstanding 103,519,595 and 95,359,112 shares,
      respectively                                        10,351          9,534
   Additional paid-in capital                          7,589,865      7,065,734
   Deficit accumulated during the development stage   (9,681,524)    (9,113,565)
                                                     -----------    -----------
            Total stockholders' (deficit)             (2,081,308)    (2,038,297)
                                                     -----------    -----------
                                                     $ 1,124,825    $ 1,181,319
                                                     ===========    ===========

                                       F-1
See accompanying notes.



----------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                             July 21, 1988
                                                                   Three Months Ended         (Inception)
                                                                        March 31,              To March
                                                                  1998            1997         31, 1998
                                                                  ----            ----         --------


REVENUES                                                     $     11,800    $       --      $    113,259

COSTS AND OPERATING EXPENSES
         General and administration                               369,927          83,957       5,234,714
         Exploration                                               55,970            --           732,417
         Depreciation                                              31,038           2,085          90,164
                                                             ------------    ------------    ------------

                  Total costs and operating expenses              456,935          86,042       6,057,295
                                                             ------------    ------------    ------------

OPERATING (LOSS)                                                 (445,135)        (86,042)     (5,944,036)
                                                             ------------    ------------    ------------

OTHER INCOME (EXPENSE)
         Interest expense                                        (122,884)        (25,875)       (414,013)
         Interest income                                               24              14          13,670
         Loss on sale and retirement of equipment                  (2,758)         (4,084)        (20,072)
         Loan financing costs, net                                   --              --        (2,475,000)
         Write-down of mining prospect                               --              --          (873,462)
         Gain on marketable securities                               --              --           124,336
         Commissions                                                 --              --             6,708
         Write off advances to Mineral Mountain Mining Co.           --              --           (78,000)
         Write off loan to investment advisor                        --              --           (15,000)
         Other income                                               2,794          18,935
         Other expenses                                              --              --           (20,290)
                                                             ------------    ------------    ------------

                  Total other income (expense)                   (122,824)        (29,945)     (3,732,188)
                                                             ------------    ------------    ------------

NET INCOME (LOSS)                                            $   (567,959)   $   (115,987)   $ (9,676,224)
                                                             ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE                              $      (.006)   $      (.002)   $      (.484)
                                                             ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                            97,753,730      49,902,881      19,985,863
                                                             ============    ============    ============

                                      F-2
See accompanying notes.

--------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                                 July 21, 1988
                                                                       Three Months Ended         (Inception)
                                                                            March 31,              To March
                                                                       1998           1997         31, 1998
                                                                       ----           ----         --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $  (567,959)   $  (115,987)   $(9,676,224)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
               Stock issued for services                               187,000           --        2,408,919
               Stock issued for in lieu of interest                     79,448         16,659        106,719
               Stock issued for loan pledges and renewals                 --             --        2,500,000
               Depreciation expense                                     31,038          2,085         90,164
               Loss on retirement of equipment and other                 2,758          4,084          8,235
               Write-down of mining prospect                              --             --          873,462
               Write off advances to Mineral Mountain Mining Co.          --             --           78,000
               Write off loan to investment advisor                       --             --           15,000
               Fair value of officer salary expensed                      --             --           20,000
               Loss (gain) from investments                               --             --         (114,670)
      Changes in operating assets and liabilities:
               Prepaid expense and other costs                            (403)        (6,254)        (6,061)
               Income tax refund receivable                               --             --           (8,946)
               Payables and accrued liabilities                        123,769       (175,669)     1,120,790
                                                                   -----------    -----------    -----------
   Net cash flows (used for) operating activities                     (144,349)      (275,082)    (2,584,612)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                                   --         (260,043)    (1,602,432)
   Advance royalties                                                    (1,475)       (12,324)       (73,389)
   Deposits                                                                500           --          (39,775)
   Proceeds from investments sales                                        --             --          184,380
   Advances to Mineral Mountain Mining Co.                                --             --          (78,000)
   Loan to investment advisor                                             --             --          (15,000)
   Purchase of investment securities                                      --             --          (59,478)
   Purchase of subsidiary (net of cash acquired)                          --             --           (2,700)
                                                                   -----------    -----------    -----------
   Net cash flows from (used for) investing activities                    (975)      (272,367)    (1,686,394)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                                --          240,000      1,000,000
   Loans from related parties                                           95,204         60,000      1,526,413
   Repayments of loans from related parties                               --          (90,564)      (431,376)
   Proceeds from other notes payable                                    53,619           --          193,177
   Repayments of other notes payable                                      --          (80,360)       (69,146)
   Proceeds from convertible debentures                                   --             --          288,500
   Common stock issued                                                    --          711,470      1,902,158
   Stock issuance costs                                                   --             --          (63,064)
                                                                   -----------    -----------    -----------
   Net cash flows from financing activities                            148,823        840,546      4,346,662
                                                                   -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                          3,499        293,097         75,656
CASH - BEGINNING OF PERIOD                                              72,157         11,741           --
                                                                   -----------    -----------    -----------
CASH - END OF PERIOD                                               $    75,656    $   304,838    $    75,656
                                                                   ===========    ===========    ===========

                                      F-3
See accompanying notes.

--------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                Common         Additional
                                                                       Common Stock             Stock           Paid-in
                                                                   Shares         Amount       Issuable         Capital
                                                                   ------         ------       --------         -------

Inception July 21, 1988                                                --      $       --     $       --      $       --

   Issuance of common stock:
            June 1, 1989 for cash at $.00006 per share            1,666,665             167           --               (67)
            June 30, 1990 for cash at $.03 per share                300,000              30           --             8,970
            July 3, 1990 for cash at $.003 per share                366,665              37           --             1,063
            50,000 to 1 stock split                                    --              --             --             4,900
            January and March 1991 for cash at
                     $.30074 per share from stock offering          268,335              27           --            59,253
   November 1, 1993 - deficit of acquired subsidiary                   --              --             --              --
   Acquisition of subsidiary                                           --              --             --             2,600
   Fair value of officer salary                                        --              --             --            20,000
   November 7, 1994, convert debt to equity
            at $.003 per share                                    2,640,830             264           --             7,659
   November 8, 1994, $.00125 per share:
            Note receivable from affiliate                       20,000,000           2,000           --            23,000
            Legal services                                          375,000              37           --               432
   Other                                                                (70)           --             --             2,625
   Issued for cash in June and August 1995 ($.01 to $.05
            per share), less $41,644 in stock issuance costs     10,052,250           1,005           --           164,044
   Issued for services in 1995 ($.07 per share)                   2,009,000             201           --           148,799
   Convert notes payable in 1995 ($.15625 per share)                800,000              80           --           124,920
   Payment of note by affiliate in 1995                                --              --             --              --
   Issuable for cash in 1995 ($.125 to $.282 per share),
            417,500 shares                                             --              --           80,000            --
   Issuable in 1995 for services and additional consideration
            for loan ($.07 per share), 328,333 shares                  --              --           22,983            --
   Collection of receivable January 9, 1996                            --              --             --              --
   Shares previously subscribed issued in 1996                      568,333              57        (52,983)         52,926
   Issued for cash in 1996 ($.05 to $.25 per share)                  21,150               2           --             5,528
   Issuable for cash in 1996 ($.10 to $.20 per share),
            2,207,000 shares                                           --              --          396,500            --
   Issued for services in 1996 ($.07 to $.30 per share)           5,448,985             545           --         1,230,297
   Shares previously subscribed in 1996 issued in 1997            2,407,000             238       (446,500)        446,262
   Issued for cash in 1997 ($.10 per share)                      10,126,350           1,013           --         1,011,622
   Issued to related parties for loan guarantees and
            renewals in 1997 ($.10 per share)                    25,000,000           2,500           --         2,497,500
   Issued for services in 1997 ($.03 to $.17 per share)           9,276,398             928           --           815,072
   Issued for equipment in 1997 ($.10 per share)                  2,993,161             299           --           299,017
   Issued for conversion of debentures and                             --
            note payable in 1997 ($.09 and $.26 per share)          689,060              69           --           104,347
   Issued for vehicle in 1997 ($.10 per share)                      350,000              35           --            34,965
   Net loss for the periods                                            --              --             --              --
                                                               ------------    ------------   ------------    ------------

Balance at December 31, 1997                                     95,359,112           9,534           --         7,065,734

Unaudited:
   Issued for services ($.0867 to $.175 per share)                1,356,598             136           --           186,864
   Issued for conversion of debentures ($.0467 per share)         5,687,219             569           --           264,879
   Issued in lieu of interest ($.0867 to $.1603 per share)        1,116,666             112           --            72,388

   Net loss for the period                                             --              --             --              --
                                                               ------------    ------------   ------------    ------------

 Balance at March 31, 1998                                      103,519,595    $     10,351   $       --      $  7,589,865
                                                               ============    ============   ============    ============

---------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) (continued)
---------------------------------------------------------------------------------------------------------

                                                                Stockholder    Accumulated
                                                                Receivable       Deficit          Total
                                                                ----------       -------          -----


Inception July 21, 1988                                        $       --      $       --      $       --

   Issuance of common stock:
            June 1, 1989 for cash at $.00006 per share                 --              --               100
            June 30, 1990 for cash at $.03 per share                   --              --             9,000
            July 3, 1990 for cash at $.003 per share                   --              --             1,100
            50,000 to 1 stock split                                    --              --             4,900
            January and March 1991 for cash at
                     $.30074 per share from stock offering             --              --            59,280
   November 1, 1993 - deficit of acquired subsidiary                   --            (5,300)         (5,300)
   Acquisition of subsidiary                                           --              --             2,600
   Fair value of officer salary                                        --              --            20,000
   November 7, 1994, convert debt to equity
            at $.003 per share                                         --              --             7,923
   November 8, 1994, $.00125 per share:
            Note receivable from affiliate                          (25,000)           --              --
            Legal services                                             --              --               469
   Other                                                               --              --             2,625
   Issued for cash in June and August 1995 ($.01 to $.05
            per share), less $41,644 in stock issuance costs           --              --           165,049
   Issued for services in 1995 ($.07 per share)                        --              --           149,000
   Convert notes payable in 1995 ($.15625 per share)                (20,000)           --           105,000
   Payment of note by affiliate in 1995                              25,000            --            25,000
   Issuable for cash in 1995 ($.125 to $.282 per share),
            417,500 shares                                             --              --            80,000
   Issuable I 1995 for services and additional consideration
            for loan ($.07 per share), 328,333 shares                  --              --            22,983
   Collection of receivable January 9, 1996                          20,000            --            20,000
   Shares previously subscribed issued in 1996                         --              --              --
   Issued for cash in 1996 ($.05 to $.25 per share)                    --              --             5,530
   Issuable for cash in 1996 ($.10 to $.20 per share),
            2,207,000 shares                                           --              --           396,500
   Issued for services in 1996 ($.07 to $.30 per share)                --              --         1,230,842
   Shares previously subscribed in 1996 issued in 1997                 --              --              --
   Issued for cash in 1997 ($.10 per share)                            --              --         1,012,635
   Issued to related parties for loan guarantees and
            renewals in 1997 ($.10 per share)                          --              --         2,500,000
   Issued for services in 1997 ($.03 to $.17 per share)                --              --           816,000
   Issued for equipment in 1997 ($.10 per share)                       --              --           299,316
   Issued for conversion of debentures and
            note payable in 1997 ($.09 and $.26 per share)             --              --           104,416
   Issued for vehicle in 1997 ($.10 per share)                         --              --            35,000
   Net loss for the periods                                            --        (9,108,265)     (9,108,265)
                                                               ------------    ------------    ------------

Balance at December 31, 1997                                           --        (9,113,565)     (2,038,297)

Unaudited:
   Issued for services ($.0867 to $.175 per share)                     --              --           187,000
   Issued for conversion of debentures ($.0467 per share)              --              --           265,448
   Issued in lieu of interest ($.0867 to $.1603 per share)             --              --            72,500

   Net loss for the period                                             --          (567,959)       (567,959)
                                                               ------------    ------------    ------------

 Balance at March 31, 1998                                     $       --      $ (9,681,524)   $ (2,081,308)
                                                               ============    ============    ============


                                      F-5
See accompanying notes.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All intercompany transactions and balances have been eliminated.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for the remainder of 1998.


Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).


Note C - Loans from Consulting Firm

Through March 31, 1998, the Company borrowed a total of $53,619 on an unsecured basis from a Bolivian consulting engineering firm at 15% per annum with repayment due December 31, 1998.


Note D - Related Party Transactions

During the three months ended March 31, 1998, relatives of an officer loaned the Company a total of $95,204, with interest at 12%.