Form 10QSB
period 1998-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1998-12-31
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                                   (Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                                 June 30, 1998

[   ]     Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from __________ to __________.


                         Commission file number 0-23726

                        GOLDEN EAGLE INTERNATIONAL, INC.
                        --------------------------------
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

     The unaudited Financial Statements for the Quarter Year ended June 30, 1998, are attached hereto. Please refer to pages F-1 through F-6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At June 30,  1998,  and  subsequently,  Golden  Eagle  has had  significant working capital shortages. In fact, since its inception through the second quarter of 1998, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for the Golden Eagle in meeting its obligations to pay its bills currently, although at June 30, 1998, Golden Eagle was able to pay or subsequently arrange for the payment of all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of the second quarter of 1998 ($3,462,140) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation.

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

     Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. During the first quarter of 1998, Golden Eagle entered into an agreement with two related entities (which are not affiliated with Golden Eagle) to provide certain services to Golden Eagle on a non-exclusive basis. These services include introducing Golden Eagle to investment bankers and accredited investors. These services do not include the offer or sale of securities. Golden Eagle has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these services. During the second quarter of 1998, Golden Eagle continued to receive services from these two service-providers.

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

     To date, Golden Eagle has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. During 1997 Golden Eagle produced approximately 13,678 grams of gold, which it sold for approximately $126,000 (before payment of $25,000 in royalties). During the first quarter of 1998, Golden Eagle's operations in Bolivia produced post-royalty revenue of $11,800, and during the second quarter, $12,779, for a total through June 30, 1998, of $24,579. During 1997, and first two quarters of 1998, these revenues were all used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, Golden Eagle has not developed a formal mining plan, and there can be no assurance that any revenues received will exceed the expenses incurred.

     During the 1997 fiscal year (through December 31, 1997), Golden Eagle, through its Bolivian subsidiaries, completed a substantial amount of work on the Cangalli properties. These activities included ongoing rehabilitation and exploration of the Cangalli shaft, and exploration of several open-pit mining sites within the concession area. Some of this work continued during the first two quarters of 1998, but two material factors affected work on the property during the first quarter of 1998, and into April and May of 1998:

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

     2) Golden Eagle's inability to finance any significant operations, other than its overall exploration work, on the property in the first two quarters of 1998.

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

     Results of Operations
     ---------------------

     Golden Eagle's operations in the second quarter of 1998 resulted in significant losses and negative cash flow. Notwithstanding the limited amount of revenues generated from mining operations ($12,779 in post-royalty revenues in the second quarter of 1998), Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), stock issuances and debenture arrangements to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the second quarter of 1998 compared with the same period in 1997.

     Golden Eagle incurred operating expenses totaling $353,698 in the second quarter of 1998, as compared to $425,632 in 1997, a decrease of 17%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($340,919) in the second quarter of 1998 and ($425,632) in 1997, a decrease of 20%. The six months ended June 30, 1998, with a total operating loss of $786,054, however, did not likewise result in a decrease when compared to the same six month period in 1997, or $511,674, a 54% increase. The difference occurred in the second quarter of 1998, where both the "El Nino" weather phenomenon and the lack of additional, significant capital, lead to a decrease in activity at the mine. Once the punishing rainy season began to subside in May and June, Golden Eagle's subsidiary also incurred less cost for the pumping and timbering of the mine shaft and adits. In addition, Mr. Paravicini, and his geological teams, had concluded their work by late April, 1998, curtailing exploration expenditures in May and June of 1998.

     As of June 30, 1998, Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $705,766 (Golden Eagle's president, as well as Golden Eagle's secretary/treasurer, were not paid any salary during the first or second quarters of 1998; neither Golden Eagle's president nor the secretary/treasurer has been paid any compensation subsequently during 1998, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.)

     Golden Eagle's costs and operating expenses for second quarter of 1998 decreased substantially as to general and administrative expenses, totaling $254,303 compared to $422,300 during the same period in 1997, a 40% decrease. The same rationale applies as was explained above regarding overall operating expenses. However, second quarter 1998 exploration expenses rose by 22% over first quarter 1998 exploration expenses, from $55,970 to $68,367 (see following paragraph). Depreciation remained constant in the second quarter at $31,038, up from $3,332 in 1997, representing a rise of 832%. This increase in depreciation is due principally to the acquisition of mining equipment and putting more of that mining equipment into use.

     During 1997, due to uncertainties regarding the recoverability of Golden Eagle's investment in the Bolivian prospect (the uncertainty regarding reserves), Golden Eagle elected to write-down $873,462 of costs previously capitalized, including $470,853 which were incurred in 1996. As of December 31, 1997, through June 30, 1998, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $813,529 for mining equipment.

     Golden Eagle incurred interest expense in the second quarter and for the six months ended June 30, 1998 of $64,432 and $187,316, respectively, an increase of 81% and 205% from comparable amounts in 1997. The increased amount of operating loans during the course of 1998, and the issuance of 558,353 shares of common stock issued in lieu of $72,500 cash for interest (in the first quarter), led to this escalation. This increased interest cost will continue, and probably rise significantly, during the balance of 1998 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the second quarter of 1998 of ($402,349), or $(.004) per share, compared to its net loss during the same period of 1997 of ($2,936,227), or $(.036) per share, a decrease of 86% and 89% per share, respectively. The sizable difference between the second quarter 1997 and 1998 figures is due to the amount of common stock that Golden Eagle issued to a trust in Texas to secure a revolving line of credit for $1,000,000. Golden Eagle anticipates that the trend of net losses will continue through the balance of 1998, as it invests further in exploration on its Cangalli prospect and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1995, 1996, or 1997, and was not impacted during the second quarter of 1998. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

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

Consolidated Statement of Cash Flows                                      F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4 - F-5

Notes to Consolidated Financial Statements                                F-6

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       1998             1997
                                                       ----             ----
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                            $     12,410    $     72,157
   Prepaid expense and other costs                       10,945           5,658
   Income tax refund receivable                            --             8,946
                                                   ------------    ------------
            Total current assets                         23,355          86,761
                                                   ------------    ------------

PROPERTY AND EQUIPMENT
   Mining equipment                                     813,529         813,529
   Acquisition cost of mining prospect                  100,000         100,000
   Vehicles                                              59,796          94,796
   Office equipment                                      45,933          45,933
                                                      1,019,258       1,054,258
                                                   ------------    ------------
   Less accumulated depreciation                       (127,798)        (70,389)
                                                   ------------    ------------
                                                        891,460         983,869
                                                   ------------    ------------

OTHER ASSETS
   Advance royalties                                     76,748          71,914
   Deposits                                              52,275          38,775
                                                   ------------    ------------
                                                        129,023         110,689
                                                   ------------    ------------

                                                   $  1,043,838    $  1,181,319
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank loan payable, current maturities           $  1,000,000    $       --
   Loans from related parties                         1,034,060         946,819
   Convertible debentures                               135,000         268,500
   Other notes payable                                  133,327           7,276
   Accounts payable                                     170,651         191,635
   Payable to related parties                           112,673         128,361
   Accrued compensation and taxes                       705,766         533,085
   Accrued interest payable                             155,421         101,944
   Other accrued liabilities                             38,597          41,996
                                                   ------------    ------------
            Total current liabilities                 3,485,495       2,219,616
                                                   ------------    ------------

BANK LOAN PAYABLE, less current maturities                 --         1,000,000
                                                   ------------    ------------

            Total liabilities                         3,485,495       3,219,616
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $.01 per share;
      shares authorized 10,000,000; none issued            --              --
   Common stock, par value $.0001 per share;
      authorized 800,000,000 shares; issued
      and outstanding 103,827,229 and
      95,359,112 shares, respectively                    10,382           9,534
   Additional paid-in capital                         7,631,834       7,065,734
   Deficit accumulated during the development stage (10,083,873)     (9,113,565)
                                                   ------------    ------------
            Total stockholders' (deficit)            (2,441,657)     (2,038,297)
                                                   ------------    ------------
                                                   $  1,043,838    $  1,181,319
                                                   ============    ============

                                      F-1
See accompanying notes.


------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      July 21, 1988
                                                                                                                       (Inception)
                                                        Three Months Ended                 Six Months Ended              Through
                                                             June 30,                          June 30,                  June 30,
                                                       1998            1997              1998            1997              1998
                                                       ----            ----              ----            ----              ----


REVENUES                                          $      12,779    $        --      $      24,579    $        --      $     126,038

COSTS AND OPERATING COSTS
   General and administration                           254,303          422,300          624,230          506,257        5,489,017
   Exploration                                           68,357             --            124,327             --            800,774
   Depreciation                                          31,038            3,332           62,076            5,417          121,202
                                                  -------------    -------------    -------------    -------------    -------------

            Total costs and operating expenses          353,698          425,632          810,633          511,674        6,410,993
                                                  -------------    -------------    -------------    -------------    -------------

OPERATING (LOSS)                                       (340,919)        (425,632)        (786,054)        (511,674)      (6,284,955)
                                                  -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (64,432)         (35,595)        (187,316)         (61,470)        (478,445)
   Interest income                                          820             --                844               14           14,490
   Loss on sale and retirement of equipment                --               --             (2,758)          (4,084)         (20,072)
   Loan financing costs, net                               --         (2,475,000)      (2,475,000)      (2,475,000)
   Write-down of mining prospect                           --               --               --           (873,462)
   Gain on marketable securities                           --               --               --            124,336
   Commissions                                             --               --               --              6,708
   Write off advances to Mineral Mountain
     Mining Co.                                            --            (78,000)
   Write off loan to investment advisor                    --               --               --               --            (15,000)
   Other income                                           2,182             --              4,976             --             21,117
   Other expenses                                          --               --               --               --            (20,290)
                                                  -------------    -------------    -------------    -------------    -------------

            Total other income (expense)                (61,430)      (2,510,595)        (184,254)      (2,540,540)      (3,793,618)
                                                  -------------    -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                 $    (402,349)   $  (2,936,227)   $    (970,308)   $  (3,052,214)   $ (10,078,573)
                                                  =============    =============    =============    =============    =============


BASIC EARNINGS (LOSS) PER SHARE                   $       (.004)   $       (.036)   $       (.010)   $       (.046)   $       (.456)
                                                  =============    =============    =============    =============    =============

WEIGHTED AVERAGE SHARES                             103,123,790       82,416,004      100,620,720       66,279,224       22,087,771
                                                  =============    =============    =============    =============    =============

                                      F-2
See accompanying notes.


---------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                            July 21, 1988
                                                                   Six Months Ended           (Inception)
                                                                        June 30,              To June 30,
                                                                 1998             1997           1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $   (970,308)   $ (3,052,214)   $(10,078,573)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Stock issued for services                                229,000         220,000       2,450,919
         Stock issued in lieu of interest                          79,448          41,659         106,719
         Stock issued for loan pledges and renewals                             2,475,000       2,500,000
         Depreciation expense                                      62,076           5,417         121,202
         Loss on retirement of equipment and other                  2,758           4,084           8,235
         Write-down of mining prospect                               --              --           873,462
         Write off advances to Mineral Mountain Mining Co.           --              --            78,000
         Write off loan to investment advisor                        --              --            15,000
         Fair value of officer salary expensed                       --              --            20,000
         Loss (gain) from investments                                --              --          (114,670)
      Changes in operating assets and liabilities:
         Prepaid expense and other costs                           (5,287)        (63,235)        (10,945)
         Income tax refund receivable                               8,946            --              --
         Payables and accrued liabilities                         186,087        (123,897)      1,183,108
                                                             ------------    ------------    ------------
   Net cash flows (used for) operating activities                (407,280)       (493,186)     (2,847,543)
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                              --          (572,012)     (1,602,432)
   Advance royalties                                               (4,834)       (152,084)        (76,748)
   Deposits                                                       (13,500)           --           (53,775)
   Proceeds from investments sales                                   --              --           184,380
   Advances to Mineral Mountain Mining Co.                           --              --           (78,000)
   Loan to investment advisor                                        --              --           (15,000)
   Purchase of investment securities                                 --              --           (59,478)
   Purchase of subsidiary (net of cash acquired)                     --              --            (2,700)
                                                             ------------    ------------    ------------
   Net cash flows from (used for) investing activities            (18,334)       (724,096)     (1,703,753)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                           --           640,000       1,000,000
   Loans from related parties                                     114,816          63,000       1,546,025
   Repayments of loans from related parties                          --          (181,858)       (431,376)
   Proceeds from other notes payable                              126,051            --           265,609
   Repayments of other notes payable                                 --           (82,282)        (69,146)
   Proceeds from convertible debentures                           125,000            --           413,500
   Common stock issued                                               --           987,635       1,902,158
   Stock issuance costs                                              --              --           (63,064)
                                                             ------------    ------------    ------------
   Net cash flows from financing activities                       365,867       1,426,495       4,563,706
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                   (59,747)        209,213          12,410
CASH - BEGINNING OF PERIOD                                         72,157          11,741            --
                                                             ------------    ------------    ------------
CASH - END OF PERIOD                                         $     12,410    $    220,954    $     12,410
                                                             ============    ============    ============


                                      F-3
See accompanying notes.

---------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 Common        Additional
                                                                       Common Stock              Stock          Paid-in
                                                                   Shares         Amount        Issuable        Capital
                                                                   ------         ------        --------        -------

Inception July 21, 1988                                                --      $       --     $       --      $       --

   Issuance of common stock:
            June 1, 1989 for cash at $.00006 per share            1,666,665             167           --               (67)
            June 30, 1990 for cash at $.03 per share                300,000              30           --             8,970
            July 3, 1990 for cash at $.003 per share                366,665              37           --             1,063
            50,000 to 1 stock split                                    --              --             --             4,900
            January and March 1991 for cash at
                     $.30074 per share from stock offering          268,335              27           --            59,253
   November 1, 1993 - deficit of acquired subsidiary                   --              --             --              --
   Acquisition of subsidiary                                           --              --             --             2,600
   Fair value of officer salary                                        --              --             --            20,000
   November 7, 1994, convert debt to equity
            at $.003 per share                                    2,640,830             264           --             7,659
   November 8, 1994, $.00125 per share:
            Note receivable from affiliate                       20,000,000           2,000           --            23,000
            Legal services                                          375,000              37           --               432
   Other                                                                (70)           --             --             2,625
   Issued for cash in June and August 1995 ($.01 to $.05
            per share), less $41,644 in stock issuance costs     10,052,250           1,005           --           164,044
   Issued for services in 1995 ($.07 per share)                   2,009,000             201           --           148,799
   Convert notes payable in 1995 ($.15625 per share)                800,000              80           --           124,920
   Payment of note by affiliate in 1995                                --              --             --              --
   Issuable for cash in 1995 ($.125 to $.282 per share),
            417,500 shares                                             --              --           80,000            --
   Issuable in 1995 for services and additional consideration
            for loan ($.07 per share), 328,333 shares                  --              --           22,983            --
   Collection of receivable January 9, 1996                            --              --             --              --
   Shares previously subscribed issued in 1996                      568,333              57        (52,983)         52,926
   Issued for cash in 1996 ($.05 to $.25 per share)                  21,150               2           --             5,528
   Issuable for cash in 1996 ($.10 to $.20 per share),
            2,207,000 shares                                           --              --          396,500            --
   Issued for services in 1996 ($.07 to $.30 per share)           5,448,985             545           --         1,230,297
   Shares previously subscribed in 1996 issued in 1997            2,407,000             238       (446,500)        446,262
   Issued for cash in 1997 ($.10 per share)                      10,126,350           1,013           --         1,011,622
   Issued to related parties for loan guarantees and
            renewals in 1997 ($.10 per share)                    25,000,000           2,500           --         2,497,500
   Issued for services in 1997 ($.03 to $.17 per share)           9,276,398             928           --           815,072
   Issued for equipment in 1997 ($.10 per share)                  2,993,161             299           --           299,017
   Issued for conversion of debentures and                             --
            note payable in 1997 ($.09 and $.26 per share)          689,060              69           --           104,347
   Issued for vehicle in 1997 ($.10 per share)                      350,000              35           --            34,965
   Net loss for the periods                                            --              --             --              --
                                                               ------------    ------------   ------------    ------------

Balance at December 31, 1997                                     95,359,112           9,534           --         7,065,734

Unaudited:
   Issued for services ($.0867 to $.175 per share)                1,664,232             167           --           228,833
   Issued for conversion of debentures ($.0467 per share)         5,687,219             569           --           264,879
   Issued in lieu of interest ($.0867 to $.1603 per share)        1,116,666             112           --            72,388

   Net loss for the period                                             --              --             --              --
                                                               ------------    ------------   ------------    ------------

 Balance at June 30, 1998                                       103,827,229    $     10,382   $       --      $  7,631,834
                                                               ============    ============   ============    ============


-----------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) (continued)
-----------------------------------------------------------------------------------------------------------

                                                               Stockholder     Accumulated
                                                               Receivable        Deficit          Total
                                                               ----------        -------          -----

Inception July 21, 1988                                        $       --      $       --      $       --

   Issuance of common stock:
            June 1, 1989 for cash at $.00006 per share                 --              --               100
            June 30, 1990 for cash at $.03 per share                   --              --             9,000
            July 3, 1990 for cash at $.003 per share                   --              --             1,100
            50,000 to 1 stock split                                    --              --             4,900
            January and March 1991 for cash at
                     $.30074 per share from stock offering             --              --            59,280
   November 1, 1993 - deficit of acquired subsidiary                   --            (5,300)         (5,300)
   Acquisition of subsidiary                                           --              --             2,600
   Fair value of officer salary                                        --              --            20,000
   November 7, 1994, convert debt to equity
            at $.003 per share                                         --              --             7,923
   November 8, 1994, $.00125 per share:
            Note receivable from affiliate                          (25,000)           --              --
            Legal services                                             --              --               469
   Other                                                               --              --             2,625
   Issued for cash in June and August 1995 ($.01 to $.05
            per share), less $41,644 in stock issuance costs           --              --           165,049
   Issued for services in 1995 ($.07 per share)                        --              --           149,000
   Convert notes payable in 1995 ($.15625 per share)                (20,000)           --           105,000
   Payment of note by affiliate in 1995                              25,000            --            25,000
   Issuable for cash in 1995 ($.125 to $.282 per share),
            417,500 shares                                             --              --            80,000
   Issuable I 1995 for services and additional consideration
            for loan ($.07 per share), 328,333 shares                  --              --            22,983
   Collection of receivable January 9, 1996                          20,000            --            20,000
   Shares previously subscribed issued in 1996                         --              --              --
   Issued for cash in 1996 ($.05 to $.25 per share)                    --              --             5,530
   Issuable for cash in 1996 ($.10 to $.20 per share),
            2,207,000 shares                                           --              --           396,500
   Issued for services in 1996 ($.07 to $.30 per share)                --              --         1,230,842
   Shares previously subscribed in 1996 issued in 1997                 --              --              --
   Issued for cash in 1997 ($.10 per share)                            --              --         1,012,635
   Issued to related parties for loan guarantees and
            renewals in 1997 ($.10 per share)                          --              --         2,500,000
   Issued for services in 1997 ($.03 to $.17 per share)                --              --           816,000
   Issued for equipment in 1997 ($.10 per share)                       --              --           299,316
   Issued for conversion of debentures and
            note payable in 1997 ($.09 and $.26 per share)             --              --           104,416
   Issued for vehicle in 1997 ($.10 per share)                         --              --            35,000
   Net loss for the periods                                            --        (9,108,265)     (9,108,265)
                                                               ------------    ------------    ------------

Balance at December 31, 1997                                           --        (9,113,565)     (2,038,297)

Unaudited:
   Issued for services ($.0867 to $.175 per share)                     --              --           229,000
   Issued for conversion of debentures ($.0467 per share)              --              --           265,448
   Issued in lieu of interest ($.0867 to $.1603 per share)             --              --            72,500

   Net loss for the period                                             --          (970,308)       (970,308)
                                                               ------------    ------------    ------------

 Balance at June 30, 1998                                      $       --      $(10,083,873)   $ (2,441,657)
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


Note C - Loans from Consulting Firm

Through June 30, 1998, the Company borrowed a total of $126,051 on an unsecured basis from a Bolivian consulting engineering firm at 15% per annum with repayment due December 31, 1998.


Note D - Related Party Transactions

During the six months ended June 30, 1998, relatives of an officer loaned the Company a total of $114,816, with interest ranging from 12% to 24%.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Note E - Convertible Debenture

In April and May 1998,  the Company  issued a $250,000  ten percent  Convertible
Debenture to a foreign corporation which is convertible to common stock at the lesser of 50% of the OTC Bulletin Board average closing bid price for three days prior to notice or $.16 per share. The Debenture requires quarterly interest payments beginning June 30, 1998 and was due June 30, 1998. As of October 14, 1998, $125,000 of the Debenture had been funded. On October 15, 1998, the Debenture holder and the Company agreed to conversion of the $125,000 debenture plus accrued interest and penalty totaling $35,000 into 2,560,000 shares of common stock at a conversion rate of $.0625. In addition, the Company agreed to file a registration statement covering the issued shares within 90 days and granted the holder the right to purchase up to $200,000 of stock within 30 days of the effectiveness of the registration statement in the event additional securities are registered.