Form 10QSB
period 1998-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1998-12-31
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                                   (Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                               September 30, 1998

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

                         PART I-- FINANCIAL INFORMATION
                         ------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At September 30, 1998, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the third quarter of 1998, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for the Golden Eagle in meeting its obligations to pay its bills currently, and as of September 30, 1998, Golden Eagle was behind in its payment of salaries for employees of its Bolivian operations, as well as some of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of the third quarter of 1998 ($3,800,549) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation.

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

     Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. During the first quarter of 1998, Golden Eagle entered into an agreement with two related entities (which are not affiliated with Golden Eagle) to provide certain services to Golden Eagle on a non-exclusive basis. These services include introducing Golden Eagle to investment bankers and accredited investors. These services do not include the offer or sale of securities. Golden Eagle has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these services. During the third quarter of 1998, Golden Eagle continued to receive services from these two service-providers.

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

     To date, Golden Eagle has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. During 1997 Golden Eagle produced approximately 13,678 grams of gold, which it sold for approximately $126,000 (before payment of $25,000 in royalties). During the first quarter of 1998, Golden Eagle's operations in Bolivia produced post-royalty revenue of $11,800, during the second quarter, $12,779, and during the third quarter, $13,667, for a total through September 30, 1998, of $38,246. During 1997, and first three quarters of 1998, these revenues were all used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, Golden Eagle has not developed a formal mining plan, and there can be no assurance that any revenues received will exceed the expenses incurred.

     During the 1997 fiscal year (through December 31, 1997), Golden Eagle, through its Bolivian subsidiaries, completed a substantial amount of work on the Cangalli properties. These activities included ongoing rehabilitation and exploration of the Cangalli shaft, and exploration of several open-pit mining sites within the concession area. Shaft maintenance, as well as a small gold production from the shaft and its adits, continued throughout the third quarter of 1998. The most significant limitation on Golden Eagle during the third quarter was its ongoing inability to finance any significant operations, other than its overall exploration work, on the Cangalli property.

     Golden Eagle has no significant capital commitments other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period. As a result of meetings held with the president and general secretary of the UCL in Miami, Florida on December 14 and 15, 1998, Golden Eagle's president and corporate secretary committed to fulfill a pending obligation to the cooperative of $42,451 owing on the purchase of equipment from the cooperative and for royalties on production. In addition, Golden Eagle committed to the cooperative that it would finish paying any and all back obligations owed to workers and suppliers in the Cangalli district, within the first quarter of 1999, which amount is still pending an accounting from Golden Eagle's subsidiary in La Paz, Bolivia.

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

     Results of Operations
     ---------------------

     Golden Eagle's operations in the third quarter of 1998 resulted in significant losses and negative cash flow. Notwithstanding the limited amount of revenues generated from mining operations ($13,667 in post-royalty revenues in the third quarter of 1998), Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), stock issuances and debenture arrangements to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the third quarter of 1998 compared with the same period in 1997, as well as some cumulative numbers for the first nine months of 1998 compared to the same period in 1997:

     Golden Eagle incurred operating expenses totaling $409,522 in the third quarter of 1998, as compared to $788,940 during that same period in 1997, a decrease of 48%. The nine month comparison of total costs and operating expenses in 1998, of $1,220,155 compares with $1,300,614 in 1997, a 6% decrease. This decrease is attributable to elevated costs and expenses associated with mounting two open pit operations, Cueva Playa high terrace and Cueva Playa beach terrace, in the third quarter of 1997. Golden Eagle's subsidiary experienced substantial fine gold losses and discontinued those operations during the fourth quarter of 1997 and the first quarter of 1998, while a metallurgical consultant studied the problem. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($395,855) in the third quarter of 1998 and ($752,672) for the comparable period in 1997, a decrease of 47%. The nine months ended September 30, 1998, with a total operating loss of ($1,181,909), likewise reflected a 7% decrease when compared to the same nine month period in 1997, or ($1,264,346). The difference results from the same factors as described above, i.e., increased 1997 third quarter activity in opening the Cueva Playa.

     As of September 30, 1998 Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $798,604 (Golden Eagle's president, as well as Golden Eagle's secretary/treasurer, were not paid any salary during the first three quarters of 1998; neither Golden Eagle's president nor the secretary/treasurer has been paid any compensation subsequently during 1998, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.)

     Golden Eagle's costs and operating expenses for third quarter of 1998 decreased substantially as to general and administrative expenses, totaling $339,402 compared to $629,212 during the same period in 1997, a 46% decrease. The same rationale applies as was explained above regarding overall operating expenses in the third quarter of 1997. Third quarter 1998 exploration expenses of $39,082 decreased 67% when compared to third quarter 1997 exploration expenses of $117,873 (see following paragraph). Depreciation remained relatively constant in the third quarter at $31,038, down from $41,855 in 1997, representing a decrease of 26%.

     During 1997, due to uncertainties regarding the recoverability of Golden Eagle's investment in the Bolivian prospect (the uncertainty regarding reserves), Golden Eagle elected to write-down $873,462 of costs previously capitalized, including $470,853 which were incurred in 1996. As of December 31, 1997, through September 30, 1998, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $813,529 for mining equipment.

     Golden Eagle incurred interest expense in the third quarter and for the nine months ended September 30, 1998 of $16,118 and $203,434, respectively, a decrease of 56% for the three month period and an increase of 108% for the nine month period, as compared to 1997. The increased amount of operating loans during the course of 1998, and the issuance of 558,353 shares of common stock in lieu of $72,500 cash for interest (in the first quarter), led to this escalation. This increased interest cost will continue, and probably rise significantly, during the balance of 1998 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the third quarter of 1998 of ($411,293), or $(.004) per share, compared to its net loss during the same period of 1997 of ($787,134), or $(.009) per share, a decrease of 48% and 56% per share, respectively. Golden Eagle anticipates that the trend of net losses will continue through the balance of 1998, as it invests further in exploration on its Cangalli prospect and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1995, 1996, or 1997, and was not impacted during the third quarter of 1998. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

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

     While Golden Eagle believes, based on public reports and some notifications they have received, that the outside facilities in the United States and Bolivia are or will be Y2K compliant, Golden Eagle has no other basis for determining their compliance. The operations of Golden Eagle would be significantly and adversely affected if any of these outside facilities in the United States or Bolivia are adversely affected by the millennium change or by other issues related to Y2K.


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

                                        GOLDEN EAGLE INTERNATIONAL, INC.
                                        -------------------------------
                                        (Golden Eagle)

     December 31, 1998
                                        by: /s/ Terry C. Turner
                                           -------------------------------------
                                           Terry C. Turner, President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Golden Eagle and in the capacities and on the dates indicated.

                                        GOLDEN EAGLE INTERNATIONAL, INC.
                                        --------------------------------


     December 31, 1998
                                        by: /s/ Terry C. Turner
                                           -------------------------------------
                                           Terry C. Turner,
                                           Director and Principal Executive
                                           Officer

     December 31, 1998
                                        by: /s/ Mary A. Erickson
                                           -------------------------------------
                                           Mary A. Erickson,
                                           Director, Principal Financial Officer
                                           and Principal Accounting Officer
                                       7

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

Consolidated Statement of Cash Flows                                      F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4 - F-5

Notes to Consolidated Financial Statements                                F-6

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                       1998             1997
                                                       ----             ----
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                            $     25,365    $     72,157
   Prepaid expense and other costs                       10,062           5,658
   Income tax refund receivable                            --             8,946
                                                   ------------    ------------
            Total current assets                         35,427          86,761
                                                   ------------    ------------

PROPERTY AND EQUIPMENT
   Mining equipment                                     813,529         813,529
   Acquisition cost of mining prospect                  100,000         100,000
   Vehicles                                              59,796          94,796
   Office equipment                                      45,933          45,933
                                                   ------------    ------------
                                                      1,019,258       1,054,258
   Less accumulated depreciation                       (158,836)        (70,389)
                                                   ------------    ------------
                                                        860,422         983,869
                                                   ------------    ------------

OTHER ASSETS
   Advance royalties                                     76,902          71,914
   Deposits                                              52,275          38,775
                                                   ------------    ------------
                                                        129,177         110,689
                                                   ------------    ------------

                                                   $  1,025,026    $  1,181,319
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank loan payable, current maturities           $  1,000,000    $       --
   Loans from related parties                           998,921         946,819
   Convertible debentures                               135,000         268,500
   Other notes payable                                  367,962           7,276
   Accounts payable                                     249,180         191,635
   Payable to related parties                            64,549         128,361
   Accrued compensation and taxes                       798,604         533,085
   Accrued interest payable                             173,402         101,944
   Other accrued liabilities                             48,358          41,996
                                                   ------------    ------------
            Total current liabilities                 3,835,976       2,219,616
                                                   ------------    ------------

BANK LOAN PAYABLE, less current maturities                 --         1,000,000
                                                   ------------    ------------

            Total liabilities                         3,835,976       3,219,616
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $.01 per share;
      shares authorized 10,000,000; none issued            --              --
   Common stock, par value $.0001 per share;
      authorized 800,000,000 shares; issued and
      outstanding 103,991,063 and 95,359,112
      shares, respectively                               10,398           9,534
   Additional paid-in capital                         7,673,818       7,065,734
   Deficit accumulated during the development stage (10,495,166)     (9,113,565)
                                                   ------------    ------------
            Total stockholders' (deficit)            (2,810,950)     (2,038,297)
                                                   ------------    ------------
                                                   $  1,025,026    $  1,181,319
                                                   ============    ============

                                      F-1
See accompanying notes.


------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       July 21, 1988
                                                                                                                        (Inception)
                                                         Three Months Ended                Nine Months Ended              Through
                                                           September 30,                     September 30,             September 30,
                                                       1998             1997             1998             1997             1998
                                                       ----             ----             ----             ----             ----


REVENUES                                          $      13,667    $      36,268    $      38,246    $      36,268    $     139,705

COSTS AND OPERATING COSTS
   General and administration                           339,402          629,212          963,632        1,135,469        5,828,419
   Exploration                                           39,082          117,873          163,409          117,873          839,856
   Depreciation                                          31,038           41,855           93,114           47,272          152,240
                                                  -------------    -------------    -------------    -------------    -------------

            Total costs and operating expenses          409,522          788,940        1,220,155        1,300,614        6,820,515
                                                  -------------    -------------    -------------    -------------    -------------

OPERATING (LOSS)                                       (395,855)        (752,672)      (1,181,909)      (1,264,346)      (6,680,810)
                                                  -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (16,118)         (36,499)        (203,434)         (97,969)        (494,563)
   Interest income                                            2              161              846              175           14,492
   Loss on sale and retirement of equipment                --               --             (2,758)            --            (20,072)
   Loan financing costs, net                               --               --                          (2,475,000)      (2,475,000)
   Write-down of mining prospect                           --               --               --                            (873,462)
   Gain on marketable securities                           --               --               --                             124,336
   Commissions                                             --               --               --                               6,708
   Write off advances to Mineral Mountain
      Mining Co.                                           --                                                               (78,000)
   Write off loan to investment advisor                    --               --               --               --            (15,000)
   Other income                                             678            1,876            5,654             --             21,795
   Other expenses                                          --               --               --             (2,208)         (20,290)
                                                  -------------    -------------    -------------    -------------    -------------

            Total other income (expense)                (15,438)         (34,462)        (199,692)      (2,575,002)      (3,809,056)
                                                  -------------    -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                 $    (411,293)   $    (787,134)   $  (1,381,601)   $  (3,839,348)   $ (10,489,866)
                                                  =============    =============    =============    =============    =============


BASIC EARNINGS (LOSS) PER SHARE                   $       (.004)   $       (.009)   $       (.014)   $       (.052)   $       (.435)
                                                  =============    =============    =============    =============    =============

WEIGHTED AVERAGE SHARES                             103,370,424       87,666,154      101,563,487       73,472,805       24,104,559
                                                  =============    =============    =============    =============    =============

                                      F-2
See accompanying notes.



-------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                             July 21, 1988
                                                                    Nine Months Ended        (Inception) to
                                                                      September 30,           September 30,
                                                                  1998            1997            1998
                                                                  ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $ (1,381,601)   $ (3,839,348)   $(10,489,866)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Stock issued for services                                271,000         220,000       2,492,919
         Stock issued in lieu of interest                          79,448          27,271         106,719
         Stock issued for loan pledges and renewals                             2,500,000       2,500,000
         Depreciation expense                                      93,114          76,212         152,240
         Loss on retirement of equipment and other                  2,758           5,170           8,235
         Write-down of mining prospect                               --              --           873,462
         Write off advances to Mineral Mountain Mining Co.           --              --            78,000
         Write off loan to investment advisor                        --              --            15,000
         Fair value of officer salary expensed                       --              --            20,000
         Loss (gain) from investments                                --              --          (114,670)
      Changes in operating assets and liabilities:
         Prepaid expense and other costs                           (4,404)        (62,276)        (10,062)
         Income tax refund receivable                               8,946            --              --
         Payables and accrued liabilities                         337,072         134,588       1,334,093
                                                             ------------    ------------    ------------
   Net cash flows (used for) operating activities                (593,667)       (938,383)     (3,033,930)
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                              --          (731,595)     (1,602,432)
   Advance royalties                                               (4,988)       (170,127)        (76,902)
   Deposits                                                       (13,500)          1,000         (53,775)
   Proceeds from investments sales                                   --              --           184,380
   Advances to Mineral Mountain Mining Co.                           --              --           (78,000)
   Loan to investment advisor                                        --              --           (15,000)
   Purchase of investment securities                                 --              --           (59,478)
   Purchase of subsidiary (net of cash acquired)                     --              --            (2,700)
                                                             ------------    ------------    ------------
   Net cash flows from (used for) investing activities            (18,488)       (900,722)     (1,703,907)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loan                                           --         1,000,000       1,000,000
   Loans from related parties                                     106,677          92,050       1,537,886
   Repayments of loans from related parties                       (27,000)       (227,141)       (458,376)
   Proceeds from other notes payable                              360,686            --           500,244
   Repayments of other notes payable                                 --           (37,770)        (69,146)
   Proceeds from convertible debentures                           125,000            --           413,500
   Common stock issued                                               --         1,012,635       1,902,158
   Stock issuance costs                                              --              --           (63,064)
   Net cash flows from financing activities                       565,363       1,839,774       4,763,202
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                   (46,792)            669          25,365
CASH - BEGINNING OF PERIOD                                         72,157          11,741            --
                                                                             ------------    ------------
CASH - END OF PERIOD                                         $     25,365    $     12,410    $     25,365
                                                             ============    ============    ============

                                      F-3
See accompanying notes.



------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Common        Additional
                                                                            Common Stock             Stock          Paid-in
                                                                       Shares          Amount       Issuable        Capital
                                                                       ------          ------       --------        -------

Inception July 21, 1988                                                    --      $       --     $       --      $       --

   Issuance of common stock:
            June 1, 1989 for cash at $.00006 per share                1,666,665             167           --               (67)
            June 30, 1990 for cash at $.03 per share                    300,000              30           --             8,970
            July 3, 1990 for cash at $.003 per share                    366,665              37           --             1,063
            50,000 to 1 stock split                                        --              --             --             4,900
            January and March 1991 for cash at
                     $.30074 per share from stock offering              268,335              27           --            59,253
   November 1, 1993 - deficit of acquired subsidiary                       --              --             --              --
   Acquisition of subsidiary                                               --              --             --             2,600
   Fair value of officer salary                                            --              --             --            20,000
   November 7, 1994, convert debt to equity
            at $.003 per share                                        2,640,830             264           --             7,659
   November 8, 1994, $.00125 per share:
            Note receivable from affiliate                           20,000,000           2,000           --            23,000
            Legal services                                              375,000              37           --               432
   Other                                                                    (70)           --             --             2,625
   Issued for cash in June and August 1995 ($.01 to $.05
            per share), less $41,644 in stock issuance costs         10,052,250           1,005           --           164,044
   Issued for services in 1995 ($.07 per share)                       2,009,000             201           --           148,799
   Convert notes payable in 1995 ($.15625 per share)                    800,000              80           --           124,920
   Payment of note by affiliate in 1995                                    --              --             --              --
   Issuable for cash in 1995 ($.125 to $.282 per share),
            417,500 shares                                                 --              --           80,000            --
   Issuable in 1995 for services and additional consideration
            for loan ($.07 per share), 328,333 shares                      --              --           22,983            --
   Collection of receivable January 9, 1996                                --              --             --              --
   Shares previously subscribed issued in 1996                          568,333              57        (52,983)         52,926
   Issued for cash in 1996 ($.05 to $.25 per share)                      21,150               2           --             5,528
   Issuable for cash in 1996 ($.10 to $.20 per share),
            2,207,000 shares                                               --              --          396,500            --
   Issued for services in 1996 ($.07 to $.30 per share)               5,448,985             545           --         1,230,297
   Shares previously subscribed in 1996 issued in 1997                2,407,000             238       (446,500)        446,262
   Issued for cash in 1997 ($.10 per share)                          10,126,350           1,013           --         1,011,622
   Issued to related parties for loan guarantees and
            renewals in 1997 ($.10 per share)                        25,000,000           2,500           --         2,497,500
   Issued for services in 1997 ($.03 to $.17 per share)               9,276,398             928           --           815,072
   Issued for equipment in 1997 ($.10 per share)                      2,993,161             299           --           299,017
   Issued for conversion of debentures and                                 --
            note payable in 1997 ($.09 and $.26 per share)              689,060              69           --           104,347
   Issued for vehicle in 1997 ($.10 per share)                          350,000              35           --            34,965
   Net loss for the periods                                                --              --             --              --
                                                                   ------------    ------------   ------------    ------------

Balance at December 31, 1997                                         95,359,112           9,534           --         7,065,734

Unaudited:
         Issued for services ($.0867 to $.175 per share)              1,828,066             183           --           270,817
         Issued for conversion of debentures ($.0467 per share)       5,687,219             569           --           264,879
         Issued in lieu of interest ($.0867 to $.1603 per share)      1,116,666             112           --            72,388

         Net loss for the period                                           --              --             --              --
                                                                   ------------    ------------   ------------    ------------

 Balance at September 30, 1998                                      103,991,063    $     10,398   $       --      $  7,673,818
                                                                   ============    ============   ============    ============

--------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------------------------------------

                                                                   Stockholder     Accumulated
                                                                   Receivable        Deficit          Total
                                                                   ----------        -------          -----

Inception July 21, 1988                                            $       --      $       --      $       --

   Issuance of common stock:
            June 1, 1989 for cash at $.00006 per share                     --              --               100
            June 30, 1990 for cash at $.03 per share                       --              --             9,000
            July 3, 1990 for cash at $.003 per share                       --              --             1,100
            50,000 to 1 stock split                                        --              --             4,900
            January and March 1991 for cash at
                     $.30074 per share from stock offering                 --              --            59,280
   November 1, 1993 - deficit of acquired subsidiary                       --            (5,300)         (5,300)
   Acquisition of subsidiary                                               --              --             2,600
   Fair value of officer salary                                            --              --            20,000
   November 7, 1994, convert debt to equity
            at $.003 per share                                             --              --             7,923
   November 8, 1994, $.00125 per share:
            Note receivable from affiliate                              (25,000)           --              --
            Legal services                                                 --              --               469
   Other                                                                   --              --             2,625
   Issued for cash in June and August 1995 ($.01 to $.05
            per share), less $41,644 in stock issuance costs               --              --           165,049
   Issued for services in 1995 ($.07 per share)                            --              --           149,000
   Convert notes payable in 1995 ($.15625 per share)                    (20,000)           --           105,000
   Payment of note by affiliate in 1995                                  25,000            --            25,000
   Issuable for cash in 1995 ($.125 to $.282 per share),
            417,500 shares                                                 --              --            80,000
   Issuable I 1995 for services and additional consideration
            for loan ($.07 per share), 328,333 shares                      --              --            22,983
   Collection of receivable January 9, 1996                              20,000            --            20,000
   Shares previously subscribed issued in 1996                             --              --              --
   Issued for cash in 1996 ($.05 to $.25 per share)                        --              --             5,530
   Issuable for cash in 1996 ($.10 to $.20 per share),
            2,207,000 shares                                               --              --           396,500
   Issued for services in 1996 ($.07 to $.30 per share)                    --              --         1,230,842
   Shares previously subscribed in 1996 issued in 1997                     --              --              --
   Issued for cash in 1997 ($.10 per share)                                --              --         1,012,635
   Issued to related parties for loan guarantees and
            renewals in 1997 ($.10 per share)                              --              --         2,500,000
   Issued for services in 1997 ($.03 to $.17 per share)                    --              --           816,000
   Issued for equipment in 1997 ($.10 per share)                           --              --           299,316
   Issued for conversion of debentures and
            note payable in 1997 ($.09 and $.26 per share)                 --              --           104,416
   Issued for vehicle in 1997 ($.10 per share)                             --              --            35,000
   Net loss for the periods                                                --        (9,108,265)     (9,108,265)
                                                                   ------------    ------------    ------------

Balance at December 31, 1997                                               --        (9,113,565)     (2,038,297)

Unaudited:
         Issued for services ($.0867 to $.175 per share)                   --              --           271,000
         Issued for conversion of debentures ($.0467 per share)            --              --           265,448
         Issued in lieu of interest ($.0867 to $.1603 per share)           --              --            72,500

         Net loss for the period                                           --        (1,381,601)     (1,381,601)
                                                                   ------------    ------------    ------------

 Balance at September 30, 1998                                     $       --      $(10,495,166)   $ (2,810,950)
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

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results for the remainder of 1998.


Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).


Note C - Loans from Consulting Firm

Through September 30 1998, the Company borrowed a total of $360,686 on an unsecured basis from a Bolivian consulting engineering firm at 15% per annum with repayment due December 31, 1998.


Note D - Related Party Transactions

During the nine months ended September 30, 1998, relatives of an officer loaned the Company a total of $106,677, with interest ranging from 12% to 24%.

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