Form 10KSB
period 1998-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1999-04-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

                               December 31, 1998.

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                         Commission file number 0-23726


                        GOLDEN EAGLE INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Colorado                                          84-1116515
------------------------                     -----------------------------------
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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.                     [ X ] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
thereto.                                                                     [ ]

Issuer's revenues for its most recent fiscal year:                      $52,471

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of April 9, 1999 was approximately $16,351,204. The estimate is based on the last sale price per share ($.25 on April 9, 1998) and 65,404,818 shares estimated to be held by non-affiliates.

At December 31, 1998, there were 109,217,885 shares of common stock outstanding.

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

     In 1996, Registrant, through EMB, acquired mineral properties in Bolivia, South America, which are prospectively valuable for gold (referred to herein as the "Cangalli properties"). The properties have no established reserves, but a significant amount of mineralization has been identified. The exploration work and property investigations which Registrant has accomplished on the Cangalli properties are described in more detail in Item 1(b), below. Registrant's subsidiary has achieved no significant operating revenues from these properties, although it did produce approximately 13,678 grams of gold (with a value of approximately $126,000 [before royalty payments]) from exploratory operations during 1997, and approximately 7,000 grams of gold in 1998 with an approximate value (before royalty payments) of $65,030. (Hereinafter, all references to Registrant's holding subsidiary, "EMB", or its operating subsidiary, "GEBM", or Golden Eagle International, Inc., shall all be referred to as "Registrant," unless specific references to Registrant or its subsidiaries are called for.)

     Registrant's majority-owned subsidiary, GEBM, continued through 1998, and to the date of the filing of this report, as the operator of the Cangalli shaft and surface operations. GEBM, at one point during 1997, had 106 employees; however, at December 31, 1998, Registrant's majority-owned subsidiary, GEBM, employed 42 personnel including its president, one purchasing agent, one secretary, one accountant, and one administrative assistant in the administrative offices in La Paz, Bolivia. The remaining personnel were employed in the mine offices and shops in Cangalli, Bolivia, and consisted of one mining engineer/mine superintendent, one geologist, one mechanical engineer, one topographer, one mine accountant, two warehouse supervisors, one personnel manager, two shift foremen, and 27 miners, including drillers, muckers, hoist operators, and other essential support personnel. GEBM, and its sister subsidiary, EMB, share a suite of offices, consisting of 2,500 square feet, with Registrant in the La Paz city center business district.

     Prior to acquiring the contract mining rights on the 11 concessions comprising 2,004 hectares (4,952 acres) constituting the Cangalli properties in 1996, Registrant attempted to acquire several properties within the United States. These U.S. properties were not acquired, in part, because Registrant's due diligence investigation did not support the representations made to Registrant by the property owners.

     In 1997, Registrant entered into an agreement with a non-affiliated La Paz, Bolivia company to provide certain services to Registrant on a non-exclusive basis. These services include performing the necessary studies for, and making recommendations regarding, the following: an environmental impact statement; topographical studies; appropriate production methods for the Cangalli deposit; current mining on the Cangalli deposit; earth-moving equipment; fine gold recovery systems on plants; relocation of tailings and dumps; industrial security; interfacing with and supporting the community; the executed investments to date; production costs; administrative systems; mine personnel; inventory control; future acquisitions and project growth; and public relations activities in Bolivia and, where warranted, in the United States regarding Bolivian activities. These services do not include the offer or sale of securities. Registrant paid this entity a total of $400,000 in shares of Registrant's restricted common stock as a fee for these services.

     In 1998, Registrant entered into an agreement with two related entities (which are not affiliated with Registrant) to provide certain services to Registrant on a non-exclusive basis. These services include introducing Registrant to investment bankers and accredited investors. These services do not include the offer or sale of securities. Registrant has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these services. In addition, in the first quarter of 1999, Registrant agreed in principle to pay these same entities a total of an additional 1,500,000 shares of its restricted common stock as a fee for similar services to be rendered during 1999, with the addition of public relations activities included in the new agreement.

     On May 7,  1998,  the SEC  filed a  civil  action  (SEC  vs.  Golden  Eagle
International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Registrant; Registrant's former president, (who resigned in May of 1996); Registrant's current secretary/treasurer and a director, Registrant's former public relations firm (which had not performed work for Registrant since before May 1996); and two individuals, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's complaint were that Registrant and the individuals involved had issued press releases which were false and misleading in an attempt to hype the value of Registrant's stock.

     On  November  14,  1998,  the  SEC  filed  an  Amended   Complaint  in  the
above-referenced action, alleging that Registrant and its president had inadequate basis for making the May 22, 1998, press release regarding a geological report Registrant had received from an independent geophysicist and mining engineer.

     In February 1999, Registrant entered into a Consent and Undertaking, neither admitting nor denying any of the allegations in the SEC's action, but resolving any and all issues as to the SEC's Complaint and Amended Complaint as they relate to Golden Eagle International, Inc., by agreeing to the issuance of a Permanent Injunction not to violate certain securities laws in the future. Pursuant to that Consent and Undertaking, on March 4, 1999, the Federal District Court for the District of Colorado entered a Final Judgment of Permanent Injunction ordering Registrant not to violate certain securities laws in the future. Registrant was not assessed any civil or monetary penalty. Although Registrant has resolved the SEC's allegations against it, other defendants remain in the civil action, including two current officers and directors, as well as a former officer and director. Negotiations are currently underway for the settlement of the allegations against the remaining defendants, but those individuals have denied any wrongdoing which may be actionable under federal securities laws.

     As noted, the future conduct of Registrant's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Registrant will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Registrant's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this annual report, and the other risks associated with start-up mineral exploration operations. It is important that each person reviewing this report understands the significant risks attendant to Registrant's operations and that of its subsidiaries. As noted, the future conduct of Registrant's business and its subsidiaries is dependent upon a number of factors, and there can be no assurance that any of these companies will be able to conduct its operations as contemplated herein. Registrant disclaims any obligation to update any forward-looking statement made herein.

(b)  BUSINESS OF ISSUER

     The Cangalli Properties
     -----------------------

     In October 1995, Registrant began reviewing potential mining opportunities in Bolivia. A site visit to the Tipuani River Basin (approximately 100 miles north of the Bolivian capital of La Paz) followed in December, 1995, with Registrant's representatives traveling to Cangalli, approximately two kilometers down river from the Tipuani township. Included in the expedition was an independent geologist hired to evaluate the Cangalli area. This consultant reported that the area merited further study

     Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 Registrant, through GEBM, entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative. This contract included the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (4,952 acres) for a 25-year period with an option for an additional 25 years. While binding according to Registrant's counsel in Bolivia, this contract was not "protocolized" (recorded) with the Bolivian Notary of Mines. Registrant then formed a new majority-owned Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to hold the concession interests. EMB assumed the contract rights with UCL, renegotiated the contract with UCL, and caused the renegotiated contract to be protocolized with the Notary of Mines in La Paz on November 11, 1996. As renegotiated, the UCL contract provides for a gross royalty interest of 18% in gold production to UCL. It also imposed certain work obligations, which Registrant asserts have been fulfilled:

     * completion of first-phase exploration and the opening of one work front (in addition to the Cangalli shaft) by April 20, 1997 (the contract called for the opening, but not the sustained operation, of this work front);

     * opening of two additional work fronts by December 6, 1997 (the contract called for the opening, but not the sustained operation, of these work fronts);

     * investing a minimum of $3 million in the project (no specific term, other than the 25-year life of the contract, was fixed to fulfill this obligation); and

     * providing to UCL $200,000 for reduction of UCL's prior obligations, including $100,000 in the form of a loan, or advanced royalty payment (which is repayable out of production), and $100,000 in the form of a grant, or land-right acquisition payment. This $200,000 obligation has been met.

     History of the Tipuani/Cangalli District of Bolivia
     ---------------------------------------------------

     Note: Registrant has relied upon an independent geological consulting firm and historical information for the following history, and cannot assure its accuracy.

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

     After many hardships and loss of life, the Spaniards re-started their mining attempts from 1562 to 1566 at Roman Playa on the Tipuani River. Great amounts of gold were produced. The use of iron tools and gunpowder for mining was inaugurated about 1571. In 1602, the Spaniards reached the site where the town of Tipuani now stands (2 km upriver from Cangalli). For the first time, they met Portuguese expeditions in search of gold advancing up the Amazon tributaries from Brazil. During the years thereafter, several pitched battles were waged over these goldfields between the Spanish and Portuguese, and one was fought on the current site of the Cangalli township. In 1620, workers were imported from Brazil into the Bolivian goldfields as large fortunes were being made with great success. In 1780, the revolt of mitayos, or slave workers, stopped the mining in the area for a few years.

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

     Registrant's Operations
     -----------------------

     Working Capital Shortages. Although the operations in Bolivia are carried on through Registrant's majority-owned subsidiaries, the financing of those operations is solely dependent on Registrant's ability to provide capital resources. From November 1997 through the date of the filing of this report, Registrant experienced significant cash shortages in its operating funds. During January 1997, Registrant negotiated a one-time, short-term bridge loan for $240,000 from a Texas bank. On March 6, 1997, this same Texas bank agreed to loan Registrant $1 million pursuant to a revolving line of credit. This loan is guaranteed by affiliates. (See, "Certain Relationships and Related Transactions," Item 12.) The first proceeds from the revolving line of credit were used to retire the short-term bridge loan. In addition, Registrant paid its interest payments on the revolving line of credit during 1997, and subsequently through the filing of this report. This line of credit has been renewed and is due June 1, 1999; there are, however, no further funds that can be advanced under this line of credit. As a result of these capital shortages, Registrant has been forced to issue Registrant's restricted common stock in private placements as compensation to some employees and consultants, as well as for equipment. These issuances do result in dilution to current and future shareholders. Registrant continues to require working capital and is not likely to receive any significant cash flow from operations in the foreseeable future. It is not likely that any unaffiliated party will advance debt to Registrant on commercial terms. Thus, Registrant may have to continue financing its operations through the sale of equity if it can do so in accordance with all legal requirements on terms acceptable to the Board of Directors. (See, "Management's Discussion and Analysis," Part II, Item 6, for further information regarding Registrant's liquidity shortages and capital requirements.)

     Registrant's operations and future planning, based on the foregoing discussion, is limited to, and by, its ability to raise financing through equity funding. Continued rehabilitation and maintenance of the Cangalli shaft, which is a necessary component of Registrant's future operations, is dependent upon this equity funding. Future projections for open pit operations on Chaco Playa (the accumulated tailings from the decades-old Chaco face booming operations), as well as the Chaco face, again, are dependent on its ability to raise additional financing. Registrant cannot assure that market confidence will enable the Registrant to raise needed additional debt or equity financing on reasonable terms for further exploration, operations, and plant construction capital.

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

     During the 1997 fiscal year (through December 31, 1997), Registrant, through its Bolivian subsidiaries, completed a substantial amount of work on the Cangalli properties. These activities included ongoing rehabilitation and exploration of the Cangalli shaft, and exploration of several open-pit mining sites within the concession area. Some of this work continued during early 1998, but two material factors affected work on the property during the latter part of 1997 and early 1998:

     * The "El Nino" world-wide weather phenomenon which resulted from warmer water temperatures in the Pacific Ocean off the coast of South America. The impacts of "El Nino" included substantial increases in rainfall over the normal precipitation received during the Bolivian rainy season. The super-saturation of the soil in the Tipuani River Basin caused a mudslide in the town of Mokotoro, 15 kilometers upriver from the Cangalli properties, which resulted in over 60 deaths. The extremely wet weather caused Registrant to reduce mining operations and to implement costly de-watering and mine timber replacement measures in the Cangalli shaft.

     * Registrant's inability to finance any significant operations, other than its overall exploration work, on the property in 1998. (See, "Management's Discussion and Analysis," Part II, Item 6, below.)

     In 1997 and 1998, Registrant projected that its subsidiary, GEBM, would enter into commercial scale production. To date, Registrant's gold production has primarily been the product of its exploration work on the properties, as well as unsuccessful attempts at mounting commercial open-pit operations. While the Bolivian subsidiary did produce small quantities of gold, overall production during 1998 did not reach the goal of commercial production. Management concluded that fine gold recovery losses were the primary cause of the failure to achieve a greater level of production. In response, at the end of the fourth quarter of 1997, through 1998, Registrant contracted Bolivian and American metallurgists to study the losses and design a circuit which would solve the problem. Management expects that the Bolivian operations will continue to experience fine gold losses until the installation of fine gold recovery circuits on Registrant's metallurgical plants can be accomplished on the Cangalli properties. These fine gold losses might jeopardize the profitability of those operations, and therefore, Registrant's economic viability.

     Due to these technical and financial issues on staging its own operations, Registrant's management projected that within the fourth quarter of 1998, or within the first quarter of 1999, Registrant would have the initial geological report from its current consulting firm, evaluating its Cangalli gold deposit. Registrant set having this report in hand as one of its criteria for inviting intended joint venture partners onto the Cangalli properties. The delay in receiving this report has delayed any negotiations with other potential joint venture partners. Registrant cannot assure that any potential joint venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with Registrant.

     Registrant's management was desirous of firming up other strategic issues before inviting potential joint venture partners onto its Cangalli properties. Foremost among these other strategic moves, Registrant's management began implementing a program of land acquisition during the fourth quarter of 1998 through the first quarter of 1999, which included negotiating the ownership of the Cangalli properties currently under Registrant's contractual control (thereby extinguishing the 18% UCL royalty and eliminating the "cooperative risk" factor explained below under "Business Atmosphere"), as well as acquiring surrounding properties in the Paleo-Tipuani Trend. Meetings scheduled in mid-April 1999 between an appointed negotiating committee from UCL and Registrant's management will strive to resolve pending issues for acquiring UCL's interest in the Cangalli properties. Registrant cannot assure that these meetings will produce a positive result for Registrant; however, these negotiations have been advanced in previous meetings with UCL's leadership and general membership. The completion of any acquisition by Registrant of the surrounding properties or the UCL interests is subject to the availability of adequate financing, of which there can be no assurance.

     Registrant also cannot assure that its current surrounding land acquisition program will be successful in acquiring all, or even many, of the significant land holdings in the Paleo-Tipuani Trend. Nevertheless, Registrant's management believes that it is essential, from various strategic perspectives, to begin these acquisitions and the formal legal proceedings required by Bolivian law to perfect titles on these properties.

     Any shareholder, or potential shareholder, should carefully weigh the foregoing highly significant factors and the other factors described in this annual report (including, without limitation, volatility of commodity prices, environmental risks associated with mining activities, and the economic risks associated with doing business in South America) in any investment decision regarding Registrant's common stock. As a result of these factors, however, Registrant continues to be a development stage company as that term is defined in SFAS No. 7, which has not yet produced minerals in commercial quantities.

     Investigations by Independent Consultants. To evaluate its conclusions regarding the prospective value of the Cangalli properties, Registrant retained Mr. Guido Paravicini, Eng., M.A., an independent Bolivian mining engineer and geophysicist. Commencing in December 1996, Mr. Paravicini carried out a review of the geological literature relevant to the Tipuani Mining District in which the Cangalli concessions are located. In addition, Mr. Paravicini, and his team of exploration field geologists, samplers, panners, and other auxiliary personnel, conducted field studies and sampling. Mr. Paravicini's recommendations in his reports of January and April, 1997 included additional exploration and confirmation work which would be required to further establish the mineralization. In July 1997, Mr. Paravicini and his team of exploration field geologists began a sampling and geological mapping program on the Cangalli property. As reported, Mr. Paravicini's initial results underscored two principle points regarding the Cangalli properties:

     * first, that the Cangalli property continued to show very promising sampling results;

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

     On October 7, 1998, Registrant entered into a consulting agreement with Behre Dolbear & Co., Inc. ("BD&C") of Denver, Colorado, an internationally-known consultant to the minerals industry. BD&C agreed to make a site visit to Golden Eagle's Cangalli, Bolivia prospects and attempt to confirm the presence of gold at a limited number of sites to determine the suitability of areas of the prospect for further exploration and, based on the results of the foregoing efforts, generate a work plan which, if successful, would enable Registrant to identify sufficient resources on the Cangalli property for mining. Registrant previously reported the results of work by other consultants, but concluded that the techniques used by those other consultants were insufficient to justify the calculations made.

     BD&C completed its first-phase field evaluation on certain designated target areas within Registrant's Cangalli gold deposit in October 1998. BD&C advised Golden Eagle that its field geologist confirmed the existence of gold mineralization on Registrant's properties. The work BD&C has performed to date confirms Registrant's management's initial conclusion that earlier studies had focused on too broad an area within the property and that a greater likelihood of success could be realized by Registrant focusing on smaller target areas for more extensive sampling and analysis.

     In mid-February, 1999, BD&C carried out a further site review and additional analysis on Registrant's Cangalli properties. As a result of BD&C's investigation to date, BD&C is now working with Registrant's management to identify target areas for more extensive sampling with the intent of identifying sufficient resources to be considered for future possible mines.

     BD&C has emphasized to Registrant that it is not in a position, at this time, to confirm third party estimates or to make its own estimates of existing or potential reserves or resources which the property may contain. BD&C's report on its field work done in October 1998 and February 1999 is pending as of the date of the filing of this report.

     Management Experience. Registrant's management has only limited experience in mining operations and no experience in large-scale underground or surface mining operations. Rene Velasquez, a Bolivian national who is president and CEO of Registrant's operating and holding subsidiaries, has over 26 years of experience operating small open-pit mining operations in the Tipuani River Basin. Mr. Velasquez successfully operated an open-pit operation at Cangalli, Bolivia for several years in the 1980's for other, unaffiliated companies, when the particular gold deposit he and his company were working was deemed to have been exhausted. In addition, Terry C. Turner, Registrant's President and Chairman, has 16 years of mining administration, exploration and legal experience in Bolivia. In June 1997, Registrant formed a Technical Advisory Board to assist management in analyzing the data being assembled relating to the Cangalli properties. The members of the Technical Advisory Board, all experienced executives formerly with major mining companies, are described in more detail under "Management," Part III, Item 9, below.

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

     Weather, access, and remoteness issues (in general as they apply to Bolivia and the Tipuani Mining District, and specifically as discussed in this annual report regarding Registrant's Cangalli operations), create a number of risk factors. These risk factors, and the other risks described herein, should be carefully considered by shareholders and potential shareholders in evaluating any investment in Registrant's securities.

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

     Registrant believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Registrant's relationship with the UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Registrant's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that Registrant's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Registrant's subsidiary and UCL, approximately three years, Registrant has received informal and formal complaints from UCL's administration regarding Registrant's contract compliance. However, Registrant believes it has always been able to satisfactorily resolve any complaint or dispute. Registrant's management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of Registrant's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties, force majeure, commodities and metals market fluctuations, or the failure of governmental institutions to support Registrant's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Registrant is aware that certain third parties are attempting to disrupt Registrant's relationship with UCL. Registrant has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful.

     To underscore and promote amicable relations between Registrant and UCL, UCL's president, German Nunez, and its General Secretary, Julio Duran, were invited to a confirmation and planning meeting in Miami, Florida, December 15-17, 1998. Rene Velasquez, President of GEBM and EMB, attended, as well as Terry C. Turner, Registrant's President, and Mary A. Erickson, Registrant's Corporate Secretary. Registrant and UCL confirmed the existence of amicable and productive relations between the two organizations. Discussions were held on issues ranging from a buyout of UCL's interests in the Cangalli gold deposit to integration of UCL's membership into the body of Registrant's shareholders.

     As a reciprocal gesture, Registrant's Board of Directors and officers, together with Mr. Velasquez, attended UCL's annual general assembly on February 27, 1999 in Cangalli, Bolivia. Registrant's Board and officers were received very cordially, and the same agenda discussed in Miami, Florida, was discussed at length during a day-long meeting with UCL's entire membership.

     Meetings are scheduled for mid-April, 1999, with a committee appointed from UCL's general membership for purposes of negotiating the buyout of UCL's interests in the Cangalli gold deposit. This UCL negotiating committee was authorized and empowered by the full UCL membership during its annual general assembly in February, 1999, to negotiate a final resolution of all buyout issues. While Registrant's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Registrant's securities.

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

     During the last quarter of 1998 and the first quarter of 1999, Registrant's officers attended several substantive meetings with Bolivian government officials at the highest levels, including: Bolivia's President, Hugo Banzer; the Minister of Economic Development, Jorge Pacheco; the Vice Minister of Mining and Metallurgy, Rene Rengel; and the Governor of the State of La Paz, Luis
Alberto Valle, among others. Registrant's management believes that these meetings foster an important atmosphere of trust and confidence in promoting both Bolivia's national interests, as well as Registrant's corporate objectives.

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

     Sources and availability of raw materials and the names of principal suppliers.
     ---------------------------------------------------------------------------

     As of December 31, 1998, Registrant required no significant raw materials, other than mine timbers and routine mining supplies. If it ever conducts substantial, sustained mining operations, in Bolivia or elsewhere, it will need more significant quantities of mining equipment and supplies. Such items are often in short supply and may be unavailable. In addition, high import tariffs may make mining equipment either very expensive or of restricted availability due to import difficulties.

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

     Registrant has retained an engineering firm to monitor Registrant's subsidiary's compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

     Number of total employees and number of full-time employees.
     ------------------------------------------------------------

     At December 31, 1998, Registrant employed four full-time personnel, consisting of its president, executive vice president, corporate secretary/treasurer, and one administrative assistant. While certain of these individuals periodically engage in other activities, due to the amount of time required to fulfill their obligations with Registrant they are considered full time. In addition, Registrant had at year end several consultants and advisors as necessary to provide assistance to management.

     Also at December 31, 1998, Registrant's majority-owned subsidiary, GEBM, employed 42 personnel including its president, Rene Velasquez; one purchasing agent; one secretary; one accountant; and one administrative assistant in the administrative offices in La Paz, Bolivia. The additional personnel were employed in the mine offices and shops in Cangalli, Bolivia, and consisted of one mining engineer/mine superintendent, one geologist, one mechanical engineer, one topographer, one mine accountant, two warehouse supervisors, one personnel manager, two shift foremen, and 27 miners, including drillers, muckers, hoist operators, and other essential support personnel.

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

     In 1997, Registrant entered into a five-year office lease at Av. 16 de julio, No. 1525, Edif. Mutual La Paz Penthouse. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,666 per month, with no escalation during the term of the lease. (This office space is shared with a private mining company, Bolivian Copper Chemical Company, S.A., ["BCCC"], which contributes one-third of the office lease costs, phones, and utilities. Registrant's president, Terry C. Turner, is also the president of BCCC. Registrant's Board of Directors has received notice of, and approved of, Mr. Turner's dual role. Additionally, Registrant's Board has received full disclosure as to any conflicts of interest which may develop from this relationship, and has instructed Mr. Turner to disclose any conflicts which may arise in the future.)

     Registrant's operating subsidiary, GEBM, owns the mining equipment which is located on the Cangalli properties under its control or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices. This equipment includes two D85 Komatsu bulldozers, an electric generating set, two compressors, jaw crusher, 150 ton-per-hour ball mill, thickener, classifier, spiral recovery equipment, centrifugal bowls, vibrating tables, a one-by-five-meter rotating trommel, mine rail, ore cars, mine hoist, lighting system, ventilators, ventilator sleeve, two welders, radio sets with receiver and transmitter, fuel tanks, support housings, and various supplies and small equipment. In addition, GEBM acquired during 1997 all of UCL's equipment which included one Caterpillar 933 front-end loader, real property in proximity to the Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment. GEBM also owns one Toyota Landcruiser and one Toyota mine pickup truck.


Item 3. Legal Proceedings
        ------------------

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

     On  November  14,  1998,  the  SEC  filed  an  Amended   Complaint  in  the
above-referenced action, alleging that Registrant and its president had inadequate basis for making the May 22, 1998, press release regarding a geological report Registrant had received from an independent geophysicist and mining engineer.

     In February 1999, Registrant entered into a Consent and Undertaking, neither admitting nor denying any of the allegations in the SEC's action, but resolving any and all issues as to the SEC's Complaint and Amended Complaint as they relate to Golden Eagle International, Inc., by agreeing to the issuance of a Permanent Injunction not to violate certain securities laws in the future. Pursuant to that Consent and Undertaking, on March 4, 1999, the Federal District Court for the District of Colorado entered a Final Judgment of Permanent Injunction ordering Registrant not to violate certain securities laws in the future. Registrant was not assessed any civil or monetary penalty. Although Registrant has resolved the SEC's allegations against it, other defendants remain in the civil action, including two current officers and directors, as well as a former officer and director. Negotiations are currently underway for the settlement of the allegations against the remaining defendants, but those individuals have denied any wrongdoing which may be actionable under federal securities laws.

     Civil Action Related to Arizona Investment
     ------------------------------------------

     Registrant is Plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. Registrant sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. This suit arose out of a letter of intent with Mineral Mountain Mining Co. ("MMMC") to acquire a 50% equity interest in MMMC, at the time the owner of the Silver Bar Mine, located near Apache Junction, Arizona. Registrant has advanced substantial funds to MMMC in reliance upon representations made and in anticipation of the closing of a definitive agreement in the first quarter of 1995. When MMMC refused to enter into a definitive agreement, no acquisition of the property was made and Registrant filed litigation to recover its damages. Based on the recommendations of counsel upon analysis of the ability of MMMC to pay any award of damages, this case was settled and defendants agreed to pay Registrant $20,000. However, defendants have not observed the terms of the Settlement Agreement, and Registrant has moved for the entry of a judgment against defendants on the terms and conditions of that Settlement Agreement.

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

     On November 25, 1998, this consultant filed a spurious criminal complaint for fraud against Registrant's president and vice president in La Paz, Bolivia for the collection of the consultant's claimed unpaid services and expenses. After a short investigation by the National Bolivian Police in La Paz, the consultant's criminal complaint was summarily dismissed. Registrant's president and vice president have been unfortunately compelled by the consultant's actions to begin a criminal proceeding against him in La Paz for malicious prosecution, fraudulent use of professional credentials, misrepresentation, and extortion. That criminal complaint has been investigated by the National Bolivian Police and the case is proceeding to trial against the consultant.

     Registrant continues to assert that no jurisdiction exists in Bolivia for an action by the consultant, and that his misrepresentation of professional credentials and attempted extortion of Registrant's officers will, necessarily, be dealt with severely by Bolivian authorities.

     Litigation/Potential Litigation With Former Employees/Officers
     --------------------------------------------------------------

     On June 29, 1998, a former employee and officer of Registrant filed suit for enforcement of the terms of an employment contract (Paul Enright vs. Golden Eagle International, Inc., 98-CV-5118, Div. 1, District Court, City and County of Denver, State of Colorado). Registrant believes, and asserted in its Answer and Counterclaim, that the former employee/officer did not earn the compensation sought, breached his employment agreement with Registrant, violated his fiduciary duty while acting as an officer for Registrant, violated his duties of good faith and loyalty to Registrant, breached his obligation to avoid self-dealing  to Registrant's  detriment,  disclosed  confidential  information, failed to return Registrant's property including trade secrets, created a competing corporation contrary to the non-compete provision of his employment agreement, interfered with Registrant's prospective business advantages, took actions to defame or disparage Registrant's business, engaged in unfair
competition  with  Registrant,   and  tortiously  interfered  with  Registrant's
business relations. Registrant is committed to vigorously pursue its defense against this employee/officer, as well as prosecute its claims against same. In addition, Registrant is contemplating bringing an action against other employees/officers who have combined with this former employee/officer in a competing corporation and in carrying out the tortious acts and competing activities mentioned above.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

     (a) Market Information

     During 1998, Registrant used its common stock directly to raise capital and to satisfy some of its obligations. Registrant issued a total of 1,200,000 restricted common shares to eight unaffiliated, accredited investors at a price of $.10 per share (as described in Note E to the Financial Statements). These were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Registrant's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet Registrant's goals under its agreement with the UCL. These were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder.There was no underwriter involved in these transactions.

     Since late 1994 through the first quarter of 1999, Registrant was publicly-traded under the symbol "MINE" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. ("NASD"). However, in February, 1999, the NASD assigned the "MINE" symbol to a NASDAQ company, and has assigned to Registrant the trading symbol "MYNG". The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks.

     On June 22, 1998 the SEC issued a ten-day suspension of trading of Registrant's securities, until July 6, 1998, on the OTC Bulletin Board. At the end of that ten-day suspension, Registrant's securities again began trading on the "pink sheets," a less-sophisticated manual system for posting relevant market information. The "pink sheet" status of Registrant's securities has created a substantial problem with liquidity for shareholders and potential shareholders interested in trading Registrant's securities. Once Registrant became current on its filings of annual and quarterly reports, its securities were eligible to return to the OTC Bulletin Board upon the filing by a prospective market maker of a Form 211 pursuant to the Securities Exchange Act of 1934. In February, 1999, one of Registrant's market makers filed the requisite Form 211 with the NASD requesting the return of Registrant's securities to the OTC Bulletin Board. Registrant's market maker, a registered broker-dealer, has exchanged correspondence with the NASD, and has provided necessary documentation. There can be no assurance, however, that the NASD will find the Form 211, and accompanying documentation, adequate. Until Registrant has received formal notice that its market maker's Form 211 application has been approved, the market for Registrant's common stock will be impaired.

     Registrant's common stock has been the subject of significant rumor and innuendo published by unaffiliated parties on the Internet and in other media. These rumors have had significant impact on the market for Registrant's common stock. Registrant does not, and legally cannot, respond to each rumor, and must advise its shareholders, and potential shareholders, to investigate the source of any statement with respect to Registrant before relying upon that statement.

     There is a significant amount of restricted stock overhanging the over-the-counter market, although no person may sell restricted stock into the over-the-counter market without first filing a Form 144 with the Securities and Exchange Commission announcing his or her intention to make such sales, or until after holding the shares for at least a two-year period.

     The public market for Registrant's common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize.

     Registrant is authorized to issue Eight Hundred Million (800,000,000) Common Shares, of which approximately 109,217,885 shares are outstanding as of December 31, 1998. In addition, Registrant is authorized to issue Ten Million (10,000,000) Preferred Shares. No shares of Preferred Stock have been issued. The following table shows the high and low bid of Registrant's common stock during the last two years and the current fiscal year.

          1997                           Low Bid               High Bid
          -------------------------------------------------------------
          First Quarter                  $.21875               $.84375
          Second Quarter                 $.21875               $.71875
          Third Quarter                  $.1625                $.38
          Fourth Quarter                 $.10                  $.30

          1998                           Low Bid               High Bid
          -------------------------------------------------------------
          First Quarter                  $.05                  $.19
          Second Quarter                 $.075                 $.55
          Third Quarter                  $.1875                $1.75
          Fourth Quarter                 $.062                 $.35

          1999                           Low Bid               High Bid
          -------------------------------------------------------------
          First Quarter                  $.125                 $.450

     It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may result in significant price fluctuation.

     (b) Holders

     As of December 31,  1998,  there were  approximately  656  shareholders  of record of Registrant's common stock. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At December 31, 1998, and subsequently, Registrant has had significant working capital shortages. In fact, since its inception through the present time, Registrant's current liabilities have exceeded current assets. This situation has created significant hardship for the Registrant in meeting its obligations to pay its bills currently, although at December 31, 1998, Registrant was able to pay or subsequently arrange for the payment of a substantial portion of its subsidiary's salaries and Christmas bonuses for its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Registrant's working capital deficit is due to short-term loans made from affiliates and unrelated parties, bank debt, accrued compensation, and accounts payable.

     During the first half of 1997, Registrant had a working capital surplus as a result of loans obtained from an unaffiliated Texas bank which were guaranteed by an affiliate of Registrant or unaffiliated family members of that affiliate. Registrant acquired the first loan, a short-term bridge loan in the total amount of $240,000, in February 1997. Registrant then acquired a second, term loan in the total amount of $1,000,000 in May 1997. The term loan repaid the bridge loan and is currently due and payable June 1999. Both loans bear interest at 8.5% per annum and were collateralized by Mary Erickson, an officer and director of Registrant. Ms. Erickson personally guaranteed repayment of the amounts due and pledged 13,500,000 shares of Registrant's restricted common stock owned by Golden Eagle Mineral Holdings, Inc. (a significant shareholder of Registrant as described below in Item 11, "Security Ownership of Certain Beneficial Owners and Management"). These loans were further collateralized by assets owned and guarantees issued by Ms. Erickson's family members; these family members were not affiliates of Registrant at the time of these transactions. As a fee for consideration of the family members' guarantees of the $1 million loan, Registrant issued a total of 20,000,000 shares of restricted common stock which was valued at $.10 per share.

     However, during 1998, Registrant did not enjoy the benefits of the availability of this revolving line of credit on the magnitude of the Texas bank loan from 1997. Instead, an engineering firm in La Paz, Bolivia, provided working and operating capital loans on an "as needed" basis during the course of 1998. Small operating loans from this engineering firm totaled $424,884. These loans, advanced under a revolving line of credit, accumulated interest at 15% per annum from the date of each disbursement. Interest accumulated through December 31, 1998 was $27,792. This loan was due on December 31, 1998; however, it has been extended to June 30, 1999. In the first quarter of 1998, this same Bolivian engineering consulting firm paid a financial advisor 666,666 shares of Registrant's common stock for services provided by the advisor on behalf of Registrant. As consideration for the transfer of the stock, Registrant issued 999,999 shares of restricted common stock to the consulting firm.

     Also, during the first quarter of 1998, a significant shareholder paid two financial advisors and an investor relations firm 450,000 shares of Registrant's common stock for services. As consideration for the transfer on behalf of Registrant, 675,000 shares of Registrant's restricted common stock were issued to this shareholder.

     The foregoing two share issuances by Registrant were recorded at the estimated value of the stock transferred, approximately $.13 per share, for a total of $217,500, which was comprised of $145,000 for services and $72,500 as interest expense.

     After expending the working capital provided by the bank loan to purchase equipment and for operations, and in order to obtain the liquidity necessary to continue Registrant's operations in late 1997, Registrant obtained $100,000 by the issuance of a 10% convertible debenture on October 23, 1997 to a foreign corporation. This debenture was convertible at the lesser of $.16 per share or 50% of the average closing bid price during the three-day period prior to the notice of conversion. These funds were used primarily for working capital and operating expenses. This debenture was subsequently converted to 3,062,821 shares of Registrant's common stock in February 1998.

     In April 1998, Registrant issued a $250,000 convertible debenture to a foreign corporation at 8%, of which only $125,000 was advanced to Registrant. This debenture was convertible at 50% of the average closing bid price during the three-day period prior to the notice of conversion. These funds were used primarily for working capital and operating expenses. The $125,000 advanced to Registrant under this debenture was converted to 2,560,000 shares of Registrant's common stock in October 1998. The $125,000 which remained under this convertible debenture was not subsequently exercised.

     Through December 31, 1998, Registrant's majority-owned subsidiary, GEBM, received loans totaling $32,200 in cash from Registrant's president, Terry C. Turner, and $169,216 (in equipment rentals and cash) from GEBM's president, Rene Velasquez. The funds provided by these loans were used to maintain Registrant's ongoing operations in Bolivia. These loans bear interest at 24% per annum and are repayable upon demand. In 1998, Mr. Turner received substantial repayment of prior loans and accrued interest through the conveyance of a vehicle owned by Registrant, valued at $27,575, and payment of $9,500 in cash. Mr. Velasquez has not indicated an intention to require repayment of his loan at the present time, although Registrant deems the debt due and payable.

     Registrant also used its common stock directly to raise capital and to satisfy some of its obligations. During 1998, Registrant issued a total of 1,200,000 shares of restricted common stock to eight unaffiliated, accredited investors at a price of $.10 per share. These were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were also used to satisfy Registrant's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet Registrant's goals under its agreement with the UCL.

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

     This situation has continued during 1999. Registrant has been required to seek financing from other sources, including affiliates and their family members, to allow it to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Registrant has been successful in obtaining funds to date, there can be no assurance that Registrant will be able to continue to be successful in doing so. Registrant's ability to finance its operations will, in the end, be dependent on Registrant's ability to generate cash flow from operations, of which there can be no assurance.

     To date, Registrant has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. During 1998
Registrant produced approximately 7,000 grams of gold, which it sold for approximately $65,030 (before payment of $12,559 in royalties). These funds were all used in the Bolivian operations. Although Registrant believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, Registrant has not developed a formal mining plan, and there can be no assurance that any revenues received will exceed the expenses incurred.

     Registrant has no significant capital commitments other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially.

     In addition, Registrant has offered to purchase the interests ("Certificados de Aporte" or "Certificates of Contribution") from each of UCL's 118 members. If the offer is accepted, and if certain conditions precedent are met, Registrant will pay a negotiated sum which will be determined in meetings in mid-April, 1999, between Registrant and representatives of UCL. Among the conditions precedent that must be met before the offer can be completed is compliance with U.S. and Bolivian securities laws, as well as acceptance by the UCL members. Registrant will only be able to acquire these interests if it is able to obtain a significant amount of working capital, of which there can be no assurance. (Please see "Registrant's Operations: Working Capital Shortages,"
Item 1(b), page 6.)

     Given  Registrant's  working  capital  shortages  and current  world market conditions for commodities, including minerals and metals, Registrant's management has set the following priorities for the use of proceeds as they become available:

     (a) Maintenance of current operations, contractual payments, and land patent payments;

     (b)  Acquisition  of  surrounding  or  adjacent   landholdings  within  the
          Paleo-Tipuani Trend;

     (c)  Acquisition of UCL's ownership interests in the Cangalli properties;

     (d)  Receipt  of  pending   geological  and   metallurgical   reports  from
          consultants who have already performed the necessary fieldwork, or who are currently concluding their field testing;

     (e)  Implementation   of   recommendations    from   the   geological   and
          metallurgical reports, including, but not limited to:

          i. Constructing a metallurgical recovery plant at Chaco Playa, Chaco Face, begin commercial production;

          ii.  Entering    second-stage    resource   confirmation   work   with
               Registrant's geological consulting firm;

          iii. Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     As stated above, implementation of any or all of these planned strategies by Registrant requires significant infusions of working and operating capital, and Registrant cannot assure that it will be successful in raising that capital through a secondary offering or private placements.

     In summary, therefore, Registrant believes that it does not have sufficient liquidity or capital resources to purchase the interests of the UCL members or to accomplish its other operational objectives. Registrant's current status makes it more difficult for Registrant to raise such funds on reasonable terms. Issues that Registrant believes would be of concern to prospective investors include (without limitation) the significant working capital shortage, the lack of proven mineral reserves or a mine plan, the difficulties associated with international operations, the concentration of Registrant's assets in a single prospect in Bolivia, the significant dependence on management, and the "cooperative risk factor" discussed above in "Registrant's Operations: Business Atmosphere," Item 1, page 10.

     Results of Operations
     ---------------------

     Registrant's operations have resulted in significant losses and negative cash flow from operations during the past several years. Notwithstanding the limited amount of revenues generated from mining operations ($52,471 in post-royalty revenues in 1998), Registrant's general and administrative and other costs have vastly outstripped the resources generated by Registrant's operations. As described above in "Liquidity and Capital Resources," Registrant has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) to meet its working capital obligations and to finance Registrant's continuing operating losses. There can be no assurance that Registrant will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Registrant's result of operations during 1998 compared with 1997.

     Registrant incurred operating expenses totaling $1,789,752 in 1998, as compared to $2,524,710 in 1997, a decrease of 29%. As a result of having limited revenues from operations, Registrant incurred operating losses of ($1,737,281) in 1998 and ($2,423,251) in 1997, a decrease of 28%.

     Registrant has accrued compensation and related payroll taxes of approximately $907,577 through December 31, 1998. (Neither Registrant's president nor its secretary/treasurer were paid salary in 1998; in 1999, neither Registrant's president nor the secretary/treasurer has been paid any compensation, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.) In addition, during 1998 Registrant paid consultants approximately $563,202 in cash and stock. The combination of 1998 compensation and consulting fees of

$1,125,000 compared to $1,410,000 in 1997, a decrease of 20%. Compensation costs are expected to increase in 1999 and beyond if Registrant is successful in expanding its operations.

     Registrant's costs and operating expenses for 1998 actually decreased as to general and administrative expenses, totaling $1,512,347, compared to $1,848,603 in 1997. However, exploration expenses in 1998 decreased significantly, totaling $195,348 compared to $627,606 in 1997 as a result of decreased exploration activities conducted on the property during 1998. In addition, depreciation increased in 1998 to $82,057 from $48,501 in 1997, representing an increase of 69%. This increase in depreciation is due principally to bringing into use a substantial number of pieces of previously acquired mining equipment.

     Legal expenses in 1998 increased significantly as a result of efforts to settle the SEC investigation of Registrant's activities, litigation with one of Registrant's former officers regarding issues surrounding employee's contract and this officer's tortious activities, and efforts to update the corporate records and SEC filings. The expenses totaled approximately $110,000 in 1998, as compared to $75,001 in 1997. Accounting and other professional expenses in 1998 decreased from 1997, due to decreased exploration expenses and accounting fees. 1998 expenses for accounting and other professional expenses totaled $86,938, compared to $108,310 in 1997. Registrant expects that future legal, accounting and other professional expenses will increase in 1999. These increased costs will be due to Registrant's litigation with one of Registrant's former officers regarding issues surrounding employee's contract and this officer's tortious activities; ongoing efforts to maintain corporate records and SEC filings; efforts to audit and confirm previous geological studies provided to Registrant and to further verify mineralization on the Cangalli deposit by Behre Dolbear & Company, Inc., internationally-recognized consultants to the mining industry; and increased general and administrative expenses in connection with increased corporate activity to the extent the Company's limited financing will allow.

     Capital expenditures for property and equipment decreased significantly in 1998 to $749. By comparison, 1997 results show capital expenditures of $822,192 (excluding stock valued at $299,316 issued for mining equipment) as Registrant funded exploration costs and investment on the Bolivian mining prospect. This decrease resulted from Registrant not acquiring additional equipment for operations due to evaluation of plant designs, and significant cash flow shortages for such acquisitions.

     Registrant incurred interest expenses in 1998 of $339,715, as opposed to 1997 interest of $184,204. The increased amount of loans led to this 84% increase. This increased interest cost will continue, and probably rise significantly, in 1999 because of increased borrowings necessary to maintain liquidity for operating purposes. As of December 31, 1998, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $813,529 for mining equipment.

     Registrant had a net loss for 1998 of ($2,073,025), compared to its net loss in 1997 of ($5,963,554). Registrant anticipates that the trend of net losses will continue in 1999, as it invests further in exploration on its Cangalli prospect and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Registrant has not experienced any impact from the effects of inflation during the last three operating periods, 1996, 1997 or 1998. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

     Year 2000 Compliance
     --------------------

     The year 2000 ("Y2K") may present problems for computer programs, as well as other embedded technologies which use date recognition methods or time-sensitive logic based upon two digits. The date "00" may be recognized as the year 1900, rather than the year 2000, resulting in widespread miscalculations or system failures which could adversely affect business.

     Registrant expects little impact of the Y2K issues on cash flow or financial conditions. Nevertheless, Golden Eagle, in an attempt to prevent financial risk including the loss of revenue and unanticipated costs, is devoting all resources necessary to resolve significant Y2K issues in a timely fashion. The internal assessment phase is complete and all software for computers utilized by Golden Eagle is, in all material respects, Y2K compliant. With respect to banks with which Golden Eagle has material relationships, Registrant intends to complete a verification of Y2K compliance by June 30, 1999. Such verification process includes contacting each vendor's information technology department to determine the vendor's state of Y2K readiness, as well as requesting written documentation outlining each vendor's Y2K compliance plan. Y2K non-compliance by any bank in the United States or Bolivia where Registrant has its bank accounts could adversely affect Registrant's assets and liquidity.

     Estimated expenditures for Y2K issues are expected to be less than $1,000 for fiscal 1999. However, Golden Eagle is not able to determine the total costs for its Y2K program, nor is it able to determine the material effect on Registrant's financial condition, results of operations or cash flow.


Item 7. Financial Statements
        --------------------

     Please refer to pages F-1 through F-23.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

     There were no disagreements with Registrant's accountants on any matters of accounting principles, practices or financial statement disclosures during 1997 through the present.


                                    PART III


Item 9. Directors and Executive Officers of Registrant and Compliance with
        Section 16(a) of the Exchange Act.
        -------------------------------------------------------------------

     The following table sets forth certain information concerning the directors and executive officers of Registrant (including its subsidiaries) as of December 31, 1998. These people continue to hold the stated positions as of April 12, 1999.

Name                              Age     Position                         Term of Office
----                              ---     --------                         --------------

Mary A. Erickson (1)              41      Secretary, Treasurer &
                                          Director                         11/8/94 to 7/4/96

                                          President & Director             7/4/96 to 2/14/97

                                          Secretary, Treasurer &
                                          Director                         2/14/97 to present

Terry C. Turner (1)               46      President, Chairman &
                                          CEO                              2/14/97 to present

Harlan M. (Mac) Delozier III      55      Executive Vice President         3/1/97 to present

Rene Velasquez                    55      President & Director,
                                          GEBM, EMB                        3/15/96 to present

--------------
(1)  Director,  Eagle Mining of Bolivia,  Ltd. and Golden Eagle Bolivia  Mining,
     S.A.

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

     Harlan M. (Mac) Delozier III was appointed to the position of Executive Vice President for Bolivian Operations for Golden Eagle International, Inc. on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received Bachelor of Arts degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until his appointment with Golden Eagle in 1997, Mr. Delozier was an international sales representative for Toyota

Chevrolet, and Hyundai in Bolivia. From May 1997 to date, Mr. Delozier has also served as executive vice president of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company. (Registrant's Board of Directors has received notice of, and approved of, Mr. Delozier's dual role. Additionally, Registrant's Board has received full disclosure as to any conflicts of interest which may develop from this relationship, and has instructed Mr. Delozier to disclose any conflicts which may arise in the future.)

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

     Technical Advisory Board
     ------------------------

     In addition to relying on its management, in May, 1997 Registrant's Board of Directors formed a Technical Advisory Board to assist Registrant with the evaluation, exploration and operation of its current Bolivian gold prospect, and any future acquisitions. This Advisory Board will initially consist of three members with broad backgrounds and extensive experience with major mining companies. They are as follows:

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

     Rene Velasquez became a Section 16(a) reporting person in June 1996 when his position with Registrant's subsidiaries became equivalent to an executive officer of Registrant. He filed his Form 3 in March 1999.

     Mac Delozier became a Section 16(a) reporting person in March 1997. He filed his Form 3 in October 1998.

     The Herbert M. Seydler, Jr. Trust became subject to the reporting requirements of Section 16(a) in June 1997 when it acquired, directly and indirectly, 12,500,000 shares of Registrant's common stock, constituting more than 10% of the outstanding stock at the time. He filed his Form 3 in October 1998.

     The Betty Jane Seydler Trust became subject to the reporting requirements of Section 16(a) in June 1997 when it acquired, directly and indirectly, 12,500,000 shares of Registrant's common stock, constituting more than 10% of the outstanding stock at the time. She filed her Form 3 in November, 1998.


Item 10. Executive Compensation
         ----------------------

     Summary Compensation Table
     ---------------------------

     The following table sets forth information regarding compensation paid to the chief executive officers of Golden Eagle International, Inc. for the year ended December 31, 1998. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them by the Registrant and any subsidiary.

                                Annual Compensation                             Long Term Compensation
                                -------------------                             ----------------------
                                                                          Awards                        Payout
                                                                          ------                        ------
                                                                            Securities
                                                                            Underlying                    All
   Name and                                                                Restricted      Options &     LTIP          Other
   Position                  Year     Salary       Bonus         Other       Awards          SAR's      Payout     Compensation
--------------------------------------------------------------------------------------------------------------------------------
Terry C. Turner              1997   $48,592(A)      $0           $2,250         0             0            $0           $0
   Chairman,
   President &               1998        $0         $0           $0             0       10,000,000(B)      $0           $0
   Chief Executive
   Officer

Rene Velasquez               1996        $0(C)      $0           $0         2,000,000(D)      0            $0           $0
   President
   of GEBM                   1997        $0         $0           $0         2,000,000(E)      0            $0           $0
   and
   EMB                       1998        $0         $0           $0             0             0            $0           $0

-----------
(A) Mr. Turner has accrued salary at the rate of $200,000 per year since February 17, 1997, although only $48,592 was paid in 1997 and no salary was paid in 1998. This accrued but unpaid salary is a liability of the Registrant but bears no interest.
(B)  Does not include 5,000,000 options which do not vest until November 1999.
(C) Mr. Velasquez has accrued salary at the rate of $60,000 per year since March 15, 1996. No salary has been paid to Mr. Velasquez since that time. This accrued but unpaid salary is a liability of the Registrant but bears no interest.
(D) Registrant granted Mr. Velasquez 2,000,000 shares of restricted stock in October 1996 valued at $.20 per share.
(E) Registrant granted Mr. Velasquez 2,000,000 shares of restricted stock in May 1997 valued at $.10 per share.

     There are no plans to pay bonuses or deferred compensation to employees of Registrant. However, its president and its secretary/treasurer have accrued salary during 1998 in an aggregate amount of $350,000, which sum will be paid to these individuals as Registrant is able; $678,951 has been accrued through December 31, 1998.

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

     Registrant acquired a vehicle during the 1997 fiscal year for the use of Mr. Turner. Registrant conveyed that vehicle to Mr. Turner in January 1998 in partial satisfaction of debts owed him.

     Options/SAR Granted During Year Ended December 31, 1998
     -------------------------------------------------------

     No stock appreciation rights were granted to any person in 1998. However, in October 1998, Registrant granted Mr. Turner and Ms. Erickson options to acquire shares of Registrant's common stock in consideration of their continued efforts on behalf of Registrant, their willingness to defer their salary, and their financial assistance to Registrant, including loans they and their family members made to Registrant or guaranteed for the benefit of Registrant. These options are exercisable at $.16 per share, 100% of the closing price on October 20, 1998, the date the options were granted. Each of the options expires on November 1, 2001. The number of restricted shares subject to the options are as follows:

Terry C. Turner:    10,000,000  restricted shares currently vested and 5,000,000 restricted shares which will vest and become exercisable if Mr. Turner is still employed by, or an officer or director of, the Registrant on November 1, 1999.

Mary A. Erickson:   5,000,000  restricted  shares currently vested and 5,000,000 restricted shares which will vest and become exercisable if Ms. Erickson is still employed by, or an officer or director of, the Registrant on November 1, 1999.

     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
     --------------------------------------------------------------------------

     No executive officer exercised any options or stock appreciation rights during the 1998 fiscal year.

     Long Term Incentive Plan - Awards in Last Fiscal Year
     -----------------------------------------------------

     Registrant has no long-term incentive plans, and consequently made no such awards in fiscal year 1998.

     Defined Benefit or Actuarial Plan Disclosure
     --------------------------------------------

     In October 1998, Registrant adopted a medical insurance plan for its employees, which plan became effective on November 1, 1998. Registrant currently has no stock ownership or other profit-sharing or pension plans, nor life insurance or any other benefit plan for its employees, but may adopt such plans in the future. Registrant has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers.

     Compensation of Directors
     -------------------------

     There was no Director Compensation for the fiscal year 1998, except for compensation of Officers who are also Directors which is described in the Summary Compensation Table above. Registrant's Technical Advisory Boardmembers accrued compensation for a total of approximately $12,000 in 1997 in connection with certain consulting services rendered by them, which remained unpaid through 1998.

     Except as described herein, no officer or director of the Registrant has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of the Registrant.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
--------------------------------------------------------------------------------

     Registrant has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with Registrant. Registrant has no plan or arrangement with respect to any such persons which will result from a change in control of Registrant or a change in the individual's responsibilities following a change in control.

     Report on Repricing of Options/SARs
     -----------------------------------

     Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     At December 31, 1998, Registrant had only one class of outstanding voting securities, its common stock (referred to herein as the "Common Stock"). The following table sets forth information as of December 31, 1998 with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

 Name of                                           Shares owned          Percent
 beneficial owner                                  beneficially (1)     of class
--------------------------------------------------------------------------------

 Mary A. Erickson                                  19,441,467 (2)        17.8%
 4949 S. Syracuse St., Ste. 300
 Denver  CO  80237

 Terry C. Turner                                   10,000,000 (3)         9.2%
 4949 S. Syracuse St., Ste. 300
 Denver  CO  80237

 Herbert M. Seydler, Jr. and Ravia Seydler         12,861,600 (4)        11.8%
 c/o Hirsch & Westheimer, P.C.
 700 Louisiana, 25th Floor
 Houston  TX  77002

 Betty Jane Seydler                                12,510,000 (5)        11.5%
 c/o Hirsch & Westheimer, P.C.
 700 Louisiana, 25th Floor
 Houston  TX  77002

 All officers and directors
 as a group (3 persons)                            33,441,467            30.6%

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

     Registrant knows of no arrangement of the operation of which may, at a subsequent date, result in change in control of Registrant, except the pledge by Golden Eagle Mineral Holdings, Inc. of 13,500,000 restricted shares to Frost Bank described above in Note (2). This loan is not in default.

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

     Herbert M. and Ravia Seydler (the "H. Seydlers") are Mary Erickson's parents; Betty Jane Seydler ("B. Seydler") is Ms. Erickson's aunt. Neither the
H. Seydlers nor B. Seydler control, are controlled by, or are under common control with Ms. Erickson. They each maintain separate households from Ms. Erickson and her family. Until the H. Seydlers and B. Seydler became significant shareholders of Registrant as a result of the April 1997 transaction described hereafter, neither was an affiliate of Registrant.

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

                                                                     Balance
                                               Amount              Outstanding
Date       Affiliated Lender              (Repayment) 1            at Year End
------------------------------------------------------------------------------
1994       Mary A. Erickson                   $44,107                  $44,107

1995       Mary A. Erickson                  $265,163
                                             (185,719)              2 $123,551

           Family members 3                   $32,683
                                              ($8,092)                 $24,591

1996       Mary A. Erickson                   $84,500
                                             $169,417 4
                                            ($116,500)                $268,975 5

           Family members 3                  $645,658                 $724,068 5

           Rene Velasquez                     $41,900                  $41,900

1997       Mary A. Erickson                       $75                  $55,250
                                             ($48,800)
                                            ($165,000) 7

           Family members 3                  $239,687
                                            ($165,000) 6              $832,509 5

           Rene Velasquez                     $48,431                  $90,331

           Terry Turner                       $35,850                  $35,850

1998       Family members 3                  $326,662
                                             ($47,000)              $1,112,171 5

           Mary Erickson                           $0                  $55,250

           Rene Velasquez                     $78,885  5              $169,216

           Terry Turner                       $33,425
                                             ($37,075)                 $32,200


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

5    Including accrued interest.

6    Excluding $25,000 in abated interest.

7    Cancellation of loan assumption.

     On February 11, 1997, Frost National Bank loaned Registrant $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. In April 1997, the same bank loaned Registrant $1 million pursuant to a revolving line of credit agreement (which has now been extended to June 1,

1999).  The loan bears  interest  at the prime rate (8.25% as of  September  30,
1998). In addition, the loan is personally guaranteed by Ms. Erickson and GEMH, including a pledge of 13,500,000 shares of Registrant's restricted common stock owned by GEMH, as described above. The loan is further secured by certain assets of Ms. Erickson's unaffiliated family members and all of Registrant's assets. As a fee for consideration of the family members' guarantees of the $1 million loan, Registrant issued a total of 20,000,000 shares of restricted common stock which was valued at $.10 per share. The proceeds from the $1 million loan were used to retire the earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with Registrant's 1997 operations on the Cangalli properties. As of December 31, 1998, there were no funds available under the line of credit.

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


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a) Financial Statements

         The following documents are filed as part of this report:        Page
                                                                          ----

            Reports of Independent Public Accountants                  F-2 & F-3

            Consolidated Balance Sheet as of December 31, 1998               F-4

            Consolidated      Statement of Operations for the years ended
                              December  31,  1998 and 1997 and from  July
                              21, 1988 (inception) through
                              December 31, 1998                              F-5

            Consolidated      Statement of Cash Flows for the years ended
                              December  31,  1998 and 1997 and from  July
                              21, 1988 (inception) through
                              December 31, 1998                              F-6

            Consolidated      Statement of Stockholders' Equity (Deficit)
                              for the years ended  December  31, 1998 and
                              1997 and from July 21, 1988 (inception)
                              through December 31, 1998                      F-7

            Notes to Consolidated Financial Statements          F-8 through F-22

     (b) Exhibits

     The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

          3.1    Articles of Incorporation, as amended *
          3.2    Bylaws *
         10.1 Mineral Concession with the United Cangalli Gold Mining Cooperative, Ltd. ^
         22.1    Subsidiaries
                          Golden    Eagle    Bolivia    Mining   S.A.,
                          incorporated under the laws of Bolivia Eagle
                          Mining of Bolivia, Ltd., incorporated under the laws of Bolivia

          * Incorporated by reference from the Registrant's registration statement on Form 10-SB which became effective June 17, 1994.

          ^ Incorporated by reference from Registrant's Form 8-K reporting an event of December 19, 1996.

     (c) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998, and subsequently:

    July 7, 1998, reporting an event under Item 5 of Form 8-K
    July 24, 1998, reporting an event under Item 5 of Form 8-K September 25, 1998, reporting an event under Item 5 of Form 8-K October 8, 1998, reporting an event under Item 5 of Form 8-K November 13, 1998, reporting an event under Item 5 of Form 8-K February 4, 1999, reporting an event under Item 5 of Form 8-K March 17, 1999, reporting an event under Item 5 of Form 8-K March 29, 1999, reporting an event under Item 7 of Form 8-K


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. GOLDEN EAGLE INTERNATIONAL, INC.


         April 12, 1999                    /s/  /s/  Terry C. Turner
                                              ----------------------------------
                                                     President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       GOLDEN EAGLE INTERNATIONAL, INC.


    April 12, 1999                     /s/  Terry C. Turner
                                       ----------------------------------------
                                       Director and Principal Executive Officer


    April 12, 1999                     /s/  M. A. Erickson
                                       -----------------------------------------
                                       Director, Principal Financial Officer and
                                       Principal Accounting Officer

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

April 7, 1999

To the Board of Directors
Golden Eagle International, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (a development stage company) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 1998 and 1997, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., a 93% owned subsidiary, which statements reflect 93% of total assets as of December 31, 1998 and revenues constitute 100% of total 1998 and 1997 revenues, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A. as of December 31, 1998 and for the years ended December 31, 1998 and 1997, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1998 is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 1998 and has incurred substantial losses since its inception. The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management, operations in isolated regions of Bolivia, and the concentration of efforts on a single undeveloped prospect. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Oatley Bystrom & Hansen
Greenwood Village, Colorado

                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
(A development stage enterprise)
La Paz, Bolivia

We have audited the balance sheet of Golden Eagle Bolivia Mining S.A. (a development stage enterprise) as of December 31, 1998 and 1997, and the related statements of operations and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A. (a development stage enterprise) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The financial statements referred to above assume the Company will continue as a "going concern" which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At present the Company's operations have not achieved significant levels of production and substantial additional financing is required in order to attain commercial levels. Unless the Company obtains significant additional financing, there is substantial doubt about whether the Company can continue as a "going concern". The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                            BERTHIN AMENGUAL Y ASOCIADOS
                            Member Firm
                            Pannell Kerr Forster - PKF Worldwide International

                            /s/ Lic. Hugo Berthin Amengual (Partner)

                             MAT PROF. No. CAUB 0482
                             RUC 2190931

La Paz - Bolivia
March 5, 1999

--------------------------------------------------------------------------------
 Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Balance Sheet
--------------------------------------------------------------------------------
                                                                   December 31,
                                                                       1998
--------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS
    Cash                                                          $      1,305
    Prepaid expense other costs                                         56,087
                                                                  ------------
       Total current assets                                             57,392
                                                                  ------------

 PROPERTY AND EQUIPMENT
    Mining equipment                                                   813,529
    Acquisition cost of mining prospect                                100,000
    Vehicles                                                            59,796
    Office equipment                                                    46,682
                                                                  ------------
                                                                     1,020,007
    Less accumulated depreciation                                     (147,780)
                                                                  ------------
                                                                       872,227
                                                                  ------------

 OTHER ASSETS
    Advance royalties                                                   44,634
    Deposits                                                            12,275
                                                                  ------------
                                                                        56,909
                                                                  ------------

                                                                  $    986,528
                                                                  ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
    Loans from related parties                                    $  1,249,240
    Bank loan payable                                                1,000,000
    Other notes payable                                                448,816
    Accounts payable                                                   213,898
    Payable to related parties                                          19,468
    Accrued compensation and taxes                                     907,577
    Accrued interest payable                                           166,526
    Other accrued liabilities                                            1,863
                                                                  ------------
       Total current liabilities                                     4,007,388
                                                                  ------------

 STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, par value $.01 per share;
       shares authorized 10,000,000; none issued                          --
    Common stock, par value $.0001 per share;
       authorized 800,000,000 shares; issued an
       outstanding 109,217,885 shares                                   10,920
    Additional paid-in capital                                       8,154,810
    Deficit accumulated during the development stage               (11,186,590)
                                                                  ------------
       Total stockholders' (deficit)                                (3,020,860)
                                                                  ------------
                                                                  $    986,528
                                                                  ============

See accompanying notes.
                                      F-4


---------------------------------------------------------------------------------------------------------------------
 Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Operations
---------------------------------------------------------------------------------------------------------------------
                                                                                                        July 21, 1985
                                                                       Year Ended                        (Inception)
                                                                       December 31,                        Through
                                                            -----------------------------------            December
                                                                1998                  1997                 31, 1998
   ------------------------------------------------------------------------------------------------------------------

REVENUES                                                    $      52,471         $     101,459         $     153,930

COSTS AND OPERATING EXPENSES
   General and administrative                                   1,512,347             1,848,603             6,377,134
   Exploration                                                    195,348               627,606               871,795
   Depreciation                                                    82,057                48,501               141,183
                                                            -------------         -------------         -------------

      Total costs and operating expenses                        1,789,752             2,524,710             7,390,112
                                                            -------------         -------------         -------------

OPERATING (LOSS)                                               (1,737,281)           (2,423,251)           (7,236,182)
                                                            -------------         -------------         -------------

OTHER INCOME (EXPENSE)
   Interest expense                                              (339,715)             (184,204)             (630,844)
   Interest income                                                    903                   193                14,549
   Loan financing costs, net                                         --              (2,475,000)           (2,475,000)
   Write-down of mining prospect                                     --                (873,462)             (873,462)
   Gain on marketable securities                                     --                    --                 124,336
   Commissions                                                       --                    --                   6,708
   Write off advances to Mineral Mountain Mining Co.                 --                    --                 (78,000)
   Write off loan to investment advisor                              --                    --                 (15,000)
   Loss on sale of equipment                                         --                    --                 (17,314)
   Other income                                                     5,826                12,460                21,967
   Other expenses                                                  (2,758)              (20,290)              (23,048)
                                                            -------------         -------------         -------------

      Total other income (loss)                                  (335,744)           (3,540,303)           (3,945,108)
                                                            -------------         -------------         -------------

NET INCOME (LOSS)                                           $  (2,073,025)        $  (5,963,554)        $ (11,181,290)
                                                            =============         =============         =============

BASIC EARNINGS (LOSS) PER SHARE                             $        (.02)        $        (.08)        $        (.43)
                                                            =============         =============         =============

WEIGHTED AVERAGE SHARES OUTSTANDING                           103,856,108            76,564,776            26,210,426
                                                            =============         =============         =============



See accompanying notes.



----------------------------------------------------------------------------------------------------------------------------
 Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------------------------

                                                                                                               July 21, 1988
                                                                               Year Ended                       (Inception)
                                                                                December 31,                     Through
                                                                       -----------------------------             December
                                                                           1998                 1997             31, 1998
                                                                       -----------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $ (2,073,025)       $ (5,963,554)       $(11,181,290)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
         Stock issued for services                                           463,000             816,000           2,684,919
         Stock issued for accrued interest                                   113,963              27,271             141,234
         Depreciation expense                                                 82,057              48,501             141,183
         Loss on retirement of vehicle, equipment and other                    2,758               4,163               8,235
         Stock issued for loan pledges and renewals                             --             2,500,000           2,500,000
         Write-down of mining prospect                                          --               873,462             873,462
         Loss (gain) from investments                                           --                  --              (114,670)
         Write off advances to Mineral Mountain Mining Co.                      --                  --                78,000
         Write off loan to investment advisor                                   --                  --                15,000
         Fair value of officer salary expensed                                  --                  --                20,000
       Changes in operating assets and liabilities:
         Prepaid expense and other costs                                     (50,429)             25,239             (56,087)
         Income tax refund receivable                                          8,946                --                  --
         Payables and accrued liabilities                                    312,311             481,874           1,309,332
                                                                        ------------        ------------        ------------

    Net cash flows (used for) operating activities                        (1,140,419)         (1,187,044)         (3,580,682)
                                                                        ------------        ------------        ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment                                        (749)           (822,192)         (1,603,181)
    Advance royalties                                                         27,280             (71,914)            (44,634)
    Deposits                                                                  26,500             (35,500)            (13,775)
    Proceeds from investment sales                                              --                  --               184,380
    Advances to Mineral Mountain Mining Co.                                     --                  --               (78,000)
    Loan to investment advisor                                                  --                  --               (15,000)
    Purchase of investment securities                                           --                  --               (59,478)
    Purchase of subsidiary (net of cash acquired)                               --                  --                (2,700)
                                                                        ------------        ------------        ------------

    Net cash flows (used for) investing activities                            53,031            (929,606)         (1,632,388)
                                                                        ------------        ------------        ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from related parties                                               333,996             221,329           1,765,205
    Repayment on loans from related parties                                   (4,000)            (98,174)           (435,376)
    Proceeds from other notes payable                                        441,540                --               581,098
    Repayments of other notes payable                                           --               (58,724)            (69,146)
    Proceeds from convertible debentures                                     125,000             100,000             413,500
    Proceeds from bank loan                                                     --             1,000,000           1,000,000
    Common stock issued                                                      120,000           1,012,635           2,022,158
    Stock issuance costs                                                        --                  --               (63,064)
                                                                        ------------        ------------        ------------

    Net cash flows from financing activities                               1,016,536           2,177,066           5,214,375
                                                                        ------------        ------------        ------------

 NET INCREASE (DECREASE) IN CASH                                             (70,852)             60,416               1,305

 CASH - BEGINNING OF PERIOD                                                   72,157              11,741                --
                                                                        ------------        ------------        ------------

 CASH - END OF PERIOD                                                   $      1,305        $     72,157        $      1,305
                                                                        ============        ============        ============



See accompanying notes.
                                                              F-6


-----------------------------------------------------------------------------------------------------------------------------------
 Golden Eagle International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Stockholders' Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Common Stock         Common       Additional
                                                        ----------------------     Stock        Paid-in     Accumulated
                                                          Shares       Amount     Issuable      Capital       Deficit      Total
-----------------------------------------------------------------------------------------------------------------------------------
 Inception July 21, 1988                                        -       $ -        $ -             $ -           $ -           $ -
    Issued June 1, 1989 for cash
     ($.00006 per share)                                1,666,665       167          -             (67)            -           100
    Issued in 1990 for cash ($.003 to
      $.03 per share)                                     666,665        67          -          10,033             -        10,100
    50,000 to 1 stock split                                     -         -          -           4,900             -         4,900
    Issued in 1991 for cash ($.30074
      per share from stock                               (268,335)       27          -          59,253             -        59,280
    November 1, 1993, acquisition of subsidiary                 -         -          -           2,600        (5,300)       (2,700)
    Fair value of officer salary                                -         -          -          20,000             -        20,000
    November 7, 1994, convert debt to
      equity ($.003 per share)                          2,640,830       264          -           7,659             -         7,923
    Issued in 1994 for note receivable
      from affiliate                                   20,000,000     2,000          -          23,000             -        25,000
    Issued in 1994 for legal services
      ($.00125 per share)                                 375,000        37          -             432             -           469
    Issued for cash in June and August 1995
      ($.01 to $.05 per share), less $41,644
      issuance costs                                   10,052,250     1,005          -         164,044             -       165,049
    Issued for services in 1995 ($.07 per share)        2,009,000       201          -         148,799             -       149,000
    Convert notes payable in 1995 ($.15625
      per share)                                          800,000        80          -         124,920             -       125,000
    Issuable for cash in 1995 ($.125 to
      $.282 per share),                                         -         -     80,000               -             -        80,000
    Issuable in 1995 for services and
      additional consideration
      for loan ($.07 per share), 328,333 shares                 -         -     22,983               -             -        22,983
    Shares previously subscribed issued in 1996           568,333        57    (52,983)         52,926             -             -
    Issued for cash in 1996 ($.05 to
      $.25 per share)                                      21,150         2          -           5,528             -         5,530
    Issuable for cash in 1996 ($.10 to
      $.20 per share),                                          -         -    396,500               -             -       396,500
    Issued for services in 1996 ($.07 to
      $.30 per share)                                   5,448,985       545          -       1,230,297             -     1,230,842
    Other                                                     (70)        -          -           2,625             -         2,625
    Net loss for the periods                                    -         -          -               -    (3,144,711)   (3,144,711)
---------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1996                          44,517,143     4,452    446,500       1,856,949    (3,150,011)     (842,110)

    Shares previously subscribed issued                 2,407,000       238   (446,500)        446,262             -             -
    Issued for cash ($.10 per share)                   10,126,350     1,013          -       1,011,622             -     1,012,635
    Issued to related parties for loan guarantees
       and renewals ($.10 per share)                   25,000,000     2,500          -       2,497,500             -     2,500,000
    Issued for services ($.03 to $.17 per share)        9,276,398       928          -         815,072             -       816,000
    Issued for equipment ($.10 per share)               2,993,161       299          -         299,017             -       299,316
    Issued for conversion of debenture and
       note payable ($.09 and $.26 per share)             689,060        69          -         104,347             -       104,416
    Issued for vehicle ($.10 per share)                   350,000        35          -          34,965             -        35,000
    Net loss for the year                                       -         -          -               -    (5,963,554)   (5,963,554)
----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1997                          95,359,112     9,534          -       7,065,734    (9,113,565)   (2,038,297)

    Issued for cash ($.10 per share)                    1,200,000       120          -         119,880             -       120,000
    Issued for services ($.10 to $.16 per share)        3,704,172       370          -         462,630             -       463,000
    Issued for conversion of debentures and
       accrued interest ($.03 to $.07 per share)        8,396,268       840          -         434,122             -       434,962
    Issued for interest ($.13 per share)                  558,333        56          -          72,444             -        72,500
    Net loss for the year                                       -         -          -               -    (2,073,025)   (2,073,025)
-----------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998                         109,217,885    $10,920        $ -     $ 8,154,810 $(11,186,590)  $ (3,020,860)
====================================================================================================================================

See accompanying notes.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Note A - Organization and Business

     Organization and Nature of Business
     -----------------------------------
     Golden Eagle International, Inc. (a development stage company, the "Company,") was incorporated in Colorado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other precious mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition. Presently, substantially all of the Company's operations and business interests are focused on a prospect under contract in the Tipuani River area of the Republic of Bolivia, South America.

     Organization of Subsidiaries and Bolivian Mining Activities
     -----------------------------------------------------------
     In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM; two Bolivian citizens own the remaining seven percent. In October 1996, a sister subsidiary was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; a Bolivian citizen owns 13%, and an officer (and former president) owns the remaining three percent. As a shareholder in GEBM, the Company's intent is to eventually dissolve GEBM and cease all operations in its name. All continuing operations by the Company in Bolivia will be carried out by EMB.

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

     The mining agreement with UCL provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. In addition, the Company is obligated to pay UCL $200,000: $100,000 as prospect acquisition rights and $100,000 for advance royalties. In 1997, the $100,000 for acquisition rights and $71,914 for advance royalties were paid. In 1998, the $28,086 balance due for royalties was paid.

     During 1997, due to uncertainties about the presence of Bolivian mineral reserves, the Company elected to write-down $873,462 of prospect exploration and development costs previously capitalized, including $470,853 incurred in 1996. As of December 31, 1998, capitalized costs related to the prospect are principally $100,000 of acquisition rights paid to UCL and $813,529 of mining equipment.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Going Concern Considerations
     ----------------------------
     The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits as of December 31, 1998 and has incurred substantial losses since its inception. The Company presently has no substantial product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management in open-pit and high-volume mining, operations in isolated regions of Bolivia, and the concentration of efforts on a single undeveloped prospect. Unless the Company successfully obtains suitable significant additional financing arrangements there is substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Foreign Currency
     ----------------
     The Company's functional currency and its foreign activities are conducted primarily in U.S. dollars. Foreign currency transaction gains recorded in 1998 and 1997 were $5,904 and $1,825, respectively.

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

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized. Such costs and estimated future development costs are amortized using a unit-of production basis over the estimated life of the ore body. Ongoing development expenditures to maintain production are charged to operations as incurred.

     Significant expenditures directly related to the acquisition of exploration interests are capitalized. If a mineable ore body is discovered, such costs are amortized using a unit-of-production method. If no mineable ore body is discovered, such costs are expensed in the period in which it is determined the property has no future economic value.

     Stock-Based Compensation
     ------------------------
     The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation, " (see Note E).

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Long-Lived Assets
     -----------------
     The Company reviews for the impairment of long-lived assets, certain intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset. During 1997, due to uncertainties about the presence of Bolivian mineral reserves, the Company elected to write-down $873,462 of prospect exploration and development costs previously capitalized, including $470,853 incurred in 1996.

     Income Taxes
     ------------
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note D).

     Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
     ---------------------------------------------------------------------------
     Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 1998 and 1997, the Company paid interest of $161,170 and $156,826, respectively. Non-cash investing and financing transactions during the periods consists of the following:

     1998                                                Shares         Amount
     ----                                                ------         ------
     Common stock issued to advisors
      and consultants for services                      3,704,172    $   463,000
     Common stock issued upon conversion
      of convertible debentures,
      and accrued interest                              8,396,268        434,962
     Common stock issued in lieu of interest              558,333         72,500
                                                      -----------    -----------
                                                       12,658,773    $   970,462
                                                      ===========    ===========
     Vehicle sold to president
      for reduction of loans                                  N/A    $    27,576
                                                                     ===========
     1997
     ----
     Common stock issued to related
      parties for loan guaranties and renewals         25,000,000    $ 2,500,000
     Common stock issued to employees
      and others for services                           9,276,398        816,000
     Common stock issued to individual
      for mining equipment                              2,993,161        299,316
     Common stock issued upon conversion
      of note payable, accrued interest
      and convertible debentures                          689,060        104,416
     Common stock issued to individual for vehicle        350,000         35,000
                                                       ----------    -----------
                                                       38,308,619    $ 3,754,732
                                                       ==========    ===========

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Earnings (Loss) Per Share
     -------------------------
     Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     The basic and diluted earnings per share are the same since the Company had a net loss for 1998 and 1997 and the inclusion of stock options would be antidilutive.

     Concentrations
     --------------
     Concentrations include: reliance on a single area mining prospect in an isolated region of a foreign country; limited financial capacity of related parties and/or others to continue funding operations; and, reliance on the future stability, capacity and cooperation of UCL. UCL controls locally available prospect site labor, services, supplies and infrastructure support. If the Company is successful in commencing sustained commercial levels of production in Bolivia, it will need significant quantities of mining equipment and supplies that are presently in short supply or unavailable. Also, high import tariffs may make equipment either very expensive or of restricted availability; and transportation of heavy equipment in the region poses practical difficulties and is weather dependent. As of December 31, 1998, the carrying amount of net assets located in Bolivia was approximately $131,000.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Note C - Long-term Debt and Notes Payable

     Bank note payable at its prime  interest rate
          (7 3/4% at  December  31,  1998),  dated
          January 31,  1997.  Interest due monthly
          until  June 1, 1999 when  principal  and
          unpaid  interest  is  due.   Secured  by
          substantially all assets of the Company,
          pledge of certain assets of relatives of
          an officer (and former  president),  and
          13.5 million  shares of Company stock of
          the officer.                                               $1,000,000

     Note payable  dated to a Bolivian  consulting
          engineering firm at 15% per annum; dated
          January  7, 1998:  unsecured;  principal
          and accrued  interest  due  December 30,
          1998,  subsequently extended to June 30,
          1999.                                                         424,884

     Other, unsecured.                                                   23,932

     Borrowings from Related Parties:

     10.5%notes  payable   issued  in  1996  to  a
          relative of an officer,  unsecured,  due
          January 1, 2000,  personally  guaranteed
          by  the   officer   and   her   husband.
          Classified  as current  liability due to
          related party nature.                                         450,000

     12%  notes payable  issued from November 1996
          through December 1998 to relatives of an
          officer, unsecured, due January 1, 2000.
          Classified  as current  liability due to
          related party nature.                                         537,143

     24%  advances  from officers of a subsidiary,
          unsecured, due on demand.                                     174,647

     8%   loans  issued  in  1996  by an  officer,
          unsecured,    due   January   1,   2000.
          Classified  as current  liability due to
          related party nature.                                          55,250

     24%  advances from the  Company's  president,
          unsecured, due on demand.                                      32,200
                                                                     ----------
                                                                     $2,698,056
                                                                     ==========

     Note D - Income Taxes

     As of December 31, 1998, the Company had net operating loss carryforwards totaling approximately $6.9 million that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 2005 through 2018. Furthermore, use of the loss carryforwards are limited by certain changes in the Company's ownership. The primary temporary difference between reported book and tax income is the recognition of stock as compensation for book purposes.

     A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $1.0 million of the loss carryforward has been offset by a valuation allowance of the same amount, a decrease of $318,000 in 1998.

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

     During April 1997, a $1 million bank loan (see Note C) was secured by the pledge of certain assets of relatives of an officer for a period of five years. As consideration, the Company issued 20 million shares and an additional 5 million shares of common stock for renewals and extensions of loans from the relatives, less $25,000 in previously accrued interest. The 25 million restricted shares were recorded at $2.5 million ($.10 per share), their estimated fair value. The cost of the pledges, renewals and extensions ($2.5 million less $25,000 of abated interest) was expensed in 1997 since the bank loan is subject to annual renewal.

     From October to December 1998, the Company issued a total of 1,200,000 shares of common stock to eight individuals (non-affiliates) for a total of $120,000 ($.10 per share).

     During 1998, a total of 3,704,172 shares of common stock were issued to financial advisors and public relations consultants for services with an estimated total value of $463,000.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     During 1998, a Bolivian consulting engineering firm paid a financial advisor 666,666 shares of the Company's common stock for services provided by the advisor on behalf of the Company. As consideration for the transfer of the stock, the Company issued 999,999 shares of common stock to the consulting firm. Also during 1998, a significant shareholder paid two financial advisors and an investor relations firm 450,000 shares of the Company's common stock for services. As consideration for the transfer of the stock, the Company issued the shareholder 675,000 shares of common stock. The new shares issued by the Company were recorded at the estimated value of the stock transferred, approximately $.13 per share, a total of $217,500 ($145,000 for services and $72,500 as interest expense).

     Convertible Debt
     ----------------
     During 1996, the Company issued $188,500 of 6% debentures to a foreign corporation which are convertible to common stock at the lesser of 80% of the OTC Bulletin Board closing bid price the day prior to notice or $.30 per share (see Note C). December 15, 1997, the holder converted $20,000 of the debentures plus accrued interest of $17,757 into 429,060 shares of common stock ($.088 per share). During 1998, the conversion factor was reduced from 80% to 50% and the holder converted the remaining $168,500 of debentures and $3,092 of related accrued interest into 2,773,447 shares of common stock at an average conversion rate of approximately $.062 per share.

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

     On March 27, 1997, the holder of a $50,000 note payable converted the note and accrued interest of $16,659 into 260,000 shares of common stock ($.25638 per share).

     On April 24, 1998, the Company issued a $125,000 convertible debenture to a foreign corporation. On October 15, 1998 the debenture was converted, along with $35,000 of accrued interest, to 2,560,000 shares of common stock at 50% of the OTC Bulletin Board average closing bid price the day prior to notice - $.0625 per share.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Employee Stock Options and Pro Forma Stock Based Compensation
     -------------------------------------------------------------
     On October 20, 1998, the Company granted options, covering 25 million shares of common stock, to two officers at an exercise price of $.16 per share until November 1, 2001; 15 million of the options vest immediately and 10 million on November 1, 1999. As of December 31, 1998, none of the options had been exercised.

     Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                 Risk-free interest rate                     5.0%
                 Dividend yield                              None
                 Volatility factor                           197%
                 Weighted average expected life              36 months


     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings (loss) per common share were as follows for the year ended December 31, 1998:

          Net Income (Loss) - as reported                       $(2,073,025)
          Net Income (Loss) - pro forma                         $(4,567,998)

          Earnings (Loss) Per Common Share - as reported              $(.02)
          Earnings (Loss) Per Common Share - pro forma                $(.04)

          Weighted average fair value of options
              granted during the year                         $.15 per share

     There were no options granted or outstanding during 1997. The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Note F - Related Party Transactions

     During 1994, an officer advanced a total of $44,107 to the Company. In 1995, the officer advanced additional sums totaling $265,163, was repaid $160,719, and applied $25,000 against a promissory note issued the Company in 1994 in connection with the purchase of stock. In 1996, repayment of the advances was agreed to, providing for interest at eight percent. Also during 1996, the officer loaned the Company an additional $84,500 and was repaid $116,500. In 1997, the officer was repaid $48,800 on the loan. As of December 31, 1998, $55,250 loan principal plus accrued interest of $6,232 was owed the officer (an increase of $4,712), respectively. The unsecured loans are due January 1, 2000, and due to their related party nature, the loans are included in current liabilities.

     In addition, as of December 31, 1998, $369,082 was owed the officer discussed above for out-of pocket operating expenses and unpaid salary and is included in accounts payable, a net increase of $154,722 during 1998. As of December 31, 1998 a combined total of $430,564 was owed the officer for loans, accrued interest and amounts included in accounts payable (an increase of $159,434 during 1998).

     During 1996, the officer discussed above received three percent of the stock ownership of Eagle Mining of Bolivia, Ltd. in partial consideration of the loans and advances made to the Company by the officer and the officer's family.

     During 1996, four one-year notes payable, totaling $450,000 at an interest rate of 10 1/2%, were issued to a relative of an officer. The notes are unsecured but personally guaranteed by the officer and her husband. In April 1997, $12,500 of accrued interest was abated in partial payment for a loan guarantee and renewal (see below). As of December 31, 1998 the $450,000 loan principal and accrued interest of $125,028 was outstanding (an increase of $57,079). March 22, 1997 the notes were renewed with an extended due date of January 1, 2000; and due to their related party nature, the notes are included in current liabilities.

     During 1995, relatives of an officer advanced the Company $32,683 and were repaid $8,092. In 1996, repayment of the advances was agreed to, providing for interest at twelve percent, and the relatives loaned the Company an additional $195,658. In 1997, the relatives were repaid $165,000, of which $161,230 was applied to principal and the balance to accrued interest. Also in 1997, additional advances totaling $239,687 were made to the Company. In April 1997, $12,500 of accrued interest was abated in partial for a loan guarantee and renewal (see below). In 1998, the relatives loaned an additional $170,790. As of December 31, 1998, $537,143 of loan principal was outstanding (an increase of $222,754). March 22, 1997 these unsecured notes were renewed with an extended due date of January 1, 2000; and due to their related party nature the notes are included in current liabilities.

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

     During 1997, a $1 million bank loan (see Note C) was secured by the pledge of certain assets of relatives of an officer for a period of five years. As consideration, the Company issued 20 million shares and an additional 5 million shares of common stock for renewals and extensions of loans from the relatives, less $25,000 in previously accrued interest. The 25 million restricted shares were recorded at $2.5 million ($.10 per share), their estimated fair value. The cost of the pledges, renewals and extensions ($2.5 million less $25,000 of abated interest) was expensed in 1997 since the bank loan is subject to annual renewal.

     In January 1998, a vehicle acquired in 1997 for stock valued at $35,000 (see Note B) was sold to the Company's president at its estimated fair value, $27,575. Payment was accomplished by reducing outstanding loans owed to the officer by the Company. In addition, in 1998 the president was repaid $9,500 cash and advanced the Company an additional $33,425. As of December 31, 1998, the president was owed $32,200 for loans which bear interest at 24% per annum, are unsecured, and due on demand.

     Through December 31, 1998 officers of GEBM have loaned it a total of $174,647 (in equipment rentals and cash). These loans bear interest at 24% per annum, are unsecured, and due on demand.

     Note G - Commitments and Contingencies

     Securities and Exchange Commission Investigation
     ------------------------------------------------
     On May 7, 1998 the Securities and Exchange Commission (the "SEC") filed a civil injunctive action in the United States District Court of Colorado against the Company, one current officer and a former officer of the Company. The primary allegations related to the possible distribution of unregistered securities, the publication of misleading statements regarding the Company's interest in a joint venture with Mineral Mountain Mining Company and the Silver Bar Mine (see below), and subsequently, whether a May 22, 1998 Company press release may have violated federal securities laws.

     In February 1999, the Company entered into an agreement, neither admitting nor denying any of the allegations in the SEC's actions, but resolving any and all issues as to the SEC's complaints as they relate the Company, by agreeing to a permanent injunction not to violate certain securities laws in the future. Pursuant to the consent, on March 4, 1999, the Federal District Court for the District of Colorado entered a judgment ordering the Company not to violate certain securities laws in the future. The Company was not assessed any civil or monetary penalty. Although the Company has

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     resolved the SEC's allegations against it, other defendants remain in the civil action, including two current officers and directors. Negotiations are currently underway for the settlement of the allegations against the remaining defendants, but those individuals have denied any wrongdoing under federal securities laws.

     Former Officer and Other Employees
     ----------------------------------
     In June 1998, a former officer filed a lawsuit against the Company seeking 540,659 shares of common stock for compensation in 1995 and 1996 pursuant to an employment agreement. The Company vigorously denies the allegations and claims the employee breached the employment agreement, including its fiduciary and confidentiality provisions. As a result, the Company has filed a counter-claim. Trial of the dispute is scheduled for August 30, 1999 in Denver District Court. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

     The Company is considering a claim against two other former employees, the former officer discussed above, and a company formed by the individuals that is alleged to have usurped corporate opportunities of the Company and tortiously interfered in its operations.

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

     Office Leases
     -------------
     July 1, 1997, the Company entered into a five-year office lease in La Paz, Bolivia at $1,666 per month. Rental expense paid for the office was $18,000 and $18,996 in 1998 and 1997, respectively. Future minimum lease payments are as follows:

                   Year ended December 31,
                            2000                           $ 19,992
                            2001                             19,992
                            2002                              9,996
                                                           --------
                                                           $ 49,980
                                                           ========

     The Company also leases an executive suite in Denver, Colorado on a month-to month basis at $188 per month.

     Note H - Fair Value of Financial Instruments

     Disclosures about the fair value of financial instruments are presented below. The determination of fair value is subjective in nature and involves uncertainties and significant matters of judgement and does not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. Also, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 1998:

-------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                             Carrying           Estimated
                                              Amount            Fair Value
     Financial assets:
     Cash and cash equivalents              $     1,314         $     1,314

     Financial Liabilities:
     Notes and loans payable                  2,698,056           2,698,056

     The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximates fair value because of the short maturities of these instruments. The fair value of notes and loans payable approximates fair value because of the market rate of interest on the debt.

     Note I - Events Subsequent to December 31, 1998 (Unaudited)

     Short-term Borrowings
     ---------------------
     On February 17, 1999, the Company borrowed $25,000 from an individual pursuant to a two-percent promissory note that is secured by 500,000 shares of unissued, restricted common stock. As additional compensation, the lender also received 75,000 shares of restricted common stock. At the Company's option, it may extend the due date of the loan from May 3, 1999 to May 17, 1999 for 75,000 additional shares of common stock. The obligation is also personally guaranteed by the Company's president.

     Sale of Common Stock to Investors
     ---------------------------------
     In January and March 1999, the Company issued 1,060,000 shares of common stock to eight individual investors (non-affiliates) for cash totaling $106,000 ($.10 per share).

     Issuance of Common Stock to Advisors
     ------------------------------------
     In the first quarter of 1999, the Company agreed in principle to issue a total of 1.5 million shares of common stock to two financial advisors as compensation for identification of prospective investors and financial public relations in 1999.

     Other Related Party Transactions
     --------------------------------

     Through April 7, 1999, relatives of an officer loaned the Company $91,300 (see Note F).