Form 10QSB
period 1999-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 1999-05-17
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                                   (Mark One)

[  X]    Quarterly report under  Section 13 or 15(d) of the  Securities Exchang
         Act of 1934 for quarter  period ended

                                 March 31, 1999

[  ]     Transition  report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the  transition period from __________ to __________.



                         Commission file number 0-23726

                        GOLDEN EAGLE INTERNATIONAL, INC.
             ------------------------------------------------------
            (Exact name of Golden Eagle as specified in its charter)


             Colorado                                     84-1116515
             --------                                     ----------
     (State of incorporation)                 (IRS Employer Identification No.)


             4949 South Syracuse Street, Suite 300, Denver, CO 80237
             --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


      Golden Eagle's telephone number, including area code: (303) 694-6101
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:                None
Name of each exchange on which registered:                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          $.0001 par value Common Stock
                          -----------------------------
                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                      [ X ]  Yes      [    ]  No

At March 31, 1999, there were 110,952,885 shares of common stock outstanding.

Transitional Small Business Disclosure Format:        [    ]  Yes     [  X ]  No

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements
         --------------------

     The unaudited Financial Statements for the Quarter Year ended March 31, 1999, are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At March 31, 1999, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the first quarter of 1999, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at March 31, 1999, Golden Eagle was able to pay or was in the process of arranging for the payment of all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of March 31, 1999 ($4,224,529) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation to Golden Eagle's president and corporate secretary.

     Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout 1999 and will result in dilution to Golden Eagle's current shareholders (see Part II, Item 2, "Changes in Securities").

     During the first quarter of 1999, Golden Eagle entered into an agreement with two related entities (which are not affiliated with Golden Eagle) to provide certain services in 1999 to Golden Eagle on a non-exclusive basis. These services include introducing Golden Eagle to investment bankers and accredited investors. In addition, these entities are providing Golden Eagle with financial public relations. These services do not include the offer or sale of securities. Golden Eagle has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these 1999 services.

     Golden Eagle has also been required to seek financing from other sources, including affiliates and their family members, to allow it to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that Golden Eagle will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on Golden Eagle's ability to generate cash flow from operations, of which there can be no assurance.

     In the first quarter of 1999, Golden Eagle borrowed $25,000 from an unrelated individual pursuant to a promissory note bearing interest at two percent per annum that is secured by 500,000 shares of unissued, restricted common stock. As additional compensation, the lender also received 75,000 shares of restricted common stock. Pursuant to the loan agreement, the Company opted to extend the due date of the loan from May 3, 1999 to May 17, 1999, for 75,000 additional shares of common stock, which were issued on May 5, 1999. The obligation is also personally guaranteed by the Company's president.

     As of March 31, 1999, Golden Eagle's majority-owned subsidiary, GEBM, had received loans totaling $14,291 in cash from Golden Eagle's president, Terry C. Turner, and $158,976 (in equipment rentals and cash) from GEBM's president, Rene Velasquez and his wife. The funds provided by these loans were used to maintain Golden Eagle's ongoing operations in Bolivia. These loans bear interest at 24% per annum and are repayable upon demand. In the first quarter of 1999, Mr. Velasquez requested repayment of his loans and equipment rental amounts, and Golden Eagle deems the loans and rental amounts due and payable. Golden Eagle is presently negotiating the repayment on the loans and rental payments with Mr. Velasquez.

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

     To date, Golden Eagle has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date Golden Eagle has been able to produce and sell approximately 20,000 grams of gold, with post-royalty revenues of $159,000. During the first quarter of 1999, Golden Eagle's operations in Bolivia produced post-royalty revenue of $5,000. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, and there can be no assurance that any revenues received will exceed expenses incurred. In this regard, Golden Eagle has contracted Ronald Atwood, Ph.D., to develop a feasible flow sheet for the metallurgical plant required to recover the fine gold found at Cangalli which has traditionally been lost. Dr. Atwood spent three weeks in the month of April, 1999 in Cangalli carrying out field studies on particle size and distribution, material handling, and fine gold recoverability testing. Dr. Atwood is also preparing a mine plan for submission to Golden Eagle's Board for consideration and implementation, employing the newly-designed metallurgical plant. Golden Eagle's ability to pursue any mine plan is dependent on a number of factors, including obtaining necessary government and local consents and permits and, most importantly, obtaining a significant amount of additional financing. There can be no assurance that Golden Eagle will be able to obtain the necessary permits when required, or that it will be able to obtain a sufficient amount of financing on commercially reasonable terms, if at all.

     During the first quarter of 1999, Golden Eagle, through its Bolivian subsidiaries, completed a substantial amount of work on the Cangalli properties. These activities included ongoing rehabilitation and exploration of the Cangalli shaft, and exploration of several potential open-pit mining sites within the concession area.

     Golden Eagle has no significant capital commitments pursuant to its contract with UCL, other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period. As a result of meetings held with the president and general secretary of the UCL in Miami, Florida on December 14 and 15, 1998, Golden Eagle's president and corporate secretary committed to fulfill obligations to the cooperative of $42,451 owing on the purchase of equipment from the cooperative and for royalties on production. During the first quarter of 1999, that commitment was met in full. In addition, Golden Eagle committed to the cooperative that it would finish paying any and all back obligations owed to workers and suppliers in the Cangalli district. Golden Eagle has subsequently met many of those obligations, and has arranged for the payment of certain pending obligations.

     Golden Eagle has offered to purchase the interests ("Certificados de Aporte" or "Certificates of Contribution") from each of UCL's 118 members, thereby buying out the Cooperative's interest in the Cangalli properties. Among the conditions precedent that must be met before the offer can be completed is compliance with U.S. and Bolivian securities laws, as well as acceptance by the UCL members. Golden Eagle's offer to UCL is still pending as of the filing of this quarterly report, and its ability to purchase UCL is contingent upon Golden Eagle's ability to obtain adequate financing, of which there can be no assurance.

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

     To underscore and promote amicable relations between Golden Eagle and UCL, as indicated above UCL's president, German Nunez, and its General Secretary, Julio Duran, were invited to a confirmation and planning meeting in Miami, Florida, December 15-17, 1998. Rene Velasquez, President of GEBM and EMB, attended, as well as Terry C. Turner, Golden Eagle's President and Board
Chairman, and Mary A. Erickson, Golden Eagle's Corporate Secretary and Board member. Golden Eagle and UCL confirmed the existence of amicable and productive relations between the two organizations. Discussions were held on issues ranging from a buyout of UCL's interests in the Cangalli gold deposit to integration of UCL's membership into the body of Golden Eagle's shareholders.

     As a reciprocal gesture, Golden Eagle's Board of Directors and officers, together with Mr. Velasquez, attended UCL's annual general assembly on February 27, 1999 in Cangalli, Bolivia. Golden Eagle's Board and officers were received very cordially, and the same agenda discussed in Miami, Florida, was discussed at length during a day-long meeting with UCL's entire membership.

     Meetings have been scheduled with a committee appointed from UCL's general membership for purposes of negotiating the buyout of UCL's interests in the Cangalli gold deposit. This UCL negotiating committee was authorized and empowered by the full UCL membership during its annual general assembly in February, 1999, to negotiate a final resolution of all buyout issues. Originally scheduled for mid-April 1999, these meetings have been postponed until May 1999. While Golden Eagle's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," discussed above and weigh it carefully when making any investment decision regarding Golden Eagle's securities.

     However, regarding the purchase of UCL's interest in the Cangalli property, as of the end of the first quarter of 1999, Golden Eagle did not have sufficient liquidity or capital resources to purchase the interests of the UCL members or to accomplish its other operational objectives. Although Golden Eagle's management is optimistic about its ability to raise the necessary capital, there can be no assurance that Golden Eagle will be able to raise capital when needed, in the amounts needed, or on commercially reasonable terms. Golden Eagle's current status with a recently-settled SEC investigation (to which its management continues to be subject) and the enhanced regulatory scrutiny resulting therefrom and its poor financial condition, among other conditions, makes it more difficult for Golden Eagle to raise such funds on reasonable terms. Issues that Golden Eagle believes would be of concern to prospective investors include (without limitation), the significant working capital shortages in the past, the lack of proven mineral reserves or a mine plan, the difficulties associated with international operations, the concentration of Golden Eagle's assets in a single prospect in Bolivia, and the significant dependence on management.

     During the last quarter of 1998 and the first quarter of 1999, Golden Eagle's officers attended several substantive meetings with Bolivian government officials at the highest levels, including: Bolivia's President, Hugo Banzer; the Minister of Economic Development, Jorge Pacheco; the Vice Minister of Mining and Metallurgy, Rene Rengel; and the Governor of the State of La Paz, Luis Alberto Valle, among others. Golden Eagle's management believes that these meetings foster an important atmosphere of trust and confidence in promoting both Bolivia's national interests, as well as Golden Eagle's corporate objectives.

     Because of technical and financial issues on staging its own operations, Golden Eagle's management has decided that one of its important objectives must be carrying out negotiations with potential joint-venture partners for the development of the Cangalli gold deposit. As a condition precedent to beginning those negotiations, Golden Eagle's management projected that within the fourth quarter of 1998, or within the first quarter of 1999, Golden Eagle would have the initial geological report from its current consulting firm, evaluating its Cangalli gold deposit. Golden Eagle's management believed that it would be important, taking into account all of the existing circumstances, to have this report in hand as one of its criteria for inviting intended joint venture partners onto the Cangalli properties. The delay in receiving this report has delayed any negotiations with other potential joint venture partners. Golden Eagle cannot assure that any potential joint venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with Golden Eagle.

     Golden Eagle's management isdesirous of firming up other strategic issues before inviting potential joint venture partners onto its Cangalli properties. Foremost among these other strategic moves, Golden Eagle's management began implementing a program of land acquisition during the fourth quarter of 1998 through the first quarter of 1999, which included, as indicated above, negotiating the ownership of the Cangalli properties currently under Golden Eagle's contractual control (thereby extinguishing the 18% UCL royalty and eliminating the "cooperative risk" factor, as well as acquiring surrounding properties in the Paleo-Tipuani Trend. Meetings scheduled in mid-April 1999 between an appointed negotiating committee from UCL and Golden Eagle's management will strive to resolve pending issues for acquiring UCL's interest in the Cangalli properties. Golden Eagle cannot assure that these meetings will produce a positive result for Golden Eagle; however, these negotiations have been advanced in previous meetings with UCL's leadership and general membership. The completion of any acquisition by Golden Eagle of the surrounding properties or the UCL interests is subject to the availability of adequate financing, of which there can be no assurance.

     Golden Eagle also cannot assure that its current surrounding land acquisition program will be successful in acquiring all, or even many, of the significant land holdings in the Paleo-Tipuani Trend. Nevertheless, Golden Eagle's management believes that it is essential, from various strategic perspectives, to begin these acquisitions and the formal legal proceedings required by Bolivian law to perfect titles on these properties.

     On October 7, 1998, Golden Eagle entered into a consulting agreement with Behre Dolbear & Co., Inc. ("BD&C") of Denver, Colorado, an internationally-known consultant to the minerals industry. BD&C agreed to make a site visit to Golden Eagle's Cangalli, Bolivia prospects and attempt to confirm the presence of gold at a limited number of sites to determine the suitability of areas of the prospect for further exploration and, based on the results of the foregoing efforts, generate a work plan which, if successful, would enable Golden Eagle to identify sufficient resources on the Cangalli property for mining. Golden Eagle previously reported the results of work by other consultants, but concluded that the techniques used by those other consultants may have been insufficient to justify the calculations made.

     BD&C completed its first-phase field evaluation on certain designated target areas within Golden Eagle's Cangalli gold deposit in October 1998. BD&C advised Golden Eagle that its field geologist confirmed the existence of gold mineralization on Golden Eagle's properties. The work BD&C has performed to date confirms Golden Eagle's management's initial conclusion that earlier studies had focused on too broad an area within the property and that a greater likelihood of success could be realized by Golden Eagle focusing on smaller target areas for more extensive sampling and analysis.

     In mid-February, 1999, BD&C carried out a further site review and additional analysis on Golden Eagle's Cangalli properties. As a result of BD&C's investigation, BD&C worked with Golden Eagle's management to identify target areas for more extensive sampling with the intent of identifying sufficient resources to be considered for future possible mines.

     BD&C has emphasized to Golden Eagle that it is not in a position, at this time, to confirm third party estimates or to make its own estimates of existing or potential reserves or resources which the property may contain. BD&C's report on its fieldwork done in October 1998 and February 1999 had just been received by Golden Eagle as of the date of this Report on Form 10-QSB, and is currently being analyzed by the Company.

     Given Golden Eagle's working capital shortages and current world market conditions for commodities, including minerals and metals, Golden Eagle's management has set the following priorities for the use of proceeds as they become available:

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

          ii.  Entering    second-stage    resource   confirmation   work   with
               Golden Eagle's geological consulting firm;

          iii. Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     As stated above, implementation of any or all of these planned strategies by Golden Eagle requires significant infusions of working and operating capital, and Golden Eagle cannot assure that it will be successful in raising that capital through a secondary offering or private placements.

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

     Results of Operations
     ---------------------

     Golden Eagle's operations in the first quarter of 1999 resulted in significant losses and negative cash flow. Notwithstanding the limited amount of revenues generated from mining operations ($5,000 in post-royalty revenues in the first quarter of 1999), Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), as well as stock issuances through private placements, to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the first quarter of 1999 compared with the same period in 1998.

     Golden Eagle incurred operating expenses totaling $352,811 in the first quarter of 1999, as compared to $456,935 in 1998, a decrease of 23%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($347,734) in 1999 and ($445,135) in 1998, a decrease of 22%.

     As of March 31, 1999, Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $990,700. (Golden Eagle's president, as well as Golden Eagle's secretary/treasurer, were not paid any salary during the first quarter of 1999; neither Golden Eagle's president nor the secretary/treasurer has been paid any compensation subsequently during 1999, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.)

     Golden Eagle's costs and operating expenses for first quarter 1999 decreased slightly as to general and administrative expenses, totaling $301,959 compared to $369,927 during the same period in 1998, an 18% decrease. However, first quarter 1999 exploration expenses decreased more substantially from $55,970 in 1998 to $29,751 in 1999 (see following paragraph).

     As of March 31, 1999, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $797,529 for mining equipment.

     Golden Eagle incurred interest expense in the first quarter of 1999 of $76,934, as opposed to first quarter 1998 interest of $122,884. The decrease was a result of less stock issued in 1999 for interest, leading to this 37% decline. Interest costs will continue, and probably rise significantly, during the balance of 1999 and through the forseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the first quarter of 1999 of ($426,268), or ($.004) per share, compared to its net loss during the same period in 1998 of ($567,959), or ($.006) per share, a decrease of 25% and 33% per share, respectively. Golden Eagle anticipates that the trend of net losses will continue through the balance of 1999, as it invests further in exploration on its Cangalli prospect and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1996, 1997, or 1998, and was not impacted during the first quarter of 1999. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     On May 7,  1998,  the SEC  filed a  civil  action  (SEC  vs.  Golden  Eagle
International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Golden Eagle; Golden Eagle's former president (who resigned in May of 1996); Golden Eagle's current secretary/treasurer and a director; Golden Eagle's former public relations firm (which had not performed work for Golden Eagle since before May
1996); and two individuals, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's complaint were that Golden Eagle and the individuals involved had issued press releases which were false and misleading in an attempt to hype the value of Golden Eagle's stock.

     On November 14, 1998, the SEC filed an Amended Complaint in the above-referenced action, alleging that Golden Eagle and its president had an inadequate basis for making the May 22, 1998, press release regarding a geological report Golden Eagle had received from an independent geophysicist and mining engineer regarding the Cangalli gold deposit.

     In February 1999, Golden Eagle entered into a Consent and Undertaking, neither admitting nor denying any of the allegations in the SEC's action, but resolving any and all issues as to the SEC's Complaint and Amended Complaint as they relate to Golden Eagle International, Inc., by agreeing to the issuance of a Permanent Injunction not to violate certain securities laws in the future. Pursuant to that Consent and Undertaking, on March 4, 1999, the Federal District Court for the District of Colorado entered a Final Judgment of Permanent Injunction ordering Golden Eagle not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty. Although Golden Eagle has resolved the SEC's allegations against it, other defendants remain in the civil action, including two current officers and directors, as well as a former officer and director. Negotiations are currently underway for the settlement of the allegations against the remaining defendants, but those individuals have denied any wrongdoing that may be actionable under federal securities laws.

     There are no other material pending or threatened legal proceedings except as disclosed in Golden Eagle's annual report on Form 10-KSB for the year ended December 31, 1998.


Item 2.  Changes in Securities
         ---------------------

     During the quarter ending March 31, 1999, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. Golden Eagle issued a total of 1,285,000 restricted common shares for cash to eight unaffiliated, accredited investors and one unaffiliated unaccredited investor at a price of $.10 per share. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet Golden Eagle's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

     In addition, during the second quarter of 1999 and as of May 7, 1999, three of the investors mentioned in the foregoing paragraph purchased additional restricted common shares for a total of 500,000 shares, and two additional unaffiliated, accredited investors purchased 310,000 restricted common shares. These shares were issued, and the funds used, under the same terms as described in the foregoing paragraph.

     Since late 1994 through the first quarter of 1999, Golden Eagle was publicly-traded under the symbol "MINE" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. ("NASD"). However, in February, 1999, the NASD reassigned the "MINE" symbol to a NASDAQ company, and has assigned to Golden Eagle the trading symbol "MYNG". The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks.

     On June 22, 1998 the SEC issued a ten-day suspension of trading of Golden Eagle's securities, until July 6, 1998, on the OTC Bulletin Board. At the end of that ten-day suspension, Golden Eagle's securities again began trading on the "pink sheets," a less-sophisticated manual system for posting relevant market information. The "pink sheet" status of Golden Eagle's securities has created a substantial problem with liquidity for shareholders and potential shareholders interested in trading Golden Eagle's securities. Once Golden Eagle became current on its filings of annual and quarterly reports, its securities were eligible to return to the OTC Bulletin Board upon the filing by a prospective market maker of a Form 211 pursuant to the Securities Exchange Act of 1934. In February, 1999, one of Golden Eagle's market makers filed the requisite Form 211 with the NASD requesting the return of Golden Eagle's securities to the OTC Bulletin Board. Golden Eagle's market maker, a registered broker-dealer, has exchanged correspondence with the NASD, and has provided necessary documentation. There can be no assurance, however, that the NASD will find the Form 211, and accompanying documentation, adequate. Until Golden Eagle has received formal notice that its market maker's Form 211 application has been approved, the market for Golden Eagle's common stock will be impaired.


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

         b.       Reports on Form 8-K:

                  The following reports on Form 8-K were filed during the quarter ended March 31, 1998, and subsequently, and are incorporated by reference herein:

                  February 23, 1999 reporting an event under Item 5 of Form 8-K March 17, 1999 reporting an event under Item 5 of Form 8-K March 29, 1999 reporting an event under Item 5 of Form 8-K


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN EAGLE INTERNATIONAL, INC.
                                                (Golden Eagle)

May 7, 1999
                                        by:  /s/  Terry C. Turner
                                             -----------------------------------
                                             Terry C. Turner, President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.


                                         GOLDEN EAGLE INTERNATIONAL, INC.

May 7, 1999
                                         by:  /s/  Terry C. Turner
                                              ----------------------------------
                                              Terry C. Turner,
                                              Director and Principal Executive
                                              Officer
May 7, 1999
                                         by:  /s/  Mary A. Erickson
                                              ----------------------------------
                                              Mary A. Erickson,
                                              Director, Principal Financial
                                              Officer and Principal Accounting
                                              Officer

--------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
--------------------------------------------------------------------------------





                                                                          PAGE
                                                                          ----


Consolidated Balance Sheet ............................................    F-1

Consolidated Statement of Operations ..................................    F-2

Consolidated Statement of Cash Flows ..................................    F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) ...    F-4

Notes to Consolidated Financial Statements ............................    F-5


-------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,        December 31,
                                                                                        1999              1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                                             $     5,608         $     1,305
   Prepaid expense and other costs                                                       58,030              56,087
-------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               63,638              57,392
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Mining equipment                                                                     797,529             813,529
   Acquisition cost of mining prospect                                                  100,000             100,000
   Vehicles                                                                              59,796              59,796
   Office equipment                                                                      70,059              46,682
-------------------------------------------------------------------------------------------------------------------
                                                                                      1,027,384           1,020,007
   Less accumulated depreciation                                                       (168,881)           (147,780)
-------------------------------------------------------------------------------------------------------------------
                                                                                        858,503             872,227
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Advance royalties                                                                     83,123              44,634
   Deposits                                                                               9,275              12,275
-------------------------------------------------------------------------------------------------------------------
                                                                                         92,398              56,909
-------------------------------------------------------------------------------------------------------------------

                                                                                    $ 1,014,539         $   986,528
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Loans from related parties                                                       $ 1,335,522         $ 1,249,240
   Bank loan payable                                                                  1,000,000           1,000,000
   Other notes payable                                                                  472,179             448,816
   Accounts payable                                                                     284,527             213,898
   Payable to related parties                                                            12,468              19,468
   Accrued compensation and taxes                                                       990,700             907,577
   Accrued interest payable                                                             192,771             166,526
   Other accrued liabilities                                                               --                 1,863
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                      4,288,167           4,007,388
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $.01 per share;
      shares authorized 10,000,000; none issued                                            --                  --
   Common stock, par value $.0001 per share; authorized 800,000,000 shares;
      issued and outstanding 110,952,885 and 109,217,885 shares, respectively            11,095              10,920
   Additional paid-in capital                                                         8,328,135           8,154,810
   Deficit accumulated during the development stage                                 (11,612,858)        (11,186,590)
-------------------------------------------------------------------------------------------------------------------
      Total stockholders' (deficit)                                                  (3,273,628)         (3,020,860)
-------------------------------------------------------------------------------------------------------------------
                                                                                    $ 1,014,539         $   986,528
===================================================================================================================

See accompanying notes.
                                                                                                                F-1







--------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                July 21, 1988
                                                                         March 31,                     (Inception)
                                                          -----------------------------------           To March
                                                               1999                  1998               31, 1999
--------------------------------------------------------------------------------------------------------------------


REVENUES                                                  $       5,077         $      11,800         $     159,007

COSTS AND OPERATING EXPENSES
   General and administration                                   301,959               369,927             6,679,093
   Exploration                                                   29,751                55,970               901,546
   Depreciation                                                  21,101                31,038               162,284
-------------------------------------------------------------------------------------------------------------------

      Total costs and operating expenses                        352,811               456,935             7,742,923
-------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                               (347,734)             (445,135)           (7,583,916)
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                             (76,934)             (122,884)             (707,778)
   Interest income                                                2,932                    24                17,481
   Loan financing costs, net                                       --                    --              (2,475,000)
   Write-down of mining prospect                                   --                    --                (873,462)
   Gain on marketable securities                                   --                    --                 124,336
   Commissions                                                     --                    --                   6,708
   Write off advances to Mineral Mountain Mining Co.               --                    --                 (78,000)
   Write off loan to investment advisor                            --                    --                 (15,000)
   Loss on sale of equipment                                       --                  (2,758)              (17,314)
   Other income                                                     484                 2,794                22,451
   Other expenses                                                (5,016)                 --                 (28,064)
-------------------------------------------------------------------------------------------------------------------

      Total other income (expense)                              (78,534)             (122,824)           (4,023,642)
-------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $    (426,268)        $    (567,959)        $ (11,607,558)
===================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                           $       (.004)        $       (.006)        $       (.412)
===================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                         109,682,385            97,753,730            28,141,497
===================================================================================================================




See accompanying notes.

--------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
---------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended              July 21, 1988
                                                                              March 31,                  (Inception)
                                                                 --------------------------------         To March
                                                                       1999               1998            31, 1999
                                                                 ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   (426,268)       $   (567,959)       $(11,607,558)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Stock issued for services                                      37,500             187,000           2,722,419
        Depreciation expense                                           21,101              31,038             162,284
        Stock issued for accrued interest                               7,500              79,448             148,734
        Stock issued for loan pledges and renewals                       --                  --             2,500,000
        Loss on retirement of vehicle, equipment and other               --                 2,758               8,235
        Write-down of mining prospect                                    --                  --               873,462
        Write off advances to Mineral Mountain Mining Co.                --                  --                78,000
        Write off loan to investment advisor                             --                  --                15,000
        Fair value of officer salary expensed                            --                  --                20,000
        Loss (gain) from investments                                     --                  --              (114,670)
      Changes in operating assets and liabilities:
        Prepaid expense and other costs                                (1,943)               (403)            (58,030)
        Payables and accrued liabilities                              171,134             123,769           1,480,466
------------
   Net cash flows (used for) operating activities                    (190,976)           (144,349)         (3,771,658)
------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                                (7,377)               --            (1,610,558)
   Advance royalties                                                  (38,489)             (1,475)            (83,123)
   Deposits                                                             3,000                 500             (10,775)
   Proceeds from investments sales                                       --                  --               184,380
   Advances to Mineral Mountain Mining Co.                               --                  --               (78,000)
   Loan to investment advisor                                            --                  --               (15,000)
   Purchase of investment securities                                     --                  --               (59,478)
   Purchase of subsidiary (net of cash acquired)                         --                  --                (2,700)
---------------------------------------------------------------------------------------------------------------------
   Net cash flows from (used for) investing activities                (42,866)               (975)         (1,675,254)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from related parties                                          98,862              95,204           1,864,067
   Repayments of loans from related parties                           (12,580)               --              (447,956)
   Proceeds from other notes payable                                   25,000              53,619             606,098
   Repayments of other notes payable                                   (1,637)               --               (70,783)
   Proceeds from bank loan                                               --                  --             1,000,000
   Proceeds from convertible debentures                                  --                  --               413,500
   Common stock issued                                                128,500                --             2,150,658
   Stock issuance costs                                                  --                  --               (63,064)
---------------------------------------------------------------------------------------------------------------------
   Net cash flows from financing activities                           238,145             148,823           5,452,520
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                         4,303               3,499               5,608
CASH - BEGINNING OF PERIOD                                              1,305              72,157                --
---------------------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                             $      5,608        $     75,656        $      5,608
=====================================================================================================================



See accompanying notes.


------------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                             Common Stock             Additional
                                                      ---------------------------      Paid-in         Accumulated
                                                         Shares         Amount         Capital          Deficit            Total
------------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                                     --       $       --      $       --       $       --       $       --
   Issued June 1, 1989 for cash
    ($.00006 per share)                                1,666,665              167             (67)            --                100
   Issued in 1990 for cash
    ($.003 to $.03 per share)                            666,665               67          10,033             --             10,100
    50,000 to 1 stock split                                 --               --             4,900             --              4,900
   Issued in 1991 for cash
    ($.30074 per share from
    stock offering)                                      268,335               27          59,253             --             59,280
   November 1, 1993, acquisition
    of subsidiary                                           --               --             2,600           (5,300)          (2,700)
   Fair value of officer salary                             --               --            20,000             --             20,000
   November 7, 1994, convert debt
    to equity ($.003 per share)                        2,640,830              264           7,659             --              7,923
   Issued in 1994 for note receivable
    from affiliate ($.00125 per share)                20,000,000            2,000          23,000             --             25,000
   Issued in 1994 for legal services
    ($.00125 per share)                                  375,000               37             432             --                469
   Issued for cash in 1995
    ($.01 to $.282) less $41,644
    issuance cost                                     10,469,750            1,047         244,002             --            245,049
   Issued for services in 1995
    ($.07 per share)                                   2,337,333              234         171,749             --            171,983
   Convert notes payable in 1995
    ($.15625 per share)                                  800,000               80         124,920             --            125,000
   Issued for cash in 1996
    ($.05 to $.25 per share)                           2,250,650              222         401,808             --            402,030
   Issued for services in 1996
    ($.07 to $.30 per share)                           5,448,985              545       1,230,297             --          1,230,842
   Issued for cash in 1997
    ($.10 per share)                                  10,126,350            1,013       1,011,622             --          1,012,635
   Issued in 1997 for loan guarantees
    and renewals ($.10 per share)                     25,000,000            2,500       2,497,500             --          2,500,000
   Issued in 1997 for services
    ($.03 to $.17 per share)                           9,276,398              928         815,072             --            816,000
   Issued in 1997 for equipment
    ($.10 per share)                                   2,993,161              299         299,017             --            299,316
   Convert debenture and note in 1997
    ($.09 and $.26 per share)                            689,060               69         104,347             --            104,416
   Issued in 1997 for vehicle
    ($.10 per share)                                     350,000               35          34,965             --             35,000
   Issued for cash in 1998
    ($.10 per share)                                   1,200,000              120         119,880             --            120,000
   Issued in 1998 for services
    ($.10 to $.16 per share)                           3,704,172              370         462,630             --            463,000
   Conversion of debentures in 1997
    ($.03 to $.07 per share)                           8,396,268              840         434,122             --            434,962
   Issued in 1998 for interest
    ($.13 per share)                                     558,333               56          72,444             --             72,500
   Other                                                     (70)            --             2,625             --              2,625
   Net loss for the periods                                 --               --              --        (11,181,290)     (11,181,290
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                         109,217,885           10,920       8,154,810      (11,186,590)      (3,020,860)

   Issued for cash ($.10 per share)                    1,285,000              129         128,371             --            128,500
   Issued for services ($.10 per share                   375,000               38          37,462             --             37,500
   Issued for interest ($.10 per share)                   75,000                8           7,492             --              7,500
   Net loss (unaudited)                                     --               --              --           (426,268)        (426,268)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999 (Unaudited)                110,952,885     $     11,095    $  8,328,135     $(11,612,858)    $ (3,273,628)
===================================================================================================================================

See accompanyint notes.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All intercompany transactions and balances have been eliminated.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results for the remainder of 1999.

Note B - Earnings (Loss) Per Share


Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Arrangements to Issue Stock and Loan Secured by Stock

In the first quarter of 1999, the Company agreed in principle to issue a total of 1.5 million shares of common stock to two financial advisors as compensation for identification of prospective investors and financial public relations in 1999. The shares are being accrued for as being issued ratably during the year.

On February 17, 1999, the Company borrowed $25,000 from an individual pursuant to a two-percent promissory note that is secured by 500,000 shares of unissued, restricted common stock. As additional compensation, the lender also received 75,000 shares of restricted common stock. Pursuant to the loan agreement, the Company opted to extend the due date of the loan from May 3, 1999 to May 17, 1999, for 75,000 additional shares of common stock, which were issued on May 5, 1999. The obligation is also personally guaranteed by the Company's president.