Form 10QSB
period 1999-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1999-08-16
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                                   (Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                                  June 30, 1999



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

At June 30, 1999, there were 113,937,885 shares of common stock outstanding.

Transitional Small Business Disclosure Format:                  [ ] Yes [ X ] No

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1. Financial Statements
----------------------------

     The unaudited Financial Statements for the Quarter Year ended June 30, 1999, are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 1999, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the second quarter of 1999, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at June 30, 1999, Golden Eagle was able to pay or was in the process of arranging for the payment of all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of June 30, 1999 ($4,387,919) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation to Golden Eagle's president and corporate secretary.

     Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout 1999 and will result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities").

     One matter which affected the number of shares recorded as issued during the second quarter of 1999 was entered into during the first quarter of 1999. Golden Eagle entered into an agreement with two related entities (which are not affiliated with Golden Eagle) to provide certain services in 1999 to Golden Eagle on a non-exclusive basis. These services include introducing Golden Eagle to investment bankers and accredited investors. In addition, these entities are providing Golden Eagle with financial public relations. These services do not include the offer or sale of securities. Golden Eagle has agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these 1999 services, however, these shares are being accrued for as being issued ratably during the year. (See, Note C of the attached Financial Statements.)

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

     In the first quarter of 1999, Golden Eagle borrowed $25,000 from an unrelated individual pursuant to a promissory note bearing interest at two percent per annum that is secured by 500,000 shares of unissued, restricted common stock. In addition to the interest accrued on the note, the lender received 75,000 shares of restricted common stock as additional compensation. Pursuant to the loan agreement, the Company opted to extend the due date of the loan for 75,000 additional shares of common stock. The loan was satisfied in full. The Company's president also personally guaranteed the obligation.

     As of June 30, 1999, Golden Eagle and its majority-owned subsidiary, GEBM, had received loans totaling $38,240 in cash from Golden Eagle's president, Terry
C. Turner, and $157,866 (in equipment rentals and cash) from GEBM's president, Rene Velasquez, and his wife. The funds provided by these loans were used to maintain Golden Eagle's ongoing operations in Bolivia. These loans bear interest at 24% per annum and are repayable upon demand. In the first quarter of 1999, Mr. Velasquez requested repayment of his loans and equipment rental amounts, and Golden Eagle deemed the loans and rental amounts due and payable. During the second quarter, Golden Eagle negotiated with Mr. Velasquez regarding various repayment programs, and presently, Mr. Velasquez is considering those proposed terms and conditions.

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

     To date, Golden Eagle has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date Golden Eagle has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $163,300. During the second quarter of 1999, Golden Eagle's operations in Bolivia only produced an estimated $4,300 due to some flooding of the Cangalli shaft which resulted in adverse working conditions. Those flooding and pumping issues are being resolved currently. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from its properties, no reserves have been established to date, and there can be no assurance that any revenues received will exceed expenses incurred.

     During the second quarter of 1999, a study was performed regarding Golden Eagle's Cangalli prospect. On August 2, 1999, the company announced that it had received a new metallurgical report regarding the results of that study relating to its Cangalli, Bolivia gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. Dr. Atwood is also a member of Golden Eagle's technical advisory board. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) will range from $31 to $123 per ounce of gold produced, depending on the feed grade and tonnage being mined. Dr. Atwood also expressed his opinion that the difficulty other consultants have identified in recovering fine gold in Cangalli can be overcome with certain specified technology and equipment. Dr. Atwood's report, "Report of Investigation on the Cangalli, Bolivia Gold Deposit--Recovery of Fine Gold with a Mine Plan and Economic Projections," is the result of his fieldwork on Golden Eagle's Cangalli site, as well as bench testing and laboratory analysis. Dr. Atwood has visited and investigated the Cangalli gold deposit several times since March 1997. His most recent work was performed between April and June 1999.

     Dr. Atwood's most significant findings reported to Golden Eagle are in three categories:

     o Fine gold recoveries. Other consultants have raised concerns that traditional mining and recovery methods used in the Cangalli area will not result in the recovery of a significant amount of the "fine gold" known to be present in the deposit. Dr. Atwood stated in his report, "Based on the work performed, the gold recoveries in the Chaco area [of the Cangalli gold deposit] can be expected to be in excess of 95%." He further stated, "Through enhanced acceleration in the centrifugal concentrator systems we have demonstrated that the historical fine gold losses suffered in the Cangalli area can be resolved."

     o Cost per ounce of gold produced. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) will range from $31 to $123 per ounce of gold produced, depending of the feed grade and tonnage being mined. (It should be noted that Dr. Atwood's cost per ounce projections were not based on estimates of resources or reserves. Dr. Atwood based his projections on information from sampling data collected on the Cangalli site by other consulting geologists, geophysicists and mining engineers.)

     o Recommendation regarding operations. Dr. Atwood recommended in his report that Golden Eagle consider installing a 400-ton-per-hour, 8,800-ton-per-day, mining operation and recovery plant at the Chaco Playa site. He provided a mine plan and economic projections for his recommended operation based on various scenarios. His estimated cost for the plant construction, mining equipment acquisition, and operating and administrative costs during the start-up phase was $3 million, but ramping up operations could begin with a smaller investment. Dr. Atwood stated that he believes that his recommended mine plan would be the best and most cost-effective method for creating positive cash flow for the company, while also gathering a significant amount of information regarding the Cangalli gold deposit.

     Golden Eagle's ability to pursue any mine plan is dependent on a number of factors, including obtaining necessary government and local consents and permits and, most importantly, obtaining a significant amount of additional financing. Golden Eagle's management is currently pursuing various funding options. However, there can be no assurance that Golden Eagle will be able to obtain a sufficient amount of financing on commercially reasonable terms, if at all.

     During the second quarter of 1999, Golden Eagle, through its Bolivian subsidiaries, carried out work on the Cangalli properties. These activities included ongoing rehabilitation, maintenance and exploration of the Cangalli shaft, and exploration of the Chaco area as an open-pit mining prospect within the Cangalli concession area.

     Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its properties in Bolivia. Golden Eagle's stated objective is achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

     During the second  quarter of 1999,  Golden  Eagle's  president met for two weeks of negotiations in the company's offices in La Paz, Bolivia, with the designated negotiating committee and board of directors of the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The purpose of these negotiations was Golden Eagle's purchase of all right, title and interest owned by UCL in the Cangalli concessions. The negotiations were successfully concluded for a reasonable combined offer of cash and restricted shares in the company. Specific contract language was drafted and UCL's negotiating committee and board of directors concluded that the proposed contract had to be submitted to UCL's general assembly for approval. UCL's general assembly, however, did not approve the contract language citing their inability to comprehend the complex securities language that had been included in the proposed contract due to the fact that it dealt with Golden Eagle's restricted securities. Because of the lack of sophistication of UCL's general membership regarding securities, UCL sent Golden Eagle an all-cash counter-offer. Golden Eagle's management is currently negotiating with UCL's leadership on acceptable contract language and various alternate proposals. In any event, among the conditions precedent that must be met before the offer can be completed is compliance with U.S. and Bolivian securities laws, as well as acceptance by UCL's general assembly. Any offer by Golden Eagle to UCL also would be contingent on the company's ability to obtain adequate financing, of which there can be no assurance.

     In addition, Golden Eagle believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that Golden Eagle's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately 22 years, Golden Eagle has received informal and formal complaints from UCL's administration regarding Golden Eagle's contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. Golden Eagle's management believes that this problem resolution process will continue for the life of the contract, 25 years from January1996, or until Golden Eagle can accomplish the total acquisition of UCL's interest in the Cangalli concession. Factors which are somewhat out of Golden Eagle's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties, force majeure, commodities and metals market fluctuations, or the failure of governmental institutions to support Golden Eagle's legitimate rights vi a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt Golden Eagle's relationship with UCL. Golden Eagle has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. During the meetings with members of UCL's board of directors in December 1998, Golden Eagle's president and corporate secretary received written assurances that relations between UCL and Golden Eagle are extremely cordial and in excellent condition. While Golden Eagle's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Golden Eagle's securities.

     During the last quarter of 1998, and the first and second quarters of 1999, Registrant's officers attended several substantive meetings with Bolivian government officials at the highest levels, including: Bolivia's President, Hugo Banzer; the Minister of Economic Development, Jorge Pacheco; the Vice Minister of Mining and Metallurgy, Rene Rengel; and the Governor of the State of La Paz, Luis Alberto Valle, among others. Registrant's management believes that these meetings foster an important atmosphere of trust and confidence in promoting both Bolivia's national interests, as well as Golden Eagle's corporate objectives.

     Because of technical and financial issues on staging its own operations, Golden Eagle's management has decided that one of its important objectives must be carrying out negotiations with potential joint-venture partners for the development of the Cangalli gold deposit. As a condition precedent to beginning those negotiations, Golden Eagle's management projected that within the fourth quarter of 1998, or within the first quarter of 1999, Registrant would have the initial geological report from its current consulting firm, evaluating its Cangalli gold deposit. Golden Eagle's management believed that it would be important, taking into account all of the existing circumstances, to have this report in hand as one of its criteria for inviting intended joint venture partners onto the Cangalli properties. The delay in receiving this report delayed any negotiations with other potential joint venture partners. Registrant cannot assure that any potential joint venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with Registrant.

     On June 16, 1999, Golden Eagle announced that it had received a report on its Cangalli gold deposit from the internationally-recognized minerals industry consulting firm of Behre Dolbear & Company, Inc. ("Behre Dolbear"). Behre Dolbear's report entitled: "Report on Results of Gold Sampling Program: Cangalli Area, Bolivia" is the result of a field sampling program and literature search performed by Behre Dolbear geologists beginning with site work in October 1998, and culminating with a site visit in February 1999.

     Behre Dolbear's report, a geological analysis of the Cangalli deposit and an in-depth historical survey of gold production in Cangalli and the Tipuani Mining District, "confirms that alluvial gold is present in the Cangalli conglomerate. Gold occurence is erractic, but extends over significant vertical and horizontal sections". Behre Dolbear further stated: "The extent of the deposition of Cangalli conglomerates is impressive."

     The Company retained Behre Dolbear in September 1998, to conduct the fourth geological study commissioned on Golden Eagle's Cangalli gold deposit since January 1996 (Trites, January 1996) (Paravicini, April 1997) (Paravicini, May
1998) (Behre Dolbear, May 1999). In addition, Golden Eagle had received reports on site visits from Donald M. Hausen, Ph.D., former chief minerologist for Newmont Mining (September 1997); Max Staheli, former controller of South American operations for Barrick Gold Corporation (September 1997); and Ronald L Atwood, Ph.D., former chief metallurgist for Newmont Mining (March 1997), all members of Golden Eagle's Technical Advisory Board. All of the reports preceeding the Behre Dolbear report had indicated that the Cangalli gold deposit was a large, widely-mineralized gold deposit with a good potential for supporting one or more open-pit and underground mining operations. Golden Eagle's management sought a consulting firm with the stature and expertise of Behre Dolbear to confirm this concept from these prior reports.

     In its summary, Behre Dolbear's report states:

     "Based on specific observations within Golden Eagle's Cangalli landholding and the sample results, Behre Dolbear noted that:

     * visible alluvial gold was recovered from 68 of 73 samples [93%] of Cangalli conglomerate taken from six widely separated areas, indicating that the Cangalli conglomerate is mineralized over an extensive vertical and horizontal section, albeit in the erratic, non-predictive manner typical of most alluvial deposits;

     *    gold recovered from the samples  indicates grades ranging from zero to
          5.64 g Au/m3. The mineralization is very erratic, sometimes changing from less than 0.01 g Au/m3 to greater than 1.0g Au/m3 in a vertical distance of 1-meter;

     * using 0.8 g Au/m3 as a threshold grade of gold sufficient to warrant further consideration, 17 of 73 samples of the Cangalli conglomerate were in excess of this exploration target grade from four areas, Chaco [0.91, 0.96, 1.09, 1.14, 1.31, 1.80, and 4.56 g Au/m3], Isuhuaya
          [0.92,  1.01,  1.14, 1.40, 1.53, and 3.64 g Au/m3] Flor de Mayo [1.10,
          2.41 and 2.79 g Au/m3] and Cangalli (within the town limits)[5.64 g Au/m3];

     * the four surface areas, Chaco, Isuhuaya, Flor de Mayo and Cangalli, are considered potential targets for further exploration to determine the extent of the higher grade material;

     * while no samples were taken from the Cangalli underground mine, the operation was visited and based on the observations of the Behre Dolbear personnel [two unsupervised mine runs which averaged 4.28 g Au/m3 and 21.55 g Au/ton], further consideration is recommended to confirm the existence of high grade material; and

     * the Paleozoic bedrock in the Camino Maderero area sampled is not a potential source of primary gold mineralization.

     Behre Dolbear took a limited number of samples during the investigation. The program was not designed as a representative sample analysis for various reasons, including the areal extent of the property (approximately 40 square kilometers [24 square miles]), the thickness of the conglomerate (500 m [1,600 feet] to 2,500 m [8,000 feet] in thickness), and access to various sites (steep hills and valleys, many with +75 degree slopes)."

Behre Dolbear also reported on the unique nature of Golden Eagle's conglomerate gold deposits:

     "Although normal stream processes deposited the gold within the Cangalli conglomerate, the gold deposits are unique in the following ways:

     * based on Behre Dolbear's sample results and observation of present and abandoned mining operations, gold appears to have been deposited throughout the entire 500-meter plus [1,600 feet] thickness, rather than at or near the bedrock/gravel contact as in "typical" alluvial gold deposits;

     *    the conglomerate is indurated, not loose gravel;

     * "paystreaks", which are typically thin, occur in a random manner. They usually contain a higher percentage of large boulders than the normal conglomerate, and locally may have high gold values (greater than 31 g/m3 [greater than 1 oz Au/m3]). Some have been mined by underground methods; and

     * the gravels between paystreaks may also contain gold. Behre Dolbear collected samples from these gravels, which predominately contain less than 0.1 g Au/m3, although 17 samples contained at least 0.8 g Au/m3. These higher grade samples may actually reflect the presence of other unrecognized paystreaks which occur in the unit."

     Behre  Dolbear   confirmed   Golden  Eagle's   previous   disclosures  that
exploration in the Cangalli concessions will be, and has been to date, difficult and expensive since:

     * "the rugged topography makes correlation of geological horizons and paleochannels difficult; and

     * the widespread, but erratic nature of gold occurrences containing reasonably large "nuggets" and the presence of large boulders in the conglomerate makes collection of representative samples difficult. Thus the calculation of a resource, which is essential for determining economic viability, is problematic".

     Regarding historical mining in the Cangalli conglomerate deposits such as Golden Eagle's, Behre Dolbear performed a historical literature search at Golden Eagle's request and reported the following:

     "Information taken from Aramayo company annual reports indicates that from 1939 to 1949, 6,161 meters were driven underground at the Tujujahuira adit [in Cangalli conglomerates], resulting in an extraction of 49,151 m3 of gravels bearing 1,604,800 grams of gold (equal to 51,000 ounces) with an average grade of 32.6 g Au/m3 [1.05 oz Au/m3] (United Nations 1968). In 1944, one rich pocket yielded 112,352 grams of gold (equal to 3,610 ounces) from 12.1 m3 (United Nations 1968). It was reported by another source that the Tujujahuira adit had a 60-degree decline connecting from the main operation through the mountain to an additional drainage, two ventilation shafts, and three galleries located on the 30, 50 and 60 meter levels. Nineteen gold-bearing pay zones were exploited, with grades reaching 150 g Au/m3 [4.82 oz Au/m3](Revilla 1988). During this period Aramayo had between 300 and 600 laborers working for the company (United Nations 1968). The Tujujahuira adit is located nine kilometers [5.4 miles] up-river from the Golden Eagle concessions." [The preceeding historical information is included in the Behre Dolbear report's historical section, but has not been independently confirmed by Behre Dolbear. This historical information applies to the same conglomerate formation in the Paleo-Tipuani system as is found on Golden Eagle's property, however, Golden Eagle cannot assure that its gold deposition or mine performance will be the same as or similar to the historical information given.]

     On the issue of fine gold, Behre Dolbear indicated that its geologists did not consider the presence of "microfine" or "ultrafine" gold within the scope of its work on the Cangalli deposit. Instead, the Behre Dolbear study focused on visually-verifiable gold conventionally recoverable using gravity concentration techniques. Regarding the presence of fine gold in the deposit, Behre Dolbear stated:

     "While visiting the Chaco site, the size fraction of the gold was discussed. Golden Eagle stated that the size fraction included a reasonable volume of flour gold and dust; however due to the processing methods, the gold was generally lost during the sluice box operations. This statement is supported by the previous work of Zambrana and Trites. Additionally, since the gold was extremely flat, the smaller particles tended to float on the surface. To confirm this, Dr. Sandri [Henry Sandri, Ph.D., project manager for Behre Dolbear] placed a small amount of grease on his hand and let the post sluice box water flow spill over his hand for about five minutes, after which his hand showed very minute particles of gold trapped in the grease.

     It was proposed to Golden Eagle [by Dr. Sandri] that they could further "test" gold losses in their tails by rerunning a number of tonnes through the process again. Accordingly, four tonnes of tailiings fines from the existing tailings area were reprocessed through the gravity plant, recognizing that any very fine gold would probably again be lost from the circuit for the same reasons that it was lost in the initial processing.

     The final concentrates from these reprocessed tailings were collected by Dr. Sandri and brought to the U.S. for final cleaning and weighing. They were processed in the U.S. and resulted in over 500 particles of gold weighing 1.69 g. Au, averaging 0.42 g. Au per ton of tails reprocessed. Most of the gold was very small and it confirmed Golden Eagle's belief that fine particles were being washed through this processing plant."

     Golden Eagle's management was desirous of firming up other strategic issues before inviting potential joint venture partners onto its Cangalli properties. Foremost among these other strategic moves, Golden Eagle's management began implementing a program of land acquisition during the fourth quarter of 1998 through the first quarter of 1999. This program included, as indicated above, negotiating the ownership of the Cangalli properties currently under Registrant's contractual control (thereby extinguishing the 18% UCL royalty) and eliminating the "cooperative risk" factor, as well as acquiring surrounding properties in the Paleo-Tipuani Trend.

     Registrant also cannot assure that its current surrounding land acquisition program will be successful in acquiring all, or even many, of the significant land holdings in the Paleo-Tipuani Trend. Nevertheless, Registrant's management believes that it is essential, from various strategic perspectives, to begin these acquisitions and the formal legal proceedings required by Bolivian law to perfect titles on these properties. Golden Eagle did actively pursue its land acquisition program during the second quarter of 1999, and anticipates, contingent on securing further financing arrangements during the current quarter, of which there can be no assurance, that certain land acquisitions will be undertaken during the third quarter of 1999.

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

     (d)  Implementation   of   recommendations    from   the   geological   and
          metallurgical reports, including, but not limited to:

          i. Constructing a metallurgical recovery plant at Chaco Playa, Chaco Face, to begin commercial production;

          ii.  Entering   second-stage   resource   confirmation  work  with  an
               independent geological consulting firm;

          iii. Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     As stated above, implementation of any or all of these planned strategies by Registrant requires significant infusions of working and operating capital, and Registrant cannot assure that it will be successful in raising that capital through loans, a secondary offering or private placements.

     As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described above, and the other risks associated with start-up mineral exploration operations, and operations with insufficient liquidity and no historical profitability. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle's operations and that of its subsidiaries. As noted, the future conduct of Golden Eagle's business and its subsidiaries is dependent upon a number of factors, and there can be no assurance that any of these companies will be able to conduct its operations as contemplated herein. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.


     Results of Operations
     ---------------------

     Golden Eagle's operations in the second quarter of 1999 resulted in significant losses and negative cash flow. Notwithstanding the limited amount of revenues generated from mining operations ($4,300 in post-royalty revenues in the second quarter of 1999), Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the second quarter of 1999 compared with the same period in 1998.

     Golden Eagle incurred operating expenses totaling $418,711 in the second quarter of 1999, as compared to $353,698 in the same period in 1998, an increase of 18%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($414,411) in 1999 and ($340,919) during the same period in 1998, an increase of 22%.

     As of June 30, 1999, Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $1,085,387. (Golden Eagle's president, as well as Golden Eagle's secretary/treasurer, were not paid any salary during the second quarter of 1999. In addition, neither Golden Eagle's president nor the secretary/treasurer has been paid any compensation subsequently during 1999, although salaries are continuing to accrue at the rate of $200,000 per year for the president and $150,000 per year for the secretary/treasurer.)

     Golden Eagle's costs and operating expenses for second quarter 1999 increased as to general and administrative expenses, totaling $353,273 compared to $254,303 during the same period in 1998, a 39% increase. However, second quarter 1999 exploration expenses decreased more substantially from $68,357 in 1998 to $46,260 in 1999 (see following paragraph).

     As of June 30, 1999, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $797,529 for mining equipment.

     Golden Eagle incurred a slightly increased interest expense in the second quarter of 1999 of $67,474, as opposed to second quarter 1998 interest of $64,432. Interest costs will continue, and probably rise significantly, during the balance of 1999 and through the forseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the second quarter of 1999 of ($479,394), or $(.004) per share, compared to its net loss during the same period in 1998 of ($402,349), also $(.004) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 1999. Those losses will continue as it invests further in exploration on its Cangalli prospect; continues its pursuit of funding and implementation of mining and recovery operations at Cangalli; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1996, 1997, or 1998, and was not impacted during the first two quarters of 1999. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


     Year 2000 Compliance
     --------------------

     Although there can be no assurance, Golden Eagle does not anticipate that it will suffer any adverse impact as a result of Year 2000 (Y2K) computer software issues either as a result of third party non-compliance or as a result of internal matters. None of the information technology or other software and hardware systems utilized by Golden Eagle or its subsidiaries incorporate technology that is incapable of recognizing dates beyond December 31, 1999.

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

     While Golden Eagle believes, based on public reports and some notifications it has received, that the outside facilities in the United States and Bolivia are or will be Y2K compliant, Golden Eagle has no other basis for determining their compliance. The operations of Golden Eagle would be significantly and adversely affected if any of these outside facilities in the United States or Bolivia were adversely affected by the millennium change or by other issues related to Y2K.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     On May 7,  1998,  the SEC  filed a  civil  action  (SEC  vs.  Golden  Eagle
International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Golden Eagle; Golden Eagle's former president (who resigned in May of 1996); Registrant's current secretary/treasurer and a director; Golden Eagle's former public relations firm (which had not performed work for Registrant since before May
1996); and two individuals, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's complaint were that Golden Eagle and the individuals involved had issued press releases which were false and misleading in an attempt to hype the value of Golden Eagle's stock.

     On November 14, 1998, the SEC filed an Amended Complaint in the above-referenced action. That complaint alleged that the company and its president had an inadequate basis for making the May 22, 1998, press release regarding a geological report that Golden Eagle had received from an independent geophysicist and mining engineer regarding the Cangalli gold deposit.

     In February 1999, Golden Eagle entered into a Consent and Undertaking, neither admitting nor denying any of the allegations in the SEC's action, but resolving any and all issues as to the SEC's Complaint and Amended Complaint as they relate to Golden Eagle International, Inc., by agreeing to the issuance of a Permanent Injunction not to violate certain securities laws in the future. Pursuant to that Consent and Undertaking, on March 4, 1999, the Federal District Court for the District of Colorado entered a Final Judgment of Permanent Injunction ordering the company not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty.

     The Company has also been advised that on June 30, 1999, its former president, Ronald A. Knittle, who resigned in May 1996, and its current corporate secretary, Mary A. Erickson, entered into a consent agreement with the Central Office (Denver, Colorado) of the Securities and Exchange Commission to settle all allegations against them in the above pending civil action. Mr. Knittle and Ms. Erickson neither admitted nor denied any of the allegations in the SEC's complaint, but to resolve the situation they consented to the issuance of an injunction against future violations of certain securities laws and an order for disgorgement. The consent agreement is not binding on the SEC until approved by the full Commission and the Federal District Court.

     The only defendant remaining in the SEC's civil action is Golden Eagle's president, with the only issue remaining bearing on the Company's May 22, 1998, press release regarding its receipt of a geological report on its Cangalli gold deposit. Negotiations are currently underway for the settlement of this last allegation, and the Company's president strenuously denies any wrongdoing that may be actionable under federal securities laws.

     There are no other material pending or threatened legal proceedings except as disclosed in Golden Eagle's annual report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Changes in Securities
-----------------------------

     During the quarter ending June 30, 1999, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. The company issued a total of 2,610,000 restricted common shares for cash to unaffiliated investors at a price of $.10 per share. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

     Since late 1994 through the second quarter of 1999, Golden Eagle was publicly-traded under the symbol "MINE" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities
Dealers,  Inc.  ("NASD").  However,  in February 1999,  the NASD  reassigned the
"MINE" symbol to a NASDAQ company, and has assigned to Registrant the trading symbol "MYNG". The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks.

     Currently, however, the company's shares are quoted on the "pink sheets", a manual system of reporting that is less efficient and accessible than the OTC Bulletin Board. The "pink sheets" are operated by the National Quotation Bureau, which recently announced that it is creating an electronic reporting system and that selected securities listed in the "pink sheets" would be quoted electronically on this new system. Golden Eagle believes, but cannot assure, that its shares will be quoted on the new electronic quotation system.

Item 3. Defaults upon Senior Securities
---------------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.


Item 5. Other Information
-------------------------

     None.


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

          a.   27.1 Financial Data Schedules

          b.   Reports on Form 8-K:

               The following reports on Form 8-K were filed during the quarter ended June 30, 1999, and subsequently, and are incorporated by reference herein:

               June 30, 1999 reporting an event under Item 5 of Form 8-K; August 4, 1999 reporting an event under Item 5 of Form 8-K.

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

Consolidated Statement of Operations                                      F-2

Consolidated Statement of Cash Flows                                      F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4 - F-5

Notes to Consolidated Financial Statements                                F-6



Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
                                                                                  June 30,      December 31,
                                                                                    1999            1998
                                                                                    ----            ----
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                                         $        202    $     21,305
   Prepaid expense and other costs                                                    67,884          56,087
                                                                                ------------    ------------
      Total current assets                                                            68,086          57,392
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT
   Mining equipment                                                                  797,529         813,529
   Acquisition cost of mining prospect                                               100,000         100,000
   Vehicles                                                                           59,796          59,796
   Office equipment                                                                   70,059          46,682
                                                                                ------------    ------------
                                                                                   1,027,384       1,020,007
   Less accumulated depreciation                                                    (188,060)       (147,780)
                                                                                ------------    ------------
                                                                                     839,324         872,227
                                                                                ------------    ------------

OTHER ASSETS
   Advance royalties                                                                  84,798          44,634
   Deposits                                                                            9,275          12,275
                                                                                ------------    ------------
                                                                                      94,073          56,909
                                                                                ------------    ------------

                                                                                $  1,001,483    $    986,528
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Loans from related parties                                                   $  1,301,999    $  1,249,240
   Bank loan payable                                                               1,000,000       1,000,000
   Other notes payable                                                               448,633         448,816
   Accounts payable                                                                  383,874         213,898
   Payable to related parties                                                          1,563          19,468
   Accrued compensation and taxes                                                  1,085,387         907,577
   Accrued interest payable                                                          234,549         166,526
   Other accrued liabilities                                                            --             1,863
                                                                                ------------    ------------
      Total current liabilities                                                    4,456,005       4,007,388
                                                                                ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $.01 per share;
      shares authorized 10,000,000; none issued                                         --              --
   Common stock, par value $.0001 per share; authorized 800,000,000 shares;
      issued and outstanding 113,937,885 and 109,217,885 shares, respectively         11,393          10,920
   Additional paid-in capital                                                      8,626,337       8,154,810
   Deficit accumulated during the development stage                              (12,092,252)    (11,186,590)
                                                                                ------------    ------------
      Total stockholders' (deficit)                                               (3,454,522)     (3,020,860)
                                                                                ------------    ------------
                                                                                $  1,001,483    $    986,528
                                                                                ============    ============

                                      F-1

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

                                                                                                                  July 21, 1988
                                                    Three Months Ended                 Six Months Ended            (Inception)
                                                         June 30,                          June 30,                  Through
                                              ------------------------------    ------------------------------       June 30,
                                                  1999              1998             1999             1998             1999
                                                  ----              ----             ----             ----             ----

REVENUES                                      $       4,300    $      12,779    $       9,377    $      24,579    $     163,307

COSTS AND OPERATING COSTS
   General and administration                       353,273          254,303          655,232          624,230        7,032,366
   Exploration                                       46,260           68,357           76,011          124,327          947,806
   Depreciation                                      19,178           31,038           40,279           62,076          181,462
                                              -------------    -------------    -------------    -------------    -------------

      Total costs and operating expenses            418,711          353,698          771,522          810,633        8,161,634
                                              -------------    -------------    -------------    -------------    -------------

OPERATING (LOSS)                                   (414,411)        (340,919)        (762,145)        (786,054)      (7,998,327)
                                              -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
   Interest expense                                 (67,474)         (64,432)        (144,408)        (187,316)        (775,252)
   Interest income                                   (2,887)             820               45              844           14,594
   Loss on sale of equipment                           --               --               --             (2,758)         (17,314)
   Loan financing costs, net                           --               --               --               --         (2,475,000)
   Write-down of mining prospect                       --               --               --               --           (873,462)
   Gain on marketable securities                       --               --               --               --            124,336
   Commissions                                         --               --               --               --              6,708
   Write off advances to Mineral
     Mountain Mining Co.                               --                                --                             (78,000)
   Write off loan to investment advisor                --               --               --               --            (15,000)
   Other income                                         362            2,182              846            4,976           22,813
   Other expenses                                     5,016             --               --               --            (23,048)
                                              -------------    -------------    -------------    -------------    -------------

      Total other income (expense)                  (64,983)         (61,430)        (143,517)        (184,254)      (4,088,625)
                                              -------------    -------------    -------------    -------------    -------------

NET INCOME (LOSS)                             $    (479,394)   $    (402,349)   $    (905,662)   $    (970,308)   $ (12,086,952)
                                              =============    =============    =============    =============    =============


BASIC EARNINGS (LOSS) PER SHARE               $       (.004)   $       (.004)   $       (.008)   $       (.010)   $       (.402)
                                              =============    =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING             112,374,053      103,123,790      111,198,801      100,620,720       30,074,398
                                              =============    =============    =============    =============    =============

                                      F-2



Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                   Six Months Ended          July 21, 1988
                                                                        June 30,              (Inception)
                                                             ----------------------------     To June 30,
                                                                  1999            1998           1999
                                                             --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $   (905,662)   $   (970,308)   $(12,086,952)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Stock issued for services                                  75,000         229,000       2,759,919
        Depreciation expense                                       40,279          62,076         181,462
        Stock issued for accrued interest                           7,500          79,448         148,734
        Stock issued for loan pledges and renewals                   --              --         2,500,000
        Loss on retirement of vehicle, equipment and other           --             2,758           8,235
        Write-down of mining prospect                                --              --           873,462
        Write off advances to Mineral Mountain Mining Co.            --              --            78,000
        Write off loan to investment advisor                         --              --            15,000
        Fair value of officer salary expensed                        --              --            20,000
        Loss (gain) from investments                                 --              --          (114,670)
      Changes in operating assets and liabilities:
        Prepaid expense and other costs                           (11,797)         (5,287)        (67,884)
        Payables and accrued liabilities                          396,042         186,087       1,705,374
                                                             ------------    ------------    ------------
   Net cash flows (used for) operating activities                (398,638)       (416,226)     (3,979,320)
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                            (7,377)           --        (1,610,558)
   Advance royalties                                              (40,164)         (4,834)        (84,798)
   Deposits                                                         3,000         (13,500)        (10,775)
   Proceeds from investments sales                                   --              --           184,380
   Advances to Mineral Mountain Mining Co.                           --              --           (78,000)
   Loan to investment advisor                                        --              --           (15,000)
   Purchase of investment securities                                 --              --           (59,478)
   Purchase of subsidiary (net of cash acquired)                     --              --            (2,700)
                                                             ------------    ------------    ------------
   Net cash flows from (used for) investing activities            (44,541)        (18,334)     (1,676,929)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from related parties                                     110,123         114,816       1,875,328
   Repayments of loans from related parties                       (57,364)           --          (492,740)
   Proceeds from other notes payable                               25,000         126,051         606,098
   Repayments of other notes payable                              (25,183)           --           (94,329)
   Proceeds from bank loan                                           --              --         1,000,000
   Proceeds from convertible debentures                              --           125,000         413,500
   Common stock issued                                            389,500            --         2,411,658
   Stock issuance costs                                              --              --           (63,064)
                                                             ------------    ------------    ------------
   Net cash flows from financing activities                       442,076         365,867       5,656,451
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                    (1,103)        (68,693)            202
CASH - BEGINNING OF PERIOD                                          1,305          72,157            --
                                                             ------------    ------------    ------------

CASH - END OF PERIOD                                         $        202    $      3,464    $        202
                                                             ============    ============    ============


                                       F-3


Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                   Common Stock            Additional
                                                                            --------------------------      Paid-in
                                                                              Shares         Amount         Capital
                                                                              ------         ------         -------
Inception July 21, 1988                                                           --      $       --     $       --
   Issued June 1, 1989 for cash ($.00006 per share)                          1,666,665             167            (67)
   Issued in 1990 for cash ($.003 to $.03 per share)                           666,665              67         10,033
   50,000 to 1 stock split                                                        --              --            4,900
   Issued in 1991 for cash ($.30074 per share from stock offering)             268,335              27         59,253
   November 1, 1993, acquisition of subsidiary                                    --              --            2,600
   Fair value of officer salary                                                   --              --           20,000
   November 7, 1994, convert debt to equity ($.003 per share)                2,640,830             264          7,659
   Issued in 1994 for note receivable from affiliate ($.00125 per share     20,000,000           2,000         23,000
   Issued in 1994 for legal services ($.00125 per share)                       375,000              37            432
   Issued for cash in 1995 ($.01 to $.282) less $41,644 issuance costs      10,469,750           1,047        244,002
   Issued for services in 1995 ($.07 per share)                              2,337,333             234        171,749
   Convert notes payable in 1995 ($.15625 per share)                           800,000              80        124,920
   Issued for cash in 1996 ($.05 to $.25 per share)                          2,250,650             222        401,808
   Issued for services in 1996 ($.07 to $.30 per share)                      5,448,985             545      1,230,297
   Issued for cash in 1997 ($.10 per share)                                 10,126,350           1,013      1,011,622
   Issued in 1997 for loan guarantees and renewals ($.10 per share)         25,000,000           2,500      2,497,500
   Issued in 1997 for services ($.03 to $.17 per share)                      9,276,398             928        815,072
   Issued in 1997 for equipment ($.10 per share)                             2,993,161             299        299,017
   Convert debenture and note in 1997 ($.09 and $.26 per share)                689,060              69        104,347
   Issued in 1997 for vehicle ($.10 per share)                                 350,000              35         34,965
   Issued for cash in 1998 ($.10 per share)                                  1,200,000             120        119,880
   Issued in 1998 for services ($.10 to $.16 per share)                      3,704,172             370        462,630
   Conversion of debentures in 1997 ($.03 to $.07 per share)                 8,396,268             840        434,122
   Issued in 1998 for interest ($.13 per share)                                558,333              56         72,444
   Other                                                                           (70)           --            2,625
   Net loss for the periods                                                       --              --             --
                                                                          ------------    ------------   ------------

Balance at December 31, 1998                                               109,217,885          10,920      8,154,810

   Issued for cash ($.10 per share)                                          3,895,000             390        389,110
   Issued for services ($.10 per share                                         750,000              75         74,925
   Issued for interest ($.10 per share)                                         75,000               8          7,492
   Net loss (unaudited)                                                           --              --             --
                                                                          ------------    ------------   ------------

Balance at June 30, 1999 (Unaudited)                                       113,937,885    $     11,393   $  8,626,337
                                                                          ============    ============   ============



Table is continued on next page.


Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Continued)


                                                                           Accumulated
                                                                             Deficit           Total
                                                                             -------           -----
Inception July 21, 1988                                                   $       --      $       --
   Issued June 1, 1989 for cash ($.00006 per share)                               --               100
   Issued in 1990 for cash ($.003 to $.03 per share)                              --            10,100
   50,000 to 1 stock split                                                        --             4,900
   Issued in 1991 for cash ($.30074 per share from stock offering)                --            59,280
   November 1, 1993, acquisition of subsidiary                                  (5,300)         (2,700)
   Fair value of officer salary                                                   --            20,000
   November 7, 1994, convert debt to equity ($.003 per share)                     --             7,923
   Issued in 1994 for note receivable from affiliate ($.00125 per share           --            25,000
   Issued in 1994 for legal services ($.00125 per share)                          --               469
   Issued for cash in 1995 ($.01 to $.282) less $41,644 issuance costs            --           245,049
   Issued for services in 1995 ($.07 per share)                                   --           171,983
   Convert notes payable in 1995 ($.15625 per share)                              --           125,000
   Issued for cash in 1996 ($.05 to $.25 per share)                               --           402,030
   Issued for services in 1996 ($.07 to $.30 per share)                           --         1,230,842
   Issued for cash in 1997 ($.10 per share)                                       --         1,012,635
   Issued in 1997 for loan guarantees and renewals ($.10 per share)               --         2,500,000
   Issued in 1997 for services ($.03 to $.17 per share)                           --           816,000
   Issued in 1997 for equipment ($.10 per share)                                  --           299,316
   Convert debenture and note in 1997 ($.09 and $.26 per share)                   --           104,416
   Issued in 1997 for vehicle ($.10 per share)                                    --            35,000
   Issued for cash in 1998 ($.10 per share)                                       --           120,000
   Issued in 1998 for services ($.10 to $.16 per share)                           --           463,000
   Conversion of debentures in 1997 ($.03 to $.07 per share)                      --           434,962
   Issued in 1998 for interest ($.13 per share)                                   --            72,500
   Other                                                                          --             2,625
   Net loss for the periods                                                (11,181,290)    (11,181,290)
                                                                          ------------    ------------

Balance at December 31, 1998                                               (11,186,590)     (3,020,860)

   Issued for cash ($.10 per share)                                               --           389,500
   Issued for services ($.10 per share                                            --            75,000
   Issued for interest ($.10 per share)                                           --             7,500
   Net loss (unaudited)                                                       (905,662)       (905,662)
                                                                          ------------    ------------

Balance at June 30, 1999 (Unaudited)                                      $(12,092,252)   $ (3,454,522)
                                                                          ============    ============


                                      F-5

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements



     Note A - General
     ----------------

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

     The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results for the remainder of 1999.

     Note B - Earnings (Loss) Per Share
     ----------------------------------

     Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).


     Note C - Arrangements to Issue Stock and Loan Secured by Stock
     --------------------------------------------------------------

     In the first quarter of 1999, the Company agreed in principle to issue a total of 1.5 million shares of common stock to two financial advisors as compensation for identification of prospective investors and financial public relations in 1999. The shares are accrued as issued ratably during the year.

     On February 17, 1999, the Company borrowed $25,000 from an individual pursuant to a two-percent promissory note that is secured by 500,000 shares of unissued, restricted common stock. As additional compensation, the lender also received 75,000 shares of restricted common stock. The Company's president personally guaranteed the obligation, which was repaid in May 1999.

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




                                    GOLDEN EAGLE INTERNATIONAL, INC.
                                    --------------------------------
                                    (Golden Eagle)

     August 13, 1999
                                    by: /s/ Terry C. Turner
                                    -----------------------
                                    Terry C. Turner, President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.



                                     GOLDEN EAGLE INTERNATIONAL, INC.

     August 13, 1999
                                     by: /s/ Terry C. Turner
                                     -----------------------
                                     Terry C. Turner,
                                     Director and Principal Executive Officer
     August 13, 1999
                                     by: /s/ Mary A. Erickson
                                     ------------------------
                                     Mary A. Erickson
                                     Director, Principal Financial Officer and
                                     Principal Accounting Officer