Form 10QSB
period 1999-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 1999-11-17
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                               September 30, 1999



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


      12401 South 450 East, Building D2, Suite A, Salt Lake City, UT 84020
      --------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Golden Eagle's telephone number, including area code: (801) 619-9320

             4949 South Syracuse Street, Suite 300, Denver, CO 80237
             -------------------------------------------------------
            (Former address if changed since last report) (Zip Code)


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

                                                             [ X ] Yes  [   ] No

At September 30, 1999, there were 118,114,614 shares of common stock outstanding.

Transitional Small Business Disclosure Format:               [   ] Yes  [ X ] No

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1. Financial Statements
        --------------------

     The unaudited Financial Statements for the Quarter Year ended September 30, 1999, are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At September 30, 1999, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the third quarter of 1999, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at September 30, 1999, Golden Eagle was able to pay or was in the process of arranging for the payment of all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of September 30, 1999 ($3,949,996) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation to Golden Eagle's president and former corporate secretary, and certain other payables primarily to vendors in the United States.

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

     Golden Eagle has also been required to seek financing from other sources, including affiliates and their family members, to allow it to continue its exploration and evaluation operations on its Bolivian properties under contract, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that Golden Eagle will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on Golden Eagle's ability to generate cash flow from operations, of which there can be no assurance.

     During the third quarter of 1999, the Board of Directors of both GEBM and Eagle Mining of Bolivia, Ltd. ("EMB"), opened discussions with Rene Velasquez, the President of those two Golden Eagle subsidiaries, regarding his resignation as president and director to pursue other interests in Bolivia. Among the topics discussed and under negotiation were GEBM's outstanding debt with Mr. Velasquez, which includes his back salary, social benefits payable under Bolivian law, un-compensated vacation benefits and other operating advances which Mr. Velasquez, personally and through his wife Sonia Orihuela de Velasquez, had provided in the three and one-half years of his employment. The total debt, with accrued interest, was approximately $312,000 at September 30, 1999. Golden Eagle offered an additional bonus in the Company's restricted common shares to recognize Mr. Velasquez' contribution to operations and forbearance on his salaries, social and vacation benefits, during his tenure as president of GEBM and EMB. Mr. Velasquez has agreed to resign his position as president of GEBM and EMB when he and the Company reach a final negotiated solution on his outstanding GEBM account. As a result, the Board of Directors of GEBM, Golden Eagle's operating subsidiary in Bolivia, appointed an interim representative to carry on operating functions under the Board's direction. In addition, Golden Eagle offered to purchase Mr. Velasquez' 13% (thirteen percent) shareholding in EMB, which is the majority-owned (84%) Golden Eagle subsidiary holding the contract exploration and mining rights for Cangalli gold deposit, for one million shares of Golden Eagle's restricted common stock. Negotiations with Mr. Velasquez have concluded successfully as to the terms and conditions of settlement, however, final contract language is still pending as of the filing of this report and will be updated through a Current Report on Form 8-K.

     In connection with Golden Eagle's offer to Mr. Velasquez to purchase his 13% shareholding in EMB, Golden Eagle also made a proportionate offer under similar terms to the Velasquez offer to Mary Erickson, Golden Eagle's former corporate secretary/treasurer and chief financial officer, who owns 3% (three percent) of the shares in EMB. Ms. Erickson has agreed in principle to Golden Eagle's offer and the final purchase arrangements are being made at the time of the filing of this report and will be updated through a Current Report on Form 8-K.

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

     To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $163,300. During the third quarter of 1999, Golden Eagle's operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft which resulted in adverse working conditions. Those flooding and pumping issues are being resolved currently. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, no reserves have been established to date, and there can be no assurance that any revenues received will exceed expenses incurred.

     On August 2, 1999, the Company announced that it had received a new metallurgical report regarding the results of a study relating to its Cangalli, Bolivia gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. Dr. Atwood is also a member of Golden Eagle's technical advisory board. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) will range from $31 to $123 per ounce of gold produced, depending on the feed grade and tonnage being mined. Dr. Atwood also expressed his opinion that the difficulty other consultants have identified in recovering fine gold in Cangalli can be overcome with certain specified technology and equipment. Dr. Atwood's report, "Report of Investigation on the Cangalli, Bolivia Gold Deposit--Recovery of Fine Gold with a Mine Plan and Economic Projections," is the result of his fieldwork on Golden Eagle's Cangalli site, as well as bench testing and laboratory analysis. Dr. Atwood has visited and investigated the Cangalli gold deposit several times since March 1997. His most recent work was performed between April and June 1999.

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

     During the second quarter of 1999, Golden Eagle's president met for two weeks of negotiations in the company's offices in La Paz, Bolivia, with the designated negotiating committee and board of directors of the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The purpose of these negotiations was Golden Eagle's purchase of all right, title and interest owned by UCL in the Cangalli concessions. The negotiations were successfully concluded for a reasonable combined offer of cash and restricted shares in the company. Specific contract language was drafted and UCL's negotiating committee and board of directors concluded that the proposed contract had to be submitted to UCL's general assembly for approval. UCL's general assembly, however, did not approve the contract language citing their inability to comprehend the complex securities language that had been included in the proposed contract due to the fact that it dealt with Golden Eagle's restricted securities. Because of the lack of sophistication of UCL's general membership regarding securities, during the third quarter of 1999, UCL sent Golden Eagle an all-cash counter-offer. The Company's Board rejected UCL's counter-offer and instead instituted a strategy of purchasing individual shares in UCL from cooperative members interested in selling. During a General Assembly of UCL's membership in Cangalli, Bolivia, held on September 26, 1999, a majority of those assembled voted to allow individual members to sell their shares in UCL. While continuing to negotiate with UCL's Board of Directors on a total buyout of UCL's interest in the Cangalli concessions, Golden Eagle has also continued to purchase individual shares in UCL. Management believes that by acquiring a voice and vote in the internal affairs of UCL, it can decrease the risk described below as the "cooperative risk factor". Golden Eagle cannot assure that it will acquire a majority interest in UCL, thereby eliminating the "cooperative risk factor" and controlling the ownership interest in the Cangalli gold deposit, because said acquisition is contingent on the company's ability to obtain adequate financing, of which there can be no assurance. However, the Company will continue implementing the current acquisition strategy.

     Golden Eagle believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that Golden Eagle's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately three and one-half years, Golden Eagle has received informal and formal complaints from UCL's administration regarding Golden Eagle's contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. Golden Eagle's management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996, or until Golden Eagle can accomplish the total acquisition of UCL's interest in the Cangalli concession. Factors which are somewhat out of Golden Eagle's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties, force majeure, commodities and metals market fluctuations, or the failure of governmental institutions to support Golden Eagle's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt Golden Eagle's relationship with UCL. Golden Eagle has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. During the meetings with members of UCL's board of directors in December 1998, Golden Eagle's president and corporate secretary received written assurances that relations between UCL and Golden Eagle are extremely cordial and in excellent condition. While Golden Eagle's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Golden Eagle's securities.

     Because of technical and financial issues on staging its own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle's management has decided that one of its important objectives must be carrying out negotiations with potential joint-venture partners for the development of the Cangalli gold deposit. The Company is continuing its search for a viable and beneficial joint-venture relationship, but cannot assure that any potential joint-venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with the Company.

     As stated above, implementation of any or all of Golden Eagle's planned strategies requires significant infusions of working and operating capital, and the Company cannot assure that it will be successful in raising that capital through loans, secondary offering or private placements.

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

     Results of Operations
     ---------------------

     Golden Eagle's operations in the third quarter of 1999 resulted in significant continuing losses and negative cash flow. During the third quarter of 1999, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft which resulted in adverse working conditions. Those flooding and pumping issues are being resolved currently. All revenues generated to date were used in Bolivian operations. Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the third quarter of 1999 compared with the same period in 1998.

     Golden Eagle incurred operating expenses totaling $406,007 in the third quarter of 1999, as compared to $409,522 in the same period in 1998, a decrease of 1%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($406,007) in 1999 and ($395,855) during the same period in 1998, an increase of 3%.

     As of September 30, 1999, Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $1,189,814. (Golden Eagle's president, as well as Golden Eagle's former secretary/treasurer, were not paid any salary during the third quarter of 1999. In addition, neither Golden Eagle's president nor the its former secretary/treasurer have been paid any compensation subsequently during 1999, although salary will continue to accrue in the fourth quarter at the rate of $200,000 per year for the president.)

     Golden Eagle's costs and operating expenses for third quarter 1999 increased as to general and administrative expenses, totaling $324,260 compared to $339,402 during the same period in 1998, a 4% decrease. However, third quarter 1999 exploration expenses increased from $39,082 in 1998 to $62,011 in 1999 (see following paragraph).

     As of September 30, 1999, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $797,529 for mining equipment.

     Golden Eagle incurred a slightly increased interest expense in the third quarter of 1999 of $92,734, as opposed to third quarter 1998 interest of $16,118. Interest costs will continue, and probably rise significantly, during the balance of 1999 and through the forseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the third quarter of 1999 of ($497,417), or $(.004) per share, compared to its net loss during the same period in 1998 of ($411,293), also $(.004) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 1999. Those losses will continue as it invests further in exploration on its Cangalli prospect; continues its pursuit of funding and implementation of mining and recovery operations at Cangalli; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1996, 1997, or 1998, and was not impacted during the first three quarters of 1999. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

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


                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

     On May 7, 1998, the SEC filed a civil action (SEC vs. Golden Eagle International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Golden Eagle; Golden Eagle's former president (who resigned in May of 1996); Registrant's former secretary/treasurer and a director (resigned in October 1999); Golden Eagle's former public relations firm (which had not performed work for Registrant since before May 1996); and two individuals, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's complaint were that Golden Eagle and the individuals involved had issued press releases which were false and misleading in an attempt to hype the value of Golden Eagle's stock.

     On November 14, 1998, the SEC filed an Amended Complaint in the above-referenced action. That complaint alleged that the company and its president had an inadequate basis for making the May 22, 1998, press release regarding a geological report that Golden Eagle had received from an independent geophysicist and mining engineer regarding the Cangalli gold deposit.

     In February 1999, Golden Eagle entered into a Consent, neither admitting nor denying any of the allegations in the SEC's action, but resolving any and all issues as to the SEC's Complaint and Amended Complaint as they relate to Golden Eagle International, Inc., by agreeing to the issuance of a Permanent Injunction not to violate certain securities laws in the future. Pursuant to that Consent, on March 4, 1999, the Federal District Court for the District of Colorado entered a Permanent Injunction ordering the company not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty.

     The Company has also been advised that on June 30, 1999, its former president, Ronald A. Knittle, who resigned in May 1996, and its former corporate secretary and director, Mary A. Erickson, who resigned in October 1999, entered into a Consent agreement with the Central Regional Office (Denver, Colorado) of the Securities and Exchange Commission to settle all allegations against them in the above pending civil action. Mr. Knittle and Ms. Erickson neither admitted nor denied any of the allegations in the SEC's complaint, but to resolve the situation they consented to the issuance of an injunction against future violations of certain securities laws and an order for disgorgement. Pursuant to that Consent, in September 1999, the Federal District Court for the District of Colorado entered a Permanent Injunction ordering the two former officers not to violate certain securities laws in the future.

     The only defendant remaining in the SEC's civil action is Golden Eagle's president, with the only issue remaining bearing on the Company's May 22, 1998, press release regarding its receipt of a geological report on its Cangalli gold deposit. That matter is set for hearing on February 14, 2000 and the Company's president strenuously denies any wrongdoing that may be actionable under federal securities laws.

     In September 1999, Sonia Orihuela de Velasquez, the wife of GEBM's president, Rene Velasquez, filed an executive action in the District Court of La Paz against Rene Velasquez, naming as a corollary party GEBM, Golden Eagle's operating subsidiary, to recover principal and interest on operating advances that she had given GEBM during the her husband's tenure as GEBM's president. This action was the direct result of GEBM's Board of Directors' decision to open discussions with Mr. Velasquez regarding his resignation, and the Board's appointment of an interim representative to continue operations during the pendency of negotiations with Mr. Velasquez. Golden Eagle believes that all matters relative to Mr. Velasquez, including those represented in the name of Sonia Orihuela de Velasquez, have been resolved and that this matter will be dismissed within the Fourth Quarter of 1999.

     There are no other material pending or threatened legal proceedings except as disclosed in Golden Eagle's annual report on Form 10-KSB for the year ended December 31, 1998.

Item 2. Changes in Securities
        ---------------------

     During the quarter ending September 30, 1999, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. The Company issued a total of 3,000,000 restricted common shares for cash to an unaffiliated accredited investor at $.05 per share. The Company also issued a total of 300,000 restricted common shares to three unaffiliated unaccredited investors at $.10 per share. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

     Since late 1994 through the fourth quarter of 1998, Golden Eagle was publicly-traded under the symbol "MINE" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. ("NASD"). However, in February 1999, the NASD reassigned the "MINE" symbol to a NASDAQ company, and has assigned to Registrant the trading symbol "MYNG". The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks.

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

Item 3. Defaults upon Senior Securities
       --------------------------------

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


Item 5. Other Information
        -----------------

     None.


Item 6. Exhibits and Reports on Form 8-K:
        ---------------------------------

     The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

     a.   27.1 Financial Data Schedules

     b.   Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter ended September 30, 1999, and subsequently, and are incorporated by reference herein:

     August 4, 1999 reporting an event under Item 5 of Form 8-K. October 11, 1999 reporting an event under Item 5 of Form 8-K.


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

                                       GOLDEN EAGLE INTERNATIONAL, INC.
                                       --------------------------------
                                       (Golden Eagle)

     November 12, 1999
                                       by: /s/ Terry C. Turner
                                       -----------------------
                                       Terry C. Turner, President

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                        GOLDEN EAGLE INTERNATIONAL, INC.
                                        --------------------------------

     November 12, 1999
                                        by: /s/ Terry C. Turner
                                        -----------------------
                                        Terry C. Turner,
                                        Director and Principal Executive Officer
     November 12, 1999
                                        by: /s/ Jennifer T. Evans
                                        -------------------------
                                        Jennifer T. Evans
                                        Corporate Secretary/Treasurer and
                                        Principal Financial Officer

- --------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
Table of Contents
================================================================================

                                                                           PAGE

Consolidated Balance Sheet                                                  F-1

Consolidated Statement of Operations                                        F-2

Consolidated Statement of Cash Flows                                        F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)         F-4

Notes to Consolidated Financial Statements                                  F-5



- ------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
============================================================================================================
                                                                               September 30,    December 31,
                                                                                        1999            1998
- ------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                                         $     19,551    $      1,305
   Prepaid expense and other costs                                                    67,613          56,087
- ------------------------------------------------------------------------------------------------------------
      Total current assets                                                            87,164          57,392
- ------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Mining equipment                                                                  797,529         813,529
   Acquisition cost of mining prospect                                               100,000         100,000
   Vehicles                                                                           59,796          59,796
   Office equipment                                                                   70,059          46,682
- ------------------------------------------------------------------------------------------------------------
                                                                                   1,027,384       1,020,007
   Less accumulated depreciation                                                    (207,795)       (147,780)
- ------------------------------------------------------------------------------------------------------------
                                                                                     819,589         872,227
- ------------------------------------------------------------------------------------------------------------

OTHER ASSETS
   Advance royalties                                                                  85,498          44,634
   Deposits                                                                            8,675          12,275
- ------------------------------------------------------------------------------------------------------------
                                                                                      94,173          56,909
- ------------------------------------------------------------------------------------------------------------

                                                                                $  1,000,926    $    986,528
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Loans from related parties                                                   $  1,309,331    $  1,249,240
   Bank loan payable                                                               1,000,000       1,000,000
   Other notes payable                                                               453,596         448,816
   Accounts payable                                                                  462,300         213,898
   Payable to related parties                                                          1,563          19,468
   Accrued compensation and taxes                                                  1,189,814         907,577
   Accrued interest payable                                                          276,261         166,526
   Other accrued liabilities                                                            --             1,863
- ------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                    4,692,865       4,007,388
- ------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $.01 per share;
      shares authorized 10,000,000; none issued                                         --              --
   Common stock, par value $.0001 per share; authorized 800,000,000 shares;
      issued and outstanding 118,114,614 and 109,217,885 shares, respectively         11,810          10,920
   Additional paid-in capital                                                      8,885,920       8,154,810
   Deficit accumulated during the development stage                              (12,589,669)    (11,186,590)
- ------------------------------------------------------------------------------------------------------------
      Total stockholders' (deficit)                                               (3,691,939)     (3,020,860)
- ------------------------------------------------------------------------------------------------------------
                                                                                $  1,000,926    $    986,528
============================================================================================================


See accompanying notes.



- -----------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
=============================================================================================================================

                                                                                                                July 21, 1988
                                                  Three Months Ended                 Nine Months Ended            (Inception)
                                                     September 30,                     September 30,                  Through
                                            ------------------------------    ------------------------------    September 30,
                                                 1999             1998             1999             1998                 1999
- -----------------------------------------------------------------------------------------------------------------------------

REVENUES                                    $        --      $      13,667    $       9,377    $      38,246    $     163,307

COSTS AND OPERATING COSTS
   General and administration                     334,001          339,402          979,492          963,632        7,366,367
   Exploration                                     62,011           39,082          138,022          163,409        1,009,817
   Depreciation                                     9,995           31,038           60,015           93,114          191,457
- -----------------------------------------------------------------------------------------------------------------------------

      Total costs and operating expenses          406,007          409,522        1,177,529        1,220,155        8,567,641
- -----------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS)                                 (406,007)        (395,855)      (1,168,152)      (1,181,909)      (8,404,334)
- -----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                               (92,734)         (16,118)        (237,142)        (203,434)        (867,986)
   Interest income                                     24                2               69              846           14,618
   Loss on sale of equipment                         --               --               --             (2,758)         (17,314)
   Loan financing costs, net                         --               --               --               --         (2,475,000)
   Write-down of mining prospect                     --               --               --               --           (873,462)
   Gain on marketable securities                     --               --               --               --            124,336
   Commissions                                       --               --               --               --              6,708
   Write off advances to Mineral Mountain
     Mining Co.                                      --                                --                             (78,000)
   Write off loan to investment advisor              --               --               --               --            (15,000)
   Other income                                     1,300              678            2,146            5,654           24,113
   Other expenses                                    --               --               --               --            (23,048)
- -----------------------------------------------------------------------------------------------------------------------------

      Total other income (expense)                (91,410)         (15,438)        (234,927)        (199,692)      (4,180,035)
- -----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                           $    (497,417)   $    (411,293)   $  (1,403,079)   $  (1,381,601)   $ (12,584,369)
=============================================================================================================================


BASIC EARNINGS (LOSS) PER SHARE             $       (.004)   $       (.004)   $       (.012)   $       (.014)   $       (.393)
=============================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING           116,196,804      103,370,424      113,408,588      101,563,487       32,053,164
=============================================================================================================================


See accompanying notes.




- ---------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
=========================================================================================================

                                                                                            July 21, 1988
                                                                    Nine Months Ended         (Inception)
                                                                      September 30,      To September 30,
                                                             --------------------------------------------
                                                                  1999            1998               1999
                                                             --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $ (1,403,079)   $ (1,381,601)   $(12,584,369)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
        Stock issued for services                                 147,500         229,000       2,832,419
        Depreciation expense                                       60,015          62,076         201,198
        Stock issued for accrued interest                          15,000          79,448         156,234
        Stock issued for loan pledges and renewals                   --              --         2,500,000
        Loss on retirement of vehicle, equipment and other           --             2,758           8,235
        Write-down of mining prospect                                --              --           873,462
        Write off advances to Mineral Mountain Mining Co.            --              --            78,000
        Write off loan to investment advisor                         --              --            15,000
        Fair value of officer salary expensed                        --              --            20,000
        Loss (gain) from investments                                 --              --          (114,670)
      Changes in operating assets and liabilities:
        Prepaid expense and other costs                           (11,526)         (5,287)        (67,613)
        Payables and accrued liabilities                          620,605         186,087       1,929,937
- ---------------------------------------------------------------------------------------------------------
   Net cash flows (used for) operating activities                (571,485)       (827,519)     (4,152,167)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                            (7,377)           --        (1,610,558)
   Advance royalties                                              (40,864)         (4,834)        (85,498)
   Deposits                                                         3,600         (13,500)        (10,175)
   Proceeds from investments sales                                   --              --           184,380
   Advances to Mineral Mountain Mining Co.                           --              --           (78,000)
   Loan to investment advisor                                        --              --           (15,000)
   Purchase of investment securities                                 --              --           (59,478)
   Purchase of subsidiary (net of cash acquired)                     --              --            (2,700)
- ---------------------------------------------------------------------------------------------------------
   Net cash flows from (used for) investing activities            (44,641)        (18,334)     (1,677,029)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from related parties                                     160,856         114,816       1,926,061
   Repayments of loans from related parties                      (100,764)           --          (536,140)
   Proceeds from other notes payable                               30,199         126,051         611,297
   Repayments of other notes payable                              (25,419)           --           (94,565)
   Proceeds from bank loan                                           --              --         1,000,000
   Proceeds from convertible debentures                              --           125,000         413,500
   Common stock issued                                            569,500            --         2,591,658
   Stock issuance costs                                              --              --           (63,064)
- ---------------------------------------------------------------------------------------------------------
   Net cash flows from financing activities                       634,372         365,867       5,848,747
- ---------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                    18,246        (479,986)         19,551
CASH - BEGINNING OF PERIOD                                          1,305          72,157            --
- ---------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                         $     19,551    $   (407,829)   $     19,551
=========================================================================================================


See accompanying notes.



- -----------------------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
===================================================================================================================================


                                                                 Common Stock            Additional
                                                           -------------------------      Paid-in       Accumulated
                                                             Shares        Amount         Capital         Deficit          Total
- -----------------------------------------------------------------------------------------------------------------------------------

Inception July 21, 1988                                         --      $       --     $       --      $       --      $       --
   Issued June 1, 1989 for cash ($.00006 per share)        1,666,665             167            (67)           --               100
   Issued in 1990 for cash ($.003 to $.03 per share)         666,665              67         10,033            --            10,100
   50,000 to 1 stock split                                      --              --            4,900            --             4,900
   Issued in 1991 for cash ($.30074 per share from
     stock offering)                                         268,335              27         59,253            --            59,280
   November 1, 1993, acquisition of subsidiary                  --              --            2,600          (5,300)         (2,700)
   Fair value of officer salary                                 --              --           20,000            --            20,000
   November 7, 1994, convert debt to equity
     ($.003 per share)                                     2,640,830             264          7,659            --             7,923
   Issued in 1994 for note receivable from affiliate
     ($.00125 per share)                                  20,000,000           2,000         23,000            --            25,000
   Issued in 1994 for legal services ($.00125 per
     share)                                                  375,000              37            432            --               469
   Issued for cash in 1995 ($.01 to $.282) less
     $41,644 issuance costs                               10,469,750           1,047        244,002            --           245,049
   Issued for services in 1995 ($.07 per share)            2,337,333             234        171,749            --           171,983
   Convert notes payable in 1995 ($.15625 per share)         800,000              80        124,920            --           125,000
   Issued for cash in 1996 ($.05 to $.25 per share)        2,250,650             222        401,808            --           402,030
   Issued for services in 1996 ($.07 to $.30 per share)    5,448,985             545      1,230,297            --         1,230,842
   Issued for cash in 1997 ($.10 per share)               10,126,350           1,013      1,011,622            --         1,012,635
   Issued in 1997 for loan guarantees and renewals
     ($.10 per share)                                     25,000,000           2,500      2,497,500            --         2,500,000
   Issued in 1997 for services ($.03 to $.17 per share)    9,276,398             928        815,072            --           816,000
   Issued in 1997 for equipment ($.10 per share)           2,993,161             299        299,017            --           299,316
   Convert debenture and note in 1997 ($.09 and $.26
     per share)                                              689,060              69        104,347            --           104,416
   Issued in 1997 for vehicle ($.10 per share)               350,000              35         34,965            --            35,000
   Issued for cash in 1998 ($.10 per share)                1,200,000             120        119,880            --           120,000
   Issued in 1998 for services ($.10 to $.16 per share)    3,704,172             370        462,630            --           463,000
   Conversion of debentures in 1997 ($.03 to $.07
     per share)                                            8,396,268             840        434,122            --           434,962
   Issued in 1998 for interest ($.13 per share)              558,333              56         72,444            --            72,500
   Other                                                         (70)           --            2,625            --             2,625
   Net loss for the periods                                     --              --             --       (11,181,290)    (11,181,290)
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                             109,217,885          10,920      8,154,810     (11,186,590)     (3,020,860)

   Issued for cash ($.05 to $.10 per share)                7,195,000             720        568,780            --           569,500
   Issued for services ($.08 to $.10 per share)            1,551,729             155        147,345            --           147,500
   Issued for interest ($.10 per share)                      150,000              15         14,985            --            15,000
   Net loss (unaudited)                                         --              --             --        (1,403,079)     (1,403,079)
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999 (Unaudited)                118,114,614    $     11,810   $  8,885,920    $(12,589,669)   $ (3,691,939)
===================================================================================================================================


See accompanying notes.



- --------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
================================================================================


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

The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results for the remainder of 1999.

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