Form 10KSB
period 1999-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2000-04-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

         December 31, 1999.

[   ]    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from __________ to
         __________.

                        Commission file number 0-23726

                       GOLDEN EAGLE INTERNATIONAL, INC.
              --------------------------------------------------
           (Exact name of the Company as specified in its charter)

            Colorado                      84-1116515
    ----------------------    -----------------------------------
   (State of incorporation)   (I.R.S. Employer Identification No.)

     12403 South 450 East, Bldg. D2, Suite A, Salt Lake City, Utah 84020
    ----------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

The Company's telephone number, including area code:  (801) 619-9320
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:     None
Name of each exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:

                        $.0001 par value Common Stock
                       ------------------------------
                               (Title of class)

Indicate by checkmark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   [ X ]  Yes     [  ]  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
thereto.    [   ]

Issuer's revenues for its most recent fiscal year:    $10,571

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of April 12, 2000 was approximately $ 14,118,519. The estimate is based on the last sale price per share ($.16 on April 12, 2000) and 88,240,745 shares estimated to be held by non-affiliates.

At December 31, 1999, there were 128,053,812 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.
Transitional Small Business Disclosure Format:    [  ]  Yes     [ X ]  No

PART I
-------

Item 1.   Business Development
          -------------------

(a)    GENERAL
       -------

    Golden Eagle International, Inc., formerly Beneficial Capital Financial Services Corp. (hereinafter referred to as "Golden Eagle" or "the Company"), is a development-stage company (as that term is defined in Statement of Financial Accounting Standards No. 7 ["SFAS No. 7"]), incorporated pursuant to the laws of the State of Colorado on July 21, 1988. Its name change occurred on February 2, 1995. Prior to November 1994, the Company was engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Central and South America. During the period of time the Company was engaged in such business, it achieved no significant operating revenues and generated operating losses.

    In November 1994, Golden Eagle Mineral Holdings, Inc., a previously unaffiliated Colorado corporation, acquired control of the Company through the issuance (approved by the then disinterested Board of Directors) of a controlling number of shares of common stock. Golden Eagle Mineral Holdings, Inc., is owned by Mary A. Erickson, formerly the Corporate Secretary-Treasurer and a director of the Company. The Company's new management that resulted from this change of control changed Golden Eagle's business focus into the minerals industry. Through a subsidiary, Eagle Mining of Bolivia, Ltd., Golden Eagle acquired a contract for mining rights in the state of La Paz, Bolivia, as more completely described below. In addition, in November 1999, Golden Eagle acquired outright all right, title and interest in two substantial mining claims or concessions surrounding its previous land holdings under contract.

    Golden Eagle's Bolivian advisors recommended to management that it conduct operations in Bolivia through subsidiaries. Initially, the Company formed Golden Eagle Bolivia Mining S.A. ("GEBM") in January 1996, and Eagle Mining of Bolivia ("EMB") in October 1996, to conduct Golden Eagle's operations and to hold its contract property interest in Bolivia, respectively (See, "Certain Relationships and Related Transactions", Item 12). GEBM owns equipment, has carried out exploration operations and has achieved limited production of gold from the Cangalli deposit, which is the subject of the EMB contract for the mining rights with the United Cangalli Cooperative. However, the Company itself chose to own the title to the two larger claims acquired in November 1999.

    EMB's initial constitution, the equivalent of its Articles of Incorporation, provided that Golden Eagle will act as the funding shareholder, providing any necessary operating or development capital to EMB, as a "capital contribution" and not as a loan. The other EMB shareholders are not liable for their share of any capital contributions; all EMB shareholders share profits in accordance with their interests.

     As indicated above, in 1996 Golden Eagle, through EMB, acquired contract mining interests in mineral properties in Bolivia, South America, which are prospectively valuable for gold (referred to herein as the "Cangalli properties"). The Cangalli properties have no established reserves pursuant to Guide 7 of the SEC Regulations, but a significant amount of gold mineralization has been identified. The exploration work and property investigations thatGolden Eagle has accomplished on the Cangalli properties are described in more detail in Item 1(b), below. The Company's subsidiary, GEBM, has achieved no significant operating revenues from these properties, although to date it has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $163,000. (Hereinafter, all references to Golden Eagle's holding subsidiary, "EMB", or its operating subsidiary, "GEBM", or Golden Eagle International, Inc. itself, shall all be referred to as "Golden Eagle" or "the Company", unless specific references to the Company or its subsidiaries are required for clarity.)

    Also as indicated above, the Company's acquisition in November 1999 of two substantial mining claims or concessions in the Tipuani River Valley, resulted in a combined total of the two claims of 44,046 acres (referred to herein as "the Tipuani Valley properties"). The Tipuani Valley properties surround the Cangalli properties, and all three properties combined total 48,998 acres under contractual control or owned outright by the Company in the historic Tipuani Gold Mining District. The Tipuani Valley properties have undergone general reconnaissance and prospecting by the Company's geologists and by independent geologists, geophysicists and mining engineers. In addition, a number of geological and production studies have been performed on various sites and mines within the Tipuani Valley properties over the course of the known 400-year history of the Tipuani Gold Mining District. The Company has assembled and reviewed those studies during the evaluation phase on considering whether to make the Tipuani Valley properties acquisition. The Tipuani Valley properties have no established reserves pursuant to Guide 7 of the SEC Regulations, but gold mineralization has also been identified within those claims.

     Golden Eagle's majority-owned subsidiary, GEBM, continued through 1999, and to the date of the filing of this report, as the operator of the Cangalli interior mine and surface operations. GEBM, at one point during 1997, had 106 employees and operated three full shifts in the Cangalli shaft and underground workings for purposes of interior mine rehabilitation and maintenance. However, as of December 31, 1999, GEBM employed a considerably smaller staff working principally in maintenance and pumping operations in the Cangalli mine.

      Prior to acquiring the contract mining rights on the 11 concessions comprising 2,004 hectares (4,952 acres) constituting the Cangalli properties in 1996, Golden Eagle attempted to acquire several properties within the United States. These U.S. properties were not acquired, in part, because the Company's due diligence investigation did not support the representations made by the property owners.

      In 1998, Golden Eagle entered into an agreement with two consulting companies (which are not affiliated with the Company) to provide certain services to Golden Eagle on a non-exclusive basis. These services included introducing the Company to investment bankers and accredited investors. These services did not include the offer or sale of securities. Golden Eagle agreed to pay these entities a total of 1,500,000 shares of its restricted common stock as a fee for these services. In addition, in the first quarter of 1999, the Company agreed in principle to pay these same entities a total of an additional 1,000,000 shares of its restricted common stock as a fee for similar services to be rendered during 1999, with the added services of public relations activities included in the new agreement.

      As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that the Company will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and that may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this annual report, and the other risks associated with start-up mineral exploration operations. It is important that each person reviewing this report understands the significant risks attendant to the Company's operations and that of its subsidiaries. As noted, the future conduct of Golden Eagle's business and its subsidiaries is dependent upon a number of factors, and there can be no assurance that any of these companies will be able to conduct its operations as contemplated herein. The Company disclaims any obligation to update any forward-looking statement made herein.

(b)   BUSINESS OF ISSUER
      ------------------

     The Cangalli Properties
     -----------------------

     In October 1995, Golden Eagle began reviewing potential mining opportunities in Bolivia. A site visit to the Tipuani River Basin (approximately 100 miles north of the Bolivian capital of La

Paz) followed in December 1995, with the Company's representatives traveling to Cangalli, approximately two kilometers down river from the Tipuani township. Included in the expedition was an independent geologist hired to evaluate the Cangalli area. This consultant reported that the area merited further study.

     Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 Golden Eagle, through GEBM, entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative. This contract included the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (4,952 acres) for a 25-year period with an option for an additional 25 years. While binding according to the Company's counsel in Bolivia, this contract was not "protocolized" (recorded) with the Bolivian Notary of Mines. Golden Eagle then formed a new majority-owned Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to hold the concession interests. EMB assumed the contract rights with UCL, renegotiated the contract with UCL, and caused the renegotiated contract to be protocolized with the Notary of Mines in La Paz on November 11, 1996. As renegotiated, the UCL contract provides for a gross royalty interest of 18% in gold production to UCL. It also imposed certain work obligations, which the Company asserts have been fulfilled:

     * completion of first-phase exploration and the opening of one work front (in addition to the Cangalli shaft) by April 20, 1997 (the contract called for the opening, but not the sustained operation, of this work front);

     * opening of two additional work fronts by December 6, 1997 (the contract called for the opening, but not the sustained operation, of these work fronts);

     * investing a minimum of $3 million in the project (no specific term, other than the 25-year initial life of the contract, was fixed to fulfill this obligation); and

     * providing to UCL $200,000 for reduction of UCL's prior obligations, including $100,000 in the form of a loan, or advanced royalty payment (which is repayable out of production), and $100,000 in the form of a grant, or land-right acquisition payment. This $200,000 obligation has been met.

     During the fourth quarter of 1999, the Company instituted a program of purchasing individual shares from shareholders in the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). Golden Eagle had previously disclosed its strategy in the fourth quarter of 1998 and the first quarter of 1999, of purchasing UCL's ownership interest in the Cangalli properties to decrease the "cooperative risk factor" and to eliminate UCL's royalty interest. However, a series of negotiations during 1999 with UCL's Board of Directors, and a special committee formed to analyze UCL's sale of the Cangalli properties, did not result in a satisfactory agreement for the sale/purchase. Thereafter, Golden Eagle began purchasing UCL shares individually. UCL's Board of Directors resisted the Company's efforts to have those acquired shareholdings transferred on UCL's roster of shareholders, and negotiations regarding the transfers with UCL's Board continued for several months, and finally into the first quarter of 2000. At the date of the filing of this report, the UCL Board of Directors has agreed to record the share transfers, and the process is underway. The Company has requested a Special General Assembly of UCL's membership to ratify its Board's decision to recognize the Company's shares. After this approval of the general membership is received, Golden Eagle will continue its acquisition efforts until its goals stated above are reached.
The Company cannot assure that it will be successful in acquiring a majority interest (60 shares) in UCL, but management expects to be able to do so by the third quarter of 2000.

     The Company believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that the Company's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately four years, the Company has received informal and formal complaints from UCL's administration regarding the Company's contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. The Company's management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of the Company's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties; force majeure; commodities and metals market fluctuations; or the failure of governmental institutions to support Golden Eagle's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt the Company's relationship with UCL. However, the Company has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful.

     The Tipuani Valley Properties
     -----------------------------

     In November 1999, the Company acquired two substantial mining claims or concessions in the Tipuani River Valley by committing to pay the annual mining claims fees (patents) of $17,825, resulting in a combined total of the two claims of 44,046 acres (referred to herein as "the Tipuani Valley properties"). The Tipuani Valley properties surround the Cangalli properties. The combined acreage of the Tipuani Valley and Cangalli properties totals 48,998 acres, which are under contractual control or owned outright by the Company in the historic Tipuani Gold Mining District. The Tipuani Valley properties have undergone general reconnaissance and prospecting by the Company's geologists and by independent geologists, geophysicists and mining engineers. In addition, a number of geological and production studies have been performed on various sites and mines within the Tipuani Valley properties over the course of the known 400-year history of the Tipuani Gold Mining District by national and international agencies and companies. The Company has assembled and reviewed those studies during the evaluation phase while considering whether to make the Tipuani Valley properties acquisition. The Tipuani Valley properties have no established reserves pursuant to Guide 7 of the SEC Regulations, but gold mineralization has been identified within those claims.

     History of the Tipuani/Cangalli District of Bolivia
     ----------------------------------------------------

     Note: The Company has relied upon an independent geological consulting firm and historical information for the following history, and cannot assure its accuracy.

     Gold mining in the Tipuani Gold Mining District, in which the Cangalli and Tipuani Valley properties are found, can be traced back to pre-Inca times (1000 to 1500 A.D.). During the Inca dominion, gold placers were worked in the Tipuani River and her tributary rivers, the Ancoma and Yani, and also in the gold-bearing quartz veins of the Cordillera (the high Andes mountains).

     Early Spanish historians recorded that the province of Larecaja, in which the Tipuani Gold Mining District is located, contributed about 126 kg (4,051
ozt) of gold per year to the Inca Emperor at Illabaya.   For this and other
purposes, a network of roads was constructed in Bolivia and Peru, some of which are still in use today.

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

     At the beginning of the 20th century, the Bolivian Gold Exploration Company (BOLGO) introduced the first methods of mechanized work. Acting as a modern large enterprise, BOLGO leased its large concessions to the Companie Aramayo de Mines en Bolivia in 1932, which in turn spent a lot of time, money and energy to efficiently mine the gold deposits in their concessions. They were the first to sink deep shafts into the Cangalli conglomerate to work the terraces in Unutuluni, some 15 km (9 mi) upriver from the town of Tipuani.

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

     Due to the perceived near-exhaustion of the best-known deposits of river gravels, many people have abandoned the Tipuani area. Lately, others have been trying to work the remaining river areas and terraces, while making some technical improvements such as deeper shafts and better underground workings.

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

     Golden Eagle's Operations
     -------------------------

     Golden Eagle's operations are subject to significant risks and uncertainties that should be of concern to prospective investors and current shareholders that include, but are not limited to, the following:

     Working Capital Shortages. Although the operations in Bolivia are carried on through the Company's majority-owned subsidiaries, the financing of those operations is solely dependent on the Company's ability to provide capital resources. From November 1997 through the date of the filing of this report, Golden Eagle experienced significant cash shortages in its operating funds. During January 1997, the Company negotiated a one-time, short-term bridge loan for

$240,000 from a Texas bank. On March 6, 1997, this same Texas bank agreed to loan Golden Eagle $1 million pursuant to a revolving line of credit. This
loan is guaranteed by affiliates.   (See, "Certain Relationships and Related
Transactions," Item 12.) The first proceeds from the revolving line of credit were used to retire the short-term bridge loan. In addition, the Company paid its interest payments on the revolving line of credit during 1997, and subsequently through the filing of this report. This line of credit has been renewed and is due June 1, 2000; there are, however, no further funds that can be advanced under this line of credit. As a result of these capital shortages, Golden Eagle has been forced to issue its restricted common stock in private placements as compensation to some employees and consultants, as well as for equipment. These issuances result in dilution to current and future shareholders. For example, Golden Eagle issued a total of 14,070,000 shares of restricted common stock to individuals (non-affiliates) for a total of $769,000 during 1999. (See, Note E--Stockholders' Equity, p. F-13, Financial Statements attached hereto). The Company continues to require working capital and is not likely to receive any significant cash flow from operations in the foreseeable future. It is not likely that any unaffiliated party will advance debt to the Company on commercial terms. Thus, Golden Eagle may have to continue financing its operations through the sale of equity if it can do so in accordance with all legal requirements on terms acceptable to the Board of Directors. (See, "Management's Discussion and Analysis," Part II, Item 6, for further information regarding the Company's liquidity shortages and capital requirements.)

     Golden Eagle has $4,664,376 in current liabilities, which come due at various times commencing in May 2000. The Company does not have, and will not have, sufficient funds to pay those liabilities unless it is able to raise sufficient capital or unless those creditors accept equity in satisfaction for, or to renew, the debt. There can be no assurance that the Company will be able to meet these financial obligations.

     Golden Eagle's operations and future planning, based on the foregoing discussion, are limited to, and by, its ability to raise financing through equity funding. Continued rehabilitation and maintenance of the Cangalli shaft, which is a necessary component of the Company's future operations, are dependent upon this equity funding. Future projections for open pit operations on Chaco Playa (the accumulated tailings from the decades-old Chaco face booming operations), as well as the Chaco face and Chaco Mesa, again, are dependent on its ability to raise additional financing. Golden Eagle cannot assure that market confidence will enable it to raise needed additional debt or equity financing on reasonable terms for further exploration, operations, and plant construction capital.

     Activities on the Cangalli Properties. To date, Golden Eagle's operations on the Cangalli properties under contract (which have all been conducted through GEBM, with EMB as the holding company for the contract interests) have consisted of exploration work (including a limited amount of production) and documentary investigation.

     In 1998 and 1999, Golden Eagle projected that its subsidiary, GEBM, would enter into commercial scale production. To date, however, the Company's gold production has primarily been the product of its exploration work on the properties, as well as unsuccessful attempts at mounting commercial open-pit operations. The Company's subsidiary, GEBM, has achieved no significant operating revenues from the Cangalli properties, and has not reached its goal of commercial production, although to date it has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $163,000. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate additional revenues from mining gold from the Cangalli and Tipuani Valley properties, there can be no assurance that any revenues received will exceed expenses incurred. Management concluded that fine gold recovery losses, and the failure to reach high enough tonnages to even out the "nugget effect" or erratic deposition of the gold in the deposit, were the primary causes of the failure to achieve a greater level of production. In response, during 1998 and 1999, Golden Eagle contracted Bolivian and American metallurgists to study the losses and design a circuit and mining operation that would solve the specific problems. On August 2, 1999, Golden Eagle announced that it had received a new metallurgical report regarding the Cangalli gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. (See, "Investigations by Independent Consultants", in the section that follows below.) Management expects that the Bolivian operations will continue to experience fine gold losses until the installation of fine gold recovery circuits on the Company's metallurgical plants can be accomplished on the Cangalli properties. These fine gold losses might jeopardize the profitability of those operations, and therefore, Golden Eagle's economic viability. In addition, during 2000 the Company expects to be able to begin to implement Dr. Atwood's operational plan, discussed at length in the following section, to increase production tonnages and even out the "nugget effect" or erratic distribution of gold in the deposit.

     Due to these technical and financial issues on staging its own operations, In the fourth quarter of 1998, Golden Eagle's management also contracted the services of Behre Dolbear & Co., Inc., a well-respected, international firm that consults to the minerals industry worldwide to evaluate the Cangalli gold deposit. (See, "Investigation by Independent Consultants", in the following section.) The Company established having this report in hand as one of its criteria for inviting intended joint venture partners onto the Cangalli properties. On June 22, 1999, the Company announced that it had received the results of the Behre Dolbear study. While the Company considered Behre Dolbear's report to be favorable, the Company cannot assure that any potential joint venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with Golden Eagle.

     Golden Eagle continues to implement its UCL share acquisition program referred to above, notwithstanding its working capital shortages, with the strategic objectives of eliminating the UCL royalty on the Cangalli properties, and eliminating the "cooperative risk factor". While the Company cannot assure that this strategy will be accomplished or, if accomplished, will be successful, Golden Eagle does believe that the benefits of such an approach are worth pursuing.

     In addition, the Company continues to carry out its program of acquiring title of the surrounding claims in the Paleo-Tipuani Trend. The 44,046-acre acquisition made and announced by the Company in November 1999 was a very important step in exerting a dominant position in the historic Tipuani Gold Mining District. Nevertheless, Golden Eagle's management believes that it is essential, from various strategic perspectives, to consolidate these acquisitions, as well as any smaller contained claims, and continue a program of proving their value through exploration.

     Any shareholder, or potential shareholder, should carefully weigh in making any investment decision regarding Golden Eagle's stock the foregoing highly significant factors, and the other factors described in this annual report, including, without limitation: volatility of commodity prices; volatility of the Company's stock prices and the lack of an established market for the Company's securities; the environmental risks associated with mining activities; the lack of proven mineral reserves; the risks and difficulties associated with international operations in general, and operations in South America, in particular; the concentration of the Company's assets in a single area in Bolivia; the significant dependence on management and management's relative inexperience with certain aspects of large open pit and underground mining operations; and the "cooperative risk factor" discussed above in "The Company's Operations: Business Atmosphere," Item 1. As a result of these factors, however, the Company continues to be a development stage company as that term is defined in SFAS No. 7, which has not yet produced minerals in commercial quantities.

     Investigations by Independent Consultants.
     ------------------------------------------

     The Company has assembled over one hundred geological reports and professional articles written on the subject of the Tipuani Gold Mining District in general, or specific mining operations within the District. The following, however, are reports on the Cangalli and Tipuani Valley properties based on studies commissioned directly by Golden Eagle specifically for the evaluation of mining claims it owns, or which are under its contractual control.

      *   The Trites Report.  In December 1995, Golden Eagle retained Albert
          F. Trites, a Denver-based geologist who had received his B.S. in geology from the Colorado School of Mines, and his M.S. in geology from Columbia University, to perform an initial reconnaissance of the Cangalli gold deposit. Mr. Trites' initial verbal report back to the Company was very favorable, and he was retained to carry out a sampling program on the "Chaco" and "Cangalli Mine" sections of the Cangalli properties. Mr. Trites provided his report to the Company's Board of Directors in January 1996, "Gold Deposits of the Tipuani Basin, Bolivia with Proposed Development and Mining of the Cangalli and Chaco Deposits". In that report, Mr. Trites estimated a gold "reserve" in the Chaco section; and a gold "reserve block" in the "Cangalli Mine" section. While the Company was encouraged by Mr. Trites' report, it concluded that a sufficient basis did not exist for the estimation of a "reserve" pursuant to Guide 7, SEC Regulations, FSLR Section 3831. The Company concluded that it needed more information, and a more detailed sampling of the gold deposit on the Cangalli properties.

      * The First Paravicini Report. To evaluate its conclusions regarding the prospective value of the Cangalli properties, Golden Eagle retained the consulting firm of Mr. Guido Paravicini, Eng., M.A., an independent Bolivian mining engineer and geophysicist. Mr. Paravicini had received his B.S. in Mining Engineering from the Technical University of Oruro in Oruro, Bolivia; his M.A. in Geophysics from Washington University in St. Louis, Missouri; and had completed his course work for his Ph.D. in Geology from Harvard before his scholarship was terminated for economic reasons and he was unable to defend his dissertation. Commencing in December 1996, Mr. Paravicini carried out a review of the geological literature relevant to the Tipuani Gold Mining District in which the Cangalli and Tipuani Valley concessions are located. In addition, Mr. Paravicini, and his team of exploration field geologists, samplers, panners, and other auxiliary personnel, conducted field studies and sampling. Mr. Paravicini's findings and recommendations are found in his report of April 1997, Technical Geological Report on the Gold Deposits at Cangalli, Bolivia. Mr. Paravicini had estimated a substantial Indicated Resource of gold, and an extremely large Inferred Resource of gold. However, Mr. Paravicini's report highly recommended additional exploration and confirmation work that would be required to further establish the gold mineralization, and estimate reserves, if any.

      * The Second Paravicini Report. In July 1997, Mr. Paravicini and his team of exploration field geologists began a sampling and geological mapping program on the Cangalli properties. In May 1998, Mr. Paravicini issued his final report based on that field work, "Technical Geological and Sampling Report: Resources and Reserves on the Gold Deposits at Cangalli, Bolivia", which confirmed the existence of significant gold mineralization on the Cangalli properties under Golden Eagle's subsidiary's control. In his final report, Mr. Paravicini estimated substantial gold reserves in the "Chaco" and "Cangalli Mine" sections of the Cangalli properties, as well as substantial resources on a broader section. However, after further analysis of Mr. Paravicini's results, the Company concluded that he had not established "reserves" on the Cangalli properties pursuant to Guide 7 of the SEC Regulations, and the Company did not declare a reserve in its filings with the SEC, nor did it use a reserve in its accounting to determine whether to expense or capitalize exploration costs.

      * The Behre Dolbear Report. On October 7, 1998, Golden Eagle entered into a consulting agreement with Behre Dolbear & Co., Inc. ("Behre Dolbear") of Denver, Colorado, an internationally recognized minerals industry consulting firm. Behre Dolbear's report, "Report on Results of Gold Sampling Program: Cangalli Area, Bolivia", was given to Golden Eagle in June 1999. The report was the result of a field sampling program and historical literature search regarding gold production in the Tipuani Gold Mining District, performed by Behre Dolbear geologists beginning with site work in October 1998, and culminating with a site visit in February 1999. Behre Dolbear's report stated that its sampling "confirms that alluvial gold is present in the Cangalli conglomerate. Gold occurrence is erratic, but extends over significant vertical and horizontal sections." Behre Dolbear further stated: "The extent of the deposition of Cangalli conglomerates is impressive." In its summary, Behre Dolbear's report states:

          "Based on specific observations within Golden Eagle's Cangalli landholding and the sample results, Behre Dolbear noted that:

          ** "visible alluvial gold was recovered from 68 of 73 samples [93%] of Cangalli conglomerate taken from six widely separated areas, indicating that the Cangalli conglomerate is mineralized over an extensive vertical and horizontal section, albeit in the erratic, non-predictive manner typical of most alluvial deposits;

          ** "gold recovered from the samples indicates grades ranging from zero to 5.64 g Au/m3. The mineralization is very erratic, sometimes changing from less than 0.01 g Au/m3 to greater than 1.0g Au/m3 in a vertical distance of 1-meter;

          ** "using 0.8 g Au/m3 as a threshold grade of gold sufficient to warrant further consideration, 17 of 73 samples of the Cangalli conglomerate were in excess of this exploration target grade from four areas: Chaco [0.91, 0.96, 1.09, 1.14, 1.31, 1.80, and 4.56 g Au/m3], Isuhuaya [0.92, 1.01, 1.14, 1.40, 1.53, and
               3.64 g Au/m3], Flor de Mayo [1.10, 2.41 and 2.79 g Au/m3], and
               Cangalli (within the town limits) [5.64 g Au/m3];

          ** "the four surface areas, Chaco, Isuhuaya, Flor de Mayo and Cangalli, are considered potential targets for further exploration to determine the extent of the higher grade material;

          ** "while no samples were taken from the Cangalli underground mine, the operation was visited and based on the observations of the Behre Dolbear personnel [two unsupervised mine runs which averaged 4.28 g Au/m3 and 21.55 g Au/ton], further consideration is recommended to confirm the existence of high grade material; and

          **   "the Paleozoic bedrock in the Camino Maderero area sampled is not a potential source of primary gold mineralization.

          ** "Behre Dolbear took a limited number of samples during the investigation. The program was not designed as a representative sample analysis for various reasons, including the areal extent of the property (approximately 40 square kilometers [24 square miles]), the thickness of the conglomerate (500 m [1,600 feet] to 2,500 m [8,000 feet] in thickness), and access to various sites (steep hills and valleys, many with +75 degree slopes)."

          While the Company was also encouraged by the Behre Dolbear report, Behre Dolbear had consistently represented that its study was not intended to confirm or estimate gold reserves or resources on the Cangalli properties.

      * The Atwood Report. On August 2, 1999, the Company announced that it had received a new metallurgical report regarding the results of a study relating to its Cangalli, Bolivia gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. Dr. Atwood was then also a member of Golden Eagle's technical advisory board, and is currently a member of Golden Eagle's Board of Directors. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) could range from $31 to $123 per ounce of gold produced, depending on the feed grade and tonnage being mined. Dr. Atwood also expressed his opinion that the difficulty other consultants have identified in recovering fine gold in Cangalli can be overcome with certain specified technology and equipment. Dr. Atwood's report, "Report of Investigation on the Cangalli, Bolivia Gold Deposit Recovery of Fine Gold with a Mine Plan and Economic Projections," was the result of his fieldwork on Golden Eagle's Cangalli site, as well asbench testing and laboratory analysis, although there can be no assurance that this work and these technologies can be scaled up for large-scale production. Dr. Atwood visited and investigated the Cangalli gold deposit several times since March 1997. His most recent work was performed between April and June 1999.

          Dr. Atwood's most significant findings reported to Golden Eagle are in three categories:

         ** Fine gold recoveries. Other consultants have raised concerns that traditional mining and recovery methods used in the Cangalli area will not result in the recovery of a significant amount of the "fine gold" known to be present in the deposit. Dr. Atwood stated in his report, "Based on the work performed, the gold recoveries in the Chaco area [of the Cangalli gold deposit] can be expected to be in excess of 95%." He further stated, "Through enhanced acceleration in the centrifugal concentrator systems we have demonstrated that the historical fine gold losses suffered in the Cangalli area can be resolved."

         ** Cost per ounce of gold produced. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) will range from $31 to $123 per ounce of gold produced, depending of the feed grade and tonnage being mined. (It should be noted that Dr. Atwood's cost per ounce projections were not based on estimates of resources or reserves. Dr. Atwood based his projections on information from sampling data collected on the Cangalli site by other consulting geologists, geophysicists and mining engineers.)

         ** Recommendation regarding operations. Dr. Atwood recommended in his report that Golden Eagle consider installing a 400-ton-per-hour, 8,800-ton-per-day, mining operation and recovery plant at the Chaco Playa site. He provided a mine plan and economic projections for his recommended operation based on various scenarios. His estimated cost for the plant construction, mining equipment acquisition, and operating and administrative costs during the start-up phase was $3 million, but ramping up operations could begin with a smaller investment. Dr. Atwood stated that he believes that his recommended mine plan would be the best and most cost-effective method for creating positive cash flow for the company, while also gathering a significant amount of information regarding the Cangalli gold deposit.

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

    Management Experience. The Company's management has been expanded to add experience in mining operations in large-scale underground and surface mining, although management would still have to rely on third party experts for final feasibility and operational expertise. Terry C. Turner, Golden Eagle's President and Chairman, has 17 years of mining administration, exploration and legal experience in Bolivia. In December 1999, Ronald L Atwood, Ph.D., became a member of the Company's Board of Directors, and Vice President for Development. Dr. Atwood has over 30 years of experience in metallurgical engineering, and has worked for major mining companies in the operation of some of the largest open pit and underground mines in the world. In addition, in December 1999, Victor Hugo Bretel, an architect with substantial engineering and earthmoving experience, became President of Golden Eagle's operating subsidiary, GEBM, in Bolivia. Mr. Bretel has over 30 years of experience in Peru and Bolivia in construction and civil works projects involving large earthmoving techniques. In June 1997, the Company formed a Technical Advisory Board to assist management in analyzing the data being assembled relating to the Cangalli properties. The members of the Technical Advisory Board, all experienced executives formerly with major mining companies, have contributed, and will continue to contribute, to Golden Eagle's progress toward bringing its Cangalli and Tipuani

Valley properties into commercial production. All of the above-described executives in the Company, including the Technical Advisory Board, are described in more detail under "Management," Part III, Item 9, below.

    Geography and Climate in the Area of the Cangalli and Tipuani Valley Properties. Golden Eagle's properties and substantially all of its operations are conducted in remote areas of the province of Larecaja in the state of La Paz in the South American country of Bolivia. Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. Sucre is the judicial/constitutional capital and La Paz the administrative capital of Bolivia.

     The Tipuani Gold Mining District, where the Cangalli and Tipuani Valley properties are located, is in the west-central portion of Bolivia that is dominated by the Andes Mountains. In Bolivia, the Andes are divided into two great mountain chains, or cordilleras, separated by a broad upland plateau known as the Altiplano. The Eastern Cordillera (in which the Tipuani Valley is located) rises abruptly from the eastern Altiplano and is dominated by the snow-capped peaks of Illampu (6,326 m/20,754 ft) and Illimani (6,402 m/21,004 ft). Narrow, steep-sided valleys, known as Yungas, are deeply incised into these eastern slopes, the more notable being those in which the cities of Cochabamba, Sucre, and Tarija are located. Between the Western and Eastern Cordilleras is the Altiplano, which has an average elevation of about 3,600 m (11,810 ft) and is one of the highest populated areas in the world. The Altiplano is about 840 km (520 mi) long and an average of 140 km (87 mi) wide and is dominated at its northern end by Lake Titicaca, the world's highest navigable lake, located on the Peruvian border.

     The Bolivian climate is harsh much of the year, as is reflective of its mountainous location. However, internal transportation within Bolivia is good, with paved, gravel, or dirt all-weather roads to the edge of, and through, the Cangalli and Tipuani Valley properties. Access may become difficult during the rainy season (November-March), but is never at issue for more than a short period.

     Weather, access, and remoteness issues (in general as they apply to Bolivia and the Tipuani Gold Mining District, and specifically as discussed in this annual report regarding the Company's Cangalli operations), create a number of risk factors. These risk factors, and the other risks described herein, should be carefully considered by shareholders and potential shareholders in evaluating any investment in Golden Eagle's securities.

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

      The Company believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that the Company's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately four years, the Company has received informal and formal complaints from UCL's administration regarding the Company's contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. The Company's management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of the Company's management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties; force majeure; commodities and metals market fluctuations; or the failure of governmental institutions to support Golden Eagle's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt the Company's relationship with UCL. However, the Company has defended, and intends to continue to defend, its rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful.

     To underscore and promote amicable relations between Golden Eagle and UCL, UCL's president, German Nunez, and its General Secretary, Julio Duran, were invited to a confirmation and planning meeting in Miami, Florida, December 15-17, 1998. Rene Velasquez, then-President of GEBM and EMB, attended, as well as Terry C. Turner, the Company's President, and Mary A. Erickson, the Company's former Corporate Secretary. Golden Eagle and UCL confirmed the existence of amicable and productive relations between the two organizations. Discussions were held on issues ranging from a buyout of UCL's interests in the Cangalli gold deposit to integration of UCL's membership into the body of the Company's shareholders.

     As a reciprocal gesture, the Company's Board of Directors and officers, together with Mr. Velasquez, attended UCL's annual general assembly on February 27, 1999 in Cangalli, Bolivia. The Company's Board and officers were received very cordially, and the same agenda discussed in Miami, Florida, was discussed at length during a daylong meeting with UCL's entire membership.

     During the fourth quarter of 1999, the Company instituted a program of purchasing individual shares from shareholders in UCL. Golden Eagle had previously disclosed its strategy in the fourth quarter of 1998, and the first quarter of 1999, of purchasing UCL's ownership interest in the Cangalli properties to decrease the "cooperative risk factor" and to eliminate UCL's royalty interest. However, a series of negotiations during 1999 with UCL's Board of Directors, and a special committee formed to analyze UCL's sale of the Cangalli properties, did not result in a satisfactory agreement for the sale/purchase. Thereafter, Golden Eagle began purchasing UCL shares individually. UCL's Board of Directors resisted the Company's efforts to have those acquired shareholdings transferred on UCL's roster of shareholders, and negotiations regarding the transfers with UCL's Board continued for several months, and finally into the first quarter of 2000. At the date of the filing of this report, the UCL Board of Directors has agreed to record the share transfers, and the process is underway. The Company has requested a Special General Assembly of UCL's membership to ratify its Board's decision to recognize the UCL shares purchased by the Company. After this approval of the general membership is received, Golden Eagle will continue its acquisition efforts until its goals stated above are reached. The Company cannot assure that it will be successful in acquiring a majority interest (60 shares) in UCL, but management expects to be able to do so within the second quarter of 2000.

     Relationship with Local and National Governments.   Although Bolivia is a
democratic republic and has had democratically elected presidents since 1982, it has been the subject of military coups in the past. Inflation in Bolivia appears to be under control at the current time (averaging less than 10% annually), but other economic signs are not so favorable. The per capita income in Bolivia is less than $1,000 per year and literacy is less than 80%. Bolivia has a negative balance of trade (importing more goods than it exports), and is significantly dependent on the stability of the other countries in South America for its own stability. Management has not noted any significant civilian unrest or high incidences of crime affecting Golden Eagle's operations, and management does not believe that, in the current situation, such problems are likely to have a materially adverse effect. However, should the Latin American economy in general, or the economy of Bolivia in specific, suffer adverse changes, times of political and economic unrest would likely return, and it would likely have a materially adverse impact on Bolivia and the Company's operations.

     In all jurisdictions it is important for businesses to maintain good relations with governments and the governmental leaders. Golden Eagle's management has attempted to do so. The Company has kept the local and national political leaders informed as to its proposed operations, and has attempted to utilize local management and laborers in all appropriate positions. As a result of these efforts, Golden Eagle's President, Terry C. Turner; its Vice President for Development, Ronald L Atwood, Ph.D.; its former Secretary/Treasurer, Mary A. Erickson; and the members of its Technical Advisory Board: Donald Hausen, Ph.D.; and Max Staheli; were all awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia during 1997 for their work in promoting investment in the Bolivian mining industry, and for their contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Consequently, management believes that its relationship with the national and state governments is good, and does not anticipate any unusual difficulties as it continues its work of exploring and developing the Cangalli and Tipuani Valley properties under its control.

     In addition to the foregoing, during the last quarter of 1998 and the first quarter of 1999, Golden Eagle's officers attended several substantive meetings with Bolivian government officials at the highest levels, including:
Bolivia's President, Hugo Banzer; the Minister of Economic Development, Jorge Pacheco; the Vice Minister of Mining and Metallurgy, Rene Rengel; and the Governor of the State of La Paz, Luis Alberto Valle, among others. Golden Eagle's management believes that these meetings foster an important atmosphere of trust and confidence in promoting both Bolivia's national interests, as well as the Company's corporate objectives.

     Principal products or services and their markets
     ------------------------------------------------

     The Company has begun its operations as a minerals and metals exploration company with very limited production; however, it has not yet commenced operation of its proposed business activities as a gold, silver and other minerals mining and marketing company. When such activities are commenced, its principal products obviously will be such minerals and metals. (Golden Eagle has sold the gold resulting from its exploration and development activities within the Bolivian gold market, which is subject to the same international conditions affecting all gold markets. In 1998 and 1999, gold experienced a substantial decline in price in the international markets.)

     Distribution methods of the products or services
     ------------------------------------------------

     When, if ever, Golden Eagle is successful in commencing and maintaining commercial production operations in its proposed business activities, it will utilize distribution methods that are customarily employed within the mining industry. The Company does not contemplate that it would be employing any distribution methods that would be considered innovative or unusual. Golden Eagle has established buyers for any precious metals or minerals that it may be successful in producing from its properties in Bolivia, and has used this network of buyers for its gold sales to date. Golden Eagle has not yet determined if it will sell any of the commercial production of these precious metals or minerals which may result from its operations to the local buyers or if it will ship to other worldwide locations for sale to various well-known refiners.

     Status of any publicly announced new product or service.
     -------------------------------------------------------

     Not applicable.

     Competition, business conditions and the small business issuer's competitive position in the industry and methods of competition.
     ----------------------------------------------------------------

     The Company is an insignificant participant among the firms that engage in the same line of business (mining) that it has chosen as its principal area of business concentration. Many of the Company's competitors are companies with significantly greater financial and personnel resources, as well as technical expertise, than Golden Eagle. The combined financial resources and management experience of the Company's officers and directors are very limited and the Company has encountered, and will continue to encounter, substantial competitive disadvantages compared to its competitors.

     Sources and availability of raw materials
     and the names of principal suppliers.
     ----------------------------------------

     As of December 31, 1999, Golden Eagle required no significant raw materials, other than mine timbers and routine mining supplies. If it ever conducts substantial, sustained mining operations, in Bolivia or elsewhere, it will need more significant quantities of mining equipment and supplies. Such items are often in short supply and may be unavailable. In addition, high import tariffs may make mining equipment either very expensive or of restricted availability due to import difficulties.

     Dependence on one or a few major customers.
     --------------------------------------------

     Golden Eagle is currently somewhat dependent upon one contract with United Cangalli Gold Mining Cooperative, Ltd. ("UCL") to explore, develop, and mine 11 concessions along the Tipuani River in Bolivia, and market precious metals and minerals that may be produced. This concentration, or single focus, creates a risk that Golden Eagle's management has termed the "cooperative risk factor," which should be reviewed more carefully in "Business Atmosphere,"
Part I (b), page 7. However, the Company's management believes that it has implemented two important strategies to decrease this concentration or dependence. First, the acquisition of the Tipuani Valley properties decreases the dependence on the Cangalli properties; and, second, the acquisition of shares in UCL gives the Company a voice in UCL's affairs, and eventually may result in the Company's control of UCL.

     Patents, trademarks, licenses, franchises, concessions,
     royalty agreements or labor contracts, including duration.
     ---------------------------------------------------------

     The Company, through Eagle Mining of Bolivia, Ltd. ("EMB"), has contracted for 11 concessions along the Tipuani River to explore, develop, mine, and market precious metals and minerals that it may be able to extract from the properties involved in the concessions as described above. This contract has a duration of 25 years through 2019, and is renewable for an additional 25 years through 2044.

     Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process.
     --------------------------------------------------

     Neither Golden Eagle, nor its subsidiaries, are obligated to receive approval of their principal products or services. Some activities in which the Company's subsidiaries are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. However, UCL has had those permits for many years, and Golden Eagle's subsidiaries are allowed to piggyback onto those permits and any others that are occasionally required for moving heavy equipment, etc.

     Effect of existing or probable governmental regulations on the business.
     -----------------------------------------------------------------------

     Golden Eagle intends to concentrate its immediate efforts in developing its Bolivian mining prospect and obtaining all necessary governmental approvals. The effect of such governmental regulations on its business should not cause the Company to incur any delays in commencing operations but may directly affect its ability to continue operations once commenced.

It is impossible at this time to determine within any reasonable degree of certainty the effect of such regulations on its proposed business.

     Research and development activities.
     -----------------------------------

Golden Eagle does not intend to engage in any research and development activities, other than those regularly associated with the exploration, evaluation and mining of minerals and metals.

    Costs and effects of compliance with environmental laws.
    -------------------------------------------------------

     Golden Eagle proposes to engage in an industry that is historically subject to assertive, time consuming, and expensive compliance with environmental law. There is, and can be, no assurance that the Company, with its small financial resources and limited personnel, will be able to comply with such environmental laws and yet operate in a commercially profitable manner.

     Golden Eagle has, however, retained an engineering firm to monitor its subsidiary's compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

     Number of total employees and number of full-time employees.
     -----------------------------------------------------------

     At December 31, 1999, Golden Eagle employed four full-time personnel, consisting of its President, Administrative Vice President, Vice President for Development, and its Corporate Secretary/Treasurer. While certain of these individuals periodically engage in other activities, due to the amount of time required to fulfill their obligations with the Company they are considered full time. In addition, the Company had at year end several consultants and advisors as necessary to provide assistance to management.

     Also at December 31, 1999, Golden Eagle's majority-owned subsidiary, GEBM, employed 20 personnel including its President, Victor Hugo Bretel; one purchasing agent; one secretary; one accountant; and one administrative assistant in the administrative offices in La Paz, Bolivia. The additional personnel were employed in the mine offices and shops in Cangalli, Bolivia.

Item 2.   Property
          --------

     Golden Eagle's executive office in the United States is located at 12403 South 450 East, Bldg. D2, Suite A, Salt Lake City, Utah 84020. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. The Company pays $1,000 per month on a one year, renewable lease which expires in 2002.

     In 1997, the Company entered into a five-year office lease at Av. 16 de Julio, No. 1525, Edif. Mutual La Paz Penthouse. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,666 per month, with no escalation during the term of the lease. (This office space is shared with a private mining company, Bolivian Copper Chemical Company, S.A., ["BCCC"], which contributes one-third of the office lease costs, phones, and utilities. The company's President, Terry C. Turner, is also the President of BCCC, and the Company's Vice President for Development, Ronald L Atwood, Ph.D. is the Vice President of BCCC. Golden Eagle's Board of Directors has received notice of, and approved of, Mr. Turner and Dr. Atwood's dual roles. Additionally, the Company's Board has received full disclosure as to any conflicts of interest which may develop from this relationship, and has instructed Mr. Turner and Dr. Atwood to disclose any conflicts which may arise in the future. At the time of this report, Mr. Turner and Dr. Atwood are the sole directors of Golden Eagle.)

     Golden Eagle's operating subsidiary, GEBM, owns the mining equipment which is located on the Cangalli properties under its control or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices. This equipment includes heavy earthmoving equipment and general support equipment for the mining industry. In addition, GEBM acquired during 1997 all of UCL's equipment which included one Caterpillar 933 front-end loader, real property in proximity to the

Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment. GEBM also owns one Toyota Land cruiser and one Toyota mine pickup truck.

     In November 1999, the Company acquired two substantial mining claims or concessions in the Tipuani River Valley by committing to pay the annual mining claims fees (patents) of $17,825 on the claims, resulting in a combined total of the two claims of 44,046 acres (referred to herein as "the Tipuani Valley properties"). The Tipuani Valley properties surround the Cangalli properties. The combined acreage of the Tipuani Valley and Cangalli properties totals 48,998 acres, which are under contractual control or owned outright by the Company in the historic Tipuani Gold Mining District. The Tipuani Valley properties have undergone general reconnaissance and prospecting by the Company's geologists and by independent geologists, geophysicists and mining engineers. In addition, a number of geological and production studies have been performed on various sites and mines within the Tipuani Valley properties over the course of the recorded 400-year history of the Tipuani Gold Mining District by national and international agencies and companies. The Company has assembled and reviewed those studies during the evaluation phase while considering whether to make the Tipuani Valley properties acquisition. The Tipuani Valley properties have no established reserves pursuant to Guide 7 of the SEC Regulations, but gold mineralization has been identified within those claims.

Item 3.   Legal Proceedings
          -----------------

     At year-end there were no actual or threatened legal proceedings against Golden Eagle, any Officer, Director or affiliate, except as follows:

     SEC Investigation and Enforcement Action
     -----------------------------------------

     On May 7, 1998, the SEC filed a civil action (SEC vs. Golden Eagle International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against the Company; the Company's former president (who resigned in May of 1996); the Company's former corporate secretary/treasurer (who resigned in October of 1999); the Company's former public relations firm (which had not performed work for the Company since before May 1996); and two individuals who were neither officers nor directors of the Company, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's Complaint were that the Company and the individuals involved had issued press releases that were false and misleading in an attempt to hype the value of Golden Eagle's stock.

      On May 22, 1998, the Company issued a press release that discussed a number of aspects, including the estimate of proven gold reserves, from a report on the Cangalli properties prepared by an independent consulting geophysicist and mining engineer, Mr. Guido Paravicini. The staff of the SEC raised concerns regarding the accuracy of that report and interviewed both Golden Eagle's President and Mr. Paravicini. As a result of subsequent internal review of the Paravicini report, the Company's management concluded that Mr. Paravicini's reserve estimate did not meet the definition of reserves of Guide 7 of SEC Regulations.

      On November 14, 1998, the SEC filed an Amended Complaint in the above-referenced action alleging that Golden Eagle and its President had an inadequate basis for making a May 22, 1998, press release regarding the Paravicini geological report regarding the Cangalli gold deposit.

      In February 1999, Golden Eagle settled the above civil action on its own behalf by entering into a consent agreement, neither admitting nor denying any of the allegations in the SEC's action, but consenting to the issuance of an injunction not to violate certain securities laws in the future. Pursuant to that consent agreement, on March 4, 1999, the Federal District Court for the District of Colorado entered an injunction ordering the company not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty.

     The Company was also advised that on June 30, 1999, its former president, Ronald A. Knittle, who resigned in May 1996, and its former corporate secretary, Mary A. Erickson, who resigned in October 1999, settled all allegations against them in the above action by entering into a consent agreement, neither admitting nor denying any of the allegations in the SEC's action, but consenting to the issuance of an injunction against future violations of certain securities laws and an order for disgorgement. Pursuant to that consent agreement, on September 21, 1999, the Federal District Court for the District of Colorado entered an injunction ordering the two former officers not to violate certain securities laws in the future and disgorgement was waived.

     The Company's former public relations firm was dismissed from the above action. The two additional individuals who had never been officers or directors of Golden Eagle also settled with the SEC, one in 1998 and the other in 1999, by similarly entering into consent agreements, without admitting or denying any of the allegations against them, for the issuance of injunctions against future violations of certain securities laws.

     The only defendant remaining in the SEC's civil action at year-end 1999, was Golden Eagle's President, with the only issue remaining bearing on the Company's May 22, 1998, press release regarding its receipt of a geological report on its Cangalli gold deposit. That matter came to trial in the Federal District Court of Denver, Colorado, on February 14, 2000. On February 18, 2000, after four days of testimony before the Court from both fact and expert witnesses, the Court ruled that the SEC had not proven that Golden Eagle's President had committed any of the alleged securities violations and entered judgment for the Company's President on all claims, dismissing the SEC's complaint. The Court further found that Golden Eagle's President acted reasonably in believing that the consulting firm's report about the Cangalli gold deposit was accurate based on the due diligence performed regarding the consultant, based on the highly reputed status of the consultant, and based on the technical advice from Ronald L Atwood, Ph.D., a member of the Company's Technical Advisory Board.

    Civil Action Related to Arizona Investment
    ------------------------------------------

    Golden Eagle is the plaintiff in Case No. 96-043428 in Superior Court, Pinal County, Arizona. The Company sued Mineral Mountain Mining Co. and James and Diane Brown alleging fraud and misrepresentations and for refund of monies paid and benefits received. This suit arose out of a letter of intent with Mineral Mountain Mining Co. ("MMMC") to acquire a 50% equity interest in MMMC, at the time the owner of the Silver Bar Mine, located near Apache Junction, Arizona. The Company had advanced substantial funds to MMMC in reliance upon representations made and in anticipation of the closing of a definitive agreement in the first quarter of 1995. When MMMC refused to enter into a definitive agreement, no acquisition of the property was made and the Company filed litigation to recover its damages. Based on the recommendations of counsel upon analysis of the ability of MMMC to pay any award of damages, this case was settled and defendants agreed to pay the Company $20,000. However, defendants have not observed the terms of the Settlement Agreement, and the Company has moved for the entry of a judgment against defendants on the terms and conditions of that Settlement Agreement.

    Potential Litigation With Consultant
    ------------------------------------

     During 1995, the Company engaged a person it believed was an independent mining engineer as a consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling $78,440. The Company believes that the consultant misrepresented his professional credentials, did not provide the services contracted, usurped business opportunities, and tortiously interfered with the Company.

     On November 25, 1998, this consultant filed a spurious criminal complaint for fraud against Golden Eagle's President and Vice President in La Paz, Bolivia for the collection of the consultant's claimed unpaid services and expenses. After a short investigation by the National Bolivian Police in La Paz, the consultant's criminal complaint was summarily dismissed. Golden Eagle's President and Vice President have been unfortunately compelled by the consultant's actions to begin a criminal proceeding against him in La Paz for malicious prosecution, fraudulent use of professional credentials, misrepresentation, and extortion. That criminal complaint has been investigated by the National Bolivian Police and the case is proceeding to trial against the consultant.

     This consultant has filed a spurious labor action against the Company with the Ministry of Labor in Bolivia, as well as an additional spurious civil action against GEBM. However, Golden Eagle and GEBM assert, and will continue to assert, that no jurisdiction could conceivably exist in Bolivia for an action by the consultant, and that his misrepresentation of professional credentials and attempted extortion of Golden Eagle's officers will, necessarily, be dealt with severely by Bolivian authorities.

     Litigation/Potential Litigation With Former Employees/Officers
     --------------------------------------------------------------

     On June 29, 1998, a former employee and officer of the Company filed suit for enforcement of the terms of an employment contract (Paul Enright vs. Golden Eagle International, Inc., 98-CV-5118, Div. 1, District Court, City and County of Denver, State of Colorado). The Company believes, and asserted in its Answer and Counterclaim, that the former employee/officer did not earn the compensation sought, breached his employment agreement with the Company, violated his fiduciary duty while acting as an officer for the Company, violated his duties of good faith and loyalty to the Company, breached his obligation to avoid self-dealing to the Company's detriment, disclosed confidential information, failed to return the Company's property including trade secrets, created a competing corporation contrary to the non-compete provision of his employment agreement, interfered with the Company's prospective business advantages, took actions to defame or disparage the Company's business, engaged in unfair competition with the Company, and tortiously interfered with the Company's business relations.

     In March 2000, Golden Eagle was informed by the District Court for the City and County of Denver that the above-referenced action had been dismissed by the Court due to the former employee's failure to prosecute the case diligently. However, at the date of the filing of this report, the former employee's new counsel has contacted the Company to indicate that the action may be refiled.

     Golden Eagle is committed to vigorously pursue its defense against this employee/officer, as well as prosecute its claims against him.

     In September 1999, Sonia Orihuela de Velasquez, the wife of GEBM's president, Rene Velasquez, filed an executive action in the District Court of La Paz against Rene Velasquez, naming as a corollary party GEBM, Golden Eagle's operating subsidiary, to recover principal and interest on operating advances that she had given GEBM during the her husband's tenure as GEBM's president. This action was the direct result of GEBM's Board of Directors' decision to open discussions with Mr. Velasquez regarding his resignation, and the Board's appointment of an interim representative to continue operations during the pendency of negotiations with Mr. Velasquez. GEBM is defending this on this action and believes that the matter will be resolved during 2000.

    In December 1999, Rene Velasquez was replaced as president of GEBM by Victor Hugo Bretel. Mr. Velasquez subsequently filed a labor action and a civil action against GEBM and the Company in December 1999, to recover principal and interest on operating advances that he had made to GEBM, fees for the rental of equipment to GEBM, and for some back wages and benefits. The Company itself is defending on the basis of never having had any labor or contract relationship with Mr. Velasquez. GEBM is defending on this action and believes that the matter will be resolved during 2000.

   Civil Action Against the Company
   --------------------------------

     Subsequent to year end, on February 3, 2000, two individuals filed a lawsuit in the District Court for Denver City and County, Colorado (Pappas v. Golden Eagle International,

Inc., et al., Civil No. 00CV0518) naming the Company as a party, and two individuals, alleging that plaintiffs had not received 80,000 shares of free-trading common stock of the Company sold to them by the two third party individuals. The plaintiffs further allege that the Company was responsible because the two third parties were its agents. Plaintiffs allege that they paid $8,000 in the purported transaction, but are seeking $190,000 in damages. The Company has denied in its Answer any involvement in the transaction, and has denied that the two third parties were its agents for any purpose. The Company will continue to vigorously defend itself in this litigation and expects to prevail. However, litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     None

                                   PART II

Item 5.   Market for Golden Eagle's Common Equity and
          Related Stockholder Matters
          ----------------------------

    (a)   Market Information

     Since late 1994 through the first quarter of 1999, Golden Eagle was publicly traded under the symbol "MINE" on the OTC Bulletin Board that is operated under the supervision of the National Association of Securities Dealers, Inc. ("NASD"). However, in February 1999, the NASD assigned the "MINE" symbol to a NASDAQ company, and has assigned to the Company the trading symbol "MYNG". The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule 15c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks.

      On June 22, 1998 the SEC issued a ten-day suspension of trading of Golden Eagle's securities, until July 6, 1998, on the OTC Bulletin Board. At the end of that ten-day suspension, Golden Eagle's securities again began trading on the "pink sheets," a less-sophisticated manual system for posting relevant market information, which recently has gone on-line with some of its quotation by accessing "Level II". The "pink sheet" status of Golden Eagle's securities has created a substantial problem with liquidity for shareholders and potential shareholders interested in trading the Company's securities. Once Golden Eagle became current on its filings of annual and quarterly reports, its securities were eligible to quoted on the OTC Bulletin Board upon the filing by a prospective market maker of a Form 211 pursuant to the Securities Exchange Act of 1934, and in accordance with SEC Rule 15c2-11. In February 1999, one of Golden Eagle's market makers filed the requisite Form 211 with the NASD requesting the quotation of the Company's securities to the OTC Bulletin Board. The Company's market maker, a registered broker-dealer, exchanged correspondence with the NASD and provided necessary documentation. However, the market maker withdrew its Form 211 application in mid-1999.

      In January 2000, another market maker in Golden Eagle's securities filed a Form 211 application with the NASD for the quotation of the Company's common stock on the OTC Bulletin Board. This market maker provided all of the necessary documentation and exchanged correspondence with the NASD. However, again, this market maker withdrew its Form 211 application during the first days of April 2000.

      Four other broker-dealers have requested due diligence packages from the Company, and have tentatively offered to file Form 211 applications with the NASD. However, there can be no assurance that the NASD will find the Form 211 applications, and accompanying documentation, adequate. Until Golden Eagle receives formal notice that one of its market maker's Form 211 applications has been approved, the market for the Company's common stock will be impaired.

      Golden Eagle's common stock has been the subject of significant rumor and innuendo published by unaffiliated parties on the Internet and in other media. These rumors have had significant impact on the market for the Company's common stock. Golden Eagle does not, and legally cannot, respond to each rumor, and must advise its shareholders, and potential shareholders, to investigate the source of any statement with respect to Golden Eagle before relying upon that statement.

       There is a significant amount of the Company's restricted stock overhanging the over-the-counter market, although no person may sell restricted stock into the over-the-counter market without first filing a Form 144 with the Securities and Exchange Commission announcing his or her intention to make such sales, or until after holding the shares for at least a two-year period.

       The public market for Golden Eagle's common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize.

       Golden Eagle is authorized to issue Eight Hundred Million (800,000,000) Common Shares, of which 128,053,812 shares are outstanding as of December 31, 1999. In addition, the Company is authorized to issue Ten Million (10,000,000) Preferred Shares. No shares of Preferred Stock have been issued. The following table shows the high and low bid of Golden Eagle's common stock during the last two years and the current fiscal year.

                     1998           Low Bid   High Bid
                     ------------   -------   --------
                     First Quarter   $.05      $ .19
                     Second Quarter  $.075     $ .55
                     Third Quarter   $.1875    $1.75
                     Fourth Quarter  $.062     $ .35

                     1999           Low Bid   High Bid
                     -------------- --------  ---------
                     First Quarter   $.125     $.450
                     Second Quarter  $.125     $.343
                     Third Quarter   $.03      $.26
                     Fourth Quarter  $.02      $.10

                     2000           Low Bid   High Bid
                     -------------- --------  --------
                     First Quarter   $.03      $.375

     It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may create a significant price fluctuation.

     Holders

     As of December 31, 1999, there were approximately 803 shareholders of record of Golden Eagle's common stock. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise.

     (c)   Dividends

     The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

        Liquidity and Capital Resources
        -------------------------------

     At December 31, 1999, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the present time, the Company's current liabilities have exceeded current assets. At times, this situation has created significant hardship for the Company in meeting its obligations to pay its bills currently, although at December 31, 1999, the Company was able to pay, or subsequently arrange for the payment of, a substantial portion of its subsidiary's salaries and Christmas bonuses to its Bolivian employees, as well as most of its suppliers' billings and other current expenses. As discussed below, the Company's working capital deficit is due to short-term loans made from affiliates and unrelated parties, bank debt, accrued compensation, and accounts payable. Golden Eagle has $4,664,376 in current liabilities, which come due at various times commencing in May 2000. The Company does not have, and will not have, sufficient funds to pay those liabilities unless it is able to raise sufficient capital or unless those creditors accept equity in satisfaction for, or to renew, the debt. There can be no assurance that the Company will be able to meet these financial obligations.

     To shed more light on the Company's financial position during 1999, it is important to understand Golden Eagle's recent financial history. During the first half of 1997, the Company obtained loans from an unaffiliated Texas bank that were guaranteed by an affiliate of the Company or unaffiliated family members of that affiliate. Golden Eagle acquired the first loan, a short-term bridge loan in the total amount of $240,000, in February 1997. The Company then acquired a second, term loan in the total amount of $1,000,000 in May 1997. The term loan repaid the bridge loan and is currently due and payable June 2000. The loan bears interest at 8.5% per annum and was collateralized by Mary Erickson, a former officer and director of the Company. Ms. Erickson personally guaranteed repayment of the amounts due and pledged 13,500,000 shares of the Company's restricted common stock owned by Golden Eagle Mineral Holdings, Inc. (a significant shareholder of the Company as described below in Item 11, "Security Ownership of Certain Beneficial Owners and Management"). These loans were further collateralized by assets owned and guarantees issued by Ms. Erickson's family members; these family members were not affiliates of the Company at the time of these transactions. As a fee for consideration of the family members' guarantees of the $1 million loan, the Company issued a total of 20,000,000 shares of restricted common stock that was valued at $.10 per share. The Company pays monthly interest on this loan, and owes the outstanding original principal.

      However, during 1998, the Company did not enjoy the benefits of the availability of this revolving line of credit on the magnitude of the Texas bank loan from 1997. Instead, an engineering firm in La Paz, Bolivia, provided working and operating capital loans on an "as needed" basis during the course of 1998. Small operating loans from this engineering firm totaled $424,884. These loans, advanced under a revolving line of credit, accumulated interest at 15% per annum from the date of each disbursement. Interest accumulated through December 31, 1999 was $55,626. This loan was due on December 31, 1998; however, it has been extended on two different occasions, and is now due June 1, 2000. During the fourth quarter of 1999, this engineering firm negotiated with the Company's management for the payment of some portion of its outstanding indebtedness using restricted shares of the Company's common stock. On January 6, 2000, Golden Eagle's Board of Directors approved the issuance of 13,000,000 restricted shares of common stock to this engineering firm in exchange for the reduction of the Company's debt in the amount of $390,000.00. As of the date of that conversion, the Company owed this engineering firm a balance of $93,510.23.

    The Company also has used its common stock directly to raise capital and to satisfy some of its obligations. During 1999, the Company issued a total of 14,070,000 shares of restricted common stock to accredited investors (non-affiliated) at a price of between $.10 to $.20 per share. These private placements were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy the Company's working capital obligations associated with its exploration, evaluation, rehabilitation and maintenance activities in Bolivia; to meet the Company s commitments under its agreement with UCL; and to pay its general and administrative expenses in the United States and Bolivia. Funds were also used for the purchase of individual shares in UCL, and for acquisition costs and claims fees (patents) for the Tipuani Valley properties.

     The Company's ability to use its capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although the Company has exerted its best efforts to comply with all applicable regulations, there can be no assurances that it has been able to do so. To the extent there may be any non-compliance, the Company may incur certain liabilities, although no such claims have, to the Company's knowledge, been asserted to date.

     This situation has continued during the first quarter of 2000. Golden Eagle entered into a Debenture Agreement with an accredited investor and current shareholder during the first quarter of 2000, for $300,000. The terms of the debenture are: a one year term at an interest rate of 10% per annum; and a right of conversion of principal and interest, or any part thereof, at the election of the note holder to restricted shares of common stock in the Company at the lesser of $.03 or one-half of the market for the three trading days prior to conversion.

     The Company has also continued to make private placements during the first quarter of 2000 with accredited investors who are current shareholders, to secure the necessary financing to allow it to continue its exploration, evaluation, rehabilitation and maintenance activities in Bolivia; to meet the Company's commitments under its agreement with UCL; and to pay its general and administrative expenses in the United States and Bolivia. Although the Company has been successful in obtaining funds to date, there can be no assurance that the Company will be able to continue to be successful in doing so. The Company's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

     The Company's subsidiary, GEBM, has achieved no significant operating revenues from the Cangalli properties, and has not reached its goal of commercial production, although to date it has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $163,000. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli and Tipuani Valley properties, there can be no assurance that any revenues received will exceed expenses incurred.

     The company has no significant capital commitments other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially.

     During the fourth quarter of 1999, the Company instituted a program of purchasing individual shares from shareholders in UCL at the price of $5,000 per share or Certificate of Interest. The Company had purchased three shares outright, and had made varying deposits on 42 other shares by the time of the filing of this report. Golden Eagle had previously disclosed its strategy in the fourth quarter of 1998, and the first quarter of 1999, of purchasing UCL's ownership interest in the Cangalli properties to decrease the "cooperative risk factor" and to eliminate UCL's royalty interest. However, a series of negotiations during 1999 with UCL's Board of Directors, and a special committee formed to analyze UCL's sale of the Cangalli properties, did not result in a satisfactory agreement for the sale/purchase. Thereafter, Golden Eagle began purchasing UCL shares individually. UCL's Board of Directors resisted the Company's efforts to have those acquired shareholdings transferred on UCL's roster of shareholders, and negotiations regarding the transfers with UCL's Board continued for several months, and finally into the first quarter of 2000. At the date of the filing of this report, the UCL Board of Directors has agreed to record the share transfers, and the process is underway. The Company has requested a Special General Assembly of UCL's membership to ratify its Board's decision to recognize the UCL shares purchased by the Company. After this approval of the general membership is received, Golden

Eagle will continue its acquisition efforts until its goals stated above are reached. The Company cannot assure that it will be successful in acquiring a majority interest (60 shares) in UCL, but management expects to be able to do so within the second quarter of 2000. Golden Eagle has received private placement funds that have been used in this acquisition process, but it may require more funding to carry out its ultimate goals with respect to controlling UCL, of which there can be no assurance. (Please see "The Company's Operations: Working Capital Shortages," Item 1(b).)

     Given the Company's working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (with the price of gold at approximately $280 per troy ounce), the Company's management has set the following priorities for the use of proceeds as they become available:

      * Maintenance of current operations, contractual payments, and land patent payments;

      * Consolidating the acquisition of the Tipuani Valley properties and any additional surrounding or adjacent landholdings within the Paleo-Tipuani Trend;

      * Acquisition of a majority of shares or ownership interests in UCL, and thereby a controlling interest in the Cangalli properties;

      * Implementation of recommendations from the geological and metallurgical reports, including, but not limited to:

                ** Constructing a metallurgical recovery plant at Chaco Playa, Chaco Mesa, and Chaco Face begin commercial production.

                ** Entering second-stage resource confirmation work with the Company's geological consulting firm.

                ** Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     As stated above, implementation of any or all of these planned strategies by the Company requires significant infusions of working and operating capital, and the Company cannot assure that it will be successful in raising that capital through a secondary offering, private placements or debt financing.

    In summary, therefore, the Company believes that it does not have sufficient liquidity or all of the necessary capital resources to complete the purchase of the shares of the majority of UCL's members or to accomplish its other operational objectives. However, the Company's management expects to accomplish those objectives as operational necessary and sufficient operating funds come available. Golden Eagle's current status, together with the risks associated with exploring for gold in Bolivia, and the currently low price of gold, all combine to make it more difficult for it to raise such funds on reasonable terms. Issues that should be of concern to prospective investors include (without limitation) the significant working capital shortage, the lack of proven mineral reserves, the difficulties associated with international operations, the concentration of the Company's assets in a single area in Bolivia, the significant dependence on management, and the "cooperative risk factor" discussed above in "The Company's Operations:
Business Atmosphere," Item 1.

     Results of Operations
     ---------------------

     The Company's operations have resulted in significant losses and negative cash flow from operations during the past several years. Notwithstanding the limited amount of revenues generated from mining operations ($163,000 in post-royalty revenues since entering into the contract on the Cangalli properties over a four year period of time while conducting rehabilitation, maintenance and exploration of the mine and properties), Golden Eagle's general, administrative and other costs have vastly outstripped the resources it has generated through operations. As described above in "Liquidity and Capital Resources," the Company has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), private placements and debt/equity financing, to meet its working capital obligations and to finance the Company's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding the Company's results of operations during 1999 compared with 1998.

Golden Eagle incurred operating expenses totaling $1,452,321 in 1999, as compared to $1,789,752 in 1998, a decrease of 19%. As a result of having limited revenues from operations, the Company incurred operating losses of ($1,446,050) in 1999 and ($1,737,281) in 1998, a decrease of 17%.

      The Company has accrued compensation and related payroll taxes of approximately $1,243,738 through December 31, 1999. (Neither the Company's President nor its Secretary/Treasurer were paid any compensation in 1998, 1999 or to date in 2000, although salaries are continuing to accrue at the rate of $200,000 per year for the President, and continued to accrue at the rate of $150,000 per year for the Corporate Secretary/Treasurer up to her resignation in October 1999.) In addition, during 1999 the Company paid consultants approximately $299,000 in stock. The combination of 1999 compensation and consulting fees totaled approximately $936,000 compared to $1,125,000 in 1998, a decrease of 17%. Compensation costs are expected to increase in 2000 and beyond if the Company is successful in expanding its operations.

      The Company's costs and operating expenses for 1999 actually decreased as to general and administrative expenses, totaling $1,195,645, compared to $1,512,347 in 1998, a 21% decrease. Exploration expenses in 1999 continued to decrease, totaling $174,608 compared to $195,348 in 1998 as a result of decreased exploration activities conducted on the properties during 1999. In addition, depreciation remained virtually the same in 1999, $82,068 compared to $82,057 in 1998.

     Legal expenses in 1999 decreased as a result of efforts to settle the SEC civil action against the Company, some previous officers and a current officer; litigation activity decreased with one of the Company's former officers regarding issues surrounding the employee's contract and his tortious activities; and efforts to update the corporate records and SEC filings. The expenses totaled approximately $85,000 in 1999, as compared to $110,000 in 1998. Accounting and other professional expenses in 1999 decreased from 1998, due to decreased exploration expenses and accounting fees: approximately $68,000, compared to $87,000 in 1998. The Company expects that future legal, accounting and other professional expenses will increase in 2000 due to increased administrative activity on the Company's part regarding production efforts, and litigation matters both in the U.S. (the trial in Denver between February 14-18, 2000) and in Bolivia.

     Capital expenditures for property and equipment increased slightly in 1999 to $8,084. By comparison, 1998 results show capital expenditures of $749. These small capital investments underscore the fact that the Company is not yet in commercial production and has made substantial capital investments over the past three years to carry out exploration, rehabilitation and maintenance activities.

     The Company incurred almost identical interest expenses in 1999 of $340,716, as compared to 1998 interest of $339,715. Loan interest costs will increase during 2000 because of increased borrowings through debenture agreements, or other loan arrangements, necessary to maintain liquidity for operating purposes. As of December 31, 1999, capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights and $800,029 for mining equipment.

The Company had a net loss for 1999 of ($1,774,827), compared to its net loss in 1998 of ($2,073,025), resulting in a per share loss in both 1998 and 1999 of ($.02). The Company anticipates that the trend of net losses will continue in 2000, as it invests further in exploration on its Cangalli and Tipuani Valley properties, and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     The company has not experienced any impact from the effects of inflation during the last three operating periods, 1997, 1998 or 1999. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

     Year 2000 Compliance
     --------------------

     The year 2000 ("Y2K"), in the estimation of Golden Eagle's management, did not present the anticipated problems for computer programs, as well as other embedded technologies which use date recognition methods or time-sensitive logic based upon two digits. However, the Company continues to be vigilant regarding unanticipated post-Y2K computer-related issues that may arise.

     To its knowledge, and its ability to verify, Golden Eagle concluded that all banks, airlines, vendors, utilities, and other third parties with which the Company had dealings, were Y2K compliant in all material respects. The Company itself further made an effort to ensure that its internal computing systems were compliant and experienced no Y2K-related problems, and to the date of the filing of this report is unable to determine any material effect on the Company's financial condition, results of operations or cash flow.

Item 7.   Financial Statements
          -------------------

Please refer to pages F-1 through F-18.

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
          -----------------------------------------

     There were no disagreements with the Company's accountants on any matters of accounting principles, practices or financial statement disclosures during 1999 through the present.

                                   PART III


Item 9.   Directors and Executive Officers of the Company and
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

     The following table sets forth certain information concerning the directors and executive officers of the Company (including its subsidiaries) as of December 31, 1999. These people continue to hold the stated positions as of April 12, 2000:

Name                    Age   Position                         Term of Office
-------------------     ----  ------------------------------   --------------

Terry C. Turner (1)      47   President, Chairman &
                              CEO                              2/14/97-present

Ronald L. Atwood, Ph.D.  58   Vice President for
                              Development & Director           2/21/99-present

Harlan M.
(Mac)Delozier III        56   Administrative Vice
                              President                        3/1/97- present

Jennifer T. Evans        21   Secretary/Treasurer             11/12/99-present

Victor Hugo Bretel       54   President, GEBM                 12/14/99-present
___________

    (1) Director, Eagle Mining of Bolivia, Ltd. and Golden Eagle Bolivia Mining, S.A.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. Jennifer T. Evans is Mr. Turner's daughter. No other family relationships exist among the officers and directors.

     Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal. No director of the Company is a director of another company having securities registered under
Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

       Biographical Information
       ------------------------

       A brief summary of the business experience of each person who is currently an officer or director of the Company, and such person's service with the Company, is as follows:

      Terry C. Turner is President, CEO and a Chairman of the Board of the Company, appointed to such positions on February 14, 1997. Mr. Turner received a Bachelor of Arts in Political Science (1977) and a Bachelor of Arts in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. He is also a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia and is the first American attorney admitted to practice law in Bolivia.

      From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia.
From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to date, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. (The Company's Board of Directors has received notice of, and approved of, Mr. Turner's dual role. Additionally, the Company's Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Mr. Turner to disclose any conflicts which may arise in the future.) During the entire period of 1983 through 1997, Mr. Turner was affiliated with and "of counsel" to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with Golden Eagle in February 1997, Mr. Turner was corporate counsel in Bolivia for the Company and its subsidiaries, Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Ronald L Atwood, Ph.D. was appointed to the position of Vice President
for Development and a director for the Company on December 21, 1999.   Dr.
Atwood received a B.S. in Metallurgical Engineering, and a Ph.D. in Metallurgy from the University of Utah. He has published nine papers on various aspects of metallurgy. He holds numerous patents in the field of extractive metallurgy. Dr. Atwood was a professor of metallurgy at Michigan Tech (1972-74) and the University of Idaho (1974-75). Dr. Atwood has served on the board of Newmont Exploration, as well as Chief Metallurgist for Foote Mineral (1975-82), Director of Research for Newmont Gold (1986-87) and Newmont Metallurgical Services (1987-89), all divisions of Newmont Mining. Dr. Atwood also currently serves as Vice President and a director of Bolivian Copper Chemical Company, S.A., in La Paz, Bolivia, a private copper mining company. (The Company's Board of Directors has received notice of, and approved of, Dr. Atwood's dual role. Additionally, the Company's Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Dr. Atwood to disclose any conflicts which may arise in the future.) Dr. Atwood was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Harlan M. (Mac) Delozier III was appointed to the position of Administrative Vice President for Bolivian Operations for Golden Eagle International, Inc. on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received Bachelor of Arts degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until his appointment with Golden Eagle in 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to date, Mr. Delozier has also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia. (The company's Board of Directors has received notice of, and approved of, Mr. Delozier's dual role. Additionally, the Company's Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Mr. Delozier to disclose any conflicts which may arise in the future.)

     Jennifer T. Evans was appointed as the Company's Corporate Secretary/Treasurer by the Board of Directors on November 12, 1999. Ms. Evans resided in La Paz, Bolivia from 1983 to 1986, and again from 1994 through 1997. She is fluent in Spanish and associated with the Company's La Paz office personnel while residing there. Ms. Evans has studied at the University of Utah and the Salt Lake Community College, and is currently finishing her B.A. degree in Spanish. Ms. Evans is the daughter of Golden Eagle's President, Terry C. Turner.

     Victor Hugo Bretel was appointed as President of Golden Eagle Bolivia Mining, S.A. ("GEBM"), on December 14, 1999. Prior to that time, Mr. Bretel had served for three months as the interim representative for the GEBM Board of Directors during the transition from Mr. Velasquez' presidency to that of Mr. Bretel. Mr. Bretel is an architect and engineer who graduated from the National University of Engineering in Lima, Peru, in 1969. From 1966 through 1979, Mr. Bretel supervised construction and civil works projects in Lima, Peru. From 1980 to the date of his appointment as President of GEBM, Mr. Bretel supervised construction and civil works projects in La Paz, Bolivia.
As general manager of COPROFI, Ltd., an engineering consulting firm in La Paz, Bolivia, Mr. Bretel has worked with Golden Eagle for two years on projects on the Company's properties within the Tipuani Gold Mining District involving topography; civil works and earthmoving; environmental impacts and governmental relations. Mr. Bretel resigned his position with COPROFI to serve as GEBM's President.

    Technical Advisory Board
    -------------------------

     In addition to relying on its management, in May 1997, the Company's Board of Directors formed a Technical Advisory Board to assist with the evaluation, exploration and operation of its current Bolivian gold prospect, and any future acquisitions. This Advisory Board initially consisted of three members with broad backgrounds and extensive experience with major mining companies. One of the Advisory Board's members has joined the Company as Vice President for Development and on its Board of Directors. The remaining two members are the following:

     Max S. Staheli. Mr. Staheli received a B.A. in Finance and an MBA from the University of Utah. He has worked for KPMG Peat, Marwick & Co. in Honolulu, Hawaii in the late 60's, and nine years as a manager with Atlantic Richfield Co. (1973-82). Mr. Staheli spent the last 14 years with Barrick Gold Corporation, most recently as their Controller of South American Operations headquartered in Lima, Peru. Mr. Staheli developed and implemented administrative policies and procedures for Barrick's launch into South America. He also successfully built the corporate structure for Barrick's extensive exploration and development program, which included Bolivia. Mr. Staheli was instrumental in the rapid growth of Barrick Gold Corporation in the South American market between 1994-96. Mr. Staheli was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Donald M. Hausen, Ph.D. Dr. Hausen received a B.S. in Geology from Idaho State College, an M.S. in Geology from the University of Oregon, and a Ph.D. in Geology from Columbia University in New York. He has served as the Chairman of the Process Mineralogy Committee of the SME-AIME on several occasions. Dr. Hausen is a member of the Mineralogical Society of America; Society of Economic Geologists; CIM; Ore. Geol. Reviews (Editorial Advisory Board) and the International Congress of Applied Mineralogy. Dr. Hausen has worked for the U.S. Army Corps of Engineers, U.S. Bureau of Mines, Atomic Energy Commission, Union Carbide Nuclear Company, Newmont Exploration Limited (Chief Mineralogist, 1964-87), and Newmont Metallurgical Services (Chief Mineralogist, 1987-90). Dr. Hausen was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) filings.

      Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from January 1, 1997 through 1999, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with, except as follows:

       Terry C. Turner became a director and executive officer of the Company and (therefore) subject to the Section 16(a) filing requirements in February 1997. Mr. Turner filed his Form 3 in October 1998.

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

       Rene Velasquez became a Section 16(a) reporting person in June 1996 when his position with the Company's subsidiaries became equivalent to an executive officer of the Company. He filed his Form 3 in March 1999.

       Mac Delozier became an executive officer of the Company and, therefore, a Section 16(a) reporting person in March 1997. He filed his Form 3 in October 1998.

       The Herbert M. Seydler, Jr. Trust became subject to the reporting requirements of Section 16(a) in June 1997 when it acquired, directly and indirectly, 12,500,000 shares of the Company's common stock, constituting more than 10% of the outstanding stock at the time. He filed his Form 3 in October 1998.

       The Betty Jane Seydler Trust became subject to the reporting requirements of Section 16(a) in June 1997 when it acquired, directly and indirectly, 12,500,000 shares of the Company's common stock, constituting more than 10% of the outstanding stock at the time. She filed her Form 3 in November 1998.

       Ronald L Atwood, Ph.D., became a director and an executive officer, and therefore, a Section 16(a) reporting person in December 1999. He filed his Form 3 in April 2000.

       Jennifer T. Evans became an executive officer, and therefore, a Section 16(a) reporting person in November 1999. She filed her Form 3 in April 2000.

       Victor Hugo Bretel became a Section 16(a) reporting person in December 1999 when his position with the Company's subsidiary, GEBM, became equivalent to an executive officer of the Company. He filed his Form 3 in April 2000.

Item 10.  Executive Compensation
          -----------------------

      Summary Compensation Table
      -------------------------

      The following table sets forth information regarding compensation paid to the chief executive officers of Golden Eagle International, Inc. for the year ended December 31, 1999. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them by the Company and any subsidiary.



                           Annual Compensation                 Long Term Compensation
                          -----------------------------    -------------------------------
                                                                  Awards          Payouts
                                                           -------------------   ---------
                                                                    Securities            All
                                                          Re-       Underlying            Other
Name and                                                  stricted  Options &     LTIP    Compensa-
Position            Year  Salary     Bonus   Other        Awards    SAR's         Payouts tion
-----------------------------------------------------------------------------------------------------
Terry C. Turner     1997  $48,592(A) $0       $2,250      0         0             $0       $0
  Chairman,
  President &       1998  $0         $0       $0          0         10,000,000(B) $0       $0
  Chief Executive
  Officer           1999  $0         $0       $0          0         5,000,000(B)  $0       $0

Rene Velasquez      1997  $0(C)      $0      2,000,000(D) (D)       0             $0       $0
  President
  of GEBM           1998  $0         $0       $0          0         0             $0       $0
  and
  EMB               1999  $0         $0       $0          0         0             $0       $0

Victor Hugo Bretel  1999  $1,000(E)  $0       $0          0         0             $0       $0
  President
  of GEBM
___________


(A) Mr. Turner has accrued salary at the rate of $200,000 per year since February 17, 1997, although only $48,592 was paid in 1997 and no salary was paid in 1998 or 1999. This accrued but unpaid salary is a liability of the Company but bears no interest.

(B) Includes 10,000,000 options that vested in November 1998, and 5,000,000 options that vested in November 1999.

(C) Mr. Velasquez has accrued salary at the rate of $60,000 per year since March 15, 1996. No salary has been paid to Mr. Velasquez since that time. This accrued but unpaid salary is a liability of the Company but bears no interest.

(D) The Company granted Mr. Velasquez 2,000,000 shares of restricted stock in May 1997 valued at $.10 per share.

(D) Mr. Bretel was appointed December 14, 1999, and was paid a one-half month's salary. Mr. Bretel is compensated at the monthly rate of $2,000.

     There are no plans to pay bonuses or deferred compensation to employees of the Company. However, its President and its former Secretary/Treasurer have accrued salary during 1999 at the rate of $350,000 per annum, which sum will be paid to these individuals as the Company is able; $982,126 has been accrued through December 31, 1999.

     The Company has no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     Although the Company had employment agreements with Ms. Erickson in the past, the Company did not consider those agreements to be material. In any event, those agreements have been terminated by mutual consent. There are no employment agreements with the Company's other employees.

    Options/SAR Granted During Years Ended December 31, 1999 and 1998
    -----------------------------------------------------------------

     No stock appreciation rights were granted to any person in 1999.
However, in October 1998, the Company granted Mr. Turner and its former Director, Secretary/Treasurer and President, Ms. Erickson, options to acquire shares of the Company's common stock in consideration of their continued efforts on behalf of the Company, their willingness to defer their salary, and their financial assistance to the Company, including loans they and their family members made to the Company or guaranteed for the benefit of the Company. These options are exercisable at $.16 per share, 100% of the closing price on October 20, 1998, the date the options were granted. Each of the options expires on November 1, 2001. The number of restricted shares subject to the options is as follows:

Terry C. Turner:    15,000,000 restricted shares currently vested.

Mary A. Erickson:   10,000,000 restricted shares currently vested. (The Board
                    of Directors approved Ms. Erickson's resignation on October 1, 1999, as sufficient to satisfy the vesting requirement of the 5,000,000 options that were to vest on November 1, 1999.)

    Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
    -------------------------------------------------------------------------

     No executive officer exercised any options or stock appreciation rights during the 1999 fiscal year.

    Long Term Incentive Plan - Awards in Last Fiscal Year
    ----------------------------------------------------

     The Company has no long-term incentive plans, and consequently made no such awards in fiscal year 1999.

     Defined Benefit or Actuarial Plan Disclosure
     ---------------------------------------------

     In October 1998, the Company adopted a medical insurance plan for its employees, which plan became effective on November 1, 1998. The Company currently has no stock ownership or other profit sharing or pension plans, nor life insurance or any other benefit plan for its employees, but may adopt such plans in the future. The Company has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers.

      Compensation of Directors
      --------------------------

     There was no Director Compensation for the fiscal year 1999, except for compensation of Officers who are also Directors, which are described in the Summary Compensation Table above. The Company's Technical Advisory Board members accrued compensation for a total of approximately $12,000 in 1997 and 1998, in connection with certain consulting services rendered by them, which was paid in full in the fourth quarter of 1999 or the first quarter of 2000.

     Except as described herein, no officer or director of the Company has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on behalf of the Company.

     Employment Contracts and Termination of Employment and
     Change-in-Control Arrangements.
     ----------------------------------

     The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons that will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

     Report on Repricing of Options/SARs
     ------------------------------------

     Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     At December 31, 1999, the Company had only one class of outstanding voting securities, its common stock (referred to herein as the "Common Stock"). The following table sets forth information as of December 31, 1999 with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

Name of                                       Shares owned      Percent
beneficial owner                              beneficially (1)  of class
--------------------------------------------  ----------------  ------------

Mary A. Erickson                                24,441,467 (2)    19.0%
12403 So. 450 East, Bldg. D2, Suite A
Salt Lake City, Utah 84020

Terry C. Turner                                 15,000,000 (3)    11.7%
12403 So. 450 East, Bldg. D2, Suite A
Salt Lake City, Utah 84020

Herbert M. Seydler, Jr. and Ravia Seydler       12,861,600 (4)    10.0%
c/o Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston, TX  77002

Betty Jane Seydler                              12,510,000 (5)     9.8%
c/o Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston  TX  77002

Ronald L Atwood, Ph.D.                                   0           0

All officers and directors
as a group (5 persons)                          15,000,000        11.7%

_________________

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

(2) Includes 14,441,467 shares owned indirectly and beneficially by Ms. Erickson as sole shareholder of Golden Eagle Mineral Holdings, Inc., the record holder of the shares, of which 13,500,000 shares have been pledged to Frost National Bank as collateral on a revolving line of credit issued to The company, and 800,000 shares have been pledged as collateral to certain family members for amounts owed to those family members. Also includes 10,000,000 shares underlying stock options issued to Ms. Erickson, of which all are presently exercisable.

(3) Comprises 15,000,000 shares underlying stock options issued to Mr. Turner, of which all are presently exercisable.

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

     The Company knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Company, except the pledge by Golden Eagle Mineral Holdings, Inc. of 13,500,000 restricted shares to Frost Bank described above in Note (2). This loan is not in default.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Stock Issuances
     ----------------

     Golden Eagle Mineral Holdings, Inc. ("GEMH"), became a controlling shareholder of the Company in November 1994, when it acquired 20,000,000
shares of the Company's restricted common stock.   GEMH paid the Company a
secured promissory note payable to the Company in the amount of $25,000 at ten percent interest, due on demand. GEMH paid this note in full with all accrued interest in 1995. Since then, GEMH has transferred certain of these shares to repay certain of GEMH's financial obligations incurred as a result of GEMH's investment in the Company.

     Herbert M. and Ravia Seydler (the "H. Seydlers") are Mary Erickson's parents (Ms. Erickson is Golden Eagle's former Corporate Secretary/Treasurer who resigned October 1, 1999);

Betty Jane Seydler ("B. Seydler") is Ms. Erickson's aunt. Neither the H. Seydlers nor B. Seydler control, are controlled by, or are under common control with Ms. Erickson. They each maintain separate households from Ms. Erickson and her family. Until the H. Seydlers and B. Seydler became significant shareholders of the Company as a result of the April 1997 transaction described hereafter, neither was an affiliate of the Company.

     During 1996, B. Seydler had advanced $450,000 to the Company on an unsecured basis. As of January 1, 1997 Golden Eagle also owed approximately $314,000 to the H. Seydlers. In April 1997, the Company agreed to issue 5,000,000 shares of its restricted common stock to H. Seydler, B. Seydler, and
H. Seydler's trust in payment of accrued interest of $25,000 and for their renewal and extension of these loans for three years.

     Also in April 1997, Mr. Seydler's trust and a related trust established for the benefit of B. Seydler guaranteed the repayment of a $1,000,000 loan from Frost Bank of Houston, Texas, made to the Company. The Company issued 10,000,000 shares of its restricted common stock to each of the H. Seydler Trust and the B. Seydler Trust for their guarantee of the obligation to Frost Bank. In the opinion of management, Frost Bank would not have made the loan to the Company without the guarantees from the two trusts. Furthermore, the Company was unable to repay the loans due to H. Seydler or his trust, or B. Seydler, at the time they agreed to extend the obligations. Consequently, the Board of Directors believed that its agreements with H. Seydler, B. Seydler, and their trusts, were in the best interests of the Company and its shareholders, and were more favorable than the terms that could have been obtained from unrelated parties, if any terms for similar transactions could have been obtained. Based on its discussion with Frost Bank, among others, the Board of Directors doubts that any other party would have assisted the Company, as did H. Seydler, B. Seydler, and their trusts. As a result of these transactions, however, H. Seydler, B. Seydler, and their trusts have become affiliates of the Company because of their stock ownership.

     Loans to the Company from Affiliates
     ------------------------------------

    As described elsewhere in this Annual Report, the Company has suffered chronic working capital shortages. To provide short-term relief to the Company, Ms. Erickson (the Company's former Secretary/Treasurer who resigned on October 1, 1999) and certain of her family members have advanced funds to the Company. In addition, Ms. Erickson and certain of her family members have guaranteed certain of the Company's obligations, as outlined below. In each case, loans from Ms. Erickson accrued interest at 8% per annum, while loans from her family members accrued interest at 10.5% and 12%. All of the loans are unsecured loans and are due January 1, 2001; however, due to the related party nature of these transactions, the Company has classified them as current liabilities. In the Company's opinion, the loans are significantly more favorable to the Company than could have been obtained from any other source; in fact, given the Company's financial condition and lack of profitable operations or assets within the United States, it is unlikely that any unaffiliated person would have advanced funds to the Company on any terms or conditions.

      In addition, as described elsewhere in this Annual Report, Mr. Velasquez (former President of the Company's subsidiaries in Bolivia) and Mr. Turner (the Company's President) have advanced funds to the Company for operations in Bolivia.

                                              Loan             Balance
                                              Amount           Outstanding
Date   Affiliated Lender                      (Repayment)(1)   at Year End
----   ----------------------------          ---------------   ------------
1994   Mary A. Erickson                      $     44,107      $     44,107

1995   Mary A. Erickson                      $    265,163
                                                 (185,719)(2)  $    123,551

       Family members (3)                    $     32,683
                                                  ($8,092)     $     24,591

1996   Mary A. Erickson                      $    84,500
                                             $   169,417(4)
                                             $  (116,500)      $  268,975 (5)

       Family members(3)                     $   645,658       $  724,068 (5)

       Rene Velasquez                        $    41,900       $   41,900

1997   Mary A. Erickson                      $        75       $   55,250
                                             $   (48,800)
                                             $  (165,000)(7)

       Family members(3)                     $   239,687
                                             $  (165,000)(6)   $  832,509 (5)

       Rene Velasquez                        $    48,431       $   90,331

       Terry Turner                          $    35,850       $   35,850

1998   Family members(3)                     $   326,662
                                             $   (47,000)      $1,112,171 (5)

       Mary Erickson                         $         0       $   55,250


       Rene Velasquez                        $    78,885(5)    $  169,216

       Terry Turner                          $    33,425
                                             $   (37,075)      $   32,200

1999   Family Members (3)                    $    96,919       $1,079,062

       Mary Erickson                         $    (5,000)
                                             $     6,500
                                             $    16,784)      $   44,966

       Rene Velasquez                        $   (10,639)      $  158,577

       Terry Turner                          $    39,286
                                             $  (100,333)      $  (28,847)

       Ronald Atwood                         $      (500)      $    4,931


(1) The company made all the described repayments in cash except as follows:
(2) Including $25,000 canceled in repayment of a promissory note payable to The company in connection with the issuance of shares to Golden Eagle Mineral Holdings, discussed above.
(3) It should be noted that, although these persons are related to Ms. Erickson, these persons are not affiliated with Ms. Erickson or The company inasmuch as they are adults, not living with Ms. Erickson, and not controlling, controlled by, or under common control with, Ms. Erickson.
(4) Unreimbursed expenses incurred for the benefit of the Company and unpaid salary.
(5) Including accrued interest.
(6) Excluding $25,000 in abated interest.
(7) Cancellation of loan assumption.

     On February 11, 1997, Frost National Bank loaned the Company $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. In April 1997, the same bank loaned the Company $1 million pursuant to a revolving line of credit agreement (which has now been extended to June 1, 2000). The loan bears interest at the prime rate (8.25% as of September 30, 1999). In addition, the loan is personally guaranteed by Ms. Erickson and GEMH, including a pledge of 13,500,000 shares of the Company's restricted common stock owned by GEMH, as described above. The loan is further secured by certain assets of Ms. Erickson's unaffiliated family members and all of the Company's assets. As a fee for consideration of the family members' guarantees of the $1 million loan, the Company issued a total of 20,000,000 shares of restricted common stock that was valued at $.10 per share. The proceeds from the $1 million loan were used to retire the earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with the Company's 1997 operations on the Cangalli properties. As of December 31, 1999, there were no funds available under the line of credit.

     Four notes payable totaling $450,000 at 10.5% interest were issued from January through July 1996 to a relative of Mary Erickson, a former officer. Said notes have been extended to January 1, 2001, are unsecured and personally guaranteed by the officer and her husband.

     Formation of Bolivian Subsidiaries
     ----------------------------------

     The Company formed Golden Eagle Bolivia Mining, S.A., ("GEBM") in January 1996 to conduct its operations in Bolivia. Golden Eagle initially owned 74% of GEBM and later acquired an additional 19% from its Bolivian partners, for a total of 93%. The Company formed a second subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to own the contract for the mining rights. The Company owns 84% of EMB; an affiliate of the Company, Mary A. Erickson, owns 3%; and Rene Velasquez (a Bolivian national who is the former President of the Company's subsidiaries) owns 13%. Mr. Velasquez' 13% ownership in EMB resulted from the initial agreement between the Company and Mr. Velasquez, which resulted in the Company's introduction to the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") and the original business opportunity. Ms. Erickson's 3% ownership was taken in partial consideration for the loans and advances made to the Company by Ms. Erickson and her family. EMB's initial constitution, the equivalent of its Articles of Incorporation, provided that Golden Eagle will act as the funding shareholder, providing any necessary operating or development capital to EMB as a "capital contribution" and not as a loan. The other EMB shareholders are not liable for their share of any capital contributions; all EMB shareholders share profits in accordance with their interests. Neither Mr. Velasquez nor Ms. Erickson, or any other officer of the Company, own any interest in the Company's other subsidiary, GEBM.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ----------------------------------------------------------------

      (a)   Financial Statements

      The following documents are filed as part of this report:
                                                                      Page
                                                                      ----

Reports of Independent Public Accountants                        F-2 & F-3

Consolidated Balance Sheet as of December 31, 1999                     F-4

Consolidated Statement of Operations for the years ended
   December 31, 1999 and 1998 and from
   July 21, 1988 (inception) through
   December 31, 1999                                                   F-5

Consolidated Statement of Cash Flows for the years ended
   December 31, 1999 and 1998 and from
   July 21, 1988 (inception) through
   December 31, 1999                                                   F-6

Consolidated Statement of Stockholders' Equity (Deficit)
   for the years ended December 31, 1999 and
   1998 and from July 21, 1988 (inception)
   through December 31, 1999                                           F-7

Notes to Consolidated Financial Statements                   F-8 through F-18

     (b)     Exhibits

     The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

      3.1   Articles of Incorporation, as amended *
      3.2   Bylaws *
     10.1 Mineral Concession with the United Cangalli Gold Mining Cooperative, Ltd. **
     22.1   Subsidiaries

                 Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia
                 Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia


* Incorporated by reference from the Company's registration statement on Form 10-SB that became effective June 17, 1994.

** Incorporated by reference from the Company's Form 8-K reporting an event of December 19, 1996.

     (c)   Reports on Form 8-K:

     The following reports on Form 8-K were filed during the year ended December 31, 1999, and subsequently:

       February 4, 1999, reporting an event under Item 5 of Form 8-K March 17, 1999, reporting an event under Item 5 of Form 8-K March 24, 1999, reporting an event under Item 5 of Form 8-K June 30, 1999, reporting an event under Item 5 of Form 8-K August 3, 1999, reporting an event under Item 5 of Form 8-K October 11, 1999, reporting an event under Item 5 of Form 8-K January 3, 2000, reporting an event under Item 5 of Form 8-K March 20, 2000, reporting an event under Item 5 of form 8-K


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   GOLDEN EAGLE INTERNATIONAL, INC.



                   /s/ Terry C. Turner
April 12, 2000     ---------------------
                   President

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                   GOLDEN EAGLE INTERNATIONAL, INC.


                   /s/ Terry C. Turner
April 12, 2000     ---------------------------------------------------------
                   Terry C. Turner, Director and Principal Executive Officer


                   /s/ Ronald L. Atwood
April 12, 2000     ----------------------------------------------------------
                   Ronald L Atwood, Ph.D., Director


                    /s/ Jennifer T. Evans
April 12, 2000     ---------------------------------------------------------
                    Jennifer T. Evans, Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Financial  Statements
Table of Contents
______________________________________________________________________________


                                                                  PAGE
                                                                ------
Reports of Independent Public Accountants                  F-2 and F-3

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

March 24, 2000

To the Board of Directors
Golden Eagle International, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (a development stage company) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 1999 and 1998, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., a 93% owned subsidiary, which statements reflect 99% of total consolidated assets as of December 31, 1999 and all of its revenues. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A. as of December 31, 1999 and for the years ended December 31, 1999 and 1998, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1999 is based solely on the report of the other auditors.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 1999 and has incurred substantial losses since its inception.
The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Oatley Bystrom & Hansen
Greenwood Village, Colorado

                     INDEPENDENT AUDITOR'S REPORT

March 24, 2000

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
(a development stage enterprise)
La Paz, Bolivia

We have audited the balance sheet of Golden Eagle Bolivia Mining S.A. (a development stage enterprise) as of December 31, 1999, and the related statements of operations and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements referred to above assume the Company will continue as a "going concern" which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At present the Company's operations have not achieved significant levels of production and substantial additional financing is required in order to attain commercial levels. Unless the Company obtains significant additional financing there is substantial doubt about whether the Company can continue as a "going concern." The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Pozo and Associates
La Paz, Bolivia
                                 F-3

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
______________________________________________________________________________

                                                            December 31,
                                                               1999
                                                            ------------
ASSETS

CURRENT ASSETS
  Cash                                                      $     1,490
  Prepaid expense other costs                                    64,171
                                                            ------------
    Total current assets                                         65,661
                                                            ------------
PROPERTY AND EQUIPMENT
  Mining equipment                                              800,029
  Acquisition cost of mining prospect                           100,000
  Office equipment                                               61,123
  Vehicles                                                       59,796
                                                            ------------
                                                              1,020,948
   Less accumulated depreciation                               (222,706)
                                                            ------------
                                                                798,242
                                                           ------------
OTHER ASSETS
  Advance royalties                                              90,568
  Deposits                                                        5,868
                                                            ------------
                                                                 96,436
                                                            ------------
                                                            $   960,339
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                                $ 1,258,688
  Bank loan payable                                           1,000,000
  Other note payable                                            462,250
  Accounts payable                                              384,751
  Accrued compensation and taxes                              1,243,738
  Accrued interest payable                                      314,949
                                                            ------------
    Total current liabilities                                 4,664,376
                                                            ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                          -
  Common stock, par value $.0001 per share; authorized
   800,000,000 shares; issued and outstanding
   128,053,812 shares                                            12,803
  Additional paid-in capital                                  9,244,577
  Deficit accumulated during the development stage          (12,961,417)
                                                            ------------
    Total stockholders' (deficit)                            (3,704,037)
                                                            ------------
                                                            $   960,339
                                                            ============

See accompanying notes.

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
______________________________________________________________________________

                                                                 July 21, 1988
                                                                 (Inception)
                                           Year Ended            Through
                                           December 31,          December
                                        1999           1998      31, 1999
                                     ------------- ------------- -------------
REVENUES                             $      6,271  $     52,471  $    160,201

COSTS AND OPERATING EXPENSES
  General and administrative            1,195,645     1,512,347     7,572,779
  Exploration                             174,608       195,348     1,046,403
  Depreciation                             82,068        82,057       223,251
                                     ------------- ------------- -------------
   Total costs and operating expenses   1,452,321     1,789,752     8,842,433
                                     ------------- ------------- -------------
OPERATING (LOSS)                       (1,446,050)   (1,737,281)   (8,682,232)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense                       (340,716)     (339,715)     (971,560)
  Interest income                             934           903        15,483
  Loan financing costs, net                     -             -    (2,475,000)
  Write-down of mining prospect                 -             -      (873,462)
  Gain on marketable securities                 -             -       124,336
  Commissions                                   -             -         6,708
  Write off advances to Mineral
     Mountain Mining Co.                        -             -       (78,000)
  Write off loan to investment
     advisor                                    -             -       (15,000)
  Loss on sale of equipment                     -             -       (17,314)
  Other income                             11,167         5,826        33,134
  Other expenses                             (162)       (2,758)      (23,210)
                                     ------------- ------------- -------------
   Total other income (loss)             (328,777)     (335,744)   (4,273,885)
                                     ------------- ------------- -------------
NET INCOME (LOSS)                    $ (1,774,827) $ (2,073,025) $(12,956,117)
                                     ============= ============= =============

EARNINGS (LOSS) PER SHARE            $      (0.02) $      (0.02) $      (0.38)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING   116,423,811   103,856,108    34,117,226
                                     ============= ============= =============


See accompanying notes.

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
______________________________________________________________________________

                                                                                   July 21, 1988
                                                                                   (Inception)
                                                             Year Ended            Through
                                                             December 31,          December
                                                           1999           1998     31, 1999
                                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $ (1,774,827) $ (2,073,025) $(12,956,117)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Stock issued for services                                299,000       463,000     2,983,919
   Stock issued for accrued interest                         23,650       113,963       164,884
   Depreciation expense                                      82,068        82,057       223,251
   Loss on retirement of vehicle, equipment and other             -         2,758         8,235
   Stock issued for loan pledges and renewals                     -             -     2,500,000
   Write-down of mining prospect                                  -             -       873,462
   Loss (gain) from investments                                   -             -      (114,670)
   Write off advances to Mineral Mountain Mining Co.              -             -        78,000
   Write off loan to investment advisor                           -             -        15,000
   Fair value of officer salary expensed                          -             -        20,000
  Changes in operating assets and liabilities:
   Prepaid expense and other costs                           (8,084)      (50,429)      (64,171)
   Income tax refund receivable                                   -         8,946             -
   Payables and accrued liabilities                         634,106       312,311     1,943,438
                                                       ------------- ------------- -------------
 Net cash flows (used for) operating activities            (744,087)   (1,140,419)   (4,324,769)
                                                       ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                        (8,083)         (749)   (1,611,264)
 Advances royalties                                         (45,934)       27,280       (90,568)
 Deposits                                                     6,407        26,500        (7,368)
 Proceeds from investment sales                                   -             -       184,380
 Advances to Mineral Mountain Mining Co.                          -             -       (78,000)
 Loan to investment advisor                                       -             -       (15,000)
 Purchase of investment securities                                -             -       (59,478)
 Purchase of subsidiary (net of cash acquired)                    -             -        (2,700)
                                                       ------------- ------------- -------------
 Net cash flows (used for) investing activities             (47,610)       53,031    (1,679,998)
                                                       ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from related parties                                 142,704       333,996     1,907,909
 Repayment on loans from related parties                   (133,256)       (4,000)     (568,632)
 Proceeds from other notes payable                           53,200       441,540       634,298
 Repayments of other notes payable                          (39,766)            -      (108,912)
 Proceeds from convertible debentures                             -       125,000       413,500
 Proceeds from bank loan                                          -             -     1,000,000
 Common stock issued                                        769,000       120,000     2,791,158
 Stock issuance costs                                             -             -       (63,064)
                                                       ------------- ------------- -------------
 Net cash flows from financing activities                   791,882     1,016,536     6,006,257
                                                       ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                                 185       (70,852)        1,490

CASH - BEGINNING OF PERIOD                                    1,305        72,157             -
                                                       ------------- ------------- -------------
CASH - END OF PERIOD                                   $      1,490  $      1,305  $      1,490
                                                       ============= ============= =============

See accompanying notes.



____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
_____________________________________________________________________________

                                                                     Additional
                                                   Common Stock      Paid-in      Accumulated
                                                 Shares     Amount   Capital      Deficit     Total
                                             ------------- --------- ------------ ----------- ------------
Inception July 21, 1988                                 -  $      -  $         -  $        -  $         -
 Issued June 1, 1989 for cash
   ($.00006 per share)                          1,666,665       167          (67)          -          100
 Issued in 1990 for cash ($.003 to $.03
   per share)                                     666,665        67       10,033           -       10,100
 50,000 to 1 stock split                                -         -        4,900           -        4,900
 Issued in 1991 for cash ($.30074 per share
   from stock offering)                           268,335        27       59,253           -       59,280
 November 1, 1993, acquisition of subsidiary            -         -        2,600      (5,300)      (2,700)
 Fair value of officer salary                           -         -       20,000           -       20,000
 November 7, 1994, convert debt to equity
   ($.003 per share)                            2,640,830       264        7,659           -        7,923
 Issued in 1994 for note receivable
   from affiliate ($.00125 per share)          20,000,000     2,000       23,000           -       25,000
 Issued in 1994 for legal services
   ($.00125 per share)                            375,000        37          432           -          469
 Issued for cash in 1995 ($.01 to to $.282)
    less $41,644 issuance costs                10,469,750     1,047      244,002           -      245,049
 Issued for services in 1995 ($.07 per share)   2,337,333       234      171,749           -      171,983
 Convert notes payable in 1995 ($.15625
    per share)                                    800,000        80      124,920           -      125,000
 Issued or cash in 1996 ($.05 to $.25
    per share)                                  2,250,650       222      401,808           -      402,030
 Issued for services in 1996 ($.07 to
    $.30 per share)                             5,448,985       545    1,230,297           -    1,230,842
 Issued for cash in 1997 ($.10 per share)      10,126,350     1,013    1,011,622           -    1,012,635
 Issued in 1997 to related parties for loan
    guarantees and renewals ($.10 per share)   25,000,000     2,500    2,497,500           -    2,500,000
 Issued in 1997 for services ($.03 to
    $.17 per share)                             9,276,398       928      815,072           -      816,000
 Issued in 1997 for equipment ($.10 per share)  2,993,161       299      299,017           -      299,316
 Issued in 1997 for conversion of debenture
    and note payable ($.09 and $.26 per share)    689,060        69      104,347           -      104,416
 Issued in 1997 for vehicle ($.10 per share)      350,000        35       34,965           -       35,000
 Other                                                (70)        -        2,625           -        2,625
 Net loss for the periods                               -         -            -  (9,108,265)  (9,108,265)
                                             ------------- --------- ------------ ----------- ------------
Balance at December 31, 1997                   95,359,112     9,534    7,065,734  (9,113,565)  (2,038,297)

 Issued for cash ($.10 per share)               1,200,000       120      119,880           -      120,000
 Issued for services ($.10 to $.16 per share)   3,704,172       370      462,630           -      463,000
 Issued for conversion of debentures and
   accrued interest ($.03 to $.07 per share)    8,396,268       840      434,122           -      434,962
 Issued for interest ($.13 per share)             558,333        56       72,444           -       72,500
 Net loss for the year                                  -         -            -  (2,073,025)  (2,073,025)
                                             ------------- --------- ------------ ----------- ------------
Balance at December 31, 1998                  109,217,885    10,920    8,154,810 (11,186,590)  (3,020,860)

 Issued for cash ($.02 to $.10 per share)      14,070,000     1,407      767,593           -      769,000
 Issued for services ($.04 to $.10 per share)   4,385,927       438      298,562           -      299,000
 Issued for interest ($.03 to $.10 per share)     380,000        38       23,612           -       23,650
 Net loss for the year                                  -         -            -  (1,774,827)  (1,774,827)
                                             ------------- --------- ------------ ----------- ------------
Balance at December 31, 1999                  128,053,812  $ 12,803  $ 9,244,577 (12,961,417) $(3,704,037)
                                             ============= ========= ============ =========== ============

See accompanying notes.

                                       F-7

_______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________

Note A - Organization and Business

Organization and Nature of Business
----------------------------------

Golden Eagle International, Inc. (a development stage company, the "Company,") was incorporated in Colorado July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition. Presently, substantially all of the Company's operations and business interests are focused on a prospect under contract (the "Cangalli properties"), and a prospect which is owned outright by the Company (the "Tipuani Valley properties"), in the Tipuani Gold Mining District of the Republic of Bolivia.

Organization of Subsidiaries and Bolivian Mining Activities
----------------------------------------------------------

In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM; two Bolivian citizens own the remaining seven percent. In October 1996, a sister subsidiary was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; a Bolivian citizen owns 13%, and a former officer (and former president) owns the remaining three percent. As a shareholder in GEBM, the Company's intent is to eventually dissolve GEBM and cease all operations in its name. All continuing operations by the Company in Bolivia will be carried out by EMB.

January 25, 1996, GEBM entered into an agreement with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions, the Cangalli properties, consisting of 4,952 acres owned by UCL. That agreement, while binding according to GEBM's Bolivian counsel, was never "protocolized" (recorded by the Bolivian Notary of Mines). A new agreement was completed between EMB and UCL and was protocolized November 11, 1996.

The mining agreement with UCL provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. In addition, the Company is obligated to pay UCL $200,000: $100,000 as prospect acquisition rights and $100,000 for advance royalties. As of December 31, 1999, these obligations had been met and $91,789 is reflected as advance royalties in the accompanying balance sheet.

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________

The Company owns all right, title and interest in two mining claims or concessions, the Tipuani Valley properties, acquired in November 1999 totaling 44,046 acres, which surround the Cangalli properties. The Company is not required to pay any royalty on the Tipuani Valley properties as long as it pays annual claim fees of $17,825. The combined total of the Cangalli properties and the Tipuani Valley properties is 48,998 acres, all of which is prospectively valuable for gold.

Going Concern Considerations
----------------------------

The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits as of December 31, 1999 and has incurred substantial losses since its inception. The Company presently has no substantial product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management in open-pit and high-volume mining, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing arrangements there is substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters include private placements of stock, obtaining short-term loans, seeking suitable joint venture relationships, and putting the prospect being developed into production.

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

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________


mineral reserves, useful lives for depreciation, depletion and amortization, and valuation of deferred taxes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency
----------------

The Company's functional currency and its foreign activities are conducted primarily in U.S. dollars. Foreign currency transaction gains recorded in 1999 and 1998 were $1,344 and $5,904, respectively.

Revenue Recognition
-------------------

Mineral sales, to date related to limited amounts of gold produced through exploratory and development work, are recognized when produced, net of related production royalties.

Property, Equipment and Mineral Development
------------------------------------------

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

_______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________

Stock Based Compensation
------------------------

The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option.

Long-Lived Assets
-----------------

The Company reviews for the impairment of long-lived assets, certain intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset.

Statement of Cash Flows Information and Supplemental
Non-Cash Financing Activities
-----------------------------

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 1999 and 1998, the Company paid interest of $192,293 and $161,170, respectively. Non-cash investing and financing transactions during the periods consists of the following:


1999                                                  Shares         Amount
-------                                             ----------    -----------
Common stock issued to advisors and
  consultants for services.                         4,385,927     $  299,000
Common stock issued in lieu of interest.              380,000         23,650
                                                    -----------   -----------
                                                    4,765,927     $  322,650
                                                    ===========   ===========
1998
-----
Common stock issued to advisors and
   consultants for services.                        3,704,172     $  463,000
Common stock issued upon conversion of
   convertible debentures, and accrued interest.    8,396,268        434,962
Common stock issued in lieu of interest.              558,333         72,500
                                                    ----------    -----------
                                                   12,658,773     $  970,462
                                                   ===========    ===========
Vehicle sold to president for reduction of loans.         N/A     $   27,576
                                                                  ===========

Earnings (Loss) Per Share
--------------------------

Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss for 1999 and 1998 and the inclusion of stock options would be antidilutive.

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________

Concentrations
--------------

Concentrations include: reliance on a single area containing two mining prospects in an isolated region of a foreign country; limited financial capacity of related parties and/or others to continue funding operations;
and, reliance on the future stability, capacity and cooperation of UCL.   UCL
controls locally available prospect site labor, services, supplies and infrastructure support. If the Company is successful in commencing sustained commercial levels of production in Bolivia, it will need significant quantities of mining equipment and supplies that are presently in short supply or unavailable. Also, high import tariffs may make equipment either very expensive or of restricted availability; and transportation of heavy equipment in the region poses practical difficulties and is weather dependent. As of December 31, 1999, the carrying amount of net of assets (assets less liabilities) located in Bolivia was approximately $98,000, a decrease of $33,000 during the year.

Fair Value of Financial Instruments
-----------------------------------

Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Note C - Loans and Notes Payable

Bank note payable at its prime interest rate
(8 1/2% at December 31, 1999).  Interest due monthly
until June 1, 2000 when principal and unpaid
interest are due.  Secured by substantially all
assets of the Company, pledge of certain assets of
relatives of a former officer, and 13.5 million
shares of Company stock of the former officer.              $  1,000,000

Note payable to a Bolivian consulting engineering
firm at 15% per annum; dated January 7, 1998: unsecured;
principal and accrued interest due December 30, 1998,
subsequently extended to June 1, 2000.  On January 7,
2000, $390,000 converted to common stock (see Note H).           428,084

Other, unsecured.                                                 34,166

Borrowings from Related Parties:
-------------------------------

10.5% notes payable issued in 1996 to a relative of an
officer, unsecured, due January 1, 2000, personally
guaranteed by the officer and her husband.                       450,000

12% notes payable issued from November 1996 through
December 1998 to relatives of an officer, unsecured,
due January 1, 2001.                                             629,062

24% advances from a former officer of a subsidiary,
unsecured, due on demand.                                        158,577

8% to 24% loans from officers, unsecured, due on demand.          21,049
                                                             -------------

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________

                                                           $   2,720,938
                                                           =============
Note D  - Income Taxes

The Company has not recorded an income tax provision for 1999 or 1998 due to the Company's inability to carryback losses.

Deferred tax liabilities and deferred tax assets reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss
(NOL) carryforwards of approximately $8.3 million at December 31, 1999, which begin to expire in 2005. These NOL's are subject to annual utilization limitations due to prior ownership charges.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $1.2 million of the loss carryforward has been offset by a valuation allowance of the same amount, an increase of $210,000 in 1999.

Note E -  Stockholders' Equity

Common Stock Issued
-------------------

From October to December 1998, the Company issued 1,200,000 shares of common stock for $120,000 ($.10 per share).

During 1998, 3,704,172 shares of common stock were issued to financial advisors and public relations consultants for services with an estimated value of $463,000.

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

______________________________________________________________________________
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________


In 1999, the Company issued 14,070,000 shares of common stock for $769,000 ($.20 to $.10 per share).

During 1999, 4,385,927 shares of common stock were issued to financial advisors and public relations consultants for services with an estimated value of $299,000. Also during 1999, 380,000 shares were issued to creditors in lieu of interest at an estimated value of $23,650 ($.03 to $.10 per share).

Convertible Debt
----------------

During 1996, the Company issued $188,500 of 6% convertible debentures to a foreign corporation. On December 15, 1997, the holder converted $20,000 of the debentures and accrued interest of $17,757 into 429,060 shares of common stock ($.088 per share). During 1998, the remaining $168,500 of debentures and $3,092 of related accrued interest were converted into 2,773,447 shares of common stock at approximately $.062 per share.

On October 23, 1997, the Company issued a $100,000 debenture, which was converted on February 19, 1998, along with accrued interest of $3,370, to 3,062,821 shares co common stock at $.03375 per share. On April 24, 1998, the Company issued a $125,000 debenture, which was converted on October 15, 1998 along with $35,000 of accrued interest, to 2,560,000 shares of common stock at $.0625 per share.

Employee Stock Options and Pro Forma Stock Based Compensation
-------------------------------------------------------------

On October 20, 1998, the Company granted options, covering 25 million shares of common stock, to two officers at an exercise price of $.16 per share until November 1, 2001; 15 million of the options vest immediately and 10 million vested November 1, 1999. As of December 31, 1999, none of the options had been exercised.

Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998: risk free interest rates of 5%; no dividend yield, volatility factor of the expected market price of the Company's common stock of 197%; and a weighted-average expected life of the options of 36 months. As there were no option grants in 1999 no assumptions have been provided for 1999.

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

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss) and earnings (loss) per common share were as follows for the year ended December 31, 1999:

         Net Income (Loss) - as reported                 $(2,073,025)
         Net Income (Loss) - pro forma                   $(4,567,998)

         Earnings (Loss) Per Common Share - as reported  $      (.02)
         Earnings (Loss) Per Common Share - pro forma    $      (.04)

         Weighted average fair value of options
            granted during the year                      $.15 per share

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For the year ended December 31, 1999 there was no significant effect of applying the fair value method on net loss or loss per share as no options were granted.

Note F - Related Party Transactions

From 1994 through 1999, a former officer and current major stockholder advanced funds to the Company on an unsecured basis at 8%. During 1999, $6,500 was loaned the Company and $16,784 repaid. As of December 31, 1999, $44,966 loan principal plus accrued interest of $1,238 was outstanding. Due its related party nature, the loan is included in current liabilities. In addition, as of December 31, 1999, $463,677 was owed the former officer for salary in arrearage.

During 1996, notes payable totaling $450,000 at an interest rate of 10 1/2%, were issued to a relative of the former officer discussed above. The notes are unsecured but personally guaranteed by the former officer and her husband. As of December 31, 1999 the $450,000 loan principal and accrued interest of $188,399 was outstanding (an increase of $63,371). Due to their related party nature, the loan is included in current liabilities.

From 1995 through 1999, relatives of the former officer advanced funds to the Company on an unsecured basis at 12%. During 1999, $96,919 was loaned the Company and $5,000 repaid; in 1998, the relatives loaned the Company $170,790. As of December 31, 1999, $629,062 of loan principal plus accrued interest of $54,186 was outstanding. Due to its related party nature the notes are included in current liabilities.

From 1997 through 1999, the Company's president advanced funds on an unsecured basis. In 1998, a vehicle acquired in 1997 for stock valued at $35,000 was sold to the president at its estimated fair value, $27,575. Payment was accomplished by reducing outstanding loans owed to the president. In addition, in 1998 the president was repaid $9,500 cash and advanced the Company $33,425. In 1999, the president was paid $100,333 and loaned the Company $39,286, resulting in net cumulative advances of $28,847 due the Company as of December 31, However, as of December 31, 1999, $520,012 was also owed the president for salary in arrearage.

Through December 31, 1999, officers of GEBM have loaned it a total of $163,508 (in equipment rentals and cash). These loans bear interest at 24% per annum, are unsecured, and due on demand.

Note G - Commitments and Contingencies

Former Officer and Other Employees
----------------------------------

In June 1998, a former officer filed a lawsuit against the Company seeking 540,659 shares of common stock for compensation in 1995 and 1996 pursuant to an employment agreement. The Company vigorously denies the allegations and claims the employee breached the employment agreement, including its fiduciary and confidentiality provisions. As a result, the Company filed a counter-claim. In March 2000, the action was dismissed by the court, however, the Company has been contacted indicating that the action may be refiled. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Disagreement with Consultant
----------------------------

During 1995, the Company engaged a person it believed was an independent mining consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling approximately $78,440. The Company believes the consultant did not provide the services contracted, usurped business opportunities, and tortiously interfered with the Company. The consultant has filed an administrative labor action with the Bolivian Ministry of Labor, and a civil action in the District of La Paz. In addition, the Company has been compelled by the consultant's actions to bring a criminal complaint against the consultant for fraudulent use of professional credentials and misrepresentation. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Obligations to Bolivian Mining Cooperative
------------------------------------------

The November 11, 1996 mining agreement with the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to invest a minimum of $3 million in the Cangalli prospect.

Office Leases
-------------

October 7, 1999, the Company entered into a one-year lease of an office in Draper, Utah for $1,000 per month. Rent paid for the office during 1999 was $4,000. The Company has an option to renew the lease for an additional

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________


two-year period and is responsible for the cost of utilities, insurance, taxes, and common area expenses. The Company's president has personally guaranteed payment of the lease.

July 1, 1997, the Company entered into a five-year office lease in La Paz, Bolivia at $1,666 per month. Rental expense paid for the office was $20,000 and $18,000 in 1999 and 1998, respectively.

Future minimum lease payments for both office leases are as follows:

      Year ended December 31,
          2000                 $ 28,988
          2001                   19,992
          2002                    9,996
                               --------
                               $ 58,976
                               ========

Note H - Events Subsequent to December 31, 1999 (Unaudited)

Conversion of Notes Payable
---------------------------

On January 6, 2000, $390,000 of a note payable to a Bolivian consulting engineering firm (see note C) was converted to 13 million shares of common stock ($.03 per share). On March 4, 2000, a $25,000 note payable to an individual on December 31, 1999 was converted to 933,333 shares of common stock ($.0268 per share).

Issuance of Convertible Debenture
---------------------------------

On February 10, 2000, the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in the amount of $300,000. The terms of the Convertible Debenture are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

Short-term Loan
---------------

On January 14, 2000, the Company borrowed $25,000 from an individual pursuant to a three-percent, 90-day promissory note that is secured by 500,000 shares of unissued common stock. As additional compensation, the lender also received 100,000 shares of common stock. At the Company's option, it extended the due date of the loan from April 14, 2000 to April 28, 2000 for 100,000 additional shares of common stock. The Company's president also personally guaranteed the obligation.

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
_____________________________________________________________________________


Sale of Common Stock to Investors
----------------------------------

From January through March 24, 2000, the Company issued 6,063,335 shares of common stock to investors (non-affiliates) for cash totaling $182,350 ($.03 per share).

Issuances of Common Stock to Advisors
--------------------------------------

Through March 24, 2000, the Company agreed to issue a total of 168,674 shares of common stock to a financial advisor as compensation for identification of prospective investors and financial public relations..

During 1999, the Company had contracted the services of a consulting metallurgical firm, an employee of which is also an officer and director of the Company, to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on its Cangalli prospect. As of March 2000, the Company owed this consulting firm $63,173.99 for services and expenses. On March 16, 2000, the Company satisfied this indebtedness in its entirety by issuing 2,005,800 restricted shares of common stock ($.03) to the consulting firm.

Contingencies Resulting from Litigation
---------------------------------------

On February 3, 2000, two individuals filed a lawsuit in the District Court for Denver City and County naming the Company as a party, alleging that they had not received 80,000 shares of free-trading common stock of the Company sold to them by two third parties. The plaintiffs further allege that the Company was responsible because the two third parties were its agents. Plaintiffs allege that they paid $8,000 in the purported transaction, but are seeking $190,000 in damages. The Company has denied in its Answer any involvement in the transaction, and has denied that the two third parties were its agents for any purpose. The Company will continue to vigorously defend itself in this litigation and expects to prevail. However, litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.