Form 10QSB
period 2000-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2000-05-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[ X ]     Quarterly report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for quarter period ended

                                March 31, 2000

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ____ to______.


                        Commission file number 0-23726

                      GOLDEN EAGLE INTERNATIONAL, INC.
            _____________________________________________________
           (Exact name of Golden Eagle as specified in its charter)


               Colorado                            84-1116515
         _______________________         ______________________________
        (State of incorporation)        (IRS Employer Identification No.)


    12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
  _________________________________________________________________________
             (Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320
                                                       ______________


Securities registered pursuant to Section 12(b) of the Act:         None
Name of each exchange on which registered:                          None

Securities registered pursuant to Section 12(g) of the Act:

                        $.0001 par value Common Stock
                       ________________________________
                               (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                       [ X ]  Yes        [   ]  No

At March 31, 2000, there were 150,181,280 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    [   ]  Yes        [  X ]  No

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

The unaudited Financial Statements for the Quarter Year ended March 31, 2000, are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At March 31, 2000, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the first quarter of 2000. Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at March 31, 2000, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of March 31, 2000 ($3,484,209) was primarily due to short-term loans made from affiliates and unrelated parties, and unpaid compensation to Golden Eagle's president and former corporate secretary, and certain other payables primarily to vendors in Bolivia.

Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout the first quarter of 2000, and will result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities").

Golden Eagle has also been required to seek financing from other sources, including affiliates and their family members, to allow it to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

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

To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the first quarter of 2000, Golden Eagle's operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft is being rehabilitated from the impacts of the flooding. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred.

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

Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia. Golden Eagle's stated objective is achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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

Results of Operations
---------------------

Golden Eagle's operations in the first quarter of 2000 resulted in significant
continuing losses and negative cash flow.   During the first quarter of 2000,
Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft is being rehabilitated from the impacts of the flooding. All revenues generated to date were used in Bolivian operations. Golden Eagle's general, administrative and other costs have vastly outstripped the resources generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the first quarter of 2000 compared with the same period in 1999.

Golden Eagle incurred operating expenses totaling $365,280 in the first quarter of 2000, as compared to $352,811 in the same period in 1999, an increase of 3%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($365,280) in the first quarter of 2000 and ($347,734) during the same period in 1999, an increase of 5%.

As of March 31, 2000, Golden Eagle had accrued cumulative compensation and related payroll taxes of approximately $1,210,963. (Golden Eagle's president, as well as Golden Eagle's former secretary/treasurer, were not paid any salary during the first quarter of 2000. In addition, neither Golden Eagle's president nor the its former secretary/treasurer have been paid any compensation subsequently during 2000, although salary will continue to accrue in the second quarter of 2000, and throughout the balance of the year, at the rate of $200,000 per year for the president.)

Golden Eagle's costs and operating expenses for first quarter of 2000 increased slightly as to general and administrative expenses, totaling $311,200 to $301,959 during the same period in 1999, a 3% increase. First quarter 2000 exploration expenses also increased slightly from $29,751 in 1999 to $35,323 in 2000 (see following paragraph).

As of March 31, 2000, property and equipment as assets included: capitalized costs related to the Bolivian prospect are principally $100,000 paid for prospect acquisition rights, $797,529 for mining equipment, $69,446 for office equipment and $59,796 for vehicles, for a total of property and equipment of $1,029,271, less accumulated depreciation of (241,462), resulting in a net figure of $787,809. Total assets, then, would include this property and equipment figure, plus advanced royalties and deposits of $98,388, for a total of assets on the balance sheet of $1,045,085.

Golden Eagle incurred an equal interest expense in the first quarter of 2000 of $78,948, as compared to first quarter 1999 interest of $76,934. Interest costs will continue, and probably rise significantly, during the balance of 2000 and through the forseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

Golden Eagle had a net loss for the first quarter of 2000 of ($444,446), or $(.003) per share, compared to its net loss during the same period in 1999 of ($426,268), or $(.004) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2000. Those losses will continue as it invests further in exploration on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

Impact of Inflation and Changing Prices
--------------------------------------

Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1997, 1998, or 1999, and was not impacted during the first quarter of 2000. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

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

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 1999. However, of those disclosed legal proceedings, the following had activity during the first quarter of 2000:

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

On May 22, 1998, the Company issued a press release that discussed a number of aspects, including the estimate of proven gold reserves, from a report on the Cangalli properties prepared by an independent consulting geophysicist and mining engineer, Mr. Guido Paravicini. The staff of the SEC raised concerns regarding the accuracy of that report and interviewed both Golden Eagle's President and Mr. Paravicini. As a result of subsequent internal review of the Paravicini report, the Company's management concluded that Mr. Paravicini's reserve estimate did not meet the definition of reserves pursuant to Guide 7 of the SEC Regulations.

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

Litigation/Potential Litigation With Former Employee/Officer
------------------------------------------------------------

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

Civil Action Against the Company
--------------------------------

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

Item 2.   Changes in Securities

During the quarter ending March 31, 2000, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. The Company issued a total of 6,063,335 restricted common shares for cash to eight unaffiliated, accredited investors at $.03 per share. The Company also reduced its current liabilities by issuing a total of 14,000,000 restricted common shares to one unaffiliated, accredited investor company ($390,000) as partial payment of a note, and partial accumulated interest, at $.03 per share. In addition, the Company paid for metallurgical services that had been provided to it during 1999 ($60,174) by issuing 2,005,800 shares of restricted common stock at $0.03 per share. An additional 58,333 shares of restricted common stock were used to pay accumulated interest at $0.03. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

On February 10, 2000, the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in the amount of $300,000. The terms of the Convertible Debenture are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less.

Item 3.   Defaults upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K:

The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

a.   27.1 Financial Data Schedules

b.   Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2000, and subsequently, and are incorporated by reference herein:

        January 3, 2000 reporting an event under Item 5 of Form 8-K. March 20, 2000 reporting an event under Item 5 of Form 8-K.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLDEN EAGLE INTERNATIONAL, INC.
                                      (Golden Eagle)

                                            /s/ Terry Turner
May 12, 2000                           by:________________________________
                                           Terry C. Turner, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                      GOLDEN EAGLE INTERNATIONAL, INC.
                                       (Golden Eagle)


                                           /s/ Terry Turner
May 12, 2000                           by:________________________________
                                           Terry C. Turner,
                                            Director and Principal Executive
                                             Officer


                                             /s/ Jennifer Evans
May 12, 2000                           by:_________________________________
                                            Jennifer T. Evans
                                             Corporate Secretary/Treasurer and
                                             Principal Financial Officer

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial  Statements
Table of Contents
____________________________________________________________________________

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

Consolidated Statement of Operations                         F-2

Consolidated Statement of Cash Flows                         F-3

Consolidated Statement of Changes in
   Stockholders' Equity (Deficit)                            F-4

Notes to Consolidated Financial Statements                   F-5

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
____________________________________________________________________________

                                                     March 31,  December 31,
                                                       2000       1999
                                                  ------------- -------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                            $     65,179  $      1,490
  Prepaid expense and other costs                       93,709        64,171
                                                  ------------- -------------
    Total current assets                               158,888        65,661
                                                  ------------- -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                     800,029       800,029
  Acquisition cost of mining prospect                  100,000       100,000
  Office equipment                                      69,446        61,123
  Vehicles                                              59,796        59,796
                                                  ------------- -------------
                                                     1,029,271     1,020,948
  Less accumulated depreciation                       (241,462)     (222,706)
                                                  ------------- -------------
                                                       787,809       798,242
                                                  ------------- -------------
OTHER ASSETS
  Advance royalties                                     90,568        90,568
  Deposits                                               7,820         5,868
                                                  ------------- -------------
                                                        98,388        96,436
                                                  ------------- -------------
                                                  $  1,045,085  $    960,339
                                                  ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                      $  1,289,774  $  1,258,688
  Bank loan payable                                  1,000,000     1,000,000
  Other notes payable                                  387,037       462,250
  Accounts payable                                     320,378       384,751
  Accrued compensation and taxes                     1,210,963     1,243,738
  Accrued interest payable                             321,142       314,949
                                                  ------------- -------------
     Total current liabilities                       4,529,294     4,664,376
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                 -             -
  Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 150,181,280 and 128,053,812 shares       15,018        12,803
  Additional paid-in capital                         9,906,636     9,244,577
  Deficit accumulated during the development stage (13,405,863)  (12,961,417)
                                                  ------------- -------------
    Total stockholders' (deficit)                   (3,484,209)   (3,704,037)
                                                  ------------- -------------
                                                  $  1,045,085  $    960,339
                                                  ============= =============
See accompanying notes
F-1

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
____________________________________________________________________________

                                                                July 21, 1988
                                          Three Months Ended    (Inception)
                                               March 31,        To March 31,
                                            2000       1999     2000
                                     ------------- ------------ -------------
REVENUES                             $          -  $     5,077  $    160,201

COSTS AND OPERATING EXPENSES
 General and administration               311,200      301,959     7,883,979
 Exploration                               35,323       29,751     1,081,726
 Depreciation                              18,757       21,101       242,008
                                     ------------- ------------ -------------

  Total costs and operating expenses      365,280      352,811     9,207,713
                                     ------------- ------------ -------------

OPERATING (LOSS)                         (365,280)    (347,734)   (9,047,512)
                                     ------------- ------------ -------------
OTHER INCOME (EXPENSE)
 Interest expense                         (78,948)     (76,934)   (1,050,508)
 Interest income                                -        2,932        15,483
 Loan financing costs, net                      -            -    (2,475,000)
 Write-down of mining prospect                  -            -      (873,462)
 Gain on marketable securities                  -            -       124,336
 Commissions                                    -            -         6,708
 Write off advances to Mineral
    Mountain Mining Co.                         -            -       (78,000)
 Write off loan to investment advisor           -            -       (15,000)
 Loss on sale of equipment                      -            -       (17,314)
 Other income                               2,835          484        35,969
 Other expenses                            (3,053)      (5,016)      (26,263)
                                     ------------- ------------ -------------

  Total other income (expense)            (79,166)     (78,534)   (4,353,051)
                                     ------------- ------------ -------------

NET INCOME (LOSS)                    $   (444,446) $  (426,268) $(13,400,563)
                                     ============= ============ =============

BASIC EARNINGS (LOSS) PER SHARE      $      (0.00) $     (0.00) $      (0.37)
                                     ============= ============ =============

WEIGHTED AVERAGE SHARES OUTSTANDING   143,031,508  109,682,385    36,446,650
                                     ============= ============ =============

See accompanying notes.
F-2

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
____________________________________________________________________________

                                                                          July 21, 1988
                                                    Three Months Ended    (Inception)
                                                         March 31,        To March 31,
                                                      2000       1999     2000
                                               ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                             $   (444,446) $  (426,268)$ (13,400,563)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Stock issued for services                         60,174       37,500     3,044,093
   Depreciation expense                              18,757       21,101       242,008
   Stock issued for accrued interest                  6,750        7,500       171,634
   Stock issued for loan pledges and renewals             -            -     2,500,000
   Write-down of mining prospect                          -            -       873,462
   Write off advances to Mineral
     Mountain Mining Co.                                  -            -        78,000
   Fair value of officer salary expensed                  -            -        20,000
   Write off loan to investment advisor                   -            -        15,000
   Loss on retirement of vehicle, equipment
     and other                                            -            -         8,235
   Loss (gain) from investments                           -            -      (114,670)
  Changes in operating assets and liabilities:
   Prepaid expense and other costs                  (29,538)      (1,943)      (93,709)
   Payables and accrued liabilities                 (90,955)     171,134     1,852,483
                                               ------------- ------------ -------------

 Net cash flows (used for) operating activities    (479,258)    (190,976)   (4,804,027)
                                               ------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                (8,323)      (7,377)   (1,619,587)
 Deposits                                            (1,952)       3,000        (9,320)
 Advance royalties                                        -      (38,489)      (90,568)
 Proceeds from investments sales                          -            -       184,380
 Advances to Mineral Mountain Mining Co.                  -            -       (78,000)
 Loan to investment advisor                               -            -       (15,000)
 Purchase of investment securities                        -            -       (59,478)
 Purchase of subsidiary (net of cash acquired)            -            -        (2,700)
                                               ------------- ------------ -------------
 Net cash flows from (used for)
   investing activities                             (10,275)     (42,866)   (1,690,273)
                                               ------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from related parties                          36,085       98,862     1,943,994
 Repayments of loans from related parties            (5,000)     (12,580)     (573,632)
 Proceeds from other notes payable                   39,787       25,000       674,085
 Repayments of other notes payable                        -       (1,637)     (108,912)
 Proceeds from bank loan                                  -            -     1,000,000
 Proceeds from convertible debentures               300,000            -       713,500
 Common stock issued                                182,350      128,500     2,973,508
 Stock issuance costs                                     -            -       (63,064)
                                               ------------- ------------ -------------
 Net cash flows from financing activities           553,222      238,145     6,559,479
                                               ------------- ------------ -------------
NET INCREASE (DECREASE) IN CASH                      63,689        4,303        65,179
CASH - BEGINNING OF PERIOD                            1,490        1,305             -
                                               ------------- ------------ -------------
CASH - END OF PERIOD                           $     65,179  $     5,608  $     65,179
                                               ============= ============ =============

See accompanying notes.
F-3


____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
____________________________________________________________________________



                                                                     Additional
                                                   Common Stock      Paid-in      Accumulated
                                                 Shares     Amount   Capital      Deficit     Total
                                             ------------- --------- ------------ ----------- ------------
Inception July 21, 1988                                 -  $      -  $         -  $        -  $         -
 Issued 1989 for cash ($.00006 per share)       1,666,665       167          (67)          -          100
 Issued in 1990 for cash ($.003 to $.03
   per share)                                     666,665        67       10,033           -       10,100
 50,000 to 1 stock split                                -         -        4,900           -        4,900
 Issued in 1991 for cash ($.30074 per share)      268,335        27       59,253           -       59,280
 Acquisition of subsidiary, November 1, 1993            -         -        2,600      (5,300)      (2,700)
 Fair value of officer salary, 1993                     -         -       20,000           -       20,000
 Convert debt to equity($.003 per share),1994   2,640,830       264        7,659           -        7,923
 Issued in 1994 for note receivable ($.00125
    per share)                                 20,000,000     2,000       23,000           -       25,000
 Issued in 1994 for legal services
   ($.00125 per share)                            375,000        37          432           -          469
 Issued for cash in 1995 ($.01 to $.282)
    less issuance costs                        10,469,750     1,047      244,002           -      245,049
 Issued for services in 1995 ($.07 per share)   2,337,333       234      171,749           -      171,983
 Convert notes payable in 1995 ($.15625
    per share)                                    800,000        80      124,920           -      125,000
 Issued in 1996 for casg ($.05 to $.25
    per share)                                  2,250,650       222      401,808           -      402,030
 Issued in 1996 for services($.07 to
    $.30 per share)                             5,448,985       545    1,230,297           -    1,230,842
 Issued in 1997 for cash ($.10 per share)      10,126,350     1,013    1,011,622           -    1,012,635
 Issued in 1997 for loan guarantees and
    renewals ($.10 per share)                  25,000,000     2,500    2,497,500           -    2,500,000
 Issued in 1997 for services ($.03 to
    $.17 per share)                             9,276,398       928      815,072           -      816,000
 Issued in 1997 for equipment($.10 per share)   2,993,161       299      299,017           -      299,316
 Issued in 1997 for conversion of debt ($.09
    and $.26 per share)                           689,060        69      104,347           -      104,416
 Issued in 1997 for vehicle ($.10 per share)      350,000        35       34,965           -       35,000
 Issued in 1998 for cash ($.10 per share)       1,200,000       120      119,880           -      120,000
 Issued in 1998 for services ($.10 to $.16
    per share)                                  3,704,172       370      462,630           -      463,000
 Issued in 1998 for conversion of debt ($.03
    to $.07 per share)                          8,396,268       840      434,122           -      434,962
 Issued in 1998 for interest ($.13 per share)     558,333        56       72,444           -       72,500
 Issued in 1999 for cash ($.02 to $.10
    per share)                                 14,070,000     1,407      767,593           -      769,000
 Issued in 1999 for services ($.04 to $.10
    per share)                                  4,385,927       438      298,562           -      299,000
 Issued in 1999 for interest ($.03 to $.10
    per share)                                    380,000        38       23,612           -       23,650
 Other                                                (70)        -        2,625           -        2,625
 Net loss for the periods                               -         -            - (12,956,117) (12,956,117)
                                             ------------- --------- ------------ ----------- ------------
Balance at December 31, 1999                  128,053,812    12,803    9,244,577 (12,961,417)  (3,704,037)

 Issued for cash ($.03 per share)               6,063,335       607      181,743           -      182,350
 Convert notes payable ($.03 per share)        13,833,333     1,384      413,616           -      415,000
 Issued for services ($.03 per share)           2,005,800       201       59,973           -       60,174
 Issued for interest ($.03 per share)             225,000        23        6,727           -        6,750
 Net loss for the period                                -         -            -    (444,446)    (444,446)
                                             ------------- --------- ------------ ----------- ------------
Balance at March 31, 2000                     150,181,280  $ 15,018   $9,906,636$(13,405,863) $(3,484,209)
                                             ============= ========= =========== ============ ============




See accompanying notes.
F-4


_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
_____________________________________________________________________________

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All intercompany transactions and balances have been eliminated.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results for the remainder of 2000.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Conversions of Notes Payable

On January 6, 2000, $390,000 of a note payable to a Bolivian consulting engineering firm was converted to 13 million shares of common stock ($.03 per share). On March 4, 2000, a $25,000 note payable to an individual on December 31, 1999 was converted to 933,333 shares of common stock ($.0268 per share).

Note D - Issuance of Convertible Debenture

On February 10, 2000, the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in the amount of $300,000. The terms of the Convertible Debenture are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
_____________________________________________________________________________

part of those sums, at the election of the holder, to shares of common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

Note E - Short-term Loan

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

Note F - Sale of Common Stock to Investors

From January through March 31, 2000, the Company issued 6,063,335 shares of restricted common stock to eight accredited investors (non-affiliates) for cash totaling $181,743 ($.03 per share).

Note G - Issuances of Common Stock to Advisors

Through March 31, 2000, the Company agreed to issue a total of 168,674 shares of common stock to a financial advisor as compensation for identification of prospective investors and financial public relations.
During 1999, the Company had contracted the services of a consulting metallurgical firm to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on its Cangalli prospect. As of March 2000, the Company owed this consulting firm $60,174 for services and expenses. On March 16, 2000, the Company satisfied this indebtedness in its entirety by issuing 2,005,800 restricted shares of common stock ($.03) to the consulting firm.