Form 10QSB/A
period 2000-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2000-07-13
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-QSB(A-1)

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                                March 31, 2000

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from __________ to __________.


                        Commission file number 0-23726

                       GOLDEN EAGLE INTERNATIONAL, INC.
                      ---------------------------------
           (Exact name of Golden Eagle as specified in its charter)


                 Colorado                     84-1116515
               ------------                   -----------
       (State of incorporation)      (IRS Employer Identification No.)


    12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
   -----------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

    Golden Eagle's telephone number, including area code:  (801) 619-9320
                                                           ---------------

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


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


         Liquidity and Capital Resources
         -------------------------------

         At March 31, 2000, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the first quarter of 2000, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at March 31, 2000, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of March 31, 2000 ($3,484,209) was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president and former corporate secretary; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit came due on June 1, 2000. Management believes, but cannot assure, that this note will be renewed for an additional year, through June 2, 2001, with the sole obligation on the company's part to continue paying the monthly interest. No additional compensation has been requested by, nor offered to, the affiliated guarantors of this obligation for their continued guarantee. Management conducted a telephone conference on July 7, 2000, with the loan officers of the Texas bank and the guarantors, as well as their legal and financial advisors, for the purpose of finalizing the loan extension. While management reiterates that it is confident that the loan will be extended, it also reiterates that there can be no assurance of that fact until actual extension documents have been executed.

          With respect to the unpaid executive compensation and short-term operating loans made by affiliates over the past 3 years, management has not negotiated a satisfactory solution to date. No demand has been made, however, those compensation and loan obligations are past due, and in some cases, significantly past due. Golden Eagle is committed to proposing and negotiating solutions to those compensation and debt obligations within the second half of 2000, however, again, there can be no guarantees that those solutions will be acceptable to the parties to whom the amounts are owed. Because Golden Eagle's president and former corporate secretary/treasurer are included among these creditors, any resolution will be negotiated and approved by the disinterested members of Golden Eagle's board of directors.

         Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout the first quarter of 2000 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During 2000 (through May 31, 2000), Golden Eagle has raised approximately $181,900 from the sale of 6,063,335 shares of its common stock and approximately $300,000 from the sale of convertible debt from accredited investors (including some existing shareholders and other related and unrelated parties). Golden Eagle has used these funds to finance its operating losses and working capital deficit generated in calendar year 2000 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements. Management would prefer to plan further in the future and to have funds available for business operations planned for future periods, but Golden Eagle has not be able to obtain the financing necessary to achieve such a status to date.

         In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs, as well as the ongoing purchase of interests from the shareholders of the UCL (which we have a standing offer to purchase at the rate of $5,000 per share). We have purchased seven shares (certificates of contribution) outright, and have made cash deposits of amounts ranging between $500 and $2,000 per share for the purchase of an additional 42 shares. (This is described in more detail below.)

         Because of the Company's ongoing working capital shortages, technical and financial issues resulting from the need to conduct its own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle has focused its efforts and expenditures on its priority obligations. These obligations include maintaining in good standing its obligations to its staff in Bolivia and in the United States.

         Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Cangalli prospect. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with the Company on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition of the shares in the UCL, which owns the property underlying the original Cangalli project, and to which an 18% royalty on gross production is owed. In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials and UCL agents in Bolivia. Also, the Company has acquired an additional mining concession land holding surrounding the original Cangalli concession, which is approximately 10 times as large as the Cangalli claims. Golden Eagle believes that these, and other intangible factors, add value to the Cangalli project.

         As another place for negotiating leverage, Golden Eagle has been studying the possibility of increasing its existing gold production from the Cangalli project based on the mining and metallurgical study of the project by one of its directors. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 8,800 ton-per-day operation on the Cangalli property at a capital cost of approximately $6,000,000. As is apparent from the financial statements attached hereto, Golden Eagle does not have that amount of capital available and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in the Cangalli project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in the Cangalli project or its Bolivian subsidiary.

         While Golden Eagle has been seeking financing sources for its Bolivian operations, Golden Eagle has also been required to seek financing for its general and administrative operations as well as mine maintenance from other sources, including affiliates and their family members. This financing, which the Board of Directors believes has been obtained from accredited investors (including some existing shareholders and other related and unrelated parties) on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources, has allowed Golden Eagle to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

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

         To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the first quarter of 2000, Golden Eagle's operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft is being rehabilitated from the impacts of the flooding. All revenues generated to date have been used in the Bolivian operations.
Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

         Golden Eagle's ability to pursue any mine plan is dependent on a number of factors, including obtaining necessary government and local consents and permits and, most importantly, obtaining a significant amount of additional financing. However, there can be no assurance that Golden Eagle will be able to meet the requirements necessary to overcome these factors and be able to pursue its mine plan as currently contemplated, if at all.

         Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $300,000, minimum, to more that $600,000, as a maximum during the remaining three quarters of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $300,000 during the remaining three quarters of the current fiscal year). Golden Eagle's stated objective is achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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

         Results of Operations
         ---------------------

         Golden Eagle's operations in the first quarter of 2000 resulted in significant continuing losses and negative cash flow. During the first quarter of 2000, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft is being rehabilitated from the impacts of the flooding. As described above, all revenues generated to date have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

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

         As of March 31, 2000, Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $1,210,963, principally owing to Golden Eagle's president and its former secretary/treasurer (who resigned in October 1999), Golden Eagle has not paid any current or past due salary to its president, or past due salary to its former secretary/treasurer during the first quarter of 2000 or subsequently. The president's salary will continue to accrue in the second quarter of 2000, and throughout the balance of the year, at the rate of $200,000 per year for the Company's president. As set forth above, Golden Eagle has paid salaries to its United States and Bolivian employees currently.

         Golden Eagle's costs and operating expenses for first quarter of 2000 increased slightly as to general and administrative expenses, totaling $311,200 to $301,959 during the same period in 1999, a 3% increase. First quarter 2000 exploration expenses also increased slightly from $29,751 in 1999 to $35,323 in 2000 (See, following paragraph).

         As of March 31, 2000, property and equipment as assets included: capitalized costs related to the Bolivian prospect. These capital costs include principally $100,000 paid for prospect acquisition rights, $797,529 for mining equipment, $69,446 for office equipment and $59,796 for vehicles, for a total of property and equipment of $1,029,271, less accumulated depreciation of $(241,462), resulting in a net figure of $787,809. Total assets, then, would include this property and equipment figure, plus advanced royalties and deposits of $98,388, for a total of assets on the balance sheet of $1,045,085. Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 1999 included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

         Golden Eagle incurred an equal interest expense in the first quarter of 2000 of $78,948, as compared to first quarter 1999 interest of $76,934. Interest costs will continue, and probably rise significantly, during the balance of 2000 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

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

         Year 2000 Compliance
         -------------------

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

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

         In March 2000, Golden Eagle was informed by the District Court for the City and County of Denver that the above-referenced action had been dismissed by the Court due to the former employee's failure to prosecute the case diligently. However, at the date of the filing of this report, the former employee's new counsel has contacted the Company to indicate that the action may be re-filed.

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

Item 2.  Changes in Securities
         ---------------------

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

Item 3.   Defaults upon Senior Securities
          ------------------------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K:
          --------------------------------

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

                                    GOLDEN EAGLE INTERNATIONAL, INC.
                                    -------------------------------
                                    (Golden Eagle)


July 10, 2000                        by: /s/ Terry C. Turner
                                        ----------------------------------
                                         Terry C. Turner, President


         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                       GOLDEN EAGLE INTERNATIONAL, INC.
                                       --------------------------------
                                       (Golden Eagle)


July 10, 2000                          by: /s/ Terry C. Turner
                                          -----------------------------
                                          Terry C. Turner,
                                          Director and Principal Executive
                                          Officer


July 10, 2000                          by: /s/ Jennifer T. Evans
                                          ------------------------------
                                          Jennifer T. Evans
                                          Corporate Secretary/Treasurer
                                          and Principal Financial Officer

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



                                                                     Additional
                                                   Common Stock      Paid-in      Accumulated
                                                 Shares     Amount   Capital      Deficit     Total
                                             ------------- --------- ------------ ----------- ------------
Inception July 21, 1988                                 -  $      -  $         -  $        -  $         -
 Issued 1989 for cash ($.00006 per share)       1,666,665       167          (67)          -          100
 Issued in 1990 for cash ($.003 to $.03
   per share)                                     666,665        67       10,033           -       10,100
 50,000 to 1 stock split                                -         -        4,900           -        4,900
 Issued in 1991 for cash ($.30074 per share)      268,335        27       59,253           -       59,280
 Acquisition of subsidiary, November 1, 1993            -         -        2,600      (5,300)      (2,700)
 Fair value of officer salary, 1993                     -         -       20,000           -       20,000
 Convert debt to equity($.003 per share),1994   2,640,830       264        7,659           -        7,923
 Issued in 1994 for note receivable ($.00125
    per share)                                 20,000,000     2,000       23,000           -       25,000
 Issued in 1994 for legal services
   ($.00125 per share)                            375,000        37          432           -          469
 Issued for cash in 1995 ($.01 to $.282)
    less issuance costs                        10,469,750     1,047      244,002           -      245,049
 Issued for services in 1995 ($.07 per share)   2,337,333       234      171,749           -      171,983
 Convert notes payable in 1995 ($.15625
    per share)                                    800,000        80      124,920           -      125,000
 Issued in 1996 for cash ($.05 to $.25
    per share)                                  2,250,650       222      401,808           -      402,030
 Issued in 1996 for services ($.07 to
    $.30 per share)                             5,448,985       545    1,230,297           -    1,230,842
 Issued in 1997 for cash ($.10 per share)      10,126,350     1,013    1,011,622           -    1,012,635
 Issued in 1997 for loan  guarantees and
    renewals ($.10 per share)                  25,000,000     2,500    2,497,500           -    2,500,000
 Issued in 1997 for services ($.03 to
    $.17 per share)                             9,276,398       928      815,072           -      816,000
 Issued in 1997 for equipment($.10 per share)   2,993,161       299      299,017           -      299,316
 Issued in 1997 for conversion of debt ($.09
    and $.26 per share)                           689,060        69      104,347           -      104,416
 Issued in 1997 for vehicle ($.10 per share)      350,000        35       34,965           -       35,000
 Issued in 1998 for cash ($.10 per share)       1,200,000       120      119,880           -      120,000
 Issued in 1998 for services ($.10 to $.16
    per share)                                  3,704,172       370      462,630           -      463,000
 Issued in 1998 for conversion of debt ($.03
    to $.07 per share)                          8,396,268       840      434,122           -      434,962
 Issued in 1998 for interest ($.13 per share)     558,333        56       72,444           -       72,500
 Issued in 1999 for cash ($.02 to $.10
    per share)                                 14,070,000     1,407      767,593           -      769,000
 Issued in 1999 for services ($.04 to $.10
    per share)                                  4,385,927       438      298,562           -      299,000
 Issued in 1999 for interest ($.03 to $.10
    per share)                                    380,000        38       23,612           -       23,650
 Other                                                (70)        -        2,625           -        2,625
 Net loss for the periods                               -         -            - (12,956,117) (12,956,117)
                                             ------------- --------- ------------ ----------- ------------

Balance at December 31, 1999                  128,053,812    12,803    9,244,577 (12,961,417)  (3,704,037)
 Issued for cash ($.03 per share)               6,063,335       607      181,743           -      182,350
 Convert notes payable ($.03 per share)        13,833,333     1,384      413,616           -      415,000
 Issued for services ($.03 per share)           2,005,800       201       59,973           -       60,174
 Issued for interest ($.03 per share)             225,000        23        6,727           -        6,750
 Net loss for the period                                -         -            -    (444,446)    (444,446)
                                             ------------- --------- ------------ ----------- ------------

Balance at March 31, 2000                     150,181,280  $ 15,018   $9,906,636$(13,405,863) $(3,484,209)
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