Form 10QSB
period 2000-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2000-08-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                                June 30, 2000

[   ]   Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from __________ to __________.



                        Commission file number 0-23726

                       GOLDEN EAGLE INTERNATIONAL, INC.
           --------------------------------------------------------
           (Exact name of Golden Eagle as specified in its charter)


              Colorado                               84-1116515
      (State of incorporation)        (IRS Employer Identification No.)


    12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
    ---------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

    Golden Eagle's telephone number, including area code:  (801) 619-9320
                                                          -----------------

Securities registered pursuant to Section 12(b) of the Act: None
Name of each exchange on which registered:   None

Securities registered pursuant to Section 12(g) of the Act:

                        $.0001 par value Common Stock
                    -------------------------------------
                               (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                      [ X ]  Yes        [   ]  No

At June 30, 2000, there were 154,831,884 shares of common stock outstanding.

Transitional Small Business Disclosure Format:   [   ]  Yes    [ X ]  No

                       PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements
          --------------------

     The unaudited Financial Statements for the Quarter Year ended June 30, 2000, are attached hereto. Please refer to pages F-1 through F-5.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          --------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 2000, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the second quarter of 2000, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at June 30, 2000, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of June 30, 2000 ($4,598,542) was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president and former corporate secretary; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit came due on June 1, 2000. Management believes, but cannot assure, that this note will be renewed for an additional year, through June 2, 2001, with the sole obligation on the company's part to continue paying the monthly interest. No additional compensation has been requested by, nor offered to, the affiliated guarantors of this obligation for their continued guarantee. Management conducted a telephone conference on July 7, 2000, with the loan officers of the Texas bank and the guarantors, as well as their legal and financial advisors, for the purpose of finalizing the loan extension. While management reiterates that it is confident that the loan will be extended, it also reiterates that there can be no assurance of that fact until actual extension documents have been executed.

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

      Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout the second quarter of 2000 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During the six months ended June 30, 2000 (and through July 31, 2000), Golden Eagle raised approximately $293,000 from the sale of 9,810,927 shares of its common stock and approximately $360,000 from the sale of convertible debt from accredited investors (including some existing shareholders and other related and unrelated parties). Golden Eagle has used these funds to finance its operating losses and working capital deficit generated in the second quarter of 2000 (and through July 31, 2000) and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements. Management would prefer to plan further in the future and to have funds available for business operations planned for future periods, but Golden Eagle has not be able to obtain the financing necessary to achieve such a status to date.

      In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs, as well as the ongoing purchase of interests from the shareholders of the UCL (which we have a standing offer to purchase at the rate of $5,000 per share). In the third quarter of 1999, we have purchased seven shares (certificates of contribution) outright, and have made cash deposits of amounts ranging between $500 and $2,000 per share for the purchase of an additional 42 shares. (This is described in more detail below.)

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

     As another place for negotiating leverage, Golden Eagle has been studying recommencing its gold production from the Cangalli project based on the mining and metallurgical study of the project by one of its directors when and if adequate financing becomes available. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 8,800 ton-per-day operation on the Cangalli property at a capital cost of approximately $6,000,000. As is apparent from the financial statements attached hereto, Golden Eagle does not have that amount of capital available and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in the Cangalli project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in the Cangalli project or its Bolivian subsidiary.

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

     Golden Eagle's ability to use its capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although Golden Eagle has exerted its best efforts to comply with all applicable regulations, there can be no assurances that it has been able to do so. To the extent there may be any non-compliance, Golden Eagle may incur certain liabilities.

     To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the second quarter of 2000, Golden Eagle's operations in Bolivia did not produce gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft was in the process of rehabilitation from the impacts of the flooding during the second quarter. All revenues generated to date have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

     Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $300,000, minimum, to more that $600,000, as a maximum during the remaining two quarters of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $300,000 during the remaining two quarters of the current fiscal year). Golden Eagle's stated objective is achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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

     Results of Operations
     ---------------------

     Golden Eagle's operations in the second quarter of 2000 resulted in sig-nificant continuing losses and negative cash flow. The pumping of the Cangalli Shaft was resolved in the first quarter of 2000, and the shaft was in the process of rehabilitation during the second quarter. As the result of the continuing rehabilitation and lack of sufficient working capital,Golden Eagle's Bolivian subsidiary did not produce gold for sale during the second quarter of 2000. As described above, all revenues generated to date have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations.
As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses.
There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the six months ended June 30, 2000 compared with the same period in 1999.

     Golden Eagle incurred operating expenses totaling $310,745 in the first quarter of 2000, as compared to $418,711 in the same period in 1999, a decrease of 26%. As a result of having no revenues from operations, Golden Eagle incurred operating losses of ($310,745) in the second quarter of 2000 and ($414,411) during the same period in 1999, a decrease of 25%.

     As of June 30, 2000, Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $1,289,575 principally owing to Golden Eagle's president and its former secretary/treasurer (who resigned in October 1999, Golden Eagle has not paid any current or past due salary to its president, or past due salary to its former secretary/treasurer during the six months ended June 30, 2000 or subsequently. The president's salary will continue to accrue in the third quarter of 2000, and throughout the balance of the year, at the rate of $200,000 per year. As set forth above, Golden Eagle has paid salaries to its other United States and Bolivian employees currently.

     Golden Eagle's costs and operating expenses for second quarter of 2000 decreased substantially as to general and administrative expenses, totaling $258,873 compared to $353,273 during the same period in 1999, a 27% decrease. Second quarter 2000 exploration expenses also decreased substantially from $46,260 in 1999 to $28,998 in 2000 (See, following paragraph).

     As of June 30, 2000, property and equipment as assets included, principally, $100,000 paid for prospect acquisition rights, $803,796 for mining equipment, $69,445 for office equipment and $59,796 for vehicles, for a total of property and equipment of $1,033,037, less accumulated depreciation of $(264,336), resulting in a net figure of $768,701. Total assets, then, would include this property and equipment figure, plus current assets of $128,666, and advanced royalties and deposits of $101,758, for a total of assets on the balance sheet of $999,125. Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 1999 included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

     Golden Eagle incurred a slight increase in interest expense in the second quarter of 2000 of $73,475, as compared to second quarter 1999 interest of $67,474. Interest costs will continue, and probably rise significantly, during the balance of 2000 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the second quarter of 2000 of ($381,614), or $(.003) per share, compared to its net loss during the same period in 1999 of ($479,394), or $(.004) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2000. Those losses will continue as it invests further in exploration on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, dependent on its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1997, 1998, or 1999, and was not impacted during the second quarter of 2000. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
          ------------------

     There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 1999; and its Quarterly Report on Form 10-QSB for the period ended March 31, 2000.

Item 2.   Changes in Securities
          ---------------------

     During the six months ended June 30, 2000, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations.
The Company issued a total of 9,810,927 restricted common shares for cash to seven unaffiliated, accredited investors at $.03 per share. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.


     In addition, during the six months ended June 30, 2000 the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in the amount of $360,000. The terms of the Convertible Debenture are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less.

     On June 1, 2000, Golden Eagle's board of directors adopted the 2000 Employee and Consultant Stock Compensation Plan which provides for compensation payable to employees and consultants to Golden Eagle (not including officers, directors or others deemed to be insiders) by issuing shares of its common stock or options to purchase its common stock. The plan reserves the right to issue up to 20 million shares in the discretion of the board of directors. (See, Current Report of Form 8-K dated June 1, 2000.)

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

     b.     Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended June 30, 2000, and subsequently, and are incorporated by reference herein:

          May 22, 2000, reporting an event under Item 5 of Form 8-K.
          June 1, 2000, reporting events under Items 5 and 7 of Form 8-K.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLDEN EAGLE INTERNATIONAL, INC.
                                          (Golden Eagle)


August 14, 2000                            by:  /s/ Terry C. Turner
                                              ---------------------------
                                              Terry C. Turner, President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                         GOLDEN EAGLE INTERNATIONAL, INC.
                                         (Golden Eagle)


August 14, 2000                            by:  /s/ Terry C. Turner
                                              ---------------------------
                                              Terry C. Turner,
                                              Director and Principal
                                              Executive Officer


August 14, 2000                            by: /s/ Jennifer T. Evans
                                              ----------------------------
                                              Jennifer T. Evans
                                              Corporate Secretary/Treasurer
                                              and Principal Financial Officer

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial  Statements
Table of Contents
_____________________________________________________________________________


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

Consolidated Statement of Cash Flows                                   F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4

Notes to Consolidated Financial Statements                             F-5

____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
_____________________________________________________________________________

                                                     June 30,    December 31,
                                                       2000         1999
                                                  ------------- -------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                             $     21,301  $      1,490
 Prepaid expense and other costs                       107,365        64,171
                                                  ------------- -------------
  Total current assets                                 128,666        65,661
                                                  ------------- -------------
PROPERTY AND EQUIPMENT
 Mining equipment                                      803,796       800,029
 Acquisition cost of mining prospect                   100,000       100,000
 Office equipment                                       69,445        59,796
 Vehicles                                               59,796        61,123
                                                  ------------- -------------
                                                     1,033,037     1,020,948
 Less accumulated depreciation                        (264,336)     (222,706)
                                                  ------------- -------------
                                                       768,701       798,242
                                                  ------------- -------------
OTHER ASSETS
 Advance royalties                                      94,138        90,568
 Deposits                                                7,620         5,868
                                                  ------------- -------------
                                                       101,758        96,436
                                                  ------------- -------------
                                                  $    999,125  $    960,339
                                                  ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Loans from related parties                       $  1,294,821  $  1,258,688
 Bank loan payable                                   1,000,000     1,000,000
 Other notes payable                                   446,874       462,250
 Accounts payable                                      318,457       384,751
 Accrued compensation and taxes                      1,289,575     1,243,738
 Accrued interest payable                              377,481       314,949
                                                  ------------- -------------
  Total current liabilities                          4,727,208     4,664,376
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                -             -
 Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 154,831,884 and 128,053,812
   shares, respectively                                 15,482        12,803
 Additional paid-in capital                         10,043,912     9,244,577
 Deficit accumulated during the development stage  (13,787,477)  (12,961,417)
                                                  ------------- -------------
  Total stockholders' (deficit)                     (3,728,083)   (3,704,037)
                                                  ------------- -------------
                                                  $    999,125  $    960,339
                                                  ============= =============

                                     F-1
See accompanying notes.


__________________________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
__________________________________________________________________________________________________________

                                                                                            July 21, 1988
                                                                                             (Inception)
                                       Three Months Ended           Six Months Ended           Through
                                               June 30,                   June 30,             June 30,
                                         2000          1999           2000         1999          2000
                                     ------------- ------------- ------------- ------------- -------------
REVENUES                             $          -  $      4,300  $          -  $      9,377  $    160,201

COSTS AND OPERATING COSTS
  General and administration              258,873       353,273       570,073       655,232     8,142,852
  Exploration                              28,998        46,260        64,321        76,011     1,110,724
  Depreciation                             22,874        19,178        41,631        40,279       264,882
                                     ------------- ------------- ------------- ------------- -------------

   Total costs and operating expenses     310,745       418,711       676,025       771,522     9,518,458
                                     ------------- ------------- ------------- ------------- -------------

OPERATING (LOSS)                         (310,745)     (414,411)     (676,025)     (762,145)   (9,358,257)
                                     ------------- ------------- ------------- ------------- -------------

OTHER INCOME (EXPENSE)

  Interest expense                        (73,475)      (67,474)     (152,423)     (144,408)   (1,123,983)
  Interest income                               -        (2,887)            -            45        15,483
  Loan financing costs, net                     -             -             -             -    (2,475,000)
  Write-down of mining prospect                 -             -             -             -      (873,462)
  Gain on marketable securities                 -             -             -             -       124,336
  Commissions                                   -             -             -             -         6,708
  Write off advances to Mineral
    Mountain Mining Co.                         -             -             -             -       (78,000)
  Write off loan to investment advisor          -             -             -             -       (15,000)
  Loss on sale of equipment                     -             -             -             -       (17,314)
  Other income                                  -           362         2,835           846        35,969
  Other expenses                            2,606         5,016          (447)            -       (23,657)
                                     ------------- ------------- ------------- ------------- -------------

    Total other income (expense)          (70,869)      (64,983)     (150,035)     (143,517)   (4,423,920)
                                     ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)                    $   (381,614) $   (479,394) $   (826,060) $   (905,662) $(13,782,177)
                                     ============= ============= ============= ============= =============

BASIC EARNINGS (LOSS) PER SHARE      $     (0.003) $     (0.004) $     (0.006) $     (0.008) $     (0.354)
                                     ============= ============= ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING   152,231,905   112,374,053   146,990,833   111,198,801    38,887,720
                                     ============= ============= ============= ============= =============


See accompanying notes.




______________________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
______________________________________________________________________________________________________

                                                                                       July 21, 1988
                                                                Six Months Ended       (Inception)
                                                                     June 30,          To June 30,
                                                                2000           1999    2000
                                                         -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       $    (826,060) $    (905,662) $  (13,782,177)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Stock issued for services                                   79,764         75,000       3,063,683
    Depreciation expense                                        41,631         40,279         264,882
    Stock issued for accrued interest                           14,250          7,500         179,134
    Stock issued for loan pledges and renewals                       -              -       2,500,000
    Write-down of mining prospect                                    -              -         873,462
    Write off advances to Mineral Mountain Mining Co.                -              -          78,000
    Fair value of officer salary expensed                            -              -          20,000
    Write off loan to investment advisor                             -              -          15,000
    Loss on retirement of vehicle, equipment and other               -              -           8,235
    Loss (gain) from investments                                     -              -        (114,670)
  Changes in operating assets and liabilities:
    Prepaid expense and other costs                            (43,194)        (3,713)       (107,365
    Payables and accrued liabilities                            42,075       (239,627)      1,985,513
                                                         -------------- -------------- ---------------

 Net cash flows (used for) operating activities               (691,534)    (1,026,223)     (5,016,303)
                                                         -------------- -------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                          (12,089)        (7,377)     (1,623,353)
 Advance royalties                                              (3,570)         5,770         (94,138)
 Deposits                                                       (1,752)        (3,407)         (9,120)
 Proceeds from investments sales                                     -              -         184,380
 Advances to Mineral Mountain Mining Co.                             -              -         (78,000)
 Loan to investment advisor                                          -              -         (15,000)
 Purchase of investment securities                                   -              -         (59,478)
 Purchase of subsidiary (net of cash acquired)                       -              -          (2,700)
                                                         -------------- -------------- ---------------
 Net cash flows from (used for) investing activities           (17,411)        (5,014)     (1,697,409)
                                                         -------------- -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from related parties                                     41,132        100,675       1,949,041
 Repayments of loans from related parties                       (5,000)       (57,364)       (573,632)
 Proceeds from other notes payable                              39,624         25,000         673,922
 Repayments of other notes payable                                   -        (38,617)       (108,912)
 Proceeds from bank loan                                             -              -       1,000,000
 Proceeds from convertible debentures                          360,000              -         773,500
 Common stock issued                                           293,000        389,500       3,084,158
 Stock issuance costs                                                -              -         (63,064)
                                                         -------------- -------------- ---------------
 Net cash flows from financing activities                      728,756        419,194       6,735,013
                                                         -------------- -------------- ---------------
NET INCREASE (DECREASE) IN CASH                                 19,811       (612,043)         21,301

CASH - BEGINNING OF PERIOD                                       1,490          1,490               -
                                                         -------------- -------------- ---------------
CASH - END OF PERIOD                                     $      21,301  $    (610,553) $       21,301
                                                         ============== ============== ===============

                                      F-3

_________________________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
_________________________________________________________________________________________________________

                                                                     Additional
                                                   Common Stock      Paid-in      Accumulated
                                                 Shares     Amount   Capital      Deficit     Total
                                             ------------- --------- ------------ ----------- ------------
Inception July 21, 1988                                 -  $      -  $         -  $        -  $         -
 Issued in 1989 for cash ($.00006 per share)    1,666,665       167          (67)          -          100
 Issued in 1990 for cash ($.003 to $.03
   per share)                                     666,665        67       10,033           -       10,100
 50,000 to 1 stock split                                -         -        4,900           -        4,900
 Issued in 1991 for cash ($.30074 per share)      268,335        27       59,253           -       59,280
 Acquisition of subsidiary, November 1, 1993            -         -        2,600      (5,300)      (2,700)
 Fair value of officer salary, 1993                     -         -       20,000           -       20,000
 Convert debt to equity ($.003 per
   share), 1994                                 2,640,830       264        7,659           -        7,923
 Issued in 1994 for note receivable
   ($.00125 per share)                         20,000,000     2,000       23,000           -       25,000
 Issued in 1994 for legal services
   ($.00125 per share)                            375,000        37          432           -          469
 Issued for cash in 1995 ($.01 to $.282)
   less issuance costs                         10,469,750     1,047      244,002           -      245,049
 Issued for services in 1995 ($.07 per share)   2,337,333       234      171,749           -      171,983
 Convert notes payable in 1995 ($.15625
   per share)                                     800,000        80      124,920           -      125,000
 Issued in 1996 for cash ($.05 to $.25
   per share)                                   2,250,650       222      401,808           -      402,030
 Issued in 1996 for services ($.07 to $.30
   per share)                                   5,448,985       545    1,230,297           -    1,230,842
 Issued in 1997 for cash ($.10 per share)      10,126,350     1,013    1,011,622           -    1,012,635
 Issued in 1997 for loan guarantees and
   renewals ($.10 per share)                   25,000,000     2,500    2,497,500           -    2,500,000
 Issued in 1997 for services ($.03 to $.17
   per share)                                   9,276,398       928      815,072           -      816,000
 Issued in 1997 for equipment ($.10 per share)  2,993,161       299      299,017           -      299,316
 Issued in 1997 for conversion of debt ($.09
   and $.26 per share)                            689,060        69      104,347           -      104,416
 Issued in 1997 for vehicle ($.10 per share)      350,000        35       34,965           -       35,000
 Issued in 1998 for cash ($.10 per share)       1,200,000       120      119,880           -      120,000
 Issued in 1998 for services ($.10 to $.16
   per share)                                   3,704,172       370      462,630           -      463,000
 Issued in 1998 for conversion of debt ($.03
   to $.07 per share)                           8,396,268       840      434,122           -      434,962
 Issued in 1998 for interest ($.13 per share)     558,333        56       72,444           -       72,500
 Issued in 1999 for cash ($.02 to $.10
    per share)                                 14,070,000     1,407      767,593           -      769,000
 Issued in 1999 for services ($.04 to
   $.10 per share)                              4,385,927       438      298,562           -      299,000
 Issued in 1999 for interest ($.03 to $.10
   per share)                                     380,000        38       23,612           -       23,650
 Other                                                (70)        -        2,625           -        2,625
 Net loss for the periods                               -         -            - (12,956,117) (12,956,117)
                                             ------------- --------- ------------ ----------- ------------

Balance at December 31, 1999                  128,053,812    12,803    9,244,577 (12,961,417)  (3,704,037)

 Issued for cash ($.03 per share)               9,810,927       981      292,019           -      293,000
 Convert notes payable ($.03 per share)        13,833,333     1,384      413,616           -      415,000
 Issued for services ($.03 per share)           2,658,812       266       79,498           -       79,764
 Issued for interest ($.03 per share)             475,000        48       14,202           -       14,250
 Net loss for the period                                -         -           -     (826,060)    (826,060)
                                             ------------- --------- ----------- ------------ ------------

Balance at June 30, 2000                      154,831,884  $ 15,482  $10,043,912 (13,787,477) $(3,728,083)
                                             ============= ========= =========== ============ ============



                                       F-4
See accompanying notes.

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
_____________________________________________________________________________


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

The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results for the remainder of 2000.

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

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
_____________________________________________________________________________

Note D - Issuance of Convertible Debentures

On February 10, 2000, the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in the amount of $300,000. During the second quarter of 2000, an additional $60,000 was received pursuant to the terms of the earlier agreement. The debenture is for a one-year term, interest accrues at 10% per annum, and conversion of the loan and any accrued interest, or any part of those sums, at the election of the holder to shares of common stock at a rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

Note E - Short-term Loan

On January 14, 2000, the Company borrowed $25,000 from an individual pursuant to a three-percent, 90-day promissory note that is secured by 500,000 shares of unissued common stock. As additional compensation, the lender also received 100,000 shares of common stock. At the Company's option, it extended the due date of the loan from April 14, 2000 to April 2000 for additional shares of common stock. The Company's president also personally guaranteed the obligation.

Note F - Sale of Common Stock to Investors
From January through June 30, 2000, the Company issued 9,810,927 shares of restricted common stock to accredited investors (non-affiliates) for cash totaling $293,000 (.03 per share).

Note G - Issuance of Common Stock to for Services
From January 2000, through June 30, 2000, the Company agreed to issue a total of 653,012 shares of common stock with an estimated value of $19,590 ($.03 per share) to a financial advisor as compensation for identification of prospective investors and financial public relations.

During 1999, the Company contracted the services of a consulting metallurgical firm to carry out metallurgical and feasibility studies, as well as laboratory and bench testing and analysis, on its Cangalli prospect for $60,174. On March 16, 2000, the Company satisfied the debt in its entirety by issuing the consulting firm 2,005,800 restricted shares of common stock ($.03).

Note H - Adoption of the 2000 Employee and Consultant Stock Compensation Plan On June 1, 2000, Golden Eagle's board of directors adopted the 2000 Employee and Consultant Stock. Compensation Plan which provides for compensation payable to employees and consultants to Golden Eagle (not including officers, directors or others deemed to be insiders) by issuing shares of its common stock or options to purchase its common stock. The plan reserves the right to issue up to 20 million shares in the discretion of the board of directors.