Form 10QSB
period 2000-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2000-11-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                              September 30, 2000

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

At September 30, 2000, there were 163,852,410 shares of common stock outstanding.

Transitional Small Business Disclosure Format:   [   ]  Yes    [ X ]  No

                       PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

    The unaudited Financial Statements for the Quarter Year ended September 30, 2000, are attached hereto. Please refer to pages F-1 through F-6.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          --------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At September 30, 2000, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the third quarter of 2000, Golden Eagle's current liabilities have substantially exceeded and continue to exceed current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at September 30, 2000, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses associated with the Bolivian operations. As discussed below, Golden Eagle's working capital deficit as of September 30, 2000 $4,725,169, was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president and former corporate secretary; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit came due on June 1, 2000, but was extended to December 1, 2000. Management believes, but cannot assure, that this note will be renewed for an additional year, through December 1, 2001, with the sole obligation on the company's part to continue paying the monthly interest. No additional compensation has been requested by, nor offered to, the affiliated guarantors of this obligation for their continued guarantee.

     With respect to the unpaid executive compensation and short-term operating loans made by affiliates over the past 3 years, management has not negotiated a satisfactory solution to date. No demand has been made, however, those compensation and loan obligations are past due, and in some cases, significantly past due. Golden Eagle is committed to proposing and negotiating solutions to those compensation and debt obligations within the fourth quarter 2000, however, again, there can be no guarantees that those solutions will be acceptable to the parties to whom the amounts are owed. Because Golden Eagle's president and former corporate secretary/treasurer are included among these creditors, any resolution will be negotiated and approved by the disinterested members of Golden Eagle's board of directors.

      Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout the third quarter of 2000 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During the nine months ended September

30, 2000, Golden Eagle raised approximately $478,360 from the sale of 15,842,926 shares of its common stock and approximately $650,000 from the sale of convertible debt from accredited investors (including some existing shareholders and other related and unrelated parties). Golden Eagle has used these funds to finance its operating losses and working capital deficit generated in the third quarter of 2000 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements. Management would prefer to plan further in the future and to have funds available for business operations planned for future periods, but Golden Eagle has not be able to obtain the financing necessary to achieve such a status to date.

      In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs, as well as the ongoing purchase of interests from the shareholders of the UCL (which we have a standing offer to purchase at the rate of $5,000 per share). In the third quarter of 1999, we purchased seven shares (certificates of contribution) outright, and have made cash deposits of amounts ranging between $500 and $2,000 per share for the purchase of an additional 42 shares. (This is described in more detail below.)

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

     Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Cangalli prospect. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with the Company on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition of a portion of the shares in the UCL, which owns the property underlying the original Cangalli project, and to which an 18% royalty on gross production is owed. In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials and UCL agents in Bolivia. Also, the Company has acquired four additional mining concessions surrounding the original Cangalli concession, which total 69,000 acres and are approximately 14 times as large as the Cangalli claims. Golden Eagle believes that these, and other intangible factors, add value to the Cangalli project.

     As another factor of negotiating leverage, Golden Eagle has been studying recommencing its gold production from the Cangalli project based on the mining and metallurgical study of the project by one of its directors, when and if adequate financing becomes available. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 11,000 ton-per-day operation on the Cangalli property at a capital cost of approximately $6,000,000. As is apparent from the financial statements attached hereto, Golden Eagle does not have that amount of capital available and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in the Cangalli project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in the Cangalli project or its Bolivian subsidiary.

     While Golden Eagle has been seeking financing sources for its Bolivian operations, Golden Eagle has also been required to seek financing for its general and administrative operations, as well as mine maintenance, from other sources, including affiliates and their family members. This financing, which the Board of Directors believes that Golden Eagle has obtained this financing from accredited investors (including some existing shareholders and other related and unrelated parties) on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources. This financing has also allowed Golden Eagle to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

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

     To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 22,000 grams of gold, with post-royalty revenues of $161,077. During the third quarter of 2000, Golden Eagle's operations in Bolivia only produced 115 grams of gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft was in the process of rehabilitation from the impacts of the flooding during the third quarter. The small sales of gold were the by-product of rehabilitation efforts. Golden Eagle intends to put the rehabilitated shaft back into production in the fourth quarter of 2000, but does not expect this production from the shaft to reach the levels of commercial production it is projecting, but cannot guarantee, from its Chaco Playa operations. All revenues generated to date have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

     Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $100,000, minimum, to more that $300,000, as a maximum during the remaining quarter of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $200,000 during the remaining quarter of the current fiscal year). Golden Eagle's stated objective is achieving commercial production if the properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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


     Results of Operations
     ---------------------

     Golden Eagle's operations in the third quarter of 2000 resulted in significant continuing losses and negative cash flow. During the third quarter of 2000, Golden Eagle's subsidiary operations in Bolivia only produced 115 grams of gold for sale due to some flooding of the Cangalli shaft that resulted in adverse working conditions. Those flooding and pumping issues were resolved in the first quarter of 2000, and the shaft was in the process of rehabilitation during the third quarter. The small sales of gold were the by-product of rehabilitation efforts. Golden Eagle intends to put the rehabilitated shaft back into production in the fourth quarter of 2000, but does not expect this production from the shaft to reach the levels of commercial production it is projecting, but cannot guarantee from its Chaco Playa operations. As described above all revenues generated to date have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the third quarter of 2000 compared with the same period in 1999.

     Golden Eagle incurred operating expenses totaling $347,390 in the third quarter of 2000, as compared to $406,007 in the same period in 1999, a decrease of 14%. As a result of having no revenues from operations, Golden Eagle incurred operating losses of ($347,390) in the third quarter of 2000 and ($406,007) during the same period in 1999, a decrease of 14%.

     As of September 30, 2000, Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $1,251,934 principally owing to Golden Eagle's president and its former secretary/treasurer (who resigned in October 1999), Golden Eagle has not paid any current or past due salary to its president, or past due salary to its former secretary/treasurer during the third quarter of 2000 or subsequently. The president's salary will continue to accrue in the fourth quarter of 2000. As set forth above, Golden Eagle has paid salaries to its United States and Bolivian employees currently.

     Golden Eagle's costs and operating expenses for third quarter of 2000 decreased substantially as to general and administrative expenses, totaling $280,014 compared to $324,260 during the same period in 1999, a 14% decrease. Third quarter 2000 exploration expenses also decreased substantially from $62,011 in 1999 to $47,419 in 2000 (See, following paragraph).

     As of September 30, 2000, property and equipment as assets included, principally, $100,000 paid for prospect acquisition rights, $803,796 for mining equipment, $68,566 for office equipment and $59,796 for vehicles, for a total of property and equipment of $1,032,158, less accumulated depreciation of $(285,169), resulting in a net figure of $749,989. Total assets, then, would include this property and equipment figure, plus advanced royalties and deposits of $100,388, for a total of assets on the balance sheet of $1,144,729. Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 1999 included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

     Golden Eagle incurred a decrease in interest expense in the third quarter of 2000 of $83,089, as compared to third quarter 1999 interest of $92,734. Interest costs will continue, and may rise significantly, during the balance of 2000 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the third quarter of 2000 of ($430,339), or $(.003) per share, compared to its net loss during the same period in 1999 of ($497,417), or $(.004) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2000. Those losses will continue as it invests further in exploration on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, dependent on its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1997, 1998, or 1999, and was not impacted during the third quarter of 2000. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

                         PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings
               ------------------

     There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 1999; its Quarterly Report on Form 10-QSB for the period ended March 31, 2000, and the following:

     A civil complaint was filed on October 27, 2000 in the matter of Hunsaker
v. Golden Eagle International, Inc., 00CV3346, in the District Court, Arapahoe County, Colorado. By this action plaintiff seeks to recover $30,497.16, plus interest, for breach of an employment contract and pursuant to a promissory note. Golden Eagle is asserting legitimate defenses of breach of contract, use of corporate opportunity and tortious interference with business relations. In addition, the Company is counterclaiming against the Plaintiff for a sum in excess of Plaintiff's complaint for causes of action born out of her defenses.

Item 2.   Changes in Securities
          ---------------------

     During the nine months ending September 30, 2000, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. The Company issued a total of 15,842,926 restricted common shares for cash to unaffiliated, accredited investors at $.03 per share. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

     In addition, during the nine months ending September 30, 2000 the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in the cumulative amount of $650,000. The terms of the Convertible Debenture are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less.


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

     b.     Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended September 30, 2000, and subsequently, and are incorporated by reference herein:

      July 14, 2000, reporting events under Items 5 and 7 of Form 8-K. September 13, 2000, reporting an event under Item 5 of Form 8-K.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLDEN EAGLE INTERNATIONAL, INC.
                                          (Golden Eagle)


November 13, 2000                            by:  /s/ Terry C. Turner
                                              ---------------------------
                                              Terry C. Turner, President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.


                                         GOLDEN EAGLE INTERNATIONAL, INC.
                                         (Golden Eagle)


November 13, 2000                            by:  /s/ Terry C. Turner
                                              ---------------------------
                                              Terry C. Turner,
                                              Director and Principal
                                              Executive Officer


November 13, 2000                            by: /s/ Jennifer T. Evans
                                              ----------------------------
                                              Jennifer T. Evans
                                              Corporate Secretary/Treasurer
                                              and Principal Financial Officer

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial  Statements
_____________________________________________________________________________

                              Table of Contents


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

Consolidated Statement of Operations                                 F-2

Consolidated Statement of Cash Flows                                 F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)  F-4

Notes to Consolidated Financial Statements                           F-5

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
_____________________________________________________________________________

                                                  September 30,  December 31,
                                                     2000           1999
                                                  ------------- -------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                            $    242,676  $      1,490
  Prepaid expense and other costs                       54,676        64,171
                                                  ------------- -------------
    Total current assets                               297,352        65,661
                                                  ------------- -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                     803,796       800,029
  Acquisition cost of mining prospect                  100,000       100,000
  Office equipment                                      68,566        59,796
  Vehicles                                              59,796        61,123
                                                  ------------- -------------
                                                     1,032,158     1,020,948
  Less accumulated depreciation                       (285,169)     (222,706)
                                                  ------------- -------------
                                                       746,989       798,242
                                                  ------------- -------------
OTHER ASSETS
  Advance royalties                                     95,768        90,568
  Deposits                                               4,620         5,868
                                                  ------------- -------------
                                                       100,388        96,436
                                                  ------------- -------------

                                                  $  1,144,729  $    960,339
                                                  ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                      $  1,294,821  $  1,258,688
  Bank loan payable                                  1,000,000     1,000,000
  Other notes payable                                  733,674       462,250
  Accounts payable                                     329,152       384,751
  Accrued compensation and taxes                     1,251,934     1,243,738
  Accrued interest payable                             412,940       314,949
                                                  ------------- -------------
    Total current liabilities                        5,022,521     4,664,376
                                                  ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                 -             -
  Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 163,852,410 and 128,053,812
   shares, respectively                                 16,384        12,803
  Additional paid-in capital                        10,323,640     9,244,577
  Deficit accumulated during the development stage (14,217,816)  (12,961,417)
                                                  ------------- -------------
    Total stockholders' (deficit)                   (3,877,792)   (3,704,037)
                                                  ------------- -------------

                                                  $  1,144,729  $    960,339
                                                  ============= =============

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
_____________________________________________________________________________


                                                                                    July 21, 1988
                                                                                    (Inception)
                                 Three Months Ended         Nine Months Ended       Through
                                     September 30,             September 30,        September 30,
                                 2000          1999          2000        1999       2000
                            ------------- ------------- ------------- ------------- --------------
REVENUES                    $        876  $          - $        876  $      9,377  $     161,077

COSTS AND OPERATING COSTS
 General and administration      280,014       324,260       850,087       979,492      8,422,866
 Exploration                      47,419        62,011       111,740       138,022      1,158,143
 Depreciation                     20,833        19,736        62,464        60,015        285,715
                            ------------- ------------- ------------- ------------- --------------
    Total costs and
     operating expenses          348,266       406,007     1,024,291     1,177,529      9,866,724
                            ------------- ------------- ------------- ------------- --------------

OPERATING (LOSS)                (347,390)     (406,007)   (1,023,415)   (1,168,152)    (9,705,647)
                            ------------- ------------- ------------- ------------- --------------
OTHER INCOME (EXPENSE)
 Interest expense                (83,089)      (92,734)     (235,512)     (237,142)    (1,207,072)
 Interest income                       -            24             -            69         15,483
 Loan financing costs, net             -             -             -             -     (2,475,000)
 Write-down of mining
   prospect                            -             -             -             -       (873,462)
 Gain on marketable
   securities                          -             -             -             -        124,336
 Commissions                           -             -             -             -          6,708
 Write off advances to
  Mineral Mountain Mining Co.          -             -             -             -        (78,000)
 Write off loan to investment
   advisor                             -             -             -             -        (15,000)
 Loss on sale of equipment             -             -             -             -        (17,314)
 Other income                          -         1,300         2,835         2,146         35,969
 Other expenses                      140             -          (307)            -        (23,517)
                            ------------- ------------- ------------- ------------- --------------
    Total other income
     (expense)                   (82,949)      (91,410)     (232,984)     (234,927)    (4,506,869)
                            ------------- ------------- ------------- ------------- --------------

NET INCOME (LOSS)           $   (430,339) $   (497,417) $ (1,256,399) $ (1,403,079) $ (14,212,516)
                            ============= ============= ============= ============= ==============
BASIC EARNINGS (LOSS)
 PER SHARE                  $     (0.003) $     (0.004) $     (0.008) $      7.000  $      (0.346)
                            ============= ============= ============= ============= ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                 159,519,533   116,196,804   151,623,178   113,408,588     41,021,728
                            ============= ============= ============= ============= ==============




_________________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
_________________________________________________________________________________________________

                                                                                  July 21, 1988
                                                         Nine Months Ended        (Inception)
                                                            September 30,         To September 30,
                                                        2000             1999     2000
                                                    -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  (1,256,399) $  (1,403,079) $ (14,212,516)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Stock issued for services                             170,534         75,000      3,154,453
    Depreciation expense                                   62,464         40,279        285,715
    Stock issued for accrued interest                      18,750          7,500        183,634
    Stock issued for loan pledges and renewals                  -              -      2,500,000
    Write-down of mining prospect                               -              -        873,462
    Write off advances to Mineral Mountain Mining Co.           -              -         78,000
    Fair value of officer salary expensed                       -              -         20,000
    Write off loan to investment advisor                        -              -         15,000
    Loss on retirement of vehicle, equipment and other          -              -          8,235
    Loss (gain) from investments                                -              -       (114,670)
  Changes in operating assets and liabilities:
    Prepaid expense and other costs                         9,495         (3,713)       (54,676)
    Payables and accrued liabilities                       50,588       (239,627)     1,994,026
                                                    -------------- -------------- --------------
 Net cash flows (used for) operating activities          (944,568)    (1,523,640)    (5,269,337)
                                                    -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                    (11,210)        (7,377)    (1,622,474)
  Advance royalties                                        (5,200)         5,770        (95,768)
  Deposits                                                  1,248         (3,407)        (6,120)
  Proceeds from investments sales                               -              -        184,380
  Advances to Mineral Mountain Mining Co.                       -              -        (78,000)
  Loan to investment advisor                                    -              -        (15,000)
  Purchase of investment securities                             -              -        (59,478)
  Purchase of subsidiary (net of cash acquired)                 -              -         (2,700)
                                                    -------------- -------------- --------------
Net cash flows from (used for) investing activities       (15,162)        (5,014)    (1,695,160)
                                                    -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                               41,132        100,675      1,949,041
  Repayments of loans from related parties                 (5,000)       (57,364)      (573,632)
  Proceeds from other notes payable                        39,624         25,000        673,922
  Repayments of other notes payable                        (3,200)       (38,617)      (108,912)
  Proceeds from bank loan                                       -              -      1,000,000
  Proceeds from convertible debentures                    650,000              -      1,063,500
  Common stock issued                                     478,360        389,500      3,269,518
  Stock issuance costs                                          -              -        (63,064)
                                                    -------------- -------------- --------------
Net cash flows from financing activities                1,200,916        419,194      7,210,373
                                                    -------------- -------------- --------------
NET INCREASE (DECREASE) IN CASH                           241,186     (1,109,460)       245,876
CASH - BEGINNING OF PERIOD                                  1,490          1,490              -
                                                    -------------- -------------- --------------

CASH - END OF PERIOD                                $     242,676  $  (1,107,970) $     245,876
                                                    ============== ============== ==============

                                    F-3

_______________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
________________________________________________________________________________________________

                                                                     Additional
                                                   Common Stock      Paid-in      Accumulated
                                                 Shares     Amount   Capital      Deficit     Total
                                             ------------- --------- ------------ ----------- ------------
Inception July 21, 1988                                 -  $      -  $         -  $        -  $         -
 Issued in 1989 for cash ($.00006 per share)    1,666,665       167          (67)          -          100
 Issued in 1990 for cash ($.003 to $.03
   per share)                                     666,665        67       10,033           -       10,100
 50,000 to 1 stock split                                -         -        4,900           -        4,900
 Issued in 1991 for cash ($.30074 per share)      268,335        27       59,253           -       59,280
 Acquisition of subsidiary, November 1, 1993            -         -        2,600      (5,300)      (2,700)
 Fair value of officer salary, 1993                     -         -       20,000           -       20,000
 Convert debt to equity ($.003 per
   share), 1994                                 2,640,830       264        7,659           -        7,923
 Issued in 1994 for note receivable
   ($.00125 per share)                         20,000,000     2,000       23,000           -       25,000
 Issued in 1994 for legal services
   ($.00125 per share)                            375,000        37          432           -          469
 Issued for cash in 1995 ($.01 to $.282)
   less issuance costs                         10,469,750     1,047      244,002           -      245,049
 Issued for services in 1995 ($.07 per share)   2,337,333       234      171,749           -      171,983
 Convert notes payable in 1995 ($.15625
   per share)                                     800,000        80      124,920           -      125,000
 Issued in 1996 for cash ($.05 to $.25
   per share)                                   2,250,650       222      401,808           -      402,030
 Issued in 1996 for services ($.07 to $.30
   per share)                                   5,448,985       545    1,230,297           -    1,230,842
 Issued in 1997 for cash ($.10 per share)      10,126,350     1,013    1,011,622           -    1,012,635
 Issued in 1997 for loan guarantees and
   renewals ($.10 per share)                   25,000,000     2,500    2,497,500           -    2,500,000
 Issued in 1997 for services ($.03 to $.17
   per share)                                   9,276,398       928      815,072           -      816,000
 Issued in 1997 for equipment ($.10 per share)  2,993,161       299      299,017           -      299,316
 Issued in 1997 for conversion of debt ($.09
   and $.26 per share)                            689,060        69      104,347           -      104,416
 Issued in 1997 for vehicle ($.10 per share)      350,000        35       34,965           -       35,000
 Issued in 1998 for cash ($.10 per share)       1,200,000       120      119,880           -      120,000
 Issued in 1998 for services ($.10 to $.16
   per share)                                   3,704,172       370      462,630           -      463,000
 Issued in 1998 for conversion of debt ($.03
   to $.07 per share)                           8,396,268       840      434,122           -      434,962
 Issued in 1998 for interest ($.13 per share)     558,333        56       72,444           -       72,500
 Issued in 1999 for cash ($.02 to $.10
    per share)                                 14,070,000     1,407      767,593           -      769,000
 Issued in 1999 for services ($.04 to
   $.10 per share)                              4,385,927       438      298,562           -      299,000
 Issued in 1999 for interest ($.03 to $.10
   per share)                                     380,000        38       23,612           -       23,650
 Other                                                (70)        -        2,625           -        2,625
 Net loss for the periods                               -         -            - (12,956,117) (12,956,117)
                                             ------------- --------- ------------ ----------- ------------

Balance at December 31, 1999                  128,053,812    12,803    9,244,577 (12,961,417)  (3,704,037)

Issued for cash ($.03 per share)               15,842,926     1,584      476,776           -      478,360
Convert notes payable ($.03 per share)         13,833,333     1,384      413,616           -      415,000
Issued for services ($.03 per share)            5,497,339       550      169,984           -      170,534
Issued for interest ($.03 per share)              625,000        63       18,687           -       18,750
Net loss for the period                                 -         -            -  (1,256,399)  (1,256,399)
                                             ------------- --------- ------------ ----------- ------------

Balance at September 30, 2000                 163,852,410  $ 16,384  $10,323,640 (14,217,816) $(3,877,792)
                                             ============= ========= ============ =========== ============

                                        F-4

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

The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results for the remainder of 2000.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C -  Issuance of Convertible Debentures

During the nine months ended September 30, 2000, the Company entered into a Convertible Debenture Agreement with an accredited investor and current shareholder in a cumulative amount of $650,000. The debenture is for a one-year term, interest accrues at 10% per annum, and conversion of the loan and any accrued interest, or any part of those sums, at the election of the holder to shares of common stock at a rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

_____________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
_____________________________________________________________________________

Note D - Sale of Common Stock to Investors

During the nine months ended September 30, 2000, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. The Company issued a total of 15,842,926 restricted common shares for cash to unaffiliated, accredited investors at approximately $.03 per share.

Note E - Adoption of the 2000 Employee and Consultant Stock Compensation Plan On June 1, 2000, Golden Eagle's board of directors adopted the 2000 Employee and Consultant Stock Compensation Plan, which provides for compensation payable to employees and consultants to Golden Eagle (not including officers, directors or others deemed to be insiders) by issuing shares of its common stock or options to purchase its common stock. The plan reserves the right to issue up to 20 million shares in the discretion of the board of directors.