Form 10KSB
period 2000-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2001-04-02
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

                              December 31, 2000
[   ]   Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from __________ to __________.

                        Commission file number 0-23726

                      GOLDEN EAGLE INTERNATIONAL, INC.
            ______________________________________________________
           (Exact name of the Company as specified in its charter)

              Colorado                              84-1116515
       ______________________           __________________________________
      (State of incorporation)         (I.R.S. Employer Identification No.)


     12401 South 450 East, Bldg. D2, Suite A, Salt Lake City, Utah 84020
             (Address of principal executive offices) (Zip Code)

     The Company's telephone number, including area code:  (801) 619-9320

Securities registered pursuant to Section 12(b) of the Act:            None
Name of each exchange on which registered:                             None

Securities registered pursuant to Section 12(g) of the Act:

                        $.0001 par value Common Stock
                       _______________________________
                               (Title of class)

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

Issuer's revenues for its most recent fiscal year:   $876

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of March 26, 2000 was approximately $9,305,279. The estimate is based on the last sale price per share ($.07 on March 26, 2001 and 132,932,575 shares estimated to be held by non-affiliates.

At December 31, 2000 there were 172,746,242 shares of common stock outstanding.

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

PART 1
------

Item 1.   Business Development
          --------------------
(a)  GENERAL

     Golden Eagle International, Inc., formerly Beneficial Capital Financial Services Corp. (hereinafter referred to as "Golden Eagle", "the Company" or "we"), is a development-stage company (as that term is defined in Statement of Financial Accounting Standards No. 7 ["SFAS No. 7"]), incorporated pursuant to the laws of the State of Colorado on July 21, 1988. Its name change occurred on February 2, 1995. Prior to November 1994, we were engaged in the business of providing financial services to emerging growth companies in the United States, as well as development stage companies located in selected developing countries, primarily in Central and South America. During the period of time we engaged in such business, we achieved no significant operating revenues and generated operating losses.

     In November 1994, Golden Eagle Mineral Holdings, Inc., a previously unaffiliated Colorado corporation, acquired control of Golden Eagle through the issuance (approved by the then disinterested Board of Directors) of a controlling number of shares of common stock. Golden Eagle Mineral Holdings, Inc., is owned by Mary A. Erickson, formerly the Corporate Secretary-Treasurer and a director of Golden Eagle who resigned in November 1999. Our new management that resulted from this change of control changed Golden Eagle's business focus into the minerals industry. Through a subsidiary, Eagle Mining of Bolivia, Ltd., Golden Eagle acquired a contract for mining rights in the state of La Paz, Bolivia, as more completely described below. (See, Part I, Item 1(b) below.) In addition, in November 1999, Golden Eagle acquired outright all right, title and interest in two substantial mining claims or concessions surrounding its previous land holdings under contract. Also, in October 2000, we acquired outright all right, title and interest in two additional mining claims or concessions in the area surrounding its current land holdings. Golden Eagle's total land holdings under contract (approximately 5,000 acres) or owned outright (approximately 69,000 acres) is 74,000 acres, or 116 square miles, in the historic Tipuani Gold Mining District.

     Golden Eagle's Bolivian advisors recommended to management that we conduct operations in Bolivia through subsidiaries. Initially, we formed Golden Eagle Bolivia Mining S.A. ("GEBM") in January 1996, and Eagle Mining of Bolivia ("EMB") in October 1996, to conduct Golden Eagle's operations and to hold its contract property interest in Bolivia, respectively (See, Part III, Item 12, "Certain Relationships and Related Transactions Formation of Bolivian Subsidiaries"). GEBM owns equipment, has carried out exploration operations and has achieved limited production of gold from the Cangalli deposit, which is the subject of the EMB contract for the mining rights with the United Cangalli Cooperative. However, Golden Eagle International, Inc. itself chose to own the title to the two larger claims acquired in November 1999, and the two additional claims acquired in October 2000.

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

     As indicated above, in 1996 Golden Eagle, through EMB, acquired contract mining interests in mineral properties in Bolivia, South America, which are prospectively valuable for gold (referred to herein as the "Cangalli properties"). The Cangalli properties have no established reserves pursuant to The Securities Act Industry Guide 7, FSLR Section 3831 ("Guide 7 of the SEC Regulations"), but a significant amount of mineralization has been identified. The exploration work and property investigations that Golden Eagle has accomplished on the Cangalli properties are described in more detail in Item 1(b), below. Our subsidiary, GEBM, has achieved no significant operating revenues from these properties, although to date it has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $161,000. (Hereinafter, all references to Golden Eagle's holding subsidiary, "EMB", or its operating subsidiary, "GEBM", or Golden Eagle International, Inc. itself, shall all be referred to as "Golden Eagle", "we" or "our", unless specific references to Golden Eagle or its subsidiaries are required for clarity.)

     Also as indicated above, our acquisitions in November 1999 and October of 2000 of four substantial mining claims or concessions in the Tipuani River Valley, resulted in a combined total of the four claims of 69,000 acres (referred to herein as "the Tipuani Valley properties"). The Tipuani Valley properties surround the Cangalli properties, and all of the properties combined total 74,000 acres under contractual control or owned outright by Golden Eagle in the historic Tipuani Gold Mining District. (See, Part I, Item 1(b), "Tipuani Valley Properties", below.)

     Golden Eagle's majority-owned subsidiary, GEBM, continued through 2000, and to the date of the filing of this report, as the operator of the Cangalli interior mine and surface operations. GEBM, at one point during 1997, had 106 employees and operated three full shifts in the Cangalli shaft and underground workings for purposes of interior mine rehabilitation and maintenance. However, as of December 31, 2000, GEBM employed a considerably smaller staff working principally in maintenance and pumping operations in the Cangalli mine.

     As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that we will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and that may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this annual report, and the other risks associated with start-up mineral exploration operations. It is important that each person reviewing this report understands the significant risks attendant to our operations and that of its subsidiaries. As noted, the future conduct of Golden Eagle's business and its subsidiaries is dependent upon a number of factors, and there can be no assurance that any of these companies will be able to conduct its operations as contemplated herein. We disclaim any obligation to update any forward-looking statement made herein.

(b)     BUSINESS OF ISSUER

     The Cangalli Properties
     -----------------------

     In October 1995, Golden Eagle began reviewing potential mining opportunities in Bolivia. A site visit to the Tipuani River Basin (approximately 100 miles north of the Bolivian capital of La Paz) followed in December 1995, with our representatives traveling to Cangalli, approximately two kilometers down river from the Tipuani Township. Included in the expedition was an independent geologist hired to evaluate the Cangalli area. This consultant reported that the area merited further study.

     Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 Golden Eagle, through GEBM, entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative. This contract included the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (4,952 acres) for a 25-year period with an option for an additional 25 years. While binding according to our counsel in Bolivia, this contract was not "protocolized" (recorded) with the Bolivian Notary of Mines. Golden Eagle then formed a new majority-owned Bolivian subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to hold the concession interests. EMB assumed the contract rights with UCL, renegotiated the contract with UCL, and caused the renegotiated contract to be protocolized with the Notary of Mines in La Paz on November 11, 1996. As renegotiated, the UCL contract provides for a gross royalty interest of 18% in gold production to UCL. It also imposed certain work obligations, which we believe have been fulfilled:

     . completion of first-phase exploration and the opening of one work front (in addition to the Cangalli shaft) by April 20, 1997 (the contract called for the opening, but not the sustained operation, of this work front);

     . opening of two additional work fronts by December 6, 1997 (the contract called for the opening, but not the sustained operation, of these work fronts);

     . investing a minimum of $3 million in the project (no specific term, other than the 25-year initial life of the contract, was fixed to fulfill this obligation); and

     . providing to UCL $200,000 for reduction of UCL's prior obligations, including $100,000 in the form of a loan, or advanced royalty payment (which is repayable out of production), and $100,000 in the form of a grant, or land-right acquisition payment. This $200,000 obligation has been met.

     During the fourth quarter of 1999, we instituted a program of purchasing individual shares from shareholders in the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). We have embarked on this strategy to reduce or eliminate UCL's royalty interest and the "cooperative risk factor" described and discussed elsewhere in this report. However, a series of negotiations during 1999 with UCL's Board of Directors, and a special committee formed to analyze UCL's sale of the Cangalli properties, did not result in a satisfactory agreement for the sale/purchase.


     Notwithstanding the UCL's resistance, through March 2001, we paid non-refundable down payments toward a number of individual UCL shares with purchase prices of $5,000 per share. In exchange, each shareholder gave us a power of attorney to vote the UCL shares purchased. We must pay the balance of the purchase price within a variable period from the date of the down payment, depending on the purchase agreement, but in no case less than a year.

     After months of negotiation with the UCL Board of Directors, the UCL Board has agreed to record the share transfers and the process is underway. A Special General Assembly of UCL's membership, held in the third quarter of 2000, ratified its Board's decision to recognize and record our shares. Subject to the availability of adequate funds, we plan to continue our acquisition efforts until our goals stated above are reached. We cannot assure that we will be successful in acquiring a majority interest (60 shares) in UCL, but management expects to be able to continue its efforts to do so.

     The Tipuani Valley Properties
     -----------------------------

     In November 1999 and October 2000, we acquired four substantial mining claims or concessions in the Tipuani River Valley by committing to pay the annual mining claims fees (patents) of $27,825, resulting in a combined total of the four claims of approximately 69,000 acres (referred to herein as "the Tipuani Valley properties"). The Tipuani Valley properties surround the Cangalli properties. The combined acreage of the Tipuani Valley and Cangalli properties totals 74,000 acres, or 116 square miles, which we have under contractual control or which we own outright in the historic Tipuani Gold Mining District. The Tipuani Valley properties have undergone general reconnaissance and prospecting by our geologists and by independent geologists, geophysicists and mining engineers. In addition, a number of geological and production studies have been performed on various sites and mines within the Tipuani Valley properties over the course of the known 400-year history of the Tipuani Gold Mining District by national and international agencies and companies. We have assembled and reviewed those studies during the evaluation phase while considering whether to make the Tipuani Valley properties acquisition. The Tipuani Valley properties have no established reserves pursuant to Guide 7 of the SEC Regulations, but gold mineralization has been identified within those claims.

     History of the Tipuani/Cangalli District of Bolivia
     ---------------------------------------------------

  Note: We have relied upon an independent geological consulting firm and historical information for the following history, and cannot assure its accuracy.

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

     Working Capital Shortages. Although our operations in Bolivia are carried on through our majority-owned subsidiaries, the financing of those operations is solely dependent on our ability to provide capital resources. From November 1997 through the date of the filing of this report, Golden Eagle experienced significant cash shortages in its operating funds. During January 1997, we negotiated a one-time, short-term bridge loan for $240,000 from a Texas bank. On March 6, 1997, this same Texas bank agreed to loan Golden Eagle $1 million pursuant to a revolving line of credit. This loan is
guaranteed by affiliates.   (See, Part III, Item 12, "Certain Relationships
and Related Transactions," below.) The first proceeds from the revolving line of credit were used to retire the short-term bridge loan. In addition, we paid its interest payments on the revolving line of credit during 1997, and subsequently through the filing of this report. This line of credit has been renewed and is due November 30, 2001; there are, however, no further funds that can be advanced under this line of credit. As a result of these capital shortages, Golden Eagle has been forced to issue its restricted common stock in private placements as compensation to some employees and consultants, as well as for equipment. These issuances result in dilution to current and future shareholders. For example, Golden Eagle issued a total of 16,794,258 shares of restricted common stock to individuals (non-affiliates) for a total of $513,600 during 2000. In addition, 11,519,839 shares of common stock were issued for consulting and legal services, with a value of $360,709 (See, Note E--Stockholders' Equity, p. F-14, Financial Statements attached hereto). We continue to require working capital and are not likely to receive any significant cash flow from operations in the foreseeable future. It is not likely that any unaffiliated party will advance debt to us on commercial terms. Thus, Golden Eagle may have to continue financing its operations through the sale of equity if it can do so in accordance with all legal requirements on terms acceptable to the Board of Directors. (See, Part III, Item 6, "Management's Discussion and Analysis, below, for further information regarding our liquidity shortages and capital requirements.)

     Golden Eagle has $5,491,062 in current liabilities, which come due at various times commencing in May 2001. We do not have, and will not have, sufficient funds to pay those liabilities unless it is able to raise sufficient capital or unless those creditors accept equity in satisfaction for, or to renew, the debt. There can be no assurance that we will be able to meet these financial obligations.

     Golden Eagle's operations and future planning, based on the foregoing discussion, are limited to, and by, its ability to raise financing through equity funding. Continued rehabilitation and maintenance of the Cangalli shaft, which is a necessary component of our future operations, are dependent upon this equity funding. Future projections for block caving operations in the Chaco Zone, again, are dependent on its ability to raise additional financing. Golden Eagle cannot assure that market confidence will enable it to raise needed additional debt or equity financing on reasonable terms for further exploration, operations, and plant construction capital.

     Activities on the Cangalli Properties. To date, Golden Eagle's operations on the Cangalli properties under contract (which have all been conducted through GEBM, with EMB as the holding company for the contract interests) have consisted of exploration work (including a limited amount of production) and documentary investigation. Historically, expenses incurred in connection with the Cangalli properties have exceeded any revenues generated thereby.

     In 2000, Golden Eagle projected that its subsidiary, GEBM, would enter into commercial scale production. To date, however, our gold production has primarily been the product of its exploration work on the properties, as well as unsuccessful attempts at mounting commercial open-pit operations. Our subsidiary, GEBM, has achieved no significant operating revenues from the Cangalli properties, and has not reached its goal of commercial production. To date it has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $161,000. All revenues generated to date were used in the Bolivian operations.

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

     In response, during 1999 and 2000, Golden Eagle contracted Bolivian and American metallurgists to study the losses and design a circuit and mining operation that would solve the specific problems. On August 2, 1999, Golden Eagle announced that it had received a new metallurgical report regarding the Cangalli gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. (See, "Investigations by Independent Consultants", in the section that follows below.) Management expects that the Bolivian operations will continue to experience fine gold losses until the installation of fine gold recovery circuits on the Company's metallurgical plants can be accomplished on the Cangalli properties, if ever. These fine gold losses might jeopardize the profitability of those operations, and therefore, Golden Eagle's economic viability. In addition, during 2001 we expect to be able to begin implementation of Dr. Atwood's operational plan, discussed at length in the following section, to increase production tonnages and even out the "nugget effect" or erratic distribution of gold in the deposit.

     Due to these technical and financial issues on staging its own operations, in the fourth quarter of 1998, Golden Eagle's management also contracted the services of Behre Dolbear & Co., Inc., an international firm that consults to the minerals industry worldwide to evaluate the Cangalli gold deposit. (See, "Investigation by Independent Consultants", in the following section.) This report was one of our criteria for inviting intended joint venture partners onto the Cangalli properties. On June 22, 1999, we announced that it had received the results of the Behre Dolbear study. While we considered Behre Dolbear's report to be favorable, we cannot assure that any potential joint venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with Golden Eagle.

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

     In addition, in 2000 we continued to carry out its program of acquiring title to the surrounding claims in the Paleo-Tipuani Trend. The 44,000-acre acquisition made and announced by the Company in November 1999, and the additional 25,000-acre acquisition announced in October 2000, were very important steps in exerting a dominant position in the historic Tipuani Gold Mining District. Nevertheless, Golden Eagle's management believes that it is essential, from various strategic perspectives, to consolidate these acquisitions, as well as any smaller contained claims. Although Golden Eagle has not yet commenced significant activities on the Tipuani Valley properties, it plans to pursue a program of proving the properties' value through exploration.

     Any shareholder, or potential shareholder, should carefully weigh in making any investment decision regarding Golden Eagle's stock the foregoing highly significant factors, and the other factors described in this annual report, including, without limitation: volatility of commodity prices; volatility of our stock prices and the lack of an established market for the our securities; the environmental risks associated with mining activities; the lack of proven mineral reserves; the risks and difficulties associated with international operations in general, and operations in South America, in particular; the concentration of our assets in a single area in Bolivia; the significant dependence on management and management's relative inexperience with certain aspects of large open pit and underground mining operations; and the "cooperative risk factor" discussed below in "The Company's Operations:
Business Atmosphere," Item 1. As a result of these factors, however, we continue to be a development stage company as that term is defined in SFAS No. 7, which has not yet produced minerals in commercial quantities.

     Investigations by Independent Consultants.
     -----------------------------------------

     We have assembled over one hundred geological reports and professional articles written on the subject of the Tipuani Gold Mining District in general, or specific mining operations within the District. The following, however, are reports on the Cangalli and Tipuani Valley properties based on studies commissioned directly by Golden Eagle specifically for the evaluation of mining claims it owns, or which are under its contractual control.

     * The Trites Report. In December 1995, Golden Eagle retained Albert F. Trites, a Denver-based geologist who received his B.S. in geology from the Colorado School of Mines, and his M.S. in geology from Columbia University, to perform an initial reconnaissance of the Cangalli gold deposit. Mr. Trites' initial verbal report back to us was very favorable, and he was retained to carry out a sampling program on the "Chaco" and "Cangalli Mine" sections of the Cangalli properties. Mr. Trites provided his report to our Board of Directors in January 1996, "Gold Deposits of the Tipuani Basin, Bolivia with Proposed Development and Mining of the Cangalli and Chaco Deposits". In that report, Mr. Trites estimated a gold "reserve" in the Chaco section; and a gold "reserve block" in the "Cangalli Mine" section. While we were encouraged by Mr. Trites' report, we concluded that a sufficient basis did not exist for the estimation of a "reserve" pursuant to Guide 7 of the SEC Regulations. The Company concluded that it needed more information, and a more detailed sampling of the gold deposit on the Cangalli properties.

     * The First Paravicini Report. To evaluate its conclusions regarding the prospective value of the Cangalli properties, Golden Eagle retained the consulting firm of Mr. Guido Paravicini, Eng., M.A., an independent Bolivian mining engineer and geophysicist. Mr. Paravicini received his B.S. in Mining Engineering from the Technical University of Oruro in Oruro, Bolivia; his M.A. in Geophysics from Washington University in St. Louis, Missouri; and had completed his course work for his Ph.D. in Geology from Harvard before his scholarship was terminated for economic reasons and he was unable to defend his dissertation. Commencing in December 1996, Mr. Paravicini carried out a review of the geological literature relevant to the Tipuani Gold Mining District in which the Cangalli and Tipuani Valley concessions are located. In addition, Mr. Paravicini, and his team of exploration field geologists, samplers, panners, and other auxiliary personnel, conducted field studies and sampling. Mr. Paravicini's findings and recommendations are found in his report of April 1997, Technical Geological Report on the Gold Deposits at Cangalli, Bolivia. Mr. Paravicini had estimated a substantial Indicated Resource of gold, and an extremely large Inferred Resource of gold. However, Mr. Paravicini's report highly recommended additional exploration and confirmation work that would be required to further establish the gold mineralization, and estimate reserves, if any.

     * The Second Paravicini Report. In July 1997, Mr. Paravicini and his team of exploration field geologists began a sampling and geological mapping program on the Cangalli properties. In May 1998, Mr. Paravicini issued his final report based on that field work, "Technical Geological and Sampling Report: Resources and Reserves on the Gold Deposits at Cangalli, Bolivia", which confirmed the existence of significant gold mineralization on the Cangalli properties under Golden Eagle's subsidiary's control. In his final report, Mr. Paravicini estimated substantial gold reserves in the "Chaco" and "Cangalli Mine" sections of the Cangalli properties, as well as substantial resources on a broader section. However, after further analysis of Mr. Paravicini's results, we concluded that he had not established "reserves" on the Cangalli properties pursuant to Guide 7 of the SEC Regulations, and the Company did not declare a reserve in its filings with the SEC, nor did it use a reserve in its accounting to determine whether to expense or capitalize exploration costs.

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

         "Based on specific observations within Golden Eagle's Cangalli landholding and the sample results, Behre Dolbear noted that:

             . "visible alluvial gold was recovered from 68 of 73 samples [93%] of Cangalli conglomerate taken from six widely separated areas, indicating that the Cangalli conglomerate is mineralized over an extensive vertical and horizontal section, albeit in the erratic, non-predictive manner typical of most alluvial deposits;

             . "gold recovered from the samples indicates grades ranging from zero to 5.64 g Au/m3. The mineralization is very erratic, sometimes changing from less than 0.01 g Au/m3 to greater than 1.0g Au/m3 in a vertical distance of 1-meter;

             . "using 0.8 g Au/m3 as a threshold grade of gold sufficient to warrant further consideration, 17 of 73 samples of the Cangalli conglomerate were in excess of this exploration target grade from four areas: Chaco [0.91, 0.96, 1.09, 1.14, 1.31, 1.80, and 4.56 g Au/m3], Isuhuaya [0.92, 1.01, 1.14,
                 1.40, 1.53, and 3.64 g Au/m3], Flor de Mayo [1.10, 2.41 and
                 2.79 g Au/m3], and Cangalli (within the town limits) [5.64 g Au/m3];

             . "the four surface areas, Chaco, Isuhuaya, Flor de Mayo and Cangalli, are considered potential targets for further exploration to determine the extent of the higher grade material;

             . "while no samples were taken from the Cangalli underground mine, the operation was visited and based on the observations of the Behre Dolbear personnel [two unsupervised mine runs which averaged 4.28 g Au/m3 and 21.55 g Au/ton], further consideration is recommended to confirm the existence of high grade material; and

             . "the Paleozoic bedrock in the Camino Maderero area sampled is not a potential source of primary gold mineralization.

             . "Behre Dolbear took a limited number of samples during the investigation. The program was not designed as a representative sample analysis for various reasons, including the areal extent of the property (approximately 40 square kilometers [24 square miles]), the thickness of the conglomerate (500 m [1,600 feet] to 2,500 m [8,000 feet] in thickness), and access to various sites (steep hills and valleys, many with +75 degree slopes)."

         While we were also encouraged by the Behre Dolbear report, Behre Dolbear had consistently represented that its study was not intended to confirm or estimate gold reserves or resources on the Cangalli properties.

     * The Atwood Report. On August 2, 1999, we announced that we had received a new metallurgical report regarding the results of a study relating to its Cangalli, Bolivia gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. Dr. Atwood was then also a member of Golden Eagle's technical advisory board, and is currently a member of Golden Eagle's Board of Directors. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) could range from $31 to $123 per ounce of gold produced, depending on the feed grade and tonnage being mined. Dr. Atwood also expressed his opinion that the difficulty other consultants have identified in recovering fine gold in Cangalli can be overcome with certain specified technology and equipment. Dr. Atwood's report, "Report of Investigation on the Cangalli, Bolivia Gold Deposit Recovery of Fine Gold with a Mine Plan and Economic Projections," was the result of his fieldwork on Golden Eagle's Cangalli site, as well as bench testing and laboratory analysis, although there can be no assurance that this work and these technologies can be scaled up for large-scale production. Dr. Atwood visited and investigated the Cangalli gold deposit several times since March 1997. His most recent work was performed between April and June 1999.

         Dr. Atwood's most significant findings reported to Golden Eagle are in three categories:

             . Fine gold recoveries. Other consultants have raised concerns that traditional mining and recovery methods used in the Cangalli area will not result in the recovery of a significant amount of the "fine gold" known to be present in the deposit. Dr. Atwood stated in his report, "Based on the work performed, the gold recoveries in the Chaco area [of the Cangalli gold deposit] can be expected to be in excess of 95%." He further stated, "Through enhanced acceleration in the centrifugal concentrator systems we have demonstrated that the historical fine gold losses suffered in the Cangalli area can be resolved."

             . Cost per ounce of gold produced. Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) will range from $31 to $123 per ounce of gold produced, depending of the feed grade and tonnage being mined. (It should be noted that Dr. Atwood's cost per ounce projections were not based on estimates of resources or reserves. Dr. Atwood based his projections on information from sampling data collected on the Cangalli site by other consulting geologists, geophysicists and mining engineers.)

             . Recommendation regarding operations. Dr. Atwood recommended in his report that Golden Eagle consider installing a 400-ton-per-hour, 8,800-ton-per-day, mining operation and recovery plant at the Chaco Playa site. He provided a mine plan and economic projections for his recommended operation based on various scenarios. His estimated cost for the plant construction, mining equipment acquisition, and operating and administrative costs during the start-up phase was $3 million, but ramping up operations could begin with a smaller investment. Dr. Atwood stated that he believes that his recommended mine plan would be the best and most cost-effective method for creating positive cash flow for the company, while also gathering a significant amount of information regarding the Cangalli gold deposit.

     * Current Studies and Operating Plans. Since the announcement of Dr. Atwood's report in August 1999, he has been appointed to Golden Eagle's Board of Directors, and to its management team as Vice President of Development (December 1999). In his capacity as Vice President of Development, Dr. Atwood has refined and expanded our operational plan to 11,000 tons per day. Dr. Atwood has also overseen the implementation of that plan with initial construction efforts and infrastructure improvements in the Chaco Zone. In our press release dated October 27, 2000, Dr. Atwood stated:

             . "Because of the sporadic deposition of the gold in the conglomerate material found on Golden Eagle's Cangalli and Tipuani Valley gold deposits, the Company's management has statistically calculated that a relatively large volume of potential ore must be processed to demonstrate the deposit's economic viability. In management's opinion, the cost of carrying out a statistically significant bulk sampling program, when compared to staging Golden Eagle's currently-projected mining and processing operation, are virtually the same. However, the potential benefits to Golden Eagle of generating income and high quality data at the same time from the production scenario are much greater. Golden Eagle's management believes that the secrets to the economic viability of Golden Eagle's Cangalli and Tipuani Valley gold deposits are: 1) volume, to even out per-ton gold grades and reduce costs; and 2) fine-gold recovery technology, to ensure the highest possible recovery of the gold present. Once these inexpensive volume earthmoving techniques and fine-gold recovery technologies have been perfected through this first plant, Golden Eagle's management projects conservatively that this same operation can be duplicated on many different sites within Golden Eagle's current landholdings of 74,000 acres."

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

     Geography and Climate in the Area of the
     Cangalli and Tipuani Valley Properties.
     ----------------------------------------

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

     The Bolivian climate is harsh much of the year, as is reflective of its mountainous location. However, internal transportation within Bolivia is good, with paved, gravel, or dirt all-weather roads to the edge of, and through, the Cangalli and Tipuani Valley properties. Access may become difficult during the rainy season (November-March), but is usually not an issue for more than a short period.

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

     We believe that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that our subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately four years, we have received informal and formal complaints from UCL's administration regarding our contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. Our management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of our management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties; force majeure; commodities and metals market fluctuations; or the failure of governmental institutions to support Golden Eagle's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt our relationship with UCL. However, we have defended, and intend to continue to defend, our rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. Furthermore, as described above, we are attempting to acquire a majority interest in the UCL.

     Relationship with Local and National Governments.   Although Bolivia is a
democratic republic and has had democratically elected presidents since 1982, it has been the subject of military coups in the past. Inflation in Bolivia appears to be under control at the current time (averaging less than 10% annually), but other economic signs are not so favorable. The per capita income in Bolivia is less than $1,000 per year and literacy is less than 80%. Bolivia has a negative balance of trade (importing more goods than it exports), and is significantly dependent on the stability of the other countries in South America for its own stability. Management has not noted any significant civilian unrest or high incidences of crime affecting Golden Eagle's operations, and management does not believe that, in the current situation, such problems are likely to have a materially adverse effect. However, should the Latin American economy in general, or the economy of Bolivia in specific, suffer adverse changes, times of political and economic unrest would likely return, and it would likely have a materially adverse impact on Bolivia and our operations.

     In all jurisdictions it is important for businesses to maintain good relations with governments and the governmental leaders. Golden Eagle's management has attempted to do so. We have kept the local and national political leaders informed as to our proposed operations, and have attempted to utilize local management and laborers in all appropriate positions. As a result of these efforts, Golden Eagle's President, Terry C. Turner; its Vice President for Development, Ronald L Atwood, Ph.D.; Board member, Max Staheli, MBA; and Technical Advisory Board member Donald Hausen, Ph.D., were all awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia during 1997 for their work in promoting investment in the Bolivian mining industry, and for their contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Consequently, management believes that its relationship with the national and state governments is good, and does not anticipate any unusual difficulties as it continues its work of exploring and developing the Cangalli and Tipuani Valley properties under its control.

     In addition to the foregoing, during 2000, Golden Eagle's officers attended several substantive meetings with Bolivian government officials at the highest levels, including: Bolivia's President, Hugo Banzer; the President of the Bolivian Senate, Leopoldo Fernandez; the Minister of Economic Development, Jorge Pacheco; the Vice Minister of Mining and Metallurgy, Rene Rengel; the Governor of the State of La Paz, Luis Alberto Valle; and the Bolivian Ambassador to the United States, Marlene Fernandez, among others. Golden Eagle's management believes that these meetings foster an important atmosphere of trust and confidence in promoting both Bolivia's national interests, as well as our corporate objectives.

     Principal products or services and their markets
     ------------------------------------------------

     We have begun our operations as a minerals and metals exploration company with very limited production; however, it has not yet commenced operation of its proposed business activities as a gold, silver and other minerals mining and marketing company. When, if ever, such activities are commenced, its principal products obviously will be such minerals and metals. (Golden Eagle has sold the gold resulting from its exploration and development activities within the Bolivian gold market, which is subject to the same international conditions affecting all gold markets. In 2000, gold continued to experience a substantial decline in price in the international markets.)

     Distribution methods of the products or services
     -------------------------------------------------

     When, if ever, Golden Eagle is successful in commencing and maintaining commercial production operations in its proposed business activities, it will utilize distribution methods that are customarily employed within the mining industry. We do not contemplate that it would be employing any distribution methods that would be considered innovative or unusual.

     Status of any publicly announced new product or service.
     --------------------------------------------------------

     Not applicable.

     Competition, business conditions and the small business issuer's competitive position in the industry and methods of competition.
     ----------------------------------------------------------------

     We are an insignificant participant among the firms that engage in the same line of business (mining) that we have chosen as our principal area of business concentration. Many of our competitors are companies with significantly greater financial and personnel resources, as well as technical expertise, than Golden Eagle. The combined financial resources and management experience of our officers and directors are very limited and we have encountered, and will continue to encounter, substantial competitive disadvantages compared to its competitors.

     Sources and availability of raw materials
     and the names of principal suppliers.
     ----------------------------------------

     As of December 31, 2000 Golden Eagle required no significant raw materials, other than mine timbers and routine mining supplies. If it ever conducts substantial, sustained mining operations, in Bolivia or elsewhere, it will need more significant quantities of mining equipment and supplies. Such items are often in short supply and may be unavailable.

     Dependence on one or a few major customers.
     -------------------------------------------

     Golden Eagle is currently somewhat dependent upon one contract with United Cangalli Gold Mining Cooperative, Ltd. ("UCL") to explore, develop, and mine 11 concessions along the Tipuani River in Bolivia, and market precious metals and minerals that may be produced. This concentration, or single focus, creates a risk that Golden Eagle's management has termed the "cooperative risk factor," which should be reviewed more carefully in Part I, Item 1(b), "Business Atmosphere", above. However, our management believes that it has implemented two important strategies to decrease this concentration or dependence. First, the acquisition of the Tipuani Valley properties decreases the dependence on the Cangalli properties; and, second, the acquisition of shares in UCL gives the Company a voice in UCL's affairs, and eventually may result in our control of UCL.

     Patents, trademarks, licenses, franchises, concessions,
     royalty agreements or labor contracts, including duration.
     ----------------------------------------------------------

     Golden Eagle, through Eagle Mining of Bolivia, Ltd. ("EMB"), has contracted for 11 concessions along the Tipuani River to explore, develop, mine, and market precious metals and minerals that it may be able to extract from the properties involved in the concessions as described above. This contract has a duration of 25 years through 2019, and is renewable for an additional 25 years through 2044.

     Need for any government approval of principal products or services.
     -------------------------------------------------------------------

     Neither Golden Eagle, nor its subsidiaries, are obligated to receive approval of their principal products or services. Some activities in which our subsidiaries are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. However, UCL has had those permits for many years, and Golden Eagle's subsidiaries are allowed to piggyback onto those permits and any others that are occasionally required for moving heavy equipment, etc.

Effect of existing or probable governmental regulations on the business.

     Golden Eagle intends to concentrate its immediate efforts in developing its Bolivian mining prospect and obtaining all necessary governmental approvals. The effect of such governmental regulations on its business should not cause us to incur any delays in commencing operations but may directly affect its ability to continue operations once commenced. It is impossible at this time to determine within any reasonable degree of certainty the effect of such regulations on its proposed business.

     Research and development activities.
     ------------------------------------

     Golden Eagle has not and does not intend to engage in any research and development activities.

     Costs and effects of compliance with environmental laws.
     --------------------------------------------------------

     Golden Eagle proposes to engage in an industry that is historically subject to assertive, time consuming, and expensive compliance with environmental law. There is, and can be, no assurance that we, with our small financial resources and limited personnel, will be able to comply with such environmental laws and yet operate in a commercially profitable manner.

     Golden Eagle has, however, retained an engineering firm to monitor its subsidiary's compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

     Number of total employees and number of full-time employees.
     ------------------------------------------------------------

     At December 31, 2000, Golden Eagle employed four full-time personnel, consisting of its President, Administrative Vice President, Vice President for Development, and its Corporate Secretary/Treasurer. While certain of these individuals periodically engage in other activities, due to the amount of time required to fulfill their obligations with us they are considered full time. In addition, we had at year-end several consultants and advisors as necessary to provide assistance to management.

     Also at December 31, 2000, Golden Eagle's majority-owned subsidiary, GEBM, employed 25 personnel including its President, Victor Hugo Bretel; one purchasing agent; one secretary; one accountant; two lawyers and a paralegal, and one administrative assistant in the administrative offices in La Paz, Bolivia. The additional personnel were employed in the mine offices and shops in Cangalli, Bolivia.

Item 2.     Property
            --------

     Golden Eagle's 74,000 acres of land holdings in the Tipuani Gold Mining District of Bolivia are discussed in detail in this report under "The Cangalli Properties" and "The Tipuani Valley Properties" (Please see, Part I, Item 1(b) at p. 3 above).

     Golden Eagle's executive office in the United States is located at 12401 South 450 East, Bldg. D2, Suite A, Salt Lake City, Utah 84020. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,000 per month on a one year, renewable lease that expires in 2002.

     In 1997, we entered into a five-year office lease at Av. 16 de Julio, No. 1525, Edif. Mutual La Paz Penthouse in La Paz, Bolivia. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,666 per month, with no escalation during the term of the lease. (This office space is shared with a private mining company, Bolivian Copper Chemical Company, S.A., ["BCCC"], which contributes one-third of the office lease costs, phones, and utilities. Our President, Terry C. Turner, is also the President of BCCC, and the Company's Vice President for Development, Ronald L Atwood, Ph.D. is the Vice President of BCCC. Golden Eagle's Board of Directors has received notice of, and approved of, Mr. Turner and Dr. Atwood's dual roles. Additionally, the Company's Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Mr. Turner and Dr. Atwood to disclose any conflicts that may arise in the future. At the time of this report, Mr. Turner and Dr. Atwood are the sole directors of Golden Eagle.)

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

Item 3.    Legal Proceedings
           -----------------

     At year end there were no actual or threatened legal proceedings against Golden Eagle, any Officer, Director or affiliate, except as follows:

     SEC Civil Action
     ----------------

     On May 7, 1998, the SEC filed a civil action (SEC vs. Golden Eagle International, Inc., et al, No. 98-Z-1020 [D. Colo.]) against Golden Eagle; our former president (who resigned in May of 1996); our former corporate secretary/treasurer (who resigned in October of 1999); our former public relations firm (which had not performed work for us since before May 1996); and two individuals who were neither officers nor directors of Golden Eagle, regarding acts which had occurred between 1994 and mid-1996. Among the allegations made in the SEC's Complaint were that Golden Eagle and the individuals involved had issued press releases that were false and misleading in an attempt to hype the value of Golden Eagle's stock.

     On November 14, 1998, the SEC filed an Amended Complaint in the above-referenced action alleging that Golden Eagle and its President had an inadequate basis for making a May 22, 1998, press release regarding the Paravicini geological report regarding the Cangalli gold deposit.

     In 1999, all defendants, including Golden Eagle, but not including Golden Eagle's President, settled the above civil action by entering into a consent agreement, neither admitting nor denying any of the allegations in the SEC's action, but consenting to the issuance of an injunction not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty.

     The only defendant remaining in the SEC's civil action in 2000, was Golden Eagle's President, with the only issue remaining bearing on the Company's May 22, 1998, press release regarding its receipt of a geological report on its Cangalli gold deposit. That matter came to trial in the Federal District Court of Denver, Colorado, on February 14, 2000. On February 18, 2000, after four days of testimony before the Court from both fact and expert witnesses, the Court ruled that the SEC had not proven that Golden Eagle's President had committed any of the alleged securities violations and entered judgment for Golden Eagle's President on all claims, dismissing the SEC's complaint. The Court further found that Golden Eagle's President acted reasonably in believing that the consulting firm's report about the Cangalli gold deposit was accurate based on the due diligence performed regarding the consultant, based on the highly reputed status of the consultant, and based on the technical advice from Ronald L Atwood, Ph.D., then a member of our Technical Advisory Board.

      Litigation/Potential Litigation With Former Employees/Officers
      ---------------------------------------------------------------

   . On June 29, 1998, a former employee and officer of Golden Eagle filed suit for enforcement of the terms of an employment contract (Paul Enright vs. Golden Eagle International, Inc., 98-CV-5118, Div. 1, District Court, City and County of Denver, State of Colorado). The Court dismissed this litigation in March 2000 because the former employee failed to pursue the matter diligently.

      Since Plaintiff's complaint was not dismissed with prejudice, the former employee re-filed in May 2000 (Enright v. Golden Eagle International, Inc., 00CV1908, District Court, City and County of Denver, Colorado), for enforcement of the terms of an employment contract. Golden Eagle filed its Answer and Counterclaim alleging that the employee had breached duties to Golden Eagle, and did not earn the compensation claimed.

      Golden Eagle is committed to vigorously pursue its defense against this former employee/officer, as well as prosecute its claims against him to the full extent of the law. This matter is still in the preliminary stages of discovery.

   . In September 1999, Sonia Orihuela de Velasquez, the wife of GEBM's president, Rene Velasquez, filed an executive action in the District Court of La Paz against Rene Velasquez, naming as a corollary party GEBM, Golden Eagle's operating subsidiary, to recover principal and interest on operating advances that she had given GEBM during the her husband's tenure as GEBM's president. This action was the direct result of GEBM's Board of Directors' decision to open discussions with Mr. Velasquez regarding his resignation, and the Board's appointment of an interim representative to continue operations during the pendency of negotiations with Mr. Velasquez. GEBM is defending this on this action and believes that the matter will be resolved during 2001. It should be noted, however, that the amounts sought by Ms. Velasquez are listed on GEBM's books in La Paz as a liability, but that GEBM does not acknowledge that it owes Ms. Velasquez any amount. Any interpretation to the contrary would be erroneous.

   . In September 1999, Rene Velasquez abandoned his position as President of GEBM and was replaced as president of GEBM by Victor Hugo Bretel. Mr. Velasquez subsequently filed a labor action and a civil action against GEBM and the Company in December 1999, to recover principal and interest on operating advances that he had made to GEBM, fees for the rental of equipment to GEBM, and for some back wages and benefits. The Company itself is defending on the basis of never having had any labor or contract relationship with Mr. Velasquez. GEBM is defending on this action and believes that the matter will be resolved during 2001. It should be noted, however, that the amounts sought by Mr. Velasquez are listed on GEBM's books in La Paz as a liability, but that GEBM does not acknowledge that it owes Mr. Velasquez any amount. Any interpretation to the contrary would be erroneous.

   . In October 2000, an action was filed against the Company to enforce the terms of a promissory note resulting from an employment contract (Hunsaker v. Golden Eagle International, Inc., Civil No. 00CV3346, District Court for Arapahoe County, Colorado). Plaintiff alleges that the Company entered into a promissory note in February 1997 covering back salary owed from 1995 and 1996. Golden Eagle answered Plaintiff's complaint denying Plaintiff's allegations and counterclaimed that Plaintiff had breached her initial employee agreement and had breached duties of loyalty and fiduciary duty Furthermore, Golden Eagle counterclaimed that Plaintiff had intentionally interfered with contractual relations and business advantages, and had entered into a civil conspiracy with other third parties to engage in acts intended to injure the Company. We believe that we will prevail on the merits, but cannot assure such a result.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     None

PART II
-------

Item 5.   Market for Golden Eagle's Common Equity and
          Related Stockholder Matters
          ---------------------------

     (a)    Market Information

     Golden Eagle's common stock is quoted on the Over-the-Counter ("OTC") Bulletin Board of the National Association of Securities Dealers ("NASD") under the trading symbol "MYNG".

     On December 12, 2000 Golden Eagle's common stock was cleared for trading on the OTC Bulletin Board. Prior to that date, between July 6, 1998 and December 12, 2000, Golden Eagle's common stock had been quoted on the "pink sheets" due to an SEC 10-day trading suspension issued on June 22, 1998. The trading suspension was issued in response to our issuance of a press release on May 22, 1998 regarding the receipt of a geological report on its Bolivian gold property. All of the issues surrounding that trading suspension have been resolved (See, Part I, Item 3 at p. 16 above), and on February 18, 2000, the Federal District Court in Denver, Colorado, found in favor of Golden Eagle's president on all of the SEC's civil allegations regarding the issuance of the press release and dismissed the SEC's complaint.

     Golden Eagle's common stock has been the subject of significant rumor and innuendo published by unaffiliated parties on the Internet and in other media. These rumors have had significant impact on the market for our common stock. Golden Eagle does not, and legally cannot, respond to each rumor, and must advise its shareholders, and potential shareholders, to investigate the source of any statement with respect to Golden Eagle before relying upon that statement.

     There is a significant amount of our restricted stock overhanging the over-the-counter market, although no person may sell restricted stock into the over-the-counter market without first filing a Form 144 with the Securities and Exchange Commission announcing his or her intention to make such sales, or until after holding the shares for at least a two-year period.

     The public market for Golden Eagle's common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize.

     Golden Eagle is authorized to issue Eight Hundred Million (800,000,000) common shares, of which 172,746,242 shares were outstanding as of December 31, 2000. In addition, we are authorized to issue Ten Million (10,000,000) preferred shares. No shares of preferred stock have been issued. The following table shows the high and low bid of Golden Eagle's common stock during the last two years and the current fiscal year.

                   1999               Low Bid     High Bid
                   ---------------------------------------
                   First Quarter      $.125       $.450
                   Second Quarter     $.125       $.343
                   Third Quarter      $.03        $.26
                   Fourth Quarter     $.02        $.10

                   2000               Low Bid     High Bid
                   ---------------------------------------
                   First Quarter      $.03        $.375
                   Second Quarter     $.05        $.36

                   Third Quarter      $.02        $.13
                   Fourth Quarter     $.025       $.105

                   2001               Low Bid     High Bid
                   ---------------------------------------
                   First Quarter      $.05        $.105


     It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may create a significant price fluctuation.

     Holders

     As of December 31, 2000, there were approximately 927 shareholders of record of Golden Eagle's common stock. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise.

     (c)     Dividends

     We have never paid a cash dividend on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            ------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     At each of December 31, 1999 and 2000, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the present time, our current liabilities have exceeded current assets. At times, this situation has created significant hardship for us in meeting our obligations to pay its bills currently, although at December 31, 2000, we were able to pay its subsidiary's salaries and Christmas bonuses to its Bolivian employees, as well as our suppliers' billings and other current expenses.

     As discussed below, our working capital deficit is due to short-term loans made from affiliates and unrelated parties, bank debt, accrued compensation, and accounts payable. Golden Eagle has $5,491,062 in current liabilities, which come due at various times commencing in May 2001. We do not have, and will not have, sufficient funds to pay those liabilities unless it is able to raise sufficient capital or unless those creditors accept equity in satisfaction for, or to renew, the debt. There can be no assurance that we will be able to meet these financial obligations.

     To shed more light on our financial position during 1999 and 2000, it is important to understand Golden Eagle's recent financial history. During the first half of 1997, we obtained loans from an unaffiliated Texas bank that were guaranteed by an affiliate of Golden Eagle or unaffiliated family members of that affiliate. Golden Eagle acquired the first loan, a short-term bridge loan in the total amount of $240,000, in February 1997. We then acquired a second, term loan in the total amount of $1,000,000 in May 1997. The term loan repaid the bridge loan and is currently due and payable November 30, 2001. The loan bears interest at 8.5% per annum and was collateralized by Mary Erickson, a former officer and director of Golden Eagle who resigned in October 1999. Ms. Erickson personally guaranteed repayment of the amounts due and pledged 13,500,000 shares of our restricted common stock owned by Golden Eagle Mineral Holdings, Inc. (a significant shareholder of Golden Eagle as described below in Item 11, "Security Ownership of Certain Beneficial Owners and Management"). These loans were further collateralized by assets owned and guarantees issued by Ms. Erickson's family members; these family members were not affiliates of Golden Eagle at the time of these transactions. As a fee for consideration of the family members' guarantees of the $1 million loan, we issued a total of 20,000,000 shares of restricted common stock that was valued at $.10 per share. We pay monthly interest on this loan, and owe the outstanding original principal.

     On January 6, 2000, Golden Eagle's Board of Directors approved the issuance of 13,000,000 restricted shares of common stock to an engineering firm in exchange for the reduction of our debt from $424,884 to $34,884. This debt arose from working capital and operating loans advanced to Golden Eagle in 1998 to meet working capital needs. Our working capital shortages have continued to the present time. As of year-end 2000, we owed this engineering firm a small balance. However, subsequent to year-end, we have satisfied our indebtedness to this firm in full.

     Private Placements. We also have used our common stock directly to raise capital and to satisfy some of our obligations. During 2000, we issued a total of 16,794,258 shares of restricted common stock to accredited investors (non-affiliated) at a price of $.03 to $.05 per share. These private placements were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy our working capital obligations associated with its exploration, evaluation, rehabilitation and maintenance activities in Bolivia; to meet our commitments under its agreement with UCL; and to pay its general and administrative expenses in the United States and Bolivia. Funds were also used for the purchase of individual shares in UCL, and for acquisition costs and claims fees (patents) for the Tipuani Valley properties.

     Our ability to use our capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although we have exerted its best efforts to comply with all applicable regulations, there can be no assurances that we have been able to do so. To the extent there may be any non-compliance, we may incur certain liabilities, although no such claims have, to our knowledge, been asserted to date.

     Convertible Debenture Agreements. Golden Eagle entered into a Convertible Debenture Agreement with an accredited investor and current shareholder during the first quarter of 2000, for $300,000. The terms of the debenture are: a one year term at an interest rate of 10% per annum; and a right of conversion of principal and interest, or any part thereof, at the election of the note holder to restricted shares of our common stock at the lesser of $.03 or one-half of the market for the three trading days prior to conversion.

     Subsequently during the course of 2000, Golden Eagle entered into five other Convertible Debenture Agreements containing identical terms with the same accredited investor for an additional amount of $675,000, for a total for the year 2000 of $975,000. (See, Footnotes to the Financial Statements, Note C, p. F-13.)

     Private Placements Subsequent to Year-End 2000. We have also continued to make private placements during the first quarter of 2001 with accredited investors who are current shareholders. As of the date of the filing of this report, we had received $213,980 in private placement proceeds in exchange for 6,889,095 shares of restricted common stock. Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

     GEBM. Our subsidiary, GEBM, has achieved no significant operating revenues from the Cangalli properties, and has not reached its goal of commercial production, although to date it has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $161,000. All revenues generated to date were used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli and Tipuani Valley properties, there can be no assurance that any revenues received will exceed expenses incurred.

     We have no significant capital commitments other than to continue to evaluate and explore its properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially.

     UCL. During 2000, we instituted a program of purchasing individual shares from shareholders in UCL at the price of $5,000 per share or Certificate of Interest. We purchased three shares outright, and made varying deposits on a number of additional shares by the time of the filing of this report. (Please see, Part I, Item 1(b), "Business of the Issuer, The Cangalli Properties," above, for a full discussion.)

     Plan of Operations. Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (with the price of gold at approximately $265 per troy ounce), our management has set the following priorities for the use of proceeds as they become available:

   . Maintenance of current operations, contractual payments, and land patent payments;

   . Consolidating the acquisition of the Tipuani Valley properties and any additional surrounding or adjacent landholdings within the Paleo-Tipuani Trend;

   . Acquisition of a majority of shares or ownership interests in UCL, and thereby a controlling interest in the Cangalli properties;

   . Implementation of recommendations from the geological and metallurgical reports, including, but not limited to:

           * Constructing a metallurgical recovery plant in the Chaco Zone to begin commercial production.

           * Entering second-stage resource confirmation work with the Company's geological consulting firm.

           * Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     As stated above, our implementation of any or all of these planned strategies requires significant infusions of working and operating capital, and we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

     In summary, therefore, we believe that we do not have sufficient liquidity or all of the necessary capital resources to complete the purchase of the shares of the majority of UCL's members or to accomplish its other operational objectives. However, our management expects to accomplish those objectives as operational necessary and sufficient operating funds come available. Golden Eagle's current status, together with the risks associated with exploring for gold in Bolivia, and the currently low price of gold, all combine to make it more difficult for it to raise such funds on reasonable terms. Issues that should be of concern to prospective investors include (without limitation) the significant working capital shortage, the lack of proven mineral reserves in accordance with Guide 7 of the SEC Regulations, the difficulties associated with international operations, the concentration of our assets in a single area in Bolivia, the significant dependence on management, and the "cooperative risk factor" discussed above in "Golden Eagle's Operations: Business Atmosphere," Part I, Item 1(b).

     Results of Operations
     ---------------------

     Our operations have resulted in significant losses and negative cash flow from operations during the past several years. Notwithstanding the limited amount of revenues generated from mining operations ($161,000 in post-royalty revenues since entering into the contract on the Cangalli properties over a four year period of time while conducting rehabilitation, maintenance and exploration of the mine and properties), Golden Eagle's general, administrative and other costs have vastly outstripped the resources it has generated through operations. As described above in "Liquidity and Capital Resources," we have been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), private placements and debt/equity financing, to meet its working capital obligations and to finance our continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses in such a manner.

     The following sets forth certain information regarding our results of operations during 2000 compared with 1999.

     Golden Eagle incurred operating expenses totaling $1,455,823 in 2000, as compared to $1,452,321 in 1999, an increase of 0.2%. As a result of having limited revenues from operations, we incurred operating losses of ($1,454,947) in 2000 and ($1,446,050) in 1999, an increase of 0.6%.

     We have accrued compensation and related payroll taxes of approximately $1,456,382 through December 31, 2000. (Neither our President nor our former Secretary/Treasurer were paid any compensation in 1998, 1999, 2000 or to date in 2001, although salaries are continuing to accrue at the rate of $200,000 per year for the President, and continued to accrue for the former Corporate Secretary/Treasurer up to her resignation in October 1999.) In addition, during 2000 we paid consultants approximately $513,600 in stock. Compensation costs are expected to increase in 2001 and beyond if we are successful in expanding its operations.

     Our costs and operating expenses for 2000 slightly increased as to general and administrative expenses, totaling $1,215,879, compared to $1,195,645 in 1999, a 1.7% increase. Exploration expenses in 1999 continued to decrease, totaling $156,376 compared to $174,608 in 1999 as a result of decreased exploration activities conducted on the properties during 1999. In addition, depreciation remained virtually the same in 2000, $83,568 compared to $82,068 in 1999.

     Legal expenses in 2000 increased as a result of the successful defense of our President in February 2000, in a civil action with the SEC in which the Court found against the SEC on all of the allegations and dismissed the SEC's complaint. In addition, we defended and counterclaimed in other litigation in Bolivia and the U.S. with former employees regarding issues surrounding the employees' contracts and their tortious activities. Legal expenses totaled approximately $121,596 in 2000, as compared to $85,000 in 1999. Accounting and other professional expenses in 2000 of approximately $79,000 increased from the 1999 total of approximately $68,000. We expect that future legal, accounting and other professional expenses will increase in 2001 due to increased administrative activity on our part regarding production efforts, and litigation matters both in the U.S. and in Bolivia.

     Capital expenditures for property and equipment increased in 2000 to $37,113. By comparison, 1999 results show capital expenditures of $8,083. These small capital investments underscore the fact that we are not yet in commercial production and were not able to make the substantial capital investments in 2000 that were required to put our Bolivian operations into commercial production.

     We incurred interest expenses in 2000 of $364,921, as compared to 1999 interest of $340,716. Loan interest costs will increase during 2001 because of increased borrowings through convertible debenture agreements, or other loan arrangements, necessary to maintain liquidity for operating purposes. As of December 31, 2000, capitalized costs are principally $115,741 paid for prospect and property acquisition rights, $804,769 for mining equipment, $477,755 for office equipment and $59,796 for vehicles, for a total of $1,058,061. Subtracting depreciation from that number, property and equipment total $751,788. Together with current assets and other assets, Golden Eagle has total assets of $1,294,087.

     We had a net loss for 2000 of ($1,817,041), compared to its net loss in 1999 of ($1,774,827), resulting in a per share loss in 2000 of ($.01) compared to a per share loss in 1999 of ($.02). We anticipate that the trend of net losses will continue in 2001, as we invest further in developing its Cangalli and Tipuani Valley properties, and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Impact of Inflation and Changing Prices
     ----------------------------------------

     We have not experienced any impact from the effects of inflation during the last three operating periods, 1998, 1999 or 2000. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

Item 7.     Financial Statements
            --------------------

Please refer to pages F-1 through F-20.

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure
            ---------------------------------------

     There were no disagreements with our accountants on any matters of accounting principles, practices or financial statement disclosures during 2000 through the present.

PART III
--------


Item 9.     Directors and Executive Officers of the Company
            and Compliance with Section 16(a) of the Exchange Act.
            -------------------------------------------------------

     The following table sets forth certain information concerning our directors and executive officers (including its subsidiaries) as of December 31, 2000. These people continue to hold the stated positions as of March 26, 2001:

Name                          Age   Position                Term of Office
-----------------------------  ---- ----------------------- -----------------
Terry C. Turner (1)           48    President, Chairman &
                                    CEO                       2/14/97-present

Ronald L. Atwood, Ph.D.       59    Vice President for
                                    Development & Director   12/21/99-present

Max Staheli, MBA              58    Director                   5/8/00-present

Harlan M.(Mac) Delozier III   57    Administrative Vice
                                    President (Bolivia)       3/1/97- present

Jennifer T. Evans             22    Secretary/Treasurer      11/12/99-present

Victor Hugo Bretel            55    President, GEBM          12/14/99-present

___________

     (1) Director, Eagle Mining of Bolivia, Ltd. and Golden Eagle Bolivia Mining, S.A.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. Jennifer T. Evans is Mr. Turner's daughter. No other family relationships exist among the officers and directors.

     Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal. No director of Golden Eagle is a director of another company having securities registered under
Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

     Biographical Information
     ------------------------

     A brief summary of the business experience of each person who is currently an officer or director of Golden Eagle, and such person's service with us, is as follows:


     Terry C. Turner is President, CEO and a Chairman of the Board of Golden Eagle, appointed to those positions on February 14, 1997. Mr. Turner received a B.A. in Political Science (1977) and a B.A. in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. Mr. Turner is also a member of the Bar of Washington, D.C., the American Bar Association and the Inter-American Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia and is the first and only American attorney admitted to practice law in Bolivia.

     From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia.
From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to date, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. (Our Board of Directors has received notice of, and approved of, Mr. Turner's dual role. Additionally, our Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Mr. Turner to disclose any conflicts that may arise in the future.) During the entire period of 1983 through 1997, Mr. Turner was affiliated with and "of counsel" to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with Golden Eagle in February 1997, Mr. Turner was corporate counsel in Bolivia for the Company and its subsidiaries, Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Ronald L Atwood, Ph.D. was appointed to the position of Vice President of
Development and a director for Golden Eagle on December 21, 1999.   Dr. Atwood
received a B.S. in Metallurgical Engineering, and a Ph.D. in Metallurgy from the University of Utah. He has published nine papers on various aspects of metallurgy. He holds numerous patents in the field of extractive metallurgy. Dr. Atwood was a professor of metallurgy at Michigan Tech (1972-74) and the University of Idaho (1974-75). Dr. Atwood has served on the board of Newmont Exploration, as well as Chief Metallurgist for Foote Mineral (1975-82), Director of Research for Newmont Gold (1986-87) and Newmont Metallurgical Services (1987-89), all divisions of Newmont Mining. Dr. Atwood also currently serves as Vice President and a director of Bolivian Copper Chemical Company, S.A., in La Paz, Bolivia, a private copper mining company. (Our Board of Directors has received notice of, and approved of, Dr. Atwood's dual role. Additionally, our Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Dr. Atwood to disclose any conflicts that may arise in the future.) Dr. Atwood was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Max S. Staheli was appointed as a director of Golden Eagle on May 8, 2000. Mr. Staheli received a B.A. in Finance and an MBA from the University of Utah. He worked for KPMG Peat, Marwick & Co. in Honolulu, Hawaii in the late 60's, and nine years as a manager with Atlantic Richfield Co. (1973-82). Mr. Staheli spent the last 14 years with Barrick Gold Corporation, most recently as their Controller of South American Operations headquartered in Lima, Peru. Mr. Staheli developed and implemented administrative policies and procedures for Barrick's launch into South America. He also successfully built the corporate structure for Barrick's extensive exploration and development program, which included Bolivia. Mr. Staheli was instrumental in the rapid growth of Barrick Gold Corporation in the South American market between 1994-96. Mr. Staheli was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.


     Harlan M. (Mac) Delozier III was appointed to the position of Administrative Vice President for Bolivian Operations for Golden Eagle International, Inc. on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until his appointment with Golden Eagle in 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to date, Mr. Delozier has also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia. (Our Board of Directors has received notice of, and approved of, Mr. Delozier's dual role. Additionally, our Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Mr. Delozier to disclose any conflicts that may arise in the future.)

     Jennifer T. Evans was appointed as Golden Eagle's Corporate Secretary/Treasurer by the Board of Directors on November 12, 1999. Ms. Evans resided in La Paz, Bolivia from 1983 to 1986, and again from 1994 through 1997. She is fluent in Spanish and associated with the Company's La Paz office personnel while residing there. Ms. Evans has studied at the University of Utah and the Salt Lake Community College, and is currently finishing her B.A. degree in Spanish. Ms. Evans is the daughter of Golden Eagle's President, Terry C. Turner.

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

     Technical Advisory Board
     ------------------------

     In addition to relying on its management, in May 1997, our Board of Directors formed a Technical Advisory Board to assist with the evaluation, exploration and operation of its current Bolivian gold prospect, and any future acquisitions. This Advisory Board initially consisted of three members with broad backgrounds and extensive experience with major mining companies. Two of the Advisory Board's members have joined us: one as Vice President for Development and as a member of the Board of Directors; the other is a member of the Board. The remaining member was joined by a new member in January 2000, and they are the following:

     Donald M. Hausen, Ph.D was appointed to the Technical Advisory Board in May 1997. Dr. Hausen received a B.S. in Geology from Idaho State College, an M.S. in Geology from the University of Oregon, and a Ph.D. in Geology from Columbia University in New York. He has served as the Chairman of the Process Mineralogy Committee of the SME-AIME on several occasions. Dr. Hausen is a member of the Mineralogical Society of America; Society of Economic Geologists; CIM; Ore. Geol. Reviews (Editorial Advisory Board) and the International Congress of Applied Mineralogy. Dr. Hausen has worked for the U.S. Army Corps of Engineers, U.S. Bureau of Mines, Atomic Energy Commission, Union Carbide Nuclear Company, Newmont Exploration Limited (Chief Mineralogist, 1964-87), and Newmont Metallurgical Services (Chief Mineralogist, 1987-90). Dr. Hausen was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Dr. Hausen has been on our Bolivian gold deposit and wrote a report in September 1997.

     Henry (Rick) Sandri, Ph.D was appointed to the Technical Advisory Board in January 2001. Dr. Sandri received his B.S. in Foreign Service from Georgetown University; his M.A. in Applied Economics from American University; and his Ph.D in Mineral Economics from the Colorado School of Mines. He was the Senior Corporate Economist for Meridian Minerals; Vice President of Research Applications, Inc.; and Senior Corporate Planner for Burlington Northern, Inc. of Seattle, Washington from 1982-87. Meridian and Research are wholly owned subsidiaries of Burlington Northern. Dr. Sandri was a consulting partner with Mineral and Energy Resource Consultants of Boulder, Colorado from 1987-88. In 1988, Dr. Sandri became Vice President of Planning and Business Development for INCO, Ltd., of Toronto, Canada from 1988-94. From 1994 through 2000, Dr. Sandri was a Senior Associate of Behre Dolbear & Company, Inc. of Denver, Colorado. Since 1996, Dr. Sandri has conducted financial and engineering feasibility studies and due diligence evaluations, and assisted in the final financing efforts, for over $3 billion worth of project financing. In 1998 and 1999, Dr. Sandri led a team of geologists for Behre Dolbear & Company, Inc., in a verification study concerning the size and nature of our Bolivian gold deposit.

     We have no other significant employees who are neither officers nor directors.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings.

     Based solely on its review of the copies of the reports we received from persons required to file, we believe that during the period from January 1, 1999 through December 31, 2000, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with, except as follows:

     Rene Velasquez became a Section 16(a) reporting person in June 1996 when his position with the Company's subsidiaries became equivalent to an executive officer of the Company. He filed his Form 3 in March 1999.

     Mac Delozier became an executive officer of the Company and, therefore, a
Section 16(a) reporting person in March 1997. He filed his Form 3 in October 1998. Mr. Delozier also filed Forms 4 and 5 on March 26, 2001.

     Ronald L Atwood, Ph.D., became a director and an executive officer, and therefore, a Section 16(a) reporting person in December 1999. He filed his Form 3 in April 2000.

     Jennifer T. Evans became an executive officer, and therefore, a Section 16(a) reporting person in November 1999. She filed her Form 3 in April 2000.

     Victor Hugo Bretel became a Section 16(a) reporting person in December 1999 when his position with the Company's subsidiary, GEBM, became equivalent to an executive officer of the Company. He filed his Form 3 in April 2000. Mr. Bretel also filed Forms 4 and 5 on March 26, 2001.

Item 10.  Executive Compensation
          ----------------------

      Summary Compensation Table
      --------------------------

     The following table sets forth information regarding compensation paid to the chief executive officers of Golden Eagle International, Inc. for the year ended December 31, 2000. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them by the Company and any subsidiary.



                             Annual Compensation   Long Term Compensation
                           ---------------------- --------------------------------
                                                        Awards             Payout
                                                  ------------------------ ------
                                                              Securities
                                                              Underlying           All
Name and                                          Restricted  Options &     LTIP   Other
Position            Year    Salary  Bonus  Other  Awards      SAR's         Payout Compensation
------------------- ------- ------- ------ ------ ----------- ------------- ------ ------------
Terry C. Turner     1998    $0(A)    $0     $0      0         10,000,000(B)  $0    $0
Chairman,
President &         1999    $0(A)    $0     $0      0         5,000,000(B)   $0    $0
Chief Executive
Officer             2000    $0(A)    $0     $0      0         $0             $0    $0

___________


                                      27

     (A) Mr. Turner has accrued salary at the rate of $200,000 per year since February 14, 1997, although only $48,592 was paid in 1997 and no salary was paid in 1998,1999 or 2000, resulting in the accrual of $750,000 in back salary. This accrued but unpaid salary is a liability of the Company but bears no interest.

     (B) Includes 10,000,000 options that vested in November 1998, and 5,000,000 options that vested in November 1999. These options are exercisable at $0.16 per share and expire on November 15, 2001.

     On June 1, 2000, our Board of Directors adopted the "Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan," (the "Plan") which provides for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock. The plan reserves the right to issue up to 20 million shares in the discretion of the Board of Directors.

     Under the Plan, in 2000, we issued for services rendered, 2,838,527 shares to attorneys for legal fees and 672,500 shares for services to certain employees of our Bolivian subsidiary.

     In addition, on November 3, 2000, the Board of Directors granted a retention bonus to certain employees of its Bolivian subsidiary, and its Administrative Vice President in Bolivia, consisting of a total of 1,820,000 shares, 1,240,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period.

     Golden Eagle's President and its former Secretary/Treasurer accrued salary during the period from 1997 through October 1999, when the former Secretary/Treasurer resigned. However, the President's salary continues to accrue at the rate of $200,000 per annum, which sum, together with other accrued salaries, will be paid as we are able; $1,456,382 has been accrued through December 31, 2000 in compensation and taxes.

     We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     There are no employment agreements with our other employees.

     Options/SAR Granted During Year Ended December 31, 2000
     -------------------------------------------------------

     No stock options or stock appreciation rights were granted to any person in 2000.

     However, as referred to above, employees of the Bolivian subsidiary and Golden Eagle's Bolivian offices have received shares, but have also received a "Retention Bonus" as described in the prior section, Part II, Item 10, Executive Compensation.

    Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
    --------------------------------------------------------------------------

     No executive officer exercised any options or stock appreciation rights during the 2000 fiscal year.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
-------------------------------------------------------------------------------------------------
Name                   Shares Acquired         Value Realized ($)   Number of      Value of
                       On Exercise                                  Unexercised    Unexercised
                                                                    Securities     In The Money
                                                                    Underlying     Option/SARs
                                                                    Options/SARs   At FY-End ($)
                                                                    At FY-End (#)  Exercisable/
                                                                    Exercisable/   Unexercisable
                                                                    Unexercisable
-------------------------------------------------------------------------------------------------
Terry C. Turner         0                       0                   15,000,000     $0 (a)
-------------------------------------------------------------------------------------------------

(a)   Exercisable at $.16 per share through November 1, 2001. Current market price is approximately $.07.



     Long Term Incentive Plan - Awards in Last Fiscal Year
     -----------------------------------------------------

     We have no long-term incentive plans other than the "Retention Bonus" described in Part II, Item 10.

     Defined Benefit or Actuarial Plan Disclosure
     --------------------------------------------

     In October 1998, we adopted a medical insurance plan for its employees, which plan became effective on November 1, 1998. We currently has no stock ownership or other profit sharing or pension plans, nor life insurance or any other benefit plan for its employees, but may adopt such plans in the future. We have no retirement plans and, therefore, have made no contributions to any such plan on behalf of the named officers.

     Compensation of Directors
     -------------------------

     One director received $1,000 per month as director's compensation, for a total of $8,000 during 2000. However, other directors did not receive compensation outside of their compensation as officers of the Company, which is described in the Summary Compensation Table above. One of the Company's Technical Advisory Board members receives compensation at the rate of $1,000 per month, in addition to $800 per day, plus expenses, for any additional required consulting in the field. The other member of the Technical Advisory Board receives compensation in connection with certain consulting services when rendered by him, for which he received $6,000 during 2000.

     Except as described herein, no officer or director of Golden Eagle has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on our behalf.

     Employment Contracts and Termination of Employment
     and Change-in-Control Arrangements.
     -----------------------------------

     We have no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with us. We have no plan or arrangement with respect to any such persons that will result from a change in control of Golden Eagle or a change in the individual's responsibilities following a change in control.

     Report on Repricing of Options/SARs
     -----------------------------------

     Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     At December 31, 2000, we had only one class of outstanding voting securities, our common stock (referred to herein as the "Common Stock"). The following table sets forth information as of December 31, 2000 with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

Name of                                     Shares owned       Percent
beneficial owner                            beneficially (1)   of class
------------------------------------------- ------------------ -------------
Mary A. Erickson                              24,441,467 (2)     14.0%
12403 So. 450 East, Bldg. D2, Suite A
Salt Lake City, Utah 84020

Terry C. Turner                               15,000,000 (3)     8.6%
12403 So. 450 East, Bldg. D2, Suite A
Salt Lake City, Utah 84020

Herbert M. Seydler, Jr. and Ravia Seydler     12,861,600 (4)     7.4%
c/o Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston, TX  77002

Betty Jane Seydler                            12,510,000 (5)     7.2%
c/o Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston  TX  77002

Ronald L Atwood, Ph.D.                         2,005,800 (6)     1.2%

Harlan M. (Mac) Delozier                       1,900,000 (7)     1.1%

Max Staheli                                    0                 0

All officers and directors
as a group (5 persons)                        18,905,800         10.9%
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

(6) The Company contracts with a consulting firm for the services of Ronald Atwood, Ph.D. That consulting firm has received 2,005,800 shares of restricted common stock of the Company as compensation for metallurgical studies conducted on the Company's Bolivian gold deposit. While Dr. Atwood is neither an officer nor director of the consulting firm, he may, in the future, benefit from the Company's shares paid to the consulting firm.

(7) On November 3, 2000, the Board of Directors granted a bonus of 1,000,000 shares of restricted common stock to Mr. Delozier for his years of service to the Company, as well as a "Retention Bonus" of 300,000 shares of restricted common stock per year that Mr. Delozier remains with the Company, vesting on November 1, 2001, 2002 and 2003. These shares were not part of the S-8 Registration contemplated in the "Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan" authorized by the Board of Directors on June 1, 2000.

    We know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Golden Eagle, except the pledge by Golden Eagle Mineral Holdings, Inc. of 13,500,000 restricted shares to Frost Bank described above in Note (2). This loan is not in default.

Item 12.  Certain Relationships and Related Transactions
          -----------------------------------------------

     Stock Issuances
     ---------------

     Golden Eagle Mineral Holdings, Inc. ("GEMH"), became a controlling shareholder of Golden Eagle International, Inc. in November 1994, when it
acquired 20,000,000 shares of our restricted common stock.   GEMH paid us a
secured promissory note payable to us in the amount of $25,000 at ten percent interest, due on demand. GEMH paid this note in full with all accrued interest in 1995. Since then, GEMH has transferred certain of these shares to repay certain of GEMH's financial obligations incurred as a result of GEMH's investment in Golden Eagle.

     Herbert M. and Ravia Seydler (the "H. Seydlers") are Mary Erickson's parents (Ms. Erickson is Golden Eagle's former Corporate Secretary/Treasurer who resigned October 1, 1999); Betty Jane Seydler ("B. Seydler") is Ms. Erickson's aunt. Neither the H. Seydlers nor B. Seydler control, are controlled by, or are under common control with Ms. Erickson. They each maintain separate households from Ms. Erickson and her family. Until the H. Seydlers and B. Seydler became significant shareholders of Golden Eagle as a result of the April 1997 transaction described hereafter, neither was our affiliate.

     During 1996, B. Seydler had advanced $450,000 to us on an unsecured basis. As of January 1, 1997 Golden Eagle also owed approximately $314,000 to the H. Seydlers. In April 1997, we agreed to issue 5,000,000 shares of its restricted common stock to H. Seydler, B. Seydler, and H. Seydler's trust in payment of accrued interest of $25,000 and for their renewal and extension of these loans for three years.

     Also in April 1997, Mr. Seydler's trust and a related trust established for the benefit of B. Seydler guaranteed the repayment of a $1,000,000 loan from Frost Bank of Houston, Texas, made to the Company. We issued 10,000,000 shares of its restricted common stock to each of the H. Seydler Trust and the
B. Seydler Trust for their guarantee of the obligation to Frost Bank. In the opinion of management, Frost Bank would not have made the loan to us without the guarantees from the two trusts. Furthermore, we were unable to repay the loans due to H. Seydler or his trust, or B. Seydler, at the time they agreed to extend the obligations. Consequently, the Board of Directors believed that its agreements with H. Seydler, B. Seydler, and their trusts, were in our best interests and our shareholders, and were more favorable than the terms that could have been obtained from unrelated parties, if any terms for similar transactions could have been obtained. Based on its discussion with Frost Bank, among others, the Board of Directors doubts that any other party would have assisted us, as did H. Seydler, B. Seydler, and their trusts. As a result of these transactions, however, H. Seydler, B. Seydler, and their trusts have become our affiliates because of their stock ownership.

     In early 1999, we contracted the services of a consulting metallurgical firm to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on our Cangalli gold prospect. On March 16, 2000, we satisfied our indebtedness to this consulting firm by issuing 2,005,800 restricted shares of common stock in full satisfaction. An employee of that firm, Ronald L Atwood, Ph.D, has now become and officer and director of Golden Eagle. While Dr. Atwood is neither an officer nor director of the consulting firm, he may, in the future, benefit from the Company's shares paid to the consulting firm. (See, Footnotes to Our Financials, Note F at F-18.)

     Loans to the Company from Affiliates
     ------------------------------------

     As described elsewhere in this Annual Report, we have suffered chronic working capital shortages. To provide short-term relief, Ms. Erickson (our former Secretary/Treasurer who resigned on October 1, 1999) and certain of her family members have advanced funds to us. In addition, Ms. Erickson and certain of her family members have guaranteed certain of our obligations, as outlined below. In each case, loans from Ms. Erickson accrue interest at 8% per annum, while loans from her family members accrue interest at 10.5% and 12%. All of the loans are unsecured loans and are due January 1, 2002; however, due to the related party nature of these transactions, we have classified them as current liabilities. In our opinion, the loans are significantly more favorable to us than could have been obtained from any other source; in fact, given our financial condition and lack of profitable operations or assets within the United States, it is unlikely that any unaffiliated person would have advanced funds to us on any terms or conditions.

     In addition, as described elsewhere in this Annual Report, Mr. Velasquez (former President of our subsidiaries in Bolivia) and Mr. Turner (our President) have advanced funds to us for operations in Bolivia.

                                     Loan            Balance
                                     Amount          Outstanding
   Date       Affiliated Lender      (Repayment)(1)  at Year End
   --------- ----------------------- --------------  -----------
   1994       Mary A. Erickson         $44,107          $44,107
   1995       Mary A. Erickson        $265,163
                                     ($185,719)(2)     $123,551

              Family members(3)        $32,683
                                       ($8,092)         $24,591

   1996       Mary A. Erickson         $84,500
                                      $169,417(4)
                                     ($116,500)        $268,975(5)

              Family members(3)       $645,658         $724,068(5)

              Rene Velasquez           $41,900(8)       $41,900

   1997       Mary A. Erickson             $75          $55,250
                                      ($48,800)
                                     ($165,000)(7)

              Family members(3)       $239,687
                                     ($165,000)(6)     $832,509(5)

              Rene Velasquez           $48,431(8)       $90,331

              Terry Turner             $35,850          $35,850

   1998       Family members(3)       $326,662
                                      ($47,000)      $1,112,171(5)

              Mary Erickson                 $0          $55,250

              Rene Velasquez           $78,885(5)(8)   $169,216

              Terry Turner             $33,425
                                      ($37,075)         $32,200

   1999       Family Members(3)        $96,919        $1,079,06(2)

              Mary Erickson            ($5,000)
                                        $6,500
                                      ($16,784)         $44,966

              Rene Velasquez          ($10,639)(8)     $158,577

              Terry Turner             $39,286
                                     ($100,333)        ($28,847)

              Ronald Atwood, Ph.D        ($500)          $4,931

   2000       Terry Turner           ($233,107)(9)    ($261,954)(9)

              Ronald Atwood, Ph.D     ($61,954)(10)    ($61,954)(10)

(1)  We made all the described repayments in cash except as follows:
(2) Including $25,000 canceled in repayment of a promissory note payable to us in connection with the issuance of shares to Golden Eagle Mineral Holdings, discussed above.
(3) It should be noted that, although these persons are related to Ms. Erickson, these persons are not affiliated with Ms. Erickson or Golden Eagle inasmuch as they are adults, not living with Ms. Erickson, and not controlling, controlled by, or under common control with, Ms. Erickson.
(4)  Unreimbursed expenses incurred for our benefit and unpaid salary.
(5)  Including accrued interest.
(6)  Excluding $25,000 in abated interest.
(7)  Cancellation of loan assumption.

(8) Mr. Velasquez' loans or salary accruals are listed on GEBM's books in Bolivia as contingent liabilities pending the outcome of litigation with Mr. Velasquez and should not be deemed to be acknowledged liabilities.
(9) Mr. Turner loaned the Company $108,561 to meet operating needs during 1997, 1998 and 1999, while foregoing salary that in 2000 accrued to a total amount of $750,000. The referenced loan sums have been repaid to Mr. Turner by the Company over the years as indicated above, however accrued salary has not been paid. In anticipation of Golden Eagle entering into commercial production and having disposable cash to be able to pay accrued salaries, Mr. Turner and Golden Eagle entered into a loan arrangement. All loans will be offset against accrued salaries.
(10) Dr. Atwood's services are contracted for with a consulting firm with which Dr. Atwood has an employment contract for $10,000 per month. However, this consulting firm agreed to accept one-half of the monthly compensation and defer the balance. Because of economic reasons, this firm has had to borrow against the pending balance in Bolivia.

     On February 11, 1997, Frost National Bank loaned us $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. In April 1997, the same bank loaned us $1 million pursuant to a revolving line of credit agreement (which has now been extended to December 1, 2001). The loan bears interest at the prime rate (8.25% as of September 30, 1999). In addition, the loan is personally guaranteed by Ms. Erickson and GEMH, including a pledge of 13,500,000 shares of our restricted common stock owned by GEMH, as described above. The loan is further secured by certain assets of Ms. Erickson's unaffiliated family members and all of our assets. As a fee for consideration of the family members' guarantees of the $1 million loan, we issued a total of 20,000,000 shares of restricted common stock that were valued at $.10 per share. The proceeds from the $1 million loan were used to retire the earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with our 1997 operations on the Cangalli properties. As of December 31, 2000, there were no funds available under the line of credit.

     Formation of Bolivian Subsidiaries
     ----------------------------------

     We formed Golden Eagle Bolivia Mining, S.A., ("GEBM") in January 1996 to conduct our operations in Bolivia. Golden Eagle initially owned 74% of GEBM and later acquired an additional 19% from its Bolivian partners, for a total of 93%. We formed a second subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to own the contract for the mining rights. We own 84% of EMB; our affiliate, Mary A. Erickson, owns 3%; and Rene Velasquez (a Bolivian national who is the former President of our subsidiaries) owns 13%. Mr. Velasquez' 13% ownership in EMB resulted from the initial agreement between us and Mr. Velasquez, which resulted in our introduction to the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") and the original business opportunity. Ms. Erickson's 3% ownership was taken in partial consideration for the loans and advances made to us by Ms. Erickson and her family. EMB's initial constitution, the equivalent of its Articles of Incorporation, provided that Golden Eagle will act as the funding shareholder, providing any necessary operating or development capital to EMB as a "capital contribution" and not as a loan. The other EMB shareholders are not liable for their share of any capital contributions; all EMB shareholders share profits in accordance with their interests. Neither Mr. Velasquez nor Ms. Erickson, or any other officer of Golden Eagle, own any interest in our other subsidiary, GEBM.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)     Financial Statements

    The following documents are filed as part of this report:       Page

         Reports of Independent Public Accountants                  F-2 & F-3

         Consolidated Balance Sheet as of December 31, 2000         F-4

         Consolidated Statement of Operations for the years
         ended December 31, 2000 and 1999 and from
         July 21, 1988 (inception) through December 31, 2000        F-5

         Consolidated Statement of Cash Flows for the years
         ended December 31, 2000 and 1999 and from July 21,
         1988 (inception) through December 31, 2000                 F-6

         Consolidated Statement of Stockholders' Equity
         (Deficit) for the years ended December 31, 2000 and
         1999 and from July 21, 1988 (inception) through
         December 31, 2000                                          F-7

         Notes to Consolidated Financial Statements          F-8 through F-20

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

                    Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia Eagle

                    Mining of Bolivia, Ltd., incorporated under the laws of Bolivia

       * Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.

       ** Incorporated by reference from our Form 8-K reporting an event of December 19, 1996.

(c)    Reports on Form 8-K:

      The following reports on Form 8-K were filed during the year ended December 31, 1999, and subsequently:

    January 3, 2000, reporting an event under Item 5 of Form 8-K
    March 8, 2000, reporting an event under Item 5 of Form 8-K
    March 9, 2000, reporting an event under Item 5 of Form 8-K
    March 20, 2000 reporting an event under Item 5 of Form 8-K
    May 22, 2000, reporting an event under Item 5 of Form 8-K
    June 1, 2000, reporting an event under Item 5 of Form 8-K
    July 14, 2000, reporting an event under Item 5 and Item 7 of Form 8-K September 13, 2000, reporting an event under Item 5 of Form 8-K
    October 10, 2000, reporting an event under Item 2 and Item 5 of form 8-K

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GOLDEN EAGLE INTERNATIONAL, INC.


March 26, 2001                    /s/ Terry C. Turner
                                  _________________________________________
                                  Terry C. Turner, President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

                                  GOLDEN EAGLE INTERNATIONAL, INC.



March 26, 2001                    /s/  Terry C. Turner
                                  _________________________________________
                                  Terry C. Turner, Director and Principal
                                  Executive Officer

March 26, 2001                    /s/  Ronald L Atwood
                                  _________________________________________
                                  Ronald L Atwood, Ph.D., Director


March 26, 2001                    /s/  Max Staheli
                                  _________________________________________
                                  Max Staheli, MBA, Director


March 26, 2001                    /s/ Jennifer T. Evans
                                  _________________________________________
                                  Jennifer T. Evans, Corporate Secretary-
                                  Treasurer, Principal Financial Officer and
                                  Principal Accounting Officer

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Financial  Statements
Table of Contents
------------------------------------------------------------------------------

                                                                        PAGE

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

   Consolidated Statement of Cash Flows                                   F-6

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-7

   Notes to Consolidated Financial Statements                             F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

March 1, 2000

To the Board of Directors
Golden Eagle International, Inc.


We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (a development stage company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 2000 and 1999, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., a 93% owned subsidiary, which statements reflect 82% of total consolidated assets as of December 31, 2000 and all of its revenues. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2000 is based solely on the report of the other auditors.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 2000 and has incurred substantial losses since its inception.
The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Oatley & Hansen
Greenwood Village, Colorado

                         INDEPENDENT AUDITOR'S REPORT


March 23, 2001


To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining, S.A.
(a development stage enterprise)
La Paz, Bolivia

We have audited the balance sheet of Golden Eagle Bolivia Mining, S.A. (a development stage enterprise) as of December 31, 2000 and the related statements of operations and cash flows for the years ended December 31, 1999 and December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in regard to these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining, S.A. (a development stage enterprise) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 2000, in conformity with generally accepted accounting principles.

The financial statements referred to above assume the Company will continue as a "going concern" which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At the present, the Company's operations have not achieved significant levels of production and substantial additional financing is required in order to attain commercial levels. Unless the Company obtains significant additional financing there is substantial doubt about whether the Company can continue as a "going concern". The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Pozo and Associates
Member of Moores Rowland International
La Paz, Bolivia

-----------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
-----------------------------------------------------------------------------

                                                             December 31,
                                                                2000
                                                             -------------

ASSETS

CURRENT ASSETS
  Cash                                                       $     64,934
    Prepaid expense other costs                                    49,602
                                                             -------------

     Total current assets                                         114,536
                                                             -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                                804,769
  Acquisition cost of mining prospect                             115,741
  Office equipment                                                 77,755
  Vehicles                                                         59,796
                                                             -------------
                                                                1,058,061
  Less accumulated depreciation                                  (306,273)
                                                             -------------
                                                                  751,788
                                                             -------------
OTHER ASSETS
  Advance royalties                                                96,236
  Advances to officers                                            323,907
  Deposits                                                          7,620
                                                             -------------
                                                                  427,763
                                                             -------------

                                                             $  1,294,087
                                                             =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                                 $  1,284,843
  Bank loan payable                                             1,000,000
  Other notes payable                                              84,071
  Accounts payable                                                232,703
  Accrued compensation and taxes                                1,456,382
  Accrued interest payable                                        458,063
                                                             -------------
    Total current liabilities                                   4,516,062
                                                             -------------

DEBENTURES PAYABLE                                                975,000

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                            -
  Common stock, par value $.0001 per share; authorized
   800,000,000 shares; issued and outstanding 172,746,242
   shares                                                          17,273
  Additional paid-in capital                                   10,701,766
  Deferred compensation                                          (137,556)
  Deficit accumulated during the development stage            (14,778,458)
                                                             -------------
    Total stockholders' (deficit)                              (4,196,975)
                                                             -------------

                                                             $  1,294,087
                                                             =============


See accompanying notes.

-----------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
-----------------------------------------------------------------------------

                                                                July 21, 1988
                                                                (Inception)
                                           Year Ended           Through
                                           December 31,         December 31,
                                         2000         1999      2000
                                    ------------- ------------- -------------
REVENUES                            $        876  $      6,271  $    161,077


COSTS AND OPERATING EXPENSES
  General and administrative           1,215,879     1,195,645     8,788,658
  Exploration                            156,376       174,608     1,202,779
  Depreciation                            83,568        82,068       306,819
                                    ------------- ------------- -------------

  Total costs and operating expenses   1,455,823     1,452,321    10,298,256
                                    ------------- ------------- -------------

OPERATING (LOSS)                      (1,454,947)   (1,446,050)  (10,137,179)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense                      (364,921)     (340,716)   (1,336,481)
  Interest income                              -           934        15,483
  Loan financing costs, net                    -             -    (2,475,000)
  Write-down of mining prospect                -             -      (873,462)
  Gain on marketable securities                -             -       124,336
  Commissions                                  -             -         6,708
  Write off advances to Mineral
    Mountain Mining Co.                        -             -       (78,000)
  Write off loan to investment
    advisor                                    -             -       (15,000)
  Loss on sale of equipment                    -             -       (17,314)
  Other income                             3,335        11,167        36,469
  Other expenses                            (508)         (162)      (23,718)
                                    ------------- ------------- -------------

  Total other income (loss)             (362,094)     (328,777)   (4,635,979)
                                    ------------- ------------- -------------

NET INCOME (LOSS)                   $ (1,817,041) $ (1,774,827) $(14,773,158)
                                    ============= ============= =============

BASIC EARNINGS (LOSS) PER SHARE     $      (0.01) $      (0.02) $      (0.34)
                                    ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING  158,062,266   116,423,811    43,790,351
                                    ============= ============= =============



See accompanying notes.


---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued June 1, 1989 for cash
   ($.00006 per share)                   1,666,665        167           (67)            -            -           100
 Issued in 1990 for cash
   ($.003 to $.03 per share)               666,665         67        10,033             -            -        10,100
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -        59,280
 November 1, 1993, acquisition
   of subsidiary                                 -          -         2,600             -       (5,300)       (2,700)
 Fair value of officer salary                    -          -        20,000             -            -        20,000
 November 7, 1994, convert debt to
   equity ($.003 per share)              2,640,830        264         7,659             -            -         7,923
 Issued in 1994 for note receivable
   from affiliate ($.00125 per share)   20,000,000      2,000        23,000             -            -        25,000
 Issued in 1994 for legal services
   ($.00125 per share)                     375,000         37           432             -            -           469
 Issued for cash in 1995 ($.01 to
   $.282) less $41,644 issuance costs   10,469,750      1,047       244,002             -            -       245,049
 Issued for services in 1995
   ($.07 per share)                      2,337,333        234       171,749             -            -       171,983
 Convert notes payable in 1995
   ($.15625 per share)                     800,000         80       124,920             -            -       125,000
 Issued or cash in 1996
   ($.05 to $.25 per share)              2,250,650        222       401,808             -            -       402,030
 Issued for services in 1996
   ($.07 to $.30 per share)              5,448,985        545     1,230,297             -            -     1,230,842
 Issued for cash in 1997
   ($.10 per share)                     10,126,350      1,013     1,011,622             -            -     1,012,635
 Issued in 1997 to related  parties
   for loan guarantees- and renewals
   ($.10 per share)                     25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued in 1997 for services
   ($.03 to $.17 per share)              9,276,398        928       815,072             -            -       816,000
 Issued in 1997 for equipment
   ($.10 per share)                      2,993,161        299       299,017             -            -       299,316
 Issued in 1997 for conversion of
   debenture and note payable
   ($.09 and $.26 per share)               689,060         69       104,347             -            -       104,416
 Issued in 1997 for vehicle
   ($.10 per share)                        350,000         35        34,965             -            -        35,000
 Issued in 1998 for cash
   ($.10 per share)                      1,200,000        120       119,880             -            -       120,000
 Issued in 1998 for services
   ($.10 to $.16 per share)              3,704,172        370       462,630             -            -       463,000
 Issued in 1998 for conversion of
   debt ($.03 to $.07 per share)         8,396,268        840       434,122             -            -       434,962
 Issued in 1998 for interest
   ($.13 per share)                        558,333         56        72,444             -            -        72,500
 Other                                         (70)         -         2,625             -            -         2,625
 Net loss for the periods                        -          -             -             -  (11,181,290)  (11,181,290)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 1998           109,217,885     10,920     8,154,810             -  (11,186,590)   (3,020,860)

 Issued for cash ($.02 to $.10
   per share)                           14,070,000      1,407       767,593             -            -       769,000
 Issued for services ($.04 to $.10
   per share)                            4,385,927        438       298,562             -            -       299,000
 Issued for interest ($.03 to $.10
   per share)                              380,000         38        23,612             -            -        23,650
 Net loss for the year                           -          -             -             -    1,774,827)   (1,774,827)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 1999           128,053,812     12,803     9,244,577             -  (12,961,417)   (3,704,037)

 Issued for cash ($.03 to $.05
   per share)                           16,794,258      1,679       511,921             -            -       513,600
 Convert notes payable ($.03
   per share)                           13,833,333      1,384       413,616             -            -       415,000
 Issued for services ($.03 to $.06)
   per share)                           11,519,839      1,152       359,557             -            -       360,709
 Issued for interest ($.03
   per share)                              625,000         63        18,687             -            -        18,750
 Deferred stock grants to employees
   ($.08 per share)                      1,920,000        192       153,408      (153,600)           -             -
 Amortization                                    -          -             -        16,044            -             -
 Net loss for the year                           -          -             -             -   (1,817,041)   (1,817,041)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2000           172,746,242  $  17,273  $ 10,701,766  $   (137,556)$(14,778,458) $ (4,213,019)
                                      ============= ========== ============= ============= ============ =============







                                      F-3

See accompanying notes



-------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------------------

                                                                             July 21, 1988
                                                                             (Inception)
                                                           Year Ended        Through
                                                          December 31,       December 31,
                                                      2000          1999     2000
                                                 ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (1,817,041) $ (1,774,827) $(14,773,158)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Stock issued for services                        360,709       299,000     3,344,628
     Depreciation expense                              83,568        82,068       306,819
     Stock issued for accrued interest                 18,750        23,650       183,634
     Amortization of deferred compensation             16,044             -        16,044
     Stock issued for loan pledges and renewals             -             -     2,500,000
     Write-down of mining prospect                          -             -       873,462
     Write off advances to Mineral Mountain
       Mining Co.                                           -             -        78,000
     Fair value of officer salary expensed                  -             -        20,000
     Write off loan to investment advisor                   -             -        15,000
     Loss on retirement of vehicle, equipment
       and other                                            -             -         8,235
     Loss (gain) from investments                           -             -      (114,670)
   Changes in operating assets and liabilities:
     Prepaid expense and other costs                   14,569        (8,084)      (49,602)
     Income tax refund receivable                           -             -             -
     Payables and accrued liabilities                 203,710       634,106     2,147,148
                                                 ------------- ------------- -------------

  Net cash flows (used for) operating activities   (1,119,691)     (744,087)   (5,444,460)
                                                 ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                (37,113)       (8,083)   (1,648,377)
  Advances royalties                                   (5,668)      (45,934)      (96,236)
  Deposits                                             (1,752)        6,407        (9,120)
  Proceeds from investment sales                            -             -       184,380
  Advances to Mineral Mountain Mining Co.                   -             -       (78,000)
  Loan to investment advisor                                -             -       (15,000)
  Purchase of investment securities                         -             -       (59,478)
  Purchase of subsidiary (net of cash acquired)             -             -        (2,700)
                                                 ------------- ------------- -------------

  Net cash flows (used for) investing activities      (44,533)      (47,610)   (1,724,531)
                                                 ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                            6,000       142,704     1,913,909
  Repayment on loans from related parties and
    advances to officers                             (303,754)     (133,256)     (872,386)
  Proceeds from other notes payable                    40,022        53,200       674,320
  Repayments of other notes payable                    (3,200)      (39,766)     (112,112)
  Proceeds from convertible debentures                975,000             -     1,388,500
  Proceeds from bank loan                                   -             -     1,000,000
  Common stock issued                                 513,600       769,000     3,304,758
  Stock issuance costs                                      -             -       (63,064)
                                                 ------------- ------------- -------------

  Net cash flows from financing activities          1,227,668       791,882     7,233,925
                                                 ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                        63,444           185        64,934

CASH - BEGINNING OF PERIOD                              1,490         1,305             -
                                                 ------------- ------------- -------------

CASH - END OF PERIOD                             $     64,934  $      1,490  $     64,934
                                                 ============= ============= =============

                                 F-8


See accompanying notes.


------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Note A - Organization and Business

Organization and Nature of Business
-----------------------------------
Golden Eagle International, Inc. (a development stage company, the "Company,") was incorporated in Colorado on July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition.
Presently, substantially all of the Company's operations and business interests are focused on a prospect under contract (the "Cangalli properties"), and a prospect, which is owned outright by the Company (the "Tipuani Valley properties"), in the Tipuani Gold Mining District of the Republic of Bolivia.

Organization of Subsidiaries and Bolivian Mining Activities
-----------------------------------------------------------
In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM; two Bolivian citizens own the remaining seven percent. In October 1996, a sister subsidiary was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; a Bolivian citizen owns 13%, and a former officer (and former president) owns the remaining three
percent.   Golden Eagle is forming, as of the date of the filing of this report, a wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia) ("GEII, Bolivia"), to carry out all continuing operations in Bolivia. All agreements, obligations, and relationships in Bolivia will be assumed by, or transferred to, GEII Bolivia.

On January 25, 1996, GEBM entered into an agreement with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions, the Cangalli properties, consisting of 4,952 acres owned by UCL. That agreement, while binding according to GEBM's Bolivian counsel, was never "protocolized" (recorded by the Bolivian Notary of Mines). A new agreement was completed between EMB and UCL and was protocolized November 11, 1996. All rights and obligations pursuant to these agreements will be assumed and transferred in 2001 to GEII Bolivia.

The mining agreement with UCL provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. In addition, the Company is obligated to pay UCL $200,000: $100,000 as prospect acquisition rights and $100,000 for advance royalties. As of December 31, 2000, these obligations had been met and $96,236 is reflected as advance royalties in the accompanying balance sheet.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

The Company owns all right, title and interest in four mining claims or concessions, the Tipuani Valley properties, acquired in November 1999 and October 2000 totaling 69,000 acres, which surround the Cangalli properties. The Company is not required to pay any royalty on the Tipuani Valley properties as long as it pays annual claim fees to the Bolivian government of $27,825. The combined total of the Cangalli properties and the Tipuani Valley properties is 74,000 acres, all of which is prospectively valuable for gold.

Going Concern Considerations
----------------------------
The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits as of December 31, 2000 and has incurred substantial losses since its inception.
The Company presently has no substantial product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management in open-pit and high-volume mining, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing arrangements there is substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters include private placements of stock, obtaining short-term loans, seeking suitable joint venture relationships, and putting the prospect being developed into production.

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

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

accompanying notes. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, useful lives for depreciation, depletion and amortization, and valuation of deferred taxes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency
----------------
The Company's functional currency and its foreign activities are conducted primarily in U.S. dollars. The Company had a realized foreign currency transaction loss of $(508) in 2000 and a gain of $1,344 in 1999.

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

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Stock Based Compensation
------------------------
The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. (See Note E).

Long-Lived Assets
-----------------
The Company reviews for the impairment of long-lived assets, certain intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset.

Statement of Cash Flows Information and Supplemental Non-Cash
Financing Activities
-----------------------
Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 2000 and 1999, the Company paid interest of $203,057 and $168,643, respectively. Non-cash investing and financing transactions during the periods consists of the following:

2000                                                 Shares       Amount
-----                                                ------------ -----------
Common stock issued to advisors, consultants and
  employees for services                             $11,519,839  $  360,709
Common stock issued in lieu of interest                  625,000      18,750
                                                     ------------ -----------
                                                      12,144,839  $  379,459
                                                     ============ ===========
1999
----
Common stock issued to advisors and consultants
  for services                                       $ 4,385,927  $  299,000
Common stock issued in lieu of interest                  380,000      23,650
                                                     ------------ -----------
                                                       4,765,927  $  322,650
                                                     ============ ===========
Earnings (Loss) Per Share
-------------------------
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss for 2000 and 1999 and the inclusion of stock options would be antidilutive.

Concentrations
--------------
Concentrations include: reliance on a single area containing the Company's mining prospects in an isolated region of a foreign country; limited financial capacity of related parties and/or others to continue funding operations; and,
reliance on the future stability, capacity and cooperation of UCL.   UCL
controls locally available prospect site labor, services, supplies and infrastructure support. If the Company is successful in commencing sustained commercial levels of production in Bolivia, it will need significant quantities of mining equipment and supplies

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

that are presently in short supply or unavailable. Also, high import tariffs may make equipment either very expensive or of restricted availability; and transportation of heavy equipment in the region poses practical difficulties and is weather dependent. As of December 31, 2000, the carrying amount of net assets (assets less liabilities) located in Bolivia was approximately $591,000, an increase of $493,000 during the year.

Fair Value of Financial Instruments
-----------------------------------
Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Effect of New Accounting Pronouncements
---------------------------------------
The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25." Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of Accounting Principles Board ("APB") Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management does not believe that the adoption of Interpretation No. 44 will have a material impact on its financial position or results of operations.

In March 2000 the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management does not believe that the adoption of EITF 00-2 will have a material impact on the Company's financial position or results of operations.

Note C - Loans and Notes Payable

Bank note payable at its prime interest rate (9 1/2% at December
  31, 2000). Interest due monthly until November 30, 2001 when principal and unpaid interest are due. Secured by substantially all assets of the Company, pledge of certain assets

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial  Statements
------------------------------------------------------------------------------

  of relatives of a former officer, and 13.5 million shares of
  Company stock of the former officer.                           $  1,000,000

Convertible debentures payable, interest at 10% due annually, principle was due on the first debenture February 10, 2001, however, the debenture holder agreed to extend maturity until
  February 10, 2002, and all other debentures at varying dates during 2002.  These debentures all have the same terms and are convertible at the lesser of $.03 per share or 50% of
  the average of the closing bid price of common stock for
  three days prior to conversion.                                     975,000

Note payable to a Bolivian consulting engineering firm at 15%;
  dated January 7, 1998: unsecured; principal and accrued
  interest due December 30, 1998, subsequently extended to
  June 1, 2000.  On January 7, 2000, $390,000 converted to
  common restricted stock, with the balance of interest
  extended to March 1, 2001. Subsequent to year-end this note
  has been satisfied in full.                                          34,884

Other, unsecured.                                                      49,187

Borrowings from Related Parties:
-------------------------------

10.5% notes payable issued in 1996 to a relative of an officer, unsecured, due date extended to January 1, 1999, subsequently extended to January 1, 2002, personally guaranteed by the
  officer and her husband.  Classified as current due to the
  related party aspect of the notes.                                  450,000

12% notes payable issued from November 1996 through December
  1998 to relatives of an officer, unsecured, due January 1,
  2001, subsequently extended one year. Classified as current
  due to the related party aspect of the notes.                       629,062

24% advances from a former officer of a subsidiary, unsecured,
  due on demand.  (See Note G - Litigation in Bolivia).               158,577

8% loans from officers, unsecured, due on demand.                      47,204
                                                                 -------------
                                                                    3,343,914

                               Current maturities                  (2,368,914)
                                                                 -------------
                               Non-current maturities            $    975,000
                                                                 =============

Note D - Income Taxes

The Company has not recorded an income tax provision for 2000 or 1999 due to the Company's inability to carryback losses.

The following is a reconciliation of the provision for income taxed to income before income taxes computed at the federal statutory rate of 34%:

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


                                                     2000         1999
                                                 ------------- -------------
Income taxes at the federal statutory rate       $   (617,794) $   (603,441)
State income taxes, net of federal benefits           (37,360)      (37,795)
Nondeductible expenses                                300,232       282,177
Valuation allowance                                   354,922       359,059
                                                 ------------- -------------
                                                 $          -  $          -
                                                 ============= =============


Deferred tax liabilities and deferred tax assets reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $5.9 million at December 31, 2000, which begin to expire in 2005. These NOL's are subject to annual utilization limitations due to prior ownership charges.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $880,000 of the loss carryforward has been offset by a valuation allowance of the same amount, a decrease of $360,000 in 2000.

Note E - Stockholders' Equity

Common Stock Issued
-------------------
The Company issued 14,070,000 shares of common stock in 1999 for $769,000 ($.02 to $.10 per share). In 2000, the Company issued 16,794,258 shares of common stock for $513,600 ($.03 to $.05 per share).

During 1999 and 2000, 4,385,927 and 11,519,839 shares of common stock were issued to consultants for services with an estimated value of $299,000 and $360,709, respectively. Also during 1999 and 2000, 380,000 and 625,000 shares were issued to creditors in lieu of interest at an estimated value of $23,650 and $18,750, respectively.

On January 6, 2000, $390,000 of a note payable to a Bolivian consulting engineering firm (see Note C) was converted to 13,000,000 shares of common stock ($.03 per share). On March 4, 2000, a $25,000 note payable to an individual was converted to 833,333 shares of common stock ($.0268 per share).

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Stock Compensation Plan
-----------------------
On June 1, 2000, the Company's Board of Directors adopted the "Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan," (the "Plan") which provides for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock. The plan reserves the right to issue up to 20 million shares in the discretion of the Board of Directors.

Under the Plan, in 2000, the Company issued for services rendered, 2,838,527 shares to attorneys for legal fees and 672,500 shares for services to certain employees of its Bolivian subsidiary.

In addition, on November 3, 2000, the Board of Directors granted a retention bonus to certain employees of its Bolivian subsidiary, consisting of a total of 1,020,000 shares, 340,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period ($8,711 in 2000).

Officer Retention Bonus
-----------------------
On November 3, 2000, the Board of Directors granted a retention bonus to an officer of its Bolivian subsidiary, consisting of a total of 900,000 shares, 300,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period (totals $7,333 in 2000).

Employee Stock Options and Pro Forma Stock Based Compensation
-------------------------------------------------------------
On October 20, 1998, the Company granted options, covering 25 million shares of common stock, to two officers at an exercise price of $.16 per share until November 1, 2001; 15 million of the options vested immediately and 10 million vested November 1, 1999. As of December 31, 2000, none of the options had been exercised.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options and does not recognize compensation expense for its stock options other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date of employee stock options consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased as follows for the year ended December 31, 1999 (as all options were fully vested as of November 1, 1999, there is no comparable pro forma presentation for 2000):

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

            Net income (loss):
               As reported                              $ (1,774,827)
               Pro forma                                  (2,954,854)

            Net income (loss) per share of common stock
               As reported                              $       (.02)
               Pro forma                                        (.03)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 1998: risk free interest rates of 5%; no dividend yield, volatility factor of the expected market price of the Company's common stock of 197%; and a weighted-average expected life of the options of 36 months. As there were no option grants in 1999 or 2000 no assumptions have been provided for those years.

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

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For the year ended December 31, 1999 and 2000 there was no significant effect of applying the fair value method on net loss or loss per share as no options were granted.

Note F - Related Party Transactions

From 1994 through 1999, a former officer and current major stockholder advanced funds to the Company on an unsecured basis at 8%. During 1999 and 2000, $6,500 and -0- were loaned the Company and $3,762 and $16,784 was repaid, respectively. As of December 31, 2000, $41,204 loan principal plus accrued interest of $6,132 was outstanding. Due its related party nature, the loan is included in current liabilities. In addition, as of December 31, 2000, $462,114 was owed to the former officer for salary in arrearage.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

During 1996, notes payable totaling $450,000 at an interest rate of 10.5%, were issued to a relative of the former officer discussed above. The notes are unsecured but personally guaranteed by the former officer and her husband. As of December 31, 2000 the $450,000 loan principal and accrued interest of $246,118 was outstanding (an increase of $57,719). Due to their related party nature, the loan is included in current liabilities.

From 1995 through 1999, relatives of the former officer advanced funds to the Company on an unsecured basis at 12%. During 1999, $96,919 was loaned the Company and $5,000 repaid. As of December 31, 2000, $629,062 of loan principal plus accrued interest of $139,940 was outstanding. Due to its related party nature the notes are included in current liabilities.

From 1997 through 1999, the Company's president advanced funds on an unsecured
basis.   In 1999, $100,333 was repaid and $39,286 was loaned the Company.
During 2000, $233,107 was advanced, resulting in net cumulative outstanding advances to the president of as of December 31, 2000 of $261,954. However, as of December 31, 2000, $750,012 was also owed the president for salary in arrearage.

During early 1999, the Company had contracted the services of a consulting metallurgical firm, an employee of which has now become an officer and director of the Company, to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on its Cangalli prospect. On March 16, 2000, the Company satisfied this indebtedness in its entirety by issuing 2,005,800 restricted shares of common stock ($.03) to the consulting firm. In 2000, the Company advanced the firm $66,885. As of December 31, 2000, $61,954 of the advances is owed the Company.

Another relative of a former officer loaned the Company $6,000 in 2000, which is outstanding at December 31, 2000.

Through December 31, 2000, a former officer of GEBM has outstanding loans totaling $158,577 (as a result of equipment rentals and cash). These loans bear interest at 24% per annum, are unsecured, and due on demand. (See Note G
- Litigation in Bolivia).

Note G -  Commitments and Contingencies

Contingencies Resulting from Litigation
---------------------------------------

Litigation in Bolivia.
----------------------
In 1999, the former president of GEBM filed actions in the District Court of La Paz to recover principal and interest on operating advances he had made to the subsidiary, fees for the rental of equipment, back wages and

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

benefits. The advances claimed have been recorded as liabilities in the accompanying balance sheet, but the Company is defending the action and believes it will be resolved during 2001.

Former Officer and Other Employees
----------------------------------
In June 1998, a former officer filed a lawsuit against the Company seeking 540,659 shares of common stock for compensation in 1995 and 1996 pursuant to an employment agreement. The Company vigorously denies the allegations and claims the employee breached the employment agreement, including its fiduciary and confidentiality provisions. As a result, the Company filed a counter-claim. In March 2000, the action was dismissed by the court without prejudice. In May 2000, the action was again filed and the parties made the same allegations and counterclaims. The case is set for trial July 9, 2001. The Company is committed to vigorously pursue its defense and counterclaims, but litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

In October 2000, an action was filed against the Company to enforce the terms of a promissory note resulting from an employment contract in the District Court for Arapahoe County, Colorado. Plaintiff alleges that the Company entered into a promissory note (approximate outstanding recorded amount of $38,900) in February 1997 covering back salary owed from 1995 and 1996. The Company answered Plaintiff's complaint denying Plaintiff's allegations and counterclaimed that Plaintiff had breached her initial employee agreement and had breached duties of loyalty and fiduciary duty. Furthermore, the Company counterclaimed that Plaintiff had intentionally interfered with contractual relations and business advantages, and had entered into a civil conspiracy with other third parties to engage in acts intended to injure the Company. The Company believes that it will prevail on the merits, but cannot assure such a result since litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Disagreement with Consultant
-----------------------------
During 1995, the Company engaged a person it believed was an independent mining consultant. In 1996, the consultant claimed the Company liable for unpaid services and expenses totaling approximately $78,440. The Company believes the consultant did not provide the services contracted, usurped business opportunities, and tortiously interfered with the Company. The consultant has filed an administrative labor action with the Bolivian Ministry of Labor, and a civil action in the District of La Paz. In addition, the Company has been compelled by the consultant's actions to bring a criminal complaint against the consultant for fraudulent use of professional credentials and misrepresentation. Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Obligations to Bolivian Mining Cooperative
------------------------------------------
The November 11, 1996 mining agreement with the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to invest a minimum of $3 million in the Cangalli prospect. The Company believes it has satisfied the minimum contractual investment requirement.

Office Leases
---------------
October 7, 1999, the Company entered into a one-year lease of an office in Draper, Utah for $1,000 per month. Rent paid for the office during 2000 and 1999 was approximately $14,000 and $4,000, respectively. The Company has an option to renew the lease for an additional two-year period and is responsible for the cost of utilities, insurance, taxes, and common area expenses. The Company's president has personally guaranteed payment of the lease. As of the date of the filing of this report, the Company has not sought to renew the lease and has instead chosen to continue on a lease term allowing for a month-by-month basis.

July 1, 1997, the Company entered into a five-year office lease in La Paz, Bolivia at $1,666 per month. Rental expense paid for the office was approximately $20,000 per annum in both 2000 and 1999. Future minimum lease payments for this lease are as follows:

                Year ended December 31,
                       2001                   $  19,992
                       2002                       9,996
                                              ----------
                                              $  29,988
                                              ==========

Note H - Events Subsequent to December 31, 2000 (Unaudited)

Sale of Common Stock to Accredited Investors Through Private Placements
-----------------------------------------------------------------------
From January 1, 2001 through March 1, 2001, the Company issued 6,889,095 shares of restricted common stock to accredited investors (non-affiliates) through private placements for cash totaling $213,980 ($.031 per share).

Issuance of Convertible Debentures
-----------------------------------

On February 15, 2001 and March 1, 2001 the Company entered into convertible Debenture Agreements with an accredited investor and current shareholder in the amount of $30,000 per debenture, or $60,000 in total. The terms of the Convertible Debenture are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Issuances of Common Stock to Advisors for Services
--------------------------------------------------
From January 2001 through March 2001, the Company issued 1,537,500 shares of common stock for advisory services.

Short-term Loan Extension
-------------------------
On February 13, 2001, the Company entered into an agreement for the issuance of 300,000 shares of restricted common stock as consideration for the extension of a $25,000 loan for an additional year to January 15, 2002.