Form 10QSB
period 2001-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2001-05-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

                                  (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended


                                March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.



                        Commission file number 0-23726

                      GOLDEN EAGLE INTERNATIONAL, INC.
           -------------------------------------------------------
           (Exact name of Golden Eagle as specified in its charter)


           Colorado                                     84-1116515
     -----------------------                -------------------------------
     (State of incorporation)              (IRS Employer Identification No.)


    12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
   -----------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

    Golden Eagle's telephone number, including area code:  (801) 619-9320


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

                                                [ X ]  Yes      [  ] No

At March 31, 2001, there were 182,135,072 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  [   ] Yes   [ X ]  No

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        The unaudited Financial Statements for the Quarter Year ended March 31, 2001, are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Liquidity and Capital Resources
        --------------------------------

        At March 31, 2001, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the first quarter of 2001, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at March 31, 2001, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of March 31, 2001 ($4,778,856) was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president and former corporate secretary; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit comes due on November 30, 2001. In the meantime, our sole obligation currently on this note is to continue paying the monthly interest. No additional compensation has been requested by, nor offered to, the affiliated guarantors of this obligation for their continued guarantee.

        With respect to the unpaid executive compensation and short-term operating loans made by affiliates over the past 3 years, management has not negotiated a satisfactory solution to date. No demand has been made, however, those compensation and loan obligations are past due, and in some cases, significantly past due. Golden Eagle is committed to proposing and negotiating solutions to those compensation and debt obligations within the first half of 2001, however, again, there can be no guarantees that those solutions will be acceptable to the parties to whom the amounts are owed. Because Golden Eagle's president and former corporate secretary/treasurer are included among these creditors, any resolution will be negotiated and approved by the disinterested members of Golden Eagle's board of directors.

        Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring use of Golden Eagle's stock to raise working capital has continued throughout the first quarter of 2001 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During 2001 (through March 31, 2001), Golden Eagle has raised approximately $239,330 from the sale of 7,551,329 shares of its common stock and approximately $60,000 from the sale of convertible debt from accredited investors (including some existing shareholders and other related and unrelated parties). Golden Eagle has used these funds to finance its operating losses and working capital deficit generated in calendar year 2001 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements. Management would prefer to plan further in the future and to have funds available for business operations planned for future periods, but Golden Eagle has not be able to obtain the financing necessary to achieve such a status to date.

        In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs, as well as the ongoing purchase of interests from the shareholders of the UCL (which we have a standing offer to purchase at the rate of $5,000 per share). We have purchased a number of shares (certificates of contribution) outright, and have made cash deposits of amounts ranging between $500 and $2,000 per share for the purchase of an additional number of shares. (This is described in more detail below.)

        Because of our ongoing working capital shortages, technical and financial issues resulting from the need to conduct our own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle has focused its efforts and expenditures on its priority obligations. These obligations include maintaining in good standing its obligations to its staff in Bolivia and in the United States.

        Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Cangalli prospect. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with the Company on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition of the shares in the UCL, which owns the property underlying the original Cangalli project, and to which an 18% royalty on gross production is owed. In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials and UCL agents in Bolivia. Also, we have acquired additional mining concessions (69,000 acres) surrounding the original Cangalli concession (5,000 acres). Golden Eagle believes that these, and other intangible factors, add value to our project in the Tipuani Gold Mining District.

        As another place for negotiating leverage, Golden Eagle has been studying the possibility of increasing its existing gold production from the Cangalli project based on the mining and metallurgical study of the project by its Vice President of Development. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 11,000 ton-per-day operation on the Chaco Section of the property at a capital cost of approximately $6,000,000. As is apparent from the financial statements attached hereto, Golden Eagle does not have that amount of capital available and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in our project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in our project or our Bolivian subsidiary.

        While Golden Eagle has been seeking financing sources for its Bolivian operations, we have also been required to seek financing for our general and administrative operations as well as mine maintenance from other sources, including affiliates and their family members. This financing, which the Board of Directors believes has been obtained from accredited investors (including some existing shareholders and other related and unrelated parties) on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources, has allowed Golden Eagle to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

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

        To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the first quarter of 2001, Golden Eagle's operations in Bolivia did not produce gold for sale and Golden Eagle does expect to produce gold during the balance of the fiscal year as we intend to use our limited funds to prepare for production on a larger scale. All revenues generated to date from gold sales have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

        Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $300,000, minimum, to more that $600,000, as a maximum during the remaining three quarters of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $300,000 during the remaining three quarters of the current fiscal year). Golden Eagle's stated objective is achieving commercial production if its properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

        The Company believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that the Company's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately five years, we have received informal and formal complaints from UCL's administration regarding our contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. Management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties; force majeure; commodities and metals market fluctuations; or the failure of governmental institutions to support Golden Eagle's legitimate rights vis-a-vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt our relationship with UCL. However, we have defended, and intend to continue to defend, our rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. While Golden Eagle's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Golden Eagle's securities.

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

        Results of Operations
        ---------------------

        Golden Eagle's operations in the first quarter of 2001 resulted in significant continuing losses and negative cash flow. During the first quarter of 2001, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

        The following sets forth certain information regarding Golden Eagle's results of operations during the three months of the first quarter of 2001 compared with the same period in 2000.

        Golden Eagle incurred operating expenses totaling $404,356 in the first quarter of 2001, as compared to $365,280 in the same period in 2000, an increase of 11%. As a result of having no revenues from operations, Golden Eagle incurred operating losses of ($404,356) in the first quarter of 2001 and ($365,280) during the same period in 2000, an increase of 11%.

        As of March 31, 2001, Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $1,517,712, principally owing to Golden Eagle's president and its former secretary/treasurer (who resigned in October 1999). Golden Eagle has not paid any current or past due salary to its president, or past due salary to its former secretary/treasurer during the first quarter of 2001 or subsequently. The president's salary will continue to accrue in the second quarter of 2001, and throughout the balance of the year, at the rate of $240,000 per year for the Company's president. As set forth above, Golden Eagle has paid salaries to its other United States and Bolivian employees currently.

        Golden Eagle's costs and operating expenses for first quarter of 2001 increased slightly as to general and administrative expenses, totaling $311,423 to $311,200 during the same period in 2000, a negligible increase. First quarter 2001 exploration expenses also increased slightly from $35,323 in 2000 to $76,414 in 2001 (See, following paragraph).

        As of March 31, 2001, property and equipment included: capitalized costs related to the Bolivian prospect. These capital costs include principally $115,741 paid for prospect acquisition rights, $804,769 for mining equipment, and $78,874 for office equipment, for a total of property and equipment of $999,384, less accumulated depreciation of $(275,991), resulting in a net figure of $723,393. Total assets, then, would include this property and equipment figure, plus cash, pre-paid expenses, advanced salaries, royalties and deposits of $498,312, for a total of assets on the balance sheet of $1,317,401. Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2000 included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

        Golden Eagle incurred a lower interest expense in the first quarter of 2001 of $72,154, as compared to first quarter 2000 interest of $78,948. Interest costs will continue, and may rise significantly, during the balance of 2001 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

        Golden Eagle had a net loss for the first quarter of 2001 of ($479,520), or $(.003) per share, compared to its net loss during the same period in 2000 of ($444,446), or $(.003) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2001. Those losses will continue as it invests further in exploration on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

        Impact of Inflation and Changing Prices
        ----------------------------------------

        Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1998, 1999, or 2000 and was not impacted during the first quarter of 2001. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Item 2. Changes in Securities

        During the quarter ending March 31, 2001, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 7,551,329 restricted common shares for cash to unaffiliated, accredited investors at $.03 to $0.05 per share, to raise $239,330. We paid for professional and consulting services with 1,537,500 shares of common stock issued pursuant to our 2000 Employee and Consultant Compensation Plan with an average value of $0.07 per share. An additional 300,000 shares of restricted common stock were used to pay accumulated interest at $0.084 per share. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet our goals under our agreement with the UCL. There was no underwriter involved in these transactions. None of these transactions were accomplished with any form of public advertising or general solicitation.

        We entered into two Convertible Debenture Agreements with an accredited investor and current shareholder during the first quarter of 2001 in the amount of $60,000. The terms of these Convertible Debentures, and all convertible debentures entered into with this investor, are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less. However, the minimum exercise price is
fixed at $.03.   The offers and sales of these convertible debentures were
accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions. None of these transactions were accomplished with any form of public advertising or general solicitation.


Item 3. Defaults upon Senior Securities

        None.


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information


        None.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits. The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

        None

        (b) Reports on Form 8-K. Golden Eagle did not file any reports on Form 8-K for the quarter covered by this report or subsequently.


                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                 (Golden Eagle)


May 14, 2001                      by: /s/ Terry C. Turner
                                      _______________________________________
                                      Terry C. Turner, President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                 GOLDEN EAGLE INTERNATIONAL, INC.
                                 (Golden Eagle)


May 14, 2001                     by: /s/ Terry C. Turner
                                     ________________________________________
                                     Terry C. Turner,
                                     Director and Principal Executive Officer


May 14, 2001                     by: /s/ Jennifer T. Evans
                                     _________________________________________
                                     Jennifer T. Evans
                                     Corporate Secretary/Treasurer and
                                     Principal Financial Officer

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial  Statements
Table of Contents
______________________________________________________________________________

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

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4

Notes to Consolidated Financial Statements                             F-5

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
______________________________________________________________________________

                                                   March 31,     December 31,
                                                   2001          2000
                                                   ------------- ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                             $     44,627  $    64,934
  Prepaid expense and other costs                        51,069       49,602
                                                   ------------- ------------
    Total current assets                                 95,696      114,536
                                                   ------------- ------------
PROPERTY AND EQUIPMENT
  Mining equipment                                      804,769      804,769
  Acquisition cost of mining prospect                   115,741      115,741
  Office equipment                                       78,874       77,755
  Vehicles                                                     -      59,796
                                                   ------------- ------------
                                                        999,384    1,058,061
  Less accumulated depreciation                        (275,991)    (306,273)
                                                   ------------- ------------
                                                        723,393      751,788
                                                   ------------- ------------
OTHER ASSETS
  Advances to officers                                  392,502      323,907
  Advance royalties                                      98,190       96,236
  Deposits                                                7,620        7,620
                                                   ------------- ------------
                                                        498,312      427,763
                                                   ------------- ------------

                                                   $  1,317,401  $ 1,294,087
                                                   ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                       $  1,284,843  $ 1,284,843
  Bank loan payable                                   1,000,000    1,000,000
  Other notes payable                                    83,781       84,071
  Debenture payable                                     300,000            -
  Accounts payable                                      178,718      232,703
  Accrued compensation and taxes                      1,517,712    1,456,382
  Accrued interest payable                              509,498      458,063
                                                   ------------- ------------

    Total current liabilities                         4,874,552    4,516,062
                                                   ------------- ------------

DEBENTURES PAYABLE                                      735,000      975,000
                                                   ------------- ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
    shares authorized 10,000,000; none issued                 -            -
  Common stock, par value $.0001 per share;
    authorized 800,000,000 shares; issued and
    outstanding 182,135,072 and 172,746,242 shares       18,212       17,273
  Additional paid-in capital                         11,072,982   10,701,766
  Deferred compensation                                (125,367)    (137,556)
  Deficit accumulated during the development stage  (15,257,978) (14,778,458)
                                                   ------------- ------------
    Total stockholders' (deficit)                    (4,292,151)  (4,196,975)
                                                   ------------- ------------

                                                   $  1,317,401  $ 1,294,087
                                                   ============= ============




See accompanying notes.                F-1

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
______________________________________________________________________________

                                                                July 21, 1988
                                        Three Months Ended      (Inception)
                                            March 31,           To March 31,
                                        2001         2000       2001
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $    161,077

COSTS AND OPERATING EXPENSES
  General and administration             311,423       311,200     9,100,081
  Exploration                             76,414        35,323     1,279,193
  Depreciation                            16,519        18,757       323,338
                                    ------------- ------------- -------------

  Total costs and operating expenses     404,356       365,280    10,702,612
                                    ------------- ------------- -------------

OPERATING (LOSS)                        (404,356)     (365,280)  (10,541,535)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense                       (72,154)      (78,948)   (1,408,635)
  Interest income                              -             -        15,483
  Loan financing costs, net                    -             -    (2,475,000)
  Write-down of mining prospect                -             -      (873,462)
  Gain on marketable securities                -             -       124,336
  Commissions                                  -             -         6,708
  Write off advances to Mineral
    Mountain Mining Co.                        -             -       (78,000)
  Write off loan to investment
    advisor                                    -             -       (15,000)
  Loss on sale of equipment              (12,996)            -       (30,310)
  Other income                             9,986         2,835        46,455
  Other expenses                               -        (3,053)      (23,718)
                                    ------------- ------------- -------------

  Total other income (expense)           (75,164)      (79,166)   (4,711,143)
                                    ------------- ------------- -------------

NET INCOME (LOSS)                   $   (479,520) $   (444,446) $(15,252,678)
                                    ============= ============= =============

BASIC EARNINGS (LOSS) PER SHARE     $      (0.00) $      (0.00) $      (0.33)
                                    ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING  176,169,703   143,031,508    46,363,852
                                    ============= ============= =============




See accompanying notes.                     F-2



_________________________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
________________________________________________________________________________________________________

                                                                                         July 21, 1988
                                                                 Three Months Ended      (Inception)
                                                                      March 31,          To March 31,
                                                                 2001          2000      2001
                                                            -------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $    (479,520) $   (444,446) $ (15,252,678)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Stock issued for services                                     107,625        60,174      3,452,253
    Depreciation expense                                           16,519        18,757        323,338
    Stock issued for accrued interest                              25,200         6,750        208,834
    Amortization of deferred compensation                          12,189             -         28,233
    Loss on retirement of vehicles, equipment and other            12,996             -         21,231
    Stock issued for loan pledges and renewals                          -             -      2,500,000
    Write-down of mining prospect                                       -             -        873,462
    Write off advances to Mineral Mountain Mining Co.                   -             -         78,000
    Fair value of officer salary expensed                               -             -         20,000
    Write off loan to investment advisor                                -             -         15,000
    Loss (gain) from investments                                        -             -       (114,670)
 Changes in operating assets and liabilities:
    Prepaid expense and other costs                                (1,467)      (29,538)       (51,069)
    Payables and accrued liabilities                               58,780       (90,955)     2,205,928
                                                            -------------- ------------- --------------
    Net cash flows (used for) operating activities               (247,678)     (479,258)    (5,692,138)
                                                            -------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                              (1,119)       (8,323)    (1,649,496)
 Advance royalties                                                 (1,954)            -        (98,190)
 Deposits                                                               -        (1,952)        (9,120)
 Proceeds from investments sales                                        -             -        184,380
 Advances to Mineral Mountain Mining Co.                                -             -        (78,000)
 Loan to investment advisor                                             -             -        (15,000)
 Purchase of investment securities                                      -             -        (59,478)
 Purchase of subsidiary (net of cash acquired)                          -             -         (2,700)
                                                            -------------- ------------- --------------
    Net cash flows from (used for) investing activities            (3,073)      (10,275)    (1,727,604)
                                                            -------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from related parties                                             -        36,085      1,913,909
 Repay of related party loans and advances to officers            (68,595)       (5,000)      (940,981)
 Proceeds from other notes payable                                      -        39,787        674,320
 Repayments of other notes payable                                   (291)            -       (112,403)
 Proceeds from convertible debentures                              60,000       300,000      1,448,500
 Proceeds from bank loan                                                -             -      1,000,000
 Common stock issued                                              239,330       182,350      3,544,088
 Stock issuance costs                                                   -             -        (63,064)
                                                            -------------- ------------- --------------
    Net cash flows from financing activities                      230,444       553,222      7,464,369
                                                            -------------- ------------- --------------
NET INCREASE (DECREASE) IN CASH                                   (20,307)       63,689         44,627
CASH - BEGINNING OF PERIOD                                         64,934         1,490              -
                                                            -------------- ------------- --------------
CASH - END OF PERIOD                                        $      44,627  $     65,179  $      44,627
                                                            ============== ============= ==============


See accompanying notes.                           F-3



---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         - $          -

 Issued June 1, 1989 for cash
  ($.00006 per share)                    1,666,665        167           (67)            -            -          100
 Issued in 1990 for cash ($.003
   to $.03 per share)                      666,665         67        10,033             -            -       10,100
 50,000 to 1 stock split                         -          -         4,900             -            -        4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -       59,280
 November 1, 1993, acquisition of
   subsidiary                                   -           -         2,600             -       (5,300)      (2,700)
 Fair value of officer salary                   -           -        20,000             -            -       20,000
 November 7, 1994, convert debt to
  equity ($.003 per share)              2,640,830         264         7,659             -            -        7,923
 Issued in 1994 for note receivable
  from affiliate ($.00125 per share)   20,000,000       2,000        23,000             -            -       25,000
 Issued in 1994 for legal services
  ($.00125 per share)                     375,000          37           432             -            -          469
 Issued for cash in 1995 ($.01 to
  $.282) less $41,644 issuance costs   10,469,750       1,047       244,002             -            -      245,049
 Issued for services in 1995
  ($.07 per share)                      2,337,333         234       171,749             -            -      171,983
 Convert notes payable in 1995
  ($.15625 per share)                     800,000          80       124,920             -            -      125,000
 Issued or cash in 1996 ($.05 to
  $.25 per share)                       2,250,650         222       401,808             -            -      402,030
 Issued for services in 1996 ($.07
  to $.30 per share)                    5,448,985         545     1,230,297             -            -    1,230,842
 Issued for cash in 1997
  ($.10 per share)                     10,126,350       1,013     1,011,622             -            -    1,012,635
 Issued in 1997 to related parties for
  loan guarantees ($.10 per share)     25,000,000       2,500     2,497,500             -            -    2,500,000
 Issued in 1997 for services ($.03
   to $.17 per share)                   9,276,398         928       815,072             -            -      816,000
 Issued in 1997 for equipment
  ($.10 per share)                      2,993,161         299       299,017             -            -      299,316
 Issued in 1997 for conversion of
  debt ($.09 and $.26 per share)          689,060          69       104,347             -            -      104,416
 Issued in 1997 for vehicle
  ($.10 per share)                        350,000          35        34,965             -            -       35,000
 Issued in 1998 for cash
  ($.10 per share)                      1,200,000         120       119,880             -            -      120,000
 Issued in 1998 for services
  ($.10 to $.16 per share)              3,704,172         370       462,630             -            -      463,000
 Issued in 1998 for conversion of
  debt ($.03 to $.07 per share)         8,396,268         840       434,122             -            -      434,962
 Issued in 1998 for interest
  ($.13 per share)                        558,333          56        72,444             -            -       72,500
 Issued in 1999 for cash
  ($.02 to $.10 per share)             14,070,000       1,407       767,593             -            -      769,000
 Issued in 1999 for services
  ($.04 to $.10 per share)              4,385,927         438       298,562             -            -      299,000
 Issued in 1999 for interest
   ($.03 to $.10 per share)               380,000          38        23,612             -            -       23,650
 Issued in 2000 for cash
  ($.03 to $.05 per share)             16,794,258       1,679       511,921             -            -      513,600
 Convert notes payable in 2000
   ($.03 per share)                    13,833,333       1,384       413,616             -            -      415,000
 Issued in 2000 for services
  ($.03 to $.06) per share)            11,519,839       1,152       359,557             -            -      360,709
 Issued in 2000 for interest
  ($.03 per share)                        625,000          63        18,687             -            -       18,750
 Deferred stock grants in 2000 to
  employees ($.08 per share)            1,920,000         192       153,408      (153,600)           -            -
 Amortization                                   -           -             -        16,044            -       16,044
 Other                                        (69)          -         2,625             -            -        2,625
 Net loss for the periods                       -           -             -             -  (14,773,158) (14,773,158)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2000          172,746,243      17,273    10,701,766      (137,556) (14,778,458)  (4,196,975)

 Issued for cash
  ($.03 to $.05 per share)              7,551,329         755       238,575             -            -      239,330
 Issued for services
   ($.07 per share)                     1,537,500         154       107,471             -            -      107,625
 Issued for interest
  ($.84 per share)                        300,000          30        25,170             -            -       25,200
 Amortization                                   -           -             -        12,189            -       12,189
 Net loss for the period                        -           -             -             -     (479,520)    (479,520)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at March 31, 2001              182,135,072  $  18,212  $ 11,072,982  $   (125,367)$(15,257,978) $(4,292,151)
                                      ============= ========== ============= ============= ============ =============


See accompanying notes.                                           F-4


______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
______________________________________________________________________________


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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. and Eagle Mining of Bolivia, Ltd. All intercompany transactions and balances have been eliminated.

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results for the remainder of 2001.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).