Form 10QSB
period 2001-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2001-08-20
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                                June 30, 2001

[ ]    Transition report under Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______ to ________.



                        Commission file number 0-23726

                       GOLDEN EAGLE INTERNATIONAL, INC.
           (Exact name of Golden Eagle as specified in its charter)


             Colorado                               84-1116515
     (State of incorporation)             (IRS Employer Identification No.)


    12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
             (Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320


Securities registered pursuant to Section 12(b) of the Act: None
Name of each exchange on which registered:   None

Securities registered pursuant to Section 12(g) of the Act:

                        $.0001 par value Common Stock
                               (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                                  [ X ]  Yes     [   ]  No

At June 30, 2001, there were 182,369,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format:    [   ]  Yes     [ X ]  No

                       PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited Financial Statements for the Quarter Year ended June 30, 2001, are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Liquidity and Capital Resources
      -------------------------------

      At June 30, 2001, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the second quarter of 2001, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at June 30, 2001, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of June 30, 2001 of $5,973,096) was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president and former corporate secretary; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit comes due on November 30, 2001. In the meantime, our sole obligation currently on this note is to continue paying the monthly interest. No additional compensation has been requested by, nor offered to, the affiliated guarantors of this obligation for their continued guarantee.

     With respect to the unpaid executive compensation and short-term operating loans made by affiliates over the past 4 years, management has not negotiated a satisfactory solution to date. No demand has been made, however, those compensation and loan obligations are past due, and in some cases, significantly past due. Golden Eagle is committed to proposing and negotiating solutions to those compensation and debt obligations within 2001, however, again, there can be no guarantees that those solutions will be acceptable to the parties to whom the amounts are owed. Because Golden Eagle's president and former corporate secretary/treasurer are included among these creditors, any resolution will be negotiated and approved by the disinterested members of Golden Eagle's Board of Directors.

     Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring the use of Golden Eagle's stock to raise working capital has continued throughout the second quarter of 2001 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During 2001 (through June 30,
2001), Golden Eagle has raised approximately $247,130 ( $239,330 in the first quarter and $7,800 in the second) from the sale of 7,811,328 shares of its common stock (7,551,329 in the first quarter and 259,999 in the second) from accredited investors (including some existing shareholders and other related and unrelated parties). In the same two quarters of 2001, we raised approximately $326,000 ($60,000 in the first quarter, and $266,000 in the second) from the sale of convertible debt. As is apparent, Golden Eagle virtually halted all private placements during the second quarter, while increasing its sale of convertible debt to one accredited investor, who is also an existing Golden Eagle shareholder. We have used these funds to finance our operating losses and working capital deficit generated in calendar year 2001 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements. Management would prefer to plan further in the future and to have funds available for business operations planned for future periods, but Golden Eagle has not be able to obtain the financing necessary to achieve such a status to date.

     In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs, as well as the ongoing purchase of interests from the shareholders of the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") (which we have a standing offer to purchase at the rate of $5,000 per share). We have purchased a number of shares (certificates of contribution) outright, and have made cash deposits of amounts ranging between $500 and $2,000 per share for the purchase of an additional number of shares. (This is described in more detail below.)

     Because of our ongoing working capital shortages, technical and financial issues resulting from the need to conduct our own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle has focused its efforts and expenditures on its priority obligations. These obligations include maintaining in good standing its obligations to its providers and vendors, as well as its staff in Bolivia and in the United States.

      During the second quarter, on June 25, 2001, we announced the consolidation of all of our Bolivian operations, mining assets and mining claims into one wholly-owned Bolivian subsidiary, Golden Eagle International, Inc. (Bolivia) or ("GEIIB"). The new Bolivian subsidiary, which will be 100% owned and operated by Golden Eagle International, Inc. ("GEII"), effectively brings together all of GEII's efforts toward its strategic plan in Bolivia under a single corporate umbrella. Management believes that this is an extremely important move toward being ready to implement our projected 11,000 ton-per-day mine plan once funding is in place. Golden Eagle's activities in Bolivia to date have always been in three separate areas (Please see below, Golden Eagle's fourth area of focus represented by its acquisition of 148,260 acres of mining claims, prospectively valuable for gold, copper, and other minerals, in the Pre-Cambrian Shield in Eastern Bolivia):

     . Since Golden Eagle first became involved in Bolivia in 1996, it has been a 93% shareholder in Golden Eagle Bolivia Mining, S.A. ("GEBM"), and GEBM has conducted exploration and mining operations in Bolivia, as well as owned all mining equipment and machinery.

     . Since November 1996, Golden Eagle has owned 84% of Eagle Mining of Bolivia, Ltd., which owns the contract rights with the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), covering the initial target area of 5,000 acres in Cangalli, Bolivia, within the Tipuani Gold Mining District.

     . In addition, GEII, as a foreign corporation in Bolivia, acquired 69,000 acres of mining claims contiguous to the initial contract claims owned by the UCL within the Tipuani Gold Mining District.

     Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Cangalli prospect. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with the Company on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition of the shares in the UCL, which owns the property underlying the original Cangalli project, and to which an 18% royalty on gross production is owed. In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials and UCL agents in Bolivia. Also, as indicated above, we have acquired additional mining concessions (69,000 acres) surrounding the original Cangalli concession (5,000 acres). Golden Eagle believes that these, and other intangible factors, add value to our project in the Tipuani Gold Mining District.

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

     Also during the second quarter, on June 28, 2001, we announced the expansion of our gold exploration and mining horizons by acquiring three mining concessions consisting of 148,260 acres in the Bolivian Pre-Cambrian Shield, 132 miles north of the city of Santa Cruz, Bolivia. This acquisition brings Golden Eagle's total acreage in Bolivia owned or under its control to 222,260 acres. Golden Eagle acquired the three mining concessions north of Santa Cruz, together with all proprietary data and geological information developed to date, from three Bolivian nationals for 10 million shares of Golden Eagle's restricted common stock valued at $300,000. These three Bolivian nationals have acted for the past 4 years, and during the sale of the concessions, as nominees for three individuals: Guido Paravicini, who received
5.5 million shares; Ravia Seydler, who received 3.5 million shares, and Jan DePetro, who received 1 million shares. Mr. Paravicini originally discovered and explored the mineralization on the three concessions, and developed the proprietary data and geological information regarding the area. Ms. Seydler and Ms. DePetro provided initial funding for the exploration efforts and paid the initial exploration mining patents (claims fees) on the properties. Golden Eagle will have an ongoing obligation to pay the Bolivian government $0.40 per acre, or approximately $60,000 total, per year in mining patents to maintain the claims in perpetuity. Since the actual issue of the shares was contingent on the sellers fulfilling certain closing requirements, the Board of Directors did not deem the shares as issued or issuable until the third quarter of 2001. Those closing requirements have subsequently been met and those shares have been issued during the third quarter. In addition, those shares were issued for investment purposes pursuant to exemptions from registration under the securities laws.

     The newly-acquired properties in the Bolivian Pre-Cambrian Shield have been explored by our geologists and are highly prospective for near surface gold mineralization and deeper mineralized volcanogenic massive sulphide ("VMS") deposits potentially containing commercial grades of gold, copper and silver. Golden Eagle's management believes that our gold deposit in the Tipuani Gold Mining District is so unique that it has taken us five years to explore and understand it better. We are now ready to verify our understanding by putting that deposit into production. However, the geological setting of these new Golden Eagle properties in the Bolivian Pre-Cambrian is one of the most well understood in the world, and that fact may make us more attractive to potential joint-venture partners, as well as potential financing sources.

      Golden Eagle's management's main objective is increasing value for its shareholders. Our gold deposit on our 74,000-acre landholding in the Tipuani Gold Mining District, as well as our projected 11,000 ton-per-day Chaco block caving operation, continue to be our main focus. However, the opportunity for the acquisition of the properties in Bolivia's Pre-Cambrian Shield presented itself as an important addition to our overall exploration and mining plan for Bolivia. Based on management's conclusions about the potential mineralization on these new properties, and Golden Eagle's commitment to it shareholders, management believed that it could not pass on this important acquisition.

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

     To date, Golden Eagle, through its operating subsidiary GEBM, has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the second quarter of 2001, Golden Eagle's operations in Bolivia did not produce gold for sale. All revenues generated to date from gold sales have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

     Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $200,000, minimum, to more that $400,000, as a maximum during the remaining two quarters of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $300,000 during the remaining two quarters of the current fiscal year).
Golden Eagle's stated objective is achieving commercial production if its properties are capable of producing gold commercially. Golden Eagle is contractually committed to investing $3 million in the development and exploration of the Cangalli property over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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

     Results of Operations
     ---------------------

     Golden Eagle's operations in the second quarter of 2001 resulted in significant continuing losses and negative cash flow. During the second quarter of 2001, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the second quarter of 2001 ending June 30, 2001 compared with the same period in 2000.

     Golden Eagle incurred operating expenses totaling ($394,449) in the second quarter of 2001, as compared to ($310,745) in the same period in 2000, an increase of 27%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($798,805) in the first two quarters of 2001 and ($676,025) during the same period in 2000, an increase of 18%.

     As of June 30, 2001, Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $1,579,495, principally owing to Golden Eagle's president and its former secretary/treasurer (who resigned in October 1999). Golden Eagle has not paid any current or past due salary to its president, or past due salary to its former secretary/treasurer during the second quarter of 2001 or subsequently. However, we have made cumulative advances of $68,250 to Golden Eagle's president as of June 30, 2001. The president's salary will continue to accrue in the third quarter of 2001, and throughout the balance of the year, at the rate of $200,000 per year for the Golden Eagle's president. As set forth above, we have paid salaries to our other United States and Bolivian employees currently.

     Golden Eagle's costs and operating expenses for second quarter of 2001 increased as to general and administrative expenses, totaling $354,755 compared to $258,873 during the same period in 2000, which is an increase of 37%. This increase is due entirely to an increase in engineering costs associated with Golden Eagle's projected 11,000 ton-per-day Chaco block caving operation. Those engineering costs include, but are not limited to:

     . The environmental permitting process before the Bolivian Ministry of the Environment, and Vice-Ministry of Mining and Petroleum; and

     .   Final mine, plant and tailings impoundment design.

Second quarter 2001 exploration expenses actually decreased from $28,998 in 2000 to $20,948 in 2001 (See, following paragraph).
As of June 30, 2001, Golden Eagle's Balance Sheet showed total assets of $1,317,156. These assets included:

     .   Current assets of $79,038, including cash and pre-paid expenses.

     . Property and equipment, including capital acquisition costs of the mining prospect of $115,741; $804,769 for mining equipment, and $81,461 for office equipment, for a total of property and equipment of $1,001,971, less accumulated depreciation of $(293,701), resulting in a net figure of $708,270.

     .   Advanced salaries, royalties and deposits of $529,848.

Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2000, included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

     Golden Eagle incurred a higher interest expense in the second quarter of 2001 of $93,957, as compared to second quarter 2000 interest of $73,475. Interest costs will continue, and may rise significantly, during the balance of 2001 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the second quarter of 2001 of ($486,816), or $(.003) per share, compared to its net loss during the same period in 2000 of ($381,614), or $(.003) per share. Golden Eagle had a net loss for the first and second quarters of 2001 of ($966,336), or $(.005) per share, compared to its net loss during the same period in 2000 of ($826,060), or $(.006) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2001. Those losses will continue as it invests further in exploration on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1998, 1999, or 2000 and was not impacted during the second quarter of 2001. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Item 2.  Changes in Securities

     During the first and second quarters ending June 30, 2001, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 7,811,328 restricted common shares for cash to unaffiliated, accredited investors at $.03 to $.05 per share, to raise $247,130 . These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the Company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

      We entered into four Convertible Debenture Agreements with an accredited investor and current shareholder during the first and second quarters of 2001 in the amount of $326,000. The terms of these Convertible Debentures, and all convertible debentures entered into with this investor, are: a one year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less. However, the minimum exercise price is fixed at $.03.


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

                               GOLDEN EAGLE INTERNATIONAL, INC.
                               (Golden Eagle)


August 17, 2001                by: /s/ Terry C. Turner
                               Terry C. Turner, President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                               GOLDEN EAGLE INTERNATIONAL, INC.
                               (Golden Eagle)


August 17, 2001                 by:/s/ Terry C. Turner
                                Terry C. Turner, Director and Principal
                                Executive Officer


August 17, 2001                 by:/s/ Jennifer T. Evans
                                Jennifer T. Evans
                                Corporate Secretary/Treasurer and
                                Principal Financial Officer

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

Consolidated Statement of Changes in Stockholders' Equity (Deficit)   F-4

Notes to Consolidated Financial Statements                            F-5

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
______________________________________________________________________________

                                                    June 30,     December 31,
                                                      2001          2000
                                                  ------------- -------------
ASSETS                                             (Unaudited)

CURRENT ASSETS
  Cash                                            $     25,430  $     64,934
  Prepaid expense and other costs                       53,608        49,602
                                                  ------------- -------------
     Total current assets                               79,038       114,536
                                                  ------------- -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                     804,769       804,769
  Acquisition cost of mining prospect                  115,741       115,741
  Office equipment                                      81,461        77,755
  Vehicles                                                   -        59,796
                                                  ------------- -------------

                                                     1,001,971     1,058,061
  Less accumulated depreciation                       (293,701)     (306,273)
                                                  ------------- -------------
                                                       708,270       751,788
                                                  ------------- -------------
OTHER ASSETS
  Advances to officers                                 421,708       323,907
  Advance royalties                                    100,520        96,236
  Deposits                                               7,620         7,620
                                                  ------------- -------------
                                                       529,848       427,763
                                                  ------------- -------------

                                                  $  1,317,156  $  1,294,087
                                                  ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                      $  1,278,843  $  1,284,843
  Bank loan payable                                  1,000,000     1,000,000
  Other notes payable                                   83,674        84,071
  Debenture payable                                  1,301,000             -
  Accounts payable                                     221,442       232,703
  Accrued compensation and taxes                     1,579,495     1,456,382
  Accrued interest payable                             587,680       458,063
                                                  ------------- -------------
     Total current liabilities                       6,052,134     4,516,062
                                                  ------------- -------------

DEBENTURES PAYABLE                                           -       975,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                 -             -
  Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 182,795,071 and 172,746,242
   shares, respectively                                 18,278        17,273
  Additional paid-in capital                        11,104,716    10,701,766
  Deferred compensation                               (113,178)     (137,556)
  Deficit accumulated during the development stage (15,744,794)  (14,778,458)
                                                  ------------- -------------
     Total stockholders' (deficit)                  (4,734,978)   (4,196,975)
                                                  ------------- -------------

                                                  $  1,317,156  $  1,294,087
                                                  ============= =============

_______________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
_____________________________________________________________________________________________

                                                                                          July 21, 1988
                                                                                          (Inception)
                                    Three Months Ended           Six Months Ended         Through
                                         June 30,                    June 30,             June 30,
                                    2001          2000           2001         2000        2001
                              -------------- -------------- -------------- -------------- --------------
REVENUES                      $           -  $           -  $           -  $           -  $     161,077

COSTS AND OPERATING COSTS
  General and administration        354,755        258,873        666,178        570,073      9,454,836

  Exploration                        20,948         28,998         97,362         64,321      1,300,141
  Depreciation                       18,746         22,874         35,265         41,631        342,084
                              -------------- -------------- -------------- -------------- --------------
    Total costs and
    operating expenses              394,449        310,745        798,805        676,025     11,097,061
                              -------------- -------------- -------------- -------------- --------------

OPERATING (LOSS)                   (394,449)      (310,745)      (798,805)      (676,025)   (10,935,984)
                              -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE)
  Interest expense                  (93,957)       (73,475)      (166,111)      (152,423)    (1,502,592)
  Interest income                         -              -              -              -         15,483
  Loan financing costs, net               -              -              -              -     (2,475,000)
  Write-down of mining prospect           -              -              -              -       (873,462)
  Gain on marketable securities           -              -              -              -        124,336
  Commissions                             -              -              -              -          6,708
  Write off advances to Mineral
    Mountain Mining Co.                   -              -              -              -        (78,000)
  Write off loan to investment
    advisor                               -              -              -              -        (15,000)
  Loss on sale of equipment               -              -        (12,996)             -        (30,310)
  Other income                        1,590              -         11,576          2,835         48,045
  Other expenses                          -          2,606              -           (447)       (23,718)
                              -------------- -------------- -------------- -------------- --------------
     Total other
      income (expense)              (92,367)       (70,869)      (167,531)      (150,035)    (4,803,510)
                              -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)             $    (486,816) $    (381,614) $    (966,336) $    (826,060) $ (15,739,494)
                              ============== ============== ============== ============== ==============

BASIC EARNINGS (LOSS)
 PER SHARE                    $      (0.003) $      (0.003) $      (0.005) $      (0.006) $      (0.321)
                              ============== ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                   182,369,558    152,231,905    179,286,757    146,990,833     48,985,338
                              ============== ============== ============== ============== ==============


                                      F-2

_______________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
________________________________________________________________________________________________________

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         - $          -
 Issued June 1, 1989 for cash
  ($.00006 per share)                    1,666,665        167           (67)            -            -          100
 Issued in 1990 for cash ($.003
   to $.03 per share)                      666,665         67        10,033             -            -       10,100
 50,000 to 1 stock split                         -          -         4,900             -            -        4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -       59,280
 November 1, 1993, acquisition of
   subsidiary                                   -           -         2,600             -       (5,300)      (2,700)
 Fair value of officer salary                   -           -        20,000             -            -       20,000
 November 7, 1994, convert debt to
  equity ($.003 per share)              2,640,830         264         7,659             -            -        7,923
 Issued in 1994 for note receivable
  from affiliate ($.00125 per share)   20,000,000       2,000        23,000             -            -       25,000
 Issued in 1994 for legal services
  ($.00125 per share)                     375,000          37           432             -            -          469
 Issued for cash in 1995 ($.01 to
  $.282) less $41,644 issuance costs   10,469,750       1,047       244,002             -            -      245,049
 Issued for services in 1995
  ($.07 per share)                      2,337,333         234       171,749             -            -      171,983
 Convert notes payable in 1995
  ($.15625 per share)                     800,000          80       124,920             -            -      125,000
 Issued or cash in 1996 ($.05 to
  $.25 per share)                       2,250,650         222       401,808             -            -      402,030
 Issued for services in 1996 ($.07
  to $.30 per share)                    5,448,985         545     1,230,297             -            -    1,230,842
 Issued for cash in 1997
  ($.10 per share)                     10,126,350       1,013     1,011,622             -            -    1,012,635
 Issued in 1997 to related parties for
  loan guarantees ($.10 per share)     25,000,000       2,500     2,497,500             -            -    2,500,000
 Issued in 1997 for services ($.03
   to $.17 per share)                   9,276,398         928       815,072             -            -      816,000
 Issued in 1997 for equipment
  ($.10 per share)                      2,993,161         299       299,017             -            -      299,316
 Issued in 1997 for conversion of
  debt ($.09 and $.26 per share)          689,060          69       104,347             -            -      104,416
 Issued in 1997 for vehicle
  ($.10 per share)                        350,000          35        34,965             -            -       35,000
 Issued in 1998 for cash
  ($.10 per share)                      1,200,000         120       119,880             -            -      120,000
 Issued in 1998 for services
  ($.10 to $.16 per share)              3,704,172         370       462,630             -            -      463,000
 Issued in 1998 for conversion of
  debt ($.03 to $.07 per share)         8,396,268         840       434,122             -            -      434,962
 Issued in 1998 for interest
  ($.13 per share)                        558,333          56        72,444             -            -       72,500
 Issued in 1999 for cash
  ($.02 to $.10 per share)             14,070,000       1,407       767,593             -            -      769,000
 Issued in 1999 for services
  ($.04 to $.10 per share)              4,385,927         438       298,562             -            -      299,000
 Issued in 1999 for interest
   ($.03 to $.10 per share)               380,000          38        23,612             -            -       23,650
 Issued in 2000 for cash
  ($.03 to $.05 per share)             16,794,258       1,679       511,921             -            -      513,600
 Convert notes payable in 2000
   ($.03 per share)                    13,833,333       1,384       413,616             -            -      415,000
 Issued in 2000 for services
  ($.03 to $.06) per share)            11,519,839       1,152       359,557             -            -      360,709
 Issued in 2000 for interest
  ($.03 per share)                        625,000          63        18,687             -            -       18,750
 Deferred stock grants in 2000 to
  employees ($.08 per share)            1,920,000         192       153,408      (153,600)           -            -
 Amortization                                   -           -             -        16,044            -       16,044
 Other                                        (69)          -         2,625             -            -        2,625
 Net loss for the periods                       -           -             -             -  (14,773,158) (14,773,158)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2000          172,746,243      17,273    10,701,766      (137,556) (14,778,458)  (4,196,975)

 Issued for cash ($.03 to $.05
  per share)                            7,811,328         781       246,349             -            -      247,130
 Issued for services ($.06 to $.07
  per share)                            1,937,500         194       131,431             -            -      131,625
 Issued for interest ($.84 per share)     300,000          30        25,170             -            -       25,200
 Amortization                                   -           -             -        24,378            -       24,378
 Net loss for the period                        -           -             -             -     (966,336)    (966,336)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at June 30, 2001               182,795,071  $  18,278  $ 11,104,716  $   (113,178)$(15,744,794) $(4,734,978)
                                      ============= ========== ============= ============= ============ ============

                                      F-3

_________________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
________________________________________________________________________________________________________
                                                                                          July 21, 1988
                                                                  Six Months Ended         (Inception)
                                                                       June 30,            To June 30,
                                                                   2001          2000          2001
                                                             -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $    (966,336) $   (826,060) $(15,739,494)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Stock issued for services                                     131,625        79,764     3,476,253
     Depreciation expense                                           35,265        41,631       342,084
     Stock issued for accrued interest                              25,200        14,250       208,834
     Amortization of deferred compensation                          24,378             -        40,422
     Loss on retirement of vehicle, equipment and other             12,996             -        21,231
     Stock issued for loan pledges and renewals                          -             -     2,500,000
     Write-down of mining prospect                                       -             -       873,462
     Write off advances to Mineral Mountain Mining Co                    -             -        78,000
     Fair value of officer salary expensed                               -             -        20,000
     Write off loan to investment advisor                                -             -        15,000
     Loss (gain) from investments                                        -             -      (114,670)
  Changes in operating assets and liabilities:
     Prepaid expense and other costs                                (4,006)      (43,194)      (53,608)
     Payables and accrued liabilities                              241,469        42,075     2,388,617
                                                             -------------- ------------- -------------
  Net cash flows (used for) operating activities                  (499,409)     (691,534)   (5,943,869)
                                                             -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                              (4,742)      (12,089)   (1,653,119)
  Advance royalties                                                 (4,284)       (3,570)     (100,520)
  Deposits                                                               -        (1,752)       (9,120)
  Proceeds from investments sales                                        -             -       184,380
  Advances to Mineral Mountain Mining Co.                                -             -       (78,000)
  Loan to investment advisor                                             -             -       (15,000)
  Purchase of investment securities                                      -             -       (59,478)
  Purchase of subsidiary (net of cash acquired)                          -             -        (2,700)
                                                             -------------- ------------- -------------
  Net cash flows from (used for) investing activities               (9,026)      (17,411)   (1,733,557)
                                                             -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                             -        41,132     1,913,909
  Repay related party loans and advances to officers              (103,801)       (5,000)     (976,187)
  Proceeds from other notes payable                                      -        39,624       674,320
  Repayments of other notes payable                                   (398)            -      (112,510)
  Proceeds from convertible debentures                             326,000       360,000     1,714,500
  Proceeds from bank loan                                                -             -     1,000,000
  Common stock issued                                              247,130       293,000     3,551,888
  Stock issuance costs                                                   -             -       (63,064)
                                                             -------------- ------------- -------------
  Net cash flows from financing activities                         468,931       728,756     7,702,856
                                                             -------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                                    (39,504)       19,811        25,430

CASH - BEGINNING OF PERIOD                                          64,934         1,490             -
                                                             -------------- ------------- -------------
CASH - END OF PERIOD                                         $      25,430  $     21,301  $     25,430
                                                             ============== ============= =============


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

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results for the remainder of 2001.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Loan by Company President and Advances to Company President

During the second quarter, the Company's president mortgaged his personal residence and loaned the Company $35,000 for emergency operating capital. No interest is being charged by the Company's president to the Company on this loan, however, the interest on the short-term mortgage loan of 18% is being passed through directly to the Company. Management anticipates that this loan will be repaid during the third quarter.
In addition, the Company's president has been advanced $68,250 through June 30, 2001 as a loan to be offset in the future against his accumulated unpaid salary.

______________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
______________________________________________________________________________


Note D - Acquisition of Three Mining Concessions in the Bolivian Pre-Cambrian Shield

At the end of the second quarter, on June 28, 2001, the Company acquired three mining concessions totaling 148,260 acres in the Bolivian Pre-Cambrian Shield, 132 miles north of the city of Santa Cruz, Bolivia. The Company acquired the three mining concessions, together with all proprietary data and geological information developed to date, from three Bolivian nationals for 10 million shares of Golden Eagle's restricted common stock valued at $300,000. Since the actual issue of the shares was contingent on the sellers fulfilling certain closing requirements, the Board of Directors did not deem the shares to be issued or issuable until the third quarter of 2001.