Form 10QSB
period 2001-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2001-11-19
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

      September 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                  Commission file number 0-23726


                 GOLDEN EAGLE INTERNATIONAL, INC.
   -----------------------------------------------------------
     (Exact name of Golden Eagle as specified in its charter)


           Colorado                                      84-1116515
   ------------------------                  -------------------------------
   (State of incorporation)                 (IRS Employer Identification No.)


12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
---------------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320


Securities registered pursuant to Section 12(b) of the Act:  None

Name of each exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act:


                  $.0001 par value Common Stock
                 --------------------------------
                         (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                [X ]  Yes    [   ]  No


At September 30, 2001, there were 194,298,404 shares of common stock outstanding.


Transitional Small Business Disclosure Format:    [  ]  Yes    [ X ]  No

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

         The unaudited Financial Statements for the Quarter Year ended September 30, 2001, are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources
         -------------------------------

         Working Capital Deficit. At September 30, 2001, and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the third quarter of 2001, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a significant hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at September 30, 2001, Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as most of its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of September 30, 2001 of ($4,746,498), a substantial change from the second quarter 2001 deficit number of (5,973,096) due to the extension of the maturity of convertible debentures to long-term debt classification. Our ongoing working capital deficit for third quarter was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president and former corporate secretary; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit comes due on November 30, 2001, however, we anticipate, but cannot guarantee, that this note will be extended for another year. In the meantime, our sole obligation currently on this note is to continue paying the monthly interest. No additional compensation has been requested by, nor offered to, the affiliated guarantors of this obligation for their continued guarantee.

         With respect to the unpaid executive compensation and short-term operating loans made by affiliates over the past 5 years, management has not negotiated a satisfactory solution to date. No demand has been made, however, those compensation and loan obligations are past due, and in some cases, significantly past due. Golden Eagle is committed to proposing and negotiating solutions to those compensation and debt obligations within the fourth quarter of 2001, however, again, there can be no guarantees that those solutions will be acceptable to the parties to whom the amounts are owed. Because Golden Eagle's president and former corporate secretary/treasurer are included among these creditors, any resolution will be negotiated and approved by the disinterested members of Golden Eagle's Board of Directors.

         Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring the use of Golden Eagle's stock to raise working capital has continued throughout the third quarter of 2001 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During 2001 (through September 30, 2001), Golden Eagle has raised approximately $250,730 from the sale of 7,931,328 shares of its common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. In the same three quarters of 2001, we raised approximately $710,000 from the sale of convertible debt. Golden Eagle virtually halted all private placements during the second and third quarters of 2001, while increasing its sale of convertible debt to one accredited investor, who is also an existing Golden Eagle shareholder. We have used these funds to finance our operating losses and working capital deficit generated in calendar year 2001 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements. Management would prefer to plan further in the future and to have funds available for business operations planned for future periods, but Golden Eagle has not be able to obtain the financing necessary to achieve such a status to date.

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

         During the second quarter, on June 25, 2001, we announced the consolidation of all of our Bolivian operations, mining assets and mining claims into one wholly-owned Bolivian subsidiary, Golden Eagle International, Inc. (Bolivia) or ("GEIIB"). The new Bolivian subsidiary, which is 100% owned and operated by Golden Eagle International, Inc. ("GEII"), effectively brings together all of GEII's efforts toward its strategic plan in Bolivia under a single corporate umbrella. The process of consolidation continued during the third quarter of 2001. Management believes that this is an extremely important move toward being ready to implement our projected 11,000 ton-per-day mine plan once funding is in place. Golden Eagle's activities in Bolivia to date have always been in three separate areas (Please see below, Golden Eagle's fourth area of focus represented by its acquisition of 148,260 acres of mining claims, prospectively valuable for gold, copper, and other minerals, in the Pre-Cambrian Shield in Eastern Bolivia):

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

         As another place for negotiating leverage, Golden Eagle has been studying the possibility of increasing its existing gold production from the Cangalli project based on the mining and metallurgical study of the project by its Vice President of Development. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 11,000 ton-per-day operation on the Cueva Playa Section of the property at a capital cost of approximately $6,000,000. As is apparent from the financial statements attached hereto, Golden Eagle does not have that amount of capital available and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in our project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in our project or our Bolivian subsidiary.

         Also during the second quarter, on June 28, 2001, we announced the expansion of our gold exploration and mining horizons by acquiring three mining concessions consisting of 148,260 acres in the Bolivian Pre-Cambrian Shield, 132 miles north of the city of Santa Cruz, Bolivia. This acquisition brings Golden Eagle's total acreage in Bolivia owned or under its control to 222,260 acres. Golden Eagle acquired the three mining concessions north of Santa Cruz, together with all proprietary data and geological information developed to date, from three Bolivian nationals for 10 million shares of Golden Eagle's restricted common stock valued at $300,000. Since the actual issue of the shares was contingent on the sellers fulfilling certain closing requirements, the Board of Directors did not deem the shares as issued or issueable until the third quarter of 2001. Those closing requirements were subsequently met and those shares were issued during the third quarter. In addition, those shares were issued for investment purposes pursuant to exemptions from registration under the securities laws.

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

         Golden Eagle's management's main objective is increasing value for its shareholders. Our gold deposit on our 74,000-acre landholding in the Tipuani Gold Mining District, as well as our projected 11,000 ton-per-day Cueva Playa block caving operation, continue to be our main focus. However, the opportunity for the acquisition of the properties in Bolivia's Pre-Cambrian Shield presented itself as an important addition to our overall exploration and mining plan for Bolivia. Based on management's conclusions about the potential mineralization on these new properties, and Golden Eagle's commitment to it shareholders, management believed that it could not pass on this important acquisition.

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

         To date, Golden Eagle, through its former operating subsidiary Golden Eagle Bolivia Mining, S.A. ("GEBM"), has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the third quarter of 2001, Golden Eagle's operations in Bolivia did not produce gold for sale. All revenues generated to date from gold sales have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

         Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $100,000, minimum, to more that $200,000, as a maximum, during the remaining quarter of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $300,000 during the remaining quarter of the current fiscal year). Golden Eagle's stated objective is achieving commercial production if its properties are capable of producing gold commercially. Golden Eagle is contractually committed to the UCL to invest $3 million in the development and exploration of the initial 5,000 acres in the Cangalli area over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

         The Company believes that a substantial and material risk exists, which Management has termed the "cooperative risk factor." This risk relates to various aspects of Golden Eagle's relationship with UCL, an organization consisting of 118 members of all socio-economic, education, and political levels and criteria. Golden Eagle's Management has sought and received, repeatedly, assurances from UCL's president and board of directors that the Company's subsidiary's contract position and right to the quiet pursuit of its contract rights of exploration, development, and mining will remain undisturbed. Over the course of the contract between Golden Eagle's subsidiary and UCL, approximately five years, we have received informal and formal complaints from UCL's administration regarding our contract compliance. However, Golden Eagle believes it has always been able to satisfactorily resolve any complaint or dispute. Management believes that this problem resolution process will continue for the life of the contract, 25 years from January 1996. Factors which are somewhat out of management's control regarding the "cooperative risk factor" are: tortious interference by unrelated third parties; force majeure; commodities and metals market fluctuations; or the failure of governmental institutions to support Golden Eagle's legitimate rights vis- -vis some illegal action on the part of UCL or third parties. Golden Eagle is aware that certain third parties have attempted to disrupt our relationship with UCL. However, we have defended, and intend to continue to defend, our rights aggressively. Although management believes it will be able to defend its rights, there can be no assurance that it will be successful. While Golden Eagle's management's analysis is very positive for future relations, any potential investors or current shareholders must take notice of the "cooperative risk factor," and weigh it carefully when making any investment decision regarding Golden Eagle's securities.

         As stated above, implementation of any or all of Golden Eagle's planned strategies requires significant infusions of working and operating capital, and we cannot assure that we will be successful in raising that capital through loans, secondary offering or private placements.

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

         Results of Operations
         ---------------------

         Golden Eagle's operations in the third quarter of 2001 resulted in significant continuing losses and negative cash flow. During the third quarter of 2001, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

         The following sets forth certain information regarding Golden Eagle's results of operations during the third quarter of 2001 ending September 30, 2001 compared with the same period in 2000.

         Golden Eagle incurred operating expenses totaling $357,835 in the third quarter of 2001, as compared to $348,266 in the same period in 2000, a slight increase of 3%. As a result of having limited revenues from operations, Golden Eagle incurred operating losses of ($357,835) in the third quarter of 2001 and ($347,390) during the same period in 2000, again a slight increase of 3%.

         As of September 30, 2001, Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $1,612,813, principally owing to Golden Eagle's president and its former secretary/treasurer (who resigned in October 1999). Golden Eagle has not paid any current or past due salary to its president, or past due salary to its former secretary/treasurer during the third quarter of 2001 or subsequently. The president's salary will continue to accrue in the fourth quarter of 2001, and throughout the balance of the year, at the rate of $240,000 per year for the Golden Eagle's president. As set forth above, we have paid salaries to our other United States and Bolivian employees currently.

         Golden Eagle's costs and operating expenses for third quarter of 2001 increased as to general and administrative expenses, totaling $294,867 compared to $280,014 during the same period in 2000, which is a negligible increase of 5%. Despite the fact that our Management has undertaken cost-cutting measures during this period, this small increase is due entirely to an increase in engineering and permitting costs associated with Golden Eagle's projected 11,000 ton-per-day Cueva Playa block-caving operation. Those engineering and permitting costs include, but are not limited to:

         . The environmental permitting process before the Bolivian Ministry of the Environment, and Vice-Ministry of Mining and Petroleum; and

         .   Final mine, plant and tailings impoundment design.

Third quarter 2001 exploration expenses actually decreased from $47,419 in 2000 to $45,640 in 2001 (See, following paragraph).

         As of September 30, 2001, Golden Eagle's Balance Sheet showed total assets of $1,691,282. These assets included:

         .    Current assets of $73,189, including cash and pre-paid expenses.

         . Property and equipment, including capital acquisition costs of the mining prospects of $415,741 (an increase of $300,000 in the third quarter over the second quarter figure due to the acquisition of the properties in the Pre-Cambrian Shield in Santa Cruz, Bolivia); $804,769 for mining equipment, and $82,960 for office equipment, for a total of property and equipment of $1,303,470 less accumulated depreciation of $(311,029), resulting in a net figure of $992,441.

         .    Advances to officers, royalties and deposits of $625,652.

Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2000, included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

         Golden Eagle incurred a higher interest expense in the third quarter of 2001 of $122,542, as compared to third quarter 2000 interest of $83,089. Interest costs will continue, and may rise significantly, during the balance of 2001 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

         Golden Eagle had a net loss for the third quarter of 2001 of ($478,716), or $(.002) per share, compared to its net loss during the same period in 2000 of ($430,339), or $(.003) per share. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2001. Those losses will continue as it invests further in exploration on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

         Impact of Inflation and Changing Prices
         ---------------------------------------

         Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1998, 1999, or 2000 and was not impacted during the third quarter of 2001. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Item 2.  Changes in Securities
         ---------------------

         During the quarter ending September 30, 2001, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 120,000 restricted common shares for cash to unaffiliated, accredited investors at $.03 per share, to raise $3,600. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

         We entered into three Convertible Debenture Agreements with an accredited investor and current shareholder during the third quarter of 2001 in the amount of $384,000. The terms of these Convertible Debentures, and all convertible debentures entered into with this investor, are: a two-year term (previous one-year term notes having been extended to two-year terms); interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less. However, the minimum exercise price is fixed at $.03.

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

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                  (Golden Eagle)


         November 16, 2001     by: /s/ Terry C. Turner
                                   -------------------------------------
                                   Terry C. Turner, President


         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                   GOLDEN EAGLE INTERNATIONAL, INC.
                                   (Golden Eagle)


           November 16, 2001   by: /s/ Terry C. Turner
                                   --------------------------------------
                                   Terry C. Turner,
                                   Director and Principal Executive Officer

           November 16, 2001   by: /s/ Jennifer T. Evans
                                   ----------------------------------------
                                   Jennifer T. Evans
                                   Corporate Secretary/Treasurer and
                                   Principal Financial Officer

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

Consolidated Statement of Cash Flows                                      F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)       F-4

Notes to Consolidated Financial Statements                                F-5

_____________________________________________________________________________
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
_____________________________________________________________________________

                                                   September 30, December 31,
                                                        2001         2000
                                                   ------------- -------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                             $     7,444   $     64,934
  Prepaid expense and other costs                       65,745         49,602
                                                   ------------- -------------
     Total current assets                               73,189        114,536
                                                   ------------- -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                     804,769        804,769
  Acquisition cost of mining prospects                 415,741        115,741
  Office equipment                                      82,960         77,755
  Vehicles                                                   -         59,796
                                                   ------------- -------------
                                                     1,303,470      1,058,061
  Less accumulated depreciation                       (311,029)      (306,273)
                                                   ------------- -------------
                                                       992,441        751,788
                                                   ------------- -------------
OTHER ASSETS
  Advances to officers                                  518,032       323,907
  Advance royalties                                     100,000        96,236
  Deposits                                                7,620         7,620
                                                   ------------- -------------
                                                        625,652       427,763
                                                   ------------- -------------

                                                   $  1,691,282  $  1,294,087
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                       $  1,278,843  $  1,284,843
  Bank loan payable                                   1,000,000     1,000,000
  Other notes payable                                    65,084        84,071
  Accounts payable                                      194,416       232,703
  Accrued compensation and taxes                      1,612,813     1,456,382
  Accrued interest payable                              668,531       458,063
                                                   ------------- -------------

     Total current liabilities                        4,819,687     4,516,062
                                                   ------------- -------------

DEBENTURES PAYABLE                                    1,685,000       975,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
    shares authorized 10,000,000; none issued                 -             -
  Common stock, par value $.0001 per share;
     authorized 800,000,000 shares; issued and
     outstanding 194,298,404 and 172,746,242
     shares, respectively                                19,429        17,273
  Additional paid-in capital                         11,491,665    10,701,766
  Deferred compensation                                (100,989)     (137,556)
  Deficit accumulated during the development stage  (16,223,510)  (14,778,458)
                                                   ------------- -------------
     Total stockholders' (deficit)                   (4,813,405)   (4,196,975)
                                                   ------------- -------------

                                                   $  1,691,282  $  1,294,087
                                                   ============= =============



See accompanying notes.                       F-1



___________________________________________________________________________________________________
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
___________________________________________________________________________________________________

                                                                                       July 21, 1988
                                                                                        (Inception)
                                    Three Months Ended          Nine Months Ended         Through
                                       September 30,              September 30,        September 30,
                                   2001          2000          2001           2000         2001
                              -------------- ------------- ------------- ------------- -------------
REVENUES                      $           -  $        876  $          -  $        876  $    161,077

COSTS AND OPERATING COSTS
  General and administration        294,867       280,014       961,045       850,087     9,749,703
  Exploration                        45,640        47,419       143,002       111,740     1,345,781
  Depreciation                       17,328        20,833        52,593        62,464       359,412
                              -------------- ------------- ------------- ------------- -------------
     Total costs and
     operating expenses             357,835       348,266     1,156,640     1,024,291    11,454,896
                              -------------- ------------- ------------- ------------- -------------

OPERATING (LOSS)                   (357,835)     (347,390)   (1,156,640)   (1,023,415)  (11,293,819)
                              -------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense                 (122,542)      (83,089)     (288,653)     (235,512)   (1,625,134)
  Interest income                         -             -             -             -        15,483
  Loan financing costs, net               -             -             -             -    (2,475,000)
  Write-down of mining prospect           -             -             -             -      (873,462)
  Gain on marketable securities           -             -             -             -       124,336
  Commissions                             -             -             -             -         6,708
  Write off advances to
    Mineral Mountain Mining Co.           -             -             -             -       (78,000)
  Write off loan to
    investment advisor                    -             -             -             -       (15,000)
  Loss on sale of equipment               -             -       (12,996)            -       (30,310)
  Other income                        1,661             -        13,237         2,835        49,706
  Other expenses                          -           140             -          (307)      (23,718)
                              -------------- ------------- ------------- ------------- -------------

     Total other income
      (expense)                    (120,881)      (82,949)     (288,412)     (232,984)   (4,924,391)
                              -------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)             $    (478,716) $   (430,339) $ (1,445,052) $ (1,256,399) $(16,218,210)
                              ============== ============= ============= ============= =============
BASIC EARNINGS (LOSS)
  PER SHARE                   $      (0.002) $     (0.003) $     (0.008) $     (0.008) $     (0.313)
                              ============== ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   194,131,194   159,519,533   184,289,277   151,623,178    51,758,121
                              ============== ============= ============= ============= =============



See accompanying notes.                                   F-2




___________________________________________________________________________________________________
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
___________________________________________________________________________________________________

                                                                                     July 21, 1988
                                                             Nine Months Ended       (Inception) To
                                                                September 30,        September 30,
                                                             2001          2000      2001
                                                        -------------- ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $  (1,445,052) $ (1,256,399) $  (16,218,210)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Stock issued for services                                  196,625       170,534       3,541,253
   Depreciation expense                                        52,593        62,464         359,412
   Stock issued for accrued interest                           44,700        18,750         228,334
   Amortization of deferred compensation                       36,567             -          52,611
   Loss on retirement of vehicle, equipment and other          12,996             -          21,231
   Stock issued for loan pledges and renewals                       -             -       2,500,000
   Write-down of mining prospect                                    -             -         873,462
   Write off advances to Mineral Mountain Mining Co.                -             -          78,000
   Fair value of officer salary expensed                            -             -          20,000
   Write off loan to investment advisor                             -             -          15,000
   Loss (gain) from investments                                     -             -        (114,670)
  Changes in operating assets and liabilities:
   Prepaid expense and other costs                            (16,143)        9,495         (65,745)
   Payables and accrued liabilities                           328,612        50,588       2,475,760
                                                        -------------- ------------- ---------------

  Net cash flows (used for) operating activities             (789,102)     (944,568)     (6,233,562)
                                                        -------------- ------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                         (6,241)      (11,210)     (1,654,618)
  Advance royalties                                            (3,764)       (5,200)       (100,000)
  Deposits                                                          -         1,248          (9,120)
  Proceeds from investments sales                                   -             -         184,380
  Advances to Mineral Mountain Mining Co.                           -             -         (78,000)
  Loan to investment advisor                                        -             -         (15,000)
  Purchase of investment securities                                 -             -         (59,478)
  Purchase of subsidiary (net of cash acquired)                     -             -          (2,700)
                                                        -------------- ------------- ---------------

  Net cash flows from (used for) investing activities         (10,005)      (15,162)     (1,734,536)
                                                        -------------- ------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                                        -        41,132       1,913,909
  Repay related party loans and advances to officers         (200,125)       (5,000)     (1,072,511)
  Proceeds from other notes payable                             8,400        39,624         682,720
  Repayments of other notes payable                           (27,388)       (3,200)       (139,500)
  Proceeds from convertible debentures                        710,000       650,000       2,098,500
  Proceeds from bank loan                                           -             -       1,000,000
  Common stock issued                                         250,730       478,360       3,555,488
  Stock issuance costs                                              -             -         (63,064)
                                                        -------------- ------------- ---------------

  Net cash flows from financing activities                    741,617     1,200,916       7,975,542
                                                        -------------- ------------- ---------------
NET INCREASE (DECREASE) IN CASH                               (57,490)      241,186           7,444

CASH - BEGINNING OF PERIOD                                     64,934         1,490               -
                                                        -------------- ------------- ---------------

CASH - END OF PERIOD                                    $       7,444  $    242,676  $        7,444
                                                        ============== ============= ===============



See accompanying notes.                                     F-3



_______________________________________________________________________________________________

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
________________________________________________________________________________________________________

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued June 1, 1989 for cash
  ($.00006 per share)                    1,666,665        167           (67)            -            -           100
 Issued in 1990 for cash ($.003
   to $.03 per share)                      666,665         67        10,033             -            -        10,100
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -        59,280
 November 1, 1993, acquisition of
   subsidiary                                   -           -         2,600             -       (5,300)       (2,700)
 Fair value of officer salary                   -           -        20,000             -            -        20,000
 November 7, 1994, convert debt to
  equity ($.003 per share)               2,640,830        264         7,659             -            -         7,923
 Issued in 1994 for note receivable
  from affiliate ($.00125 per share)    20,000,000      2,000        23,000             -            -        25,000
 Issued in 1994 for legal services
  ($.00125 per share)                      375,000         37           432             -            -           469
 Issued for cash in 1995 ($.01 to
  $.282) less $41,644 issuance costs    10,469,750      1,047       244,002             -            -       245,049
 Issued for services in 1995
  ($.07 per share)                       2,337,333        234       171,749             -            -       171,983
 Convert notes payable in 1995
  ($.15625 per share)                      800,000         80       124,920             -            -       125,000
 Issued or cash in 1996 ($.05 to
  $.25 per share)                        2,250,650        222       401,808             -            -       402,030
 Issued for services in 1996 ($.07
  to $.30 per share)                     5,448,985        545     1,230,297             -            -     1,230,842
 Issued for cash in 1997
  ($.10 per share)                      10,126,350      1,013     1,011,622             -            -     1,012,635
 Issued in 1997 to related parties for
  loan guarantees ($.10 per share)      25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued in 1997 for services ($.03
   to $.17 per share)                    9,276,398        928       815,072             -            -       816,000
 Issued in 1997 for equipment
  ($.10 per share)                       2,993,161        299       299,017             -            -       299,316
 Issued in 1997 for conversion of
  debt ($.09 and $.26 per share)           689,060         69       104,347             -            -       104,416
 Issued in 1997 for vehicle
  ($.10 per share)                         350,000         35        34,965             -            -        35,000
 Issued in 1998 for cash
  ($.10 per share)                       1,200,000        120       119,880             -            -       120,000
 Issued in 1998 for services
  ($.10 to $.16 per share)               3,704,172        370       462,630             -            -       463,000
 Issued in 1998 for conversion of
  debt ($.03 to $.07 per share)          8,396,268        840       434,122             -            -       434,962
 Issued in 1998 for interest
  ($.13 per share)                         558,333         56        72,444             -            -        72,500
 Issued in 1999 for cash
  ($.02 to $.10 per share)              14,070,000      1,407       767,593             -            -       769,000
 Issued in 1999 for services
  ($.04 to $.10 per share)               4,385,927        438       298,562             -            -       299,000
 Issued in 1999 for interest
   ($.03 to $.10 per share)                380,000         38        23,612             -            -        23,650
 Issued in 2000 for cash
  ($.03 to $.05 per share)              16,794,258      1,679       511,921             -            -       513,600
 Convert notes payable in 2000
   ($.03 per share)                     13,833,333      1,384       413,616             -            -       415,000
 Issued in 2000 for services
  ($.03 to $.06) per share)             11,519,839      1,152       359,557             -            -       360,709
 Issued in 2000 for interest
  ($.03 per share)                         625,000         63        18,687             -            -        18,750
 Deferred stock grants in 2000 to
  employees ($.08 per share)             1,920,000        192       153,408      (153,600)           -             -
 Amortization                                    -          -             -        16,044            -        16,044
 Other                                         (69)         -         2,625             -            -         2,625
 Net loss for the periods                        -          -             -             -  (14,773,158)  (14,773,158)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2000           172,746,243     17,273    10,701,766      (137,556) (14,778,458)   (4,196,975)

 Issued for cash ($.03 to $.05
  per share)                             7,931,328        794       249,936             -            -       250,730
 Issued for mining prospect
  ($.03 per share)                      10,000,000      1,000       299,000             -            -       300,000
 Issued for services ($.06 to
  $.07 per share)                        3,020,833        302       196,323             -            -       196,625
 Issued for interest ($.06 to
  $.08 per share)                          600,000         60        44,640             -            -        44,700
 Amortization                                    -          -             -        36,567            -        36,567
 Net loss for the period                         -          -             -             -   (1,445,052)   (1,445,052)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at September 30, 2001          194,298,404  $  19,429  $ 11,491,665  $   (100,989)$(16,223,510) $ (4,813,405)
                                      ============= ========== ============= ============= ============ =============





See accompanying notes                                       F-4


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

The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results for the remainder of 2001.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Acquisition of Mining Prospect for Common Stock

During the three months ended September 30, 2001, the Company acquired three mining concessions totaling 148,260 acres north of Santa Cruz, Bolivia for 10 million shares of common stock valued at $.03 per share.

Note D - Convertible Debentures
During the three months ended September 30, 2001, the repayment term of all outstanding convertible debentures were extended from a one-year repayment period to two years. Accordingly, these obligations have been reclassified from short-term to long-term liabilities.