Form 10KSB
period 2001-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2002-04-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

                        December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ____.

                  Commission file number 0-23726

                 GOLDEN EAGLE INTERNATIONAL, INC.
       ----------------------------------------------------
     (Exact name of the Company as specified in its charter)

            Colorado                                    84-1116515
(State of incorporation)                  (I.R.S. Employer Identification No.)

12401 South 450 East, Bldg. D2, Suite A, Salt Lake City, Utah 84020
       (Address of principal executive offices) (Zip Code)

The Company's telephone number, including area code:  (801) 619-9320

Securities registered pursuant to Section 12(b) of the Act: None
Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

                  $.0001 par value Common Stock
                  ------------------------------
                         (Title of class)

Indicate by checkmark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.[ X ]  Yes   [  ]  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
thereto.    [ ]

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of March 27, 2002 was approximately $22,315,227. This estimate is based on the last sale price per share ($.135 on March 27, 2002) and 165,297,985 shares estimated to be held by non-affiliates.

At December 31, 2001 there were 206,111,955 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.

Transitional Small Business Disclosure Format: [ ]  Yes     [ X ]  No

PART 1


Item 1.   Business Development

     (a)  GENERAL

     Golden Eagle International, Inc., was formed as a Colorado corporation on July 21, 1988. At incorporation, our name was Beneficial Capital Financial Services Corp. We changed our name to Golden Eagle International, Inc., on February 2, 1995. We are engaged in operations in the minerals industry in Bolivia through several subsidiaries. When we use the term "we" or "our" in this report, or similar words, we mean Golden Eagle and its majority-owned or wholly-owned subsidiaries. Our subsidiaries are:

------------------------ ------------------- --------------------------------
                        |Jurisdiction(date)|
Name (percent ownership)|of Organization   |  Description of Activities
------------------------ ------------------ --------------------------------
Golden Eagle Bolivia    | Bolivia (1996)   | This subsidiary owns equipment,
Mining, S.A. ("GEBM")    |                | has carried out exploration
(93%)                   |                  | operations, and has achieved
                        |                  | limited production of gold from
                        |                  | the Cangalli deposit, which is
                        |                  | described in more detail below.
                        |                  | All right, title and interest
                        |                  | this subsidiary holds in any
                        |                  | assets are being transferred to
                        |                  | Golden Eagle International, Inc.
                        |                  | (Bolivia). (See below.)
------------------------ ------------------- --------------------------------
Eagle Mining of Bolivia,|  Bolivia (1996)  | This subsidiary holds no rights
Ltd. ("EMB") (84%)      |                  | or assets at this time.
------------------------ ------------------- --------------------------------
Golden Eagle            |  Bolivia (2001)  | This subsidiary holds all
International, Inc.     |                  | contract mining rights with the
(Bolivia)               |                  | United Cangalli Gold Mining
("GEII Bolivia")        |                  | Cooperative, and all concession
(100%)                  |                  | mining rights granted by the
                        |                  | Bolivian government, which are
                        |                  | described below in more detail.
                        |                  | This subsidiary is also the owner
                        |                  | of some assets, and will receive
                        |                  | all of the company's assets from
                        |                  | GEBM during 2002 in an effort by
                        |                  | the company to consolidate all
                        |                  | interests, assets and operations
                        |                  | in one wholly-owned subsidiary.
-----------------------------------------------------------------------------

     Affiliated and unaffiliated persons own the remaining equity interest in the GEBM and EMB subsidiaries as described below in "Certain Relationships and Related Party Transactions."

     We have acquired numerous mining properties in Bolivia, including approximately 5,000 acres known as the "Cangalli properties" (that we have under contract for 25 years directly and through our predecessors), and an additional four mining claims totaling 69,000 acres known as the "Tipuani properties" (which claims we own outright) that surround the Cangalli properties. The Cangalli and Tipuani properties are located in the Tipuani Gold Mining District, 62 miles north of La Paz, Bolivia. During 2001, we also acquired four mining claims totaling 148,000 acres (which claims we also own outright and the acreage of which was subsequently reduced to 125,000 acres by the Superintendent of Mines for the State of Santa Cruz) in Bolivia's Precambrian Shield 138 miles north of Santa Cruz, Bolivia. These claims are known as the "Precambrian properties." None of these properties have any proven or probable mineral reserves as defined by Industry Guide 7, SEC Regulations, although we have identified a significant amount of gold mineralization on the Cangalli and Tipuani properties, and gold, copper, silver and zinc mineralization on the Precambrian properties.

     We are a development-stage company (as that term is defined in Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). This term means that we have had no operations resulting in significant revenues or profitability. Our only revenues have been derived from the production and sale of approximately 21,000 grams of gold during 1996 through 1999 resulting from exploration activities on the Cangalli and Tipuani properties. This production provided us with post-royalty revenues of $161,000, which we have used for further work on our Bolivian properties. We have not achieved any revenues from gold production during 2000 or 2001.

     This report includes a significant amount of information about Bolivia and references amounts in United States dollars. Substantially all of our transactions in Bolivia are reflected in dollar-denominated amounts and, therefore we do not bear any significant risk of devaluation or inflation of Bolivian currency.

     As noted, the future conduct of our business and our response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated. Certain statements contained in this report using the terms "will," "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond our ability to predict or control and that may cause actual results to differ materially from the projections or estimates that are contained in this report. These risks include, but are not limited to, the risks described in this report, and the other risks associated with start-up mineral exploration operations in developing countries. Certain of our previous projections have proven to be incorrect, and in some cases materially so. It is important that each person reviewing this report understands the significant risks attendant to our operations. We disclaim any obligation to update any forward-looking statement made herein.

     (b) BUSINESS OF ISSUER

Our Properties
--------------

     The Cangalli Properties. In October 1995, we began reviewing potential mining opportunities in Bolivia. Thereafter, we conducted a site visit to the Tipuani Gold Mining District (approximately 62 miles north of the Bolivian capital of La Paz). Our representatives traveled to the town of Cangalli, approximately two kilometers down river from the town of Tipuani, a well known gold mining center in Bolivia. We hired an independent geologist to evaluate the Cangalli area. This geologist reported that the area merited further study.

     Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 (through one of our subsidiaries) we entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative consisting of 118 members of all socio-economic, educational, and political levels and criteria. Our contract with UCL includes:

     the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (5,000 acres),

     for a 25-year period (through 2019), and is renewable for an additional 25 years through 2044, providing for a gross royalty to be paid to UCL of 18% of all gold production, and imposed certain work obligations, which we believe have been fulfilled through the entire term of our agreement with UCL.

     Based on our interpretation of the contract with UCL, we believe that our only remaining material obligation to UCL is to pay the gross royalty on any production we may achieve.

     We believe that a substantial and material risk relating to our relationship with UCL exists, which we have termed the "cooperative risk factor." These risks, which could result in a termination of our contract if proven, include:

..    Disagreement regarding our compliance with our contract with UCL.  To date we have been able to resolve all matters successfully and with no disruption to our operations;

..    Tortious interference by unrelated third parties which we believe may have occurred but which we believe we have handled with the management of UCL in a manner satisfactory to both of us;

..    Force majeure which may prevent our operations on the properties due to circumstances beyond our control;

..    Commodities and metals market fluctuations which may make our operations non-economic; and

..    The failure of governmental institutions to support our legitimate rights vis-a-vis some illegal action on the part of UCL or third parties.

     In an effort to reduce or eliminate the "cooperative risk factor," we have attempted to purchase individual shares from UCL shareholders. However, after a series of negotiations during 1999 with UCL's Board of Directors, and a special committee formed to analyze UCL's sale of the Cangalli properties, we were not able to come to a satisfactory agreement for the sale/purchase.

     Notwithstanding UCL's resistance, during the period from1999 through December 31, 2001, we purchased a number of UCL shares, or paid non-refundable down payments varying from $500 to $2,000 toward the purchase of a number of individual UCL shares. The total purchase price for these shares is $5,000 per share and, in all cases, the amount due in excess of the down payment does not bear interest. Each shareholder gave us a power of attorney to vote UCL shares purchased.

     After months of negotiation with UCL's Board of Directors, UCL's Board agreed to record the share transfers and the process is underway. UCL held a special general assembly of its membership at the end of 2000. At this meeting, the members ratified UCL's Board's decision to recognize and record our shares. Subject to the availability of adequate funds, we plan to continue our acquisition efforts until our goals stated above are reached. We cannot assure that we will be successful in acquiring a majority interest (60 shares) in UCL, but management expects to be able to continue its efforts to do so. You should note that our obligation to complete the purchase of these shares will require further expenditure of capital which we currently do have available, but which is always subject to shifting needs and priorities in accordance with management's best judgment. Should we default in our obligation, we may lose our right to purchase those shares, however, management currently places a very high priority on the acquisition of these shares.

     The Tipuani Properties. In November 1999 and October 2000, we acquired four mining claims in the Tipuani Gold Mining District, surrounding our Cangalli properties, 62 miles north of La Paz, Bolivia, with a total acreage of approximately 69,000 acres. In exchange we committed to pay to the Bolivian government annual fees of $27,825. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

      The Precambrian Properties. In June of 2001, we acquired four mining claims in Bolivia's Precambrian Shield with a total acreage of approximately 148,200 acres (subsequently reduced to approximately 125,000 acres by the Superintendent of Mines due to conflicting claims), as well as the existing reports on the area, for 10 million shares of our common restricted stock valued at $300,000 ($0.03 per share).

History of the Cangalli and the Tipuani Gold Mining District of Bolivia
-----------------------------------------------------------------------

      Gold mining in the Tipuani Gold Mining District, in which the Cangalli and Tipuani properties are found, can be traced back to pre-Inca times (1000 to 1500 A.D.). During the Inca dominion, natives worked gold placers in the Tipuani River and her tributary rivers, the Ancoma and Yani, and also in the gold-bearing quartz veins of the Cordillera (in the high Andes mountains).

     Early Spanish historians recorded that the province of Larecaja, in which the Tipuani Gold Mining District is located, contributed about 126 kg (4,051
ozt) of gold per year to the Inca Emperor at Illabaya.   For this and other
purposes, the Incan natives constructed a network of roads in Bolivia and Peru, some of which are still in use today.

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

     In 1952, the Bolivian government nationalized all of the BOLGO and Aramayo concessions. The government administered these properties through the Bolivian Miners' Bank, which leased them to the Federation of Mining Cooperatives. This group preferred to work the river gravels using small vertical shafts and adits to make contact with the bedrock, even beneath the river itself. Some of the upper terraces were also worked by the cooperatives by booming and sluicing when sufficient water was available.

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

     Historical sources have estimated that the total production of gold from the Tipuani District may reach figures close to 200 tons (6,430,000 ozt) of gold for each of the 16th, 17th, and 18th centuries. It was near 200 tons (6,430,000 ozt) for the 19th century and about 500 tons (16,052,500 ozt) for the 20th century. For its known history of almost 1,000 years of mining, according to these historical sources, the Tipuani District may have produced no less than 1,000 metric tons of gold, or more than 32 million troy ounces. Based on information from Aramayo Company records from the 1930s and 1940s, the ore grades mined were usually very high, from a few tens of grams to many troy ounces of gold per cubic meter.

Geological Reports
------------------

     Since 1995, we have commissioned several reports on our Cangalli and Tipuani properties. These reports generally reach positive conclusions regarding our properties, but also recommend that we perform a significant amount of work to further explore and develop our properties to confirm their conclusions. The reports we have received are:

* One report that Albert F. Trites, geologist, (Denver, Colorado) prepared for us in December 1995;
* Two reports Guido Paravicini, geologist, geophysicist and mining engineer, (La Paz, Bolivia) prepared for us, dated April 1997 and May 1998;
* One report that Behre Dolbear & Co., Inc., mineral consultants, (Denver, Colorado) prepared for us, dated June 1999;
*    One report that Ronald L Atwood, Ph.D., metallurgist, (Salt Lake City,
     Utah) prepared for us, dated August 1999;
* One report that Giovanni Viscarra, geologist, (La Paz, Bolivia) prepared for us, dated April 2001;
* One report, in the form of a comprehensive business, mining and processing plan, that Ronald L Atwood, Ph.D., metallurgist, (Salt Lake City, Utah) and Terry C. Turner, attorney, (Salt Lake City, Utah) prepared for us, dated April 2001.

     Our most recent report, which is a comprehensive business, mining and processing plan, is dated April 2001, and relies in great part on Dr. Atwood's previous August 1999 report, and Mr. Viscarra's April 2001 report. This most-recent report was prepared, principally, by Ronald L. Atwood, Ph.D. Dr. Atwood is a metallurgical consultant and former chief metallurgist for Newmont Mining. At the time he prepared his first report in 1999, Dr. Atwood was a member of our technical advisory board. Dr. Atwood is now a member of our Board of Directors and our Vice President of Development.

     Dr. Atwood expressed his opinion in his 1999 report that operating costs at the Cueva Playa site at Cangalli, Bolivia (including general and administrative costs and an allocable share of corporate overhead) could range from $31 to $123 per ounce of gold produced, depending on the feed grade and tonnage being mined. Dr. Atwood also expressed his opinion that the difficulty other consultants have identified in recovering fine gold in the conglomerate material also known as "Cangalli," may be overcome with certain specified technology and equipment. Dr. Atwood's most significant findings reported to Golden Eagle are in three categories:

..     Fine gold recoveries.  Other consultants have raised concerns that traditional mining and recovery methods used in the Cangalli area will not result in the recovery of a significant amount of the "fine gold" known to be present in the deposit. Dr. Atwood stated in his report, "Based on the work performed, the gold recoveries in the Chaco area [of the Cangalli gold deposit] can be expected to be in excess of 95%." He further stated, "Through enhanced acceleration in the centrifugal concentrator systems we have demonstrated that the historical fine gold losses suffered in the Cangalli area can be resolved."

..    Cost per ounce of gold produced.  Dr. Atwood expressed his opinion in the report that operating costs at the Cangalli site (including general and administrative costs and an allocable share of corporate overhead) will range from $31 to $123 per ounce of gold produced, depending of the feed grade and tonnage being mined. (It should be noted that Dr. Atwood's cost per ounce projections were not based on estimates of resources or reserves in accordance with Guide 7 of the SEC Regulations. Dr. Atwood based his projections on information from sampling data collected on the Cangalli site by other consulting geologists, geophysicists and mining engineers, to whom we referred above.)

..    Recommendation regarding operations.  Dr. Atwood recommended in his report that we consider installing a 400-ton-per-hour, 8,800-ton-per-day, mining operation and recovery plant at the Chaco Playa site. He provided a mine plan and economic projections for his recommended operation based on various scenarios. His estimated cost for the plant construction, mining equipment acquisition, and operating and administrative costs during the start-up phase was $3 million, but ramping up operations could begin with a smaller investment. Dr. Atwood stated that he believes that his recommended mine plan would be the best and most cost-effective method for creating positive cash flow while also gathering a significant amount of information regarding the Cangalli gold deposit.

In his capacity as Vice President of Development, Dr. Atwood has refined and expanded our operational plan to 11,000 tons per day at an estimated cost of $6 million. Dr. Atwood has also overseen the implementation of that plan with initial construction efforts and infrastructure improvements, initially in the Chaco Zone, but which were moved to the Cueva Playa Zone for purposes of increasing mineable material and waste impoundment capacity. Although our ability to implement the plan has been limited due to our working capital shortages, we have invested some $500,000 in partially carrying out his recommendations. There is a significant amount of work remaining to be performed, and our management is currently pursuing various funding options. Subsequent to year-end 2001 we did receive an investment of $1.3 million to initiate a scaled-down version (1,000 tons per day) of Dr. Atwood's projected plant, and to build out our interior mine infrastructure. However, we cannot offer any assurance that we will be able to obtain the additional, sufficient amount of financing to complete the recommended plan of constructing the 11,000 ton-per-day plant on commercially reasonable terms, if at all.

     Principal products or services and their markets
     ------------------------------------------------

     We began our operations as a minerals and metals exploration company with very limited production. We have yet to commence commercial operations of our proposed business activities as a gold, silver and other minerals mining and marketing company. When, if we are ever able to commence our activities, our principal products will be such minerals and metals. (We sold the gold resulting from its exploration and development activities within the Bolivian gold market, which is subject to the same international conditions affecting all gold markets. In 2001, gold continued to experience a substantial decline in price in the international markets. Although, toward the end of 2001, through the first quarter of 2002, the gold market showed signs of strengthening and rose somewhat from its lows earlier in 2001.)

     Distribution methods of the products or services
     ------------------------------------------------

     When, if ever, we are successful in commencing and maintaining commercial production operations in its proposed business activities, we expect to utilize distribution methods that are customarily employed within the mining industry. We do not contemplate that it would be employing any distribution methods that would be considered innovative or unusual.

     Status of any publicly announced new product or service.
     --------------------------------------------------------

     Not applicable.

     Competition, business conditions and the small business issuer's competitive position in the industry and methods of competition.
     ---------------------------------------------------------------

     We are an insignificant participant among the firms that engage in mining industry. Many of our competitors are companies with significantly greater financial and personnel resources, as well as technical expertise, than have we. Our combined financial resources and management experience of our officers and directors are limited and we have encountered, and will continue to encounter, substantial competitive disadvantages compared to our competitors.

     Sources and availability of raw materials and
     the names of principal suppliers.
     ---------------------------------------------

     As of December 31, 2001 we required no significant raw materials, other than mine timbers and routine mining supplies. If we ever conduct substantial, sustained mining operations, in Bolivia or elsewhere, we will need more significant quantities of mining equipment and supplies. Such items are often in short supply and may be unavailable.

     Dependence on one or a few major customers.
     -------------------------------------------

     We are currently primarily dependent upon one contract with United Cangalli Gold Mining Cooperative, Ltd. ("UCL") to explore, develop, and mine 11 concessions along the Tipuani River in Bolivia, and market precious metals and minerals that may be produced. We have attempted to reduce this risk by acquiring shares of UCL and by acquiring approximately 69,000 additional acres in the area. In addition, we have also diversified our land holdings to include 125,000 acres in eastern Bolivia's Precambrian Shield. Consequently, while the loss of our Cangalli properties would adversely impact us, we believe that we have minimized the risk of such loss.

     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.
     ------------------------------------------------------

     Not applicable.

     Need for any government approval of principal products or services.
     ------------------------------------------------------------------

     We are not obligated to receive approval of our principal products or services. Some activities in which we are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. UCL has had those permits for many years, and we are allowed to piggyback onto those permits and any others that are occasionally required for moving heavy equipment, etc. Our ability to continue certain activities depends, in part, upon our ability to continue to piggyback on UCL's permits.

     Effect of existing or probable governmental regulations on the business.
     -----------------------------------------------------------------------

     We intend to concentrate our immediate efforts in developing our Bolivian mining prospect and obtaining all necessary governmental approvals. The effect of such governmental regulations on its business should not cause us to incur any delays in commencing operations but may directly affect its ability to continue operations once commenced. It is impossible at this time to determine within any reasonable degree of certainty the effect of such regulations on our proposed business.

     Research and development activities.
     -----------------------------------

     We have not and do not intend to engage in any research and development activities except in connection with our mining properties as described above.

     Costs and effects of compliance with environmental laws.
     --------------------------------------------------------

     We propose to engage in an industry that is historically subject to extensive, time consuming, and expensive compliance with environmental law. There is, and can be, no assurance that we, with our small financial resources and limited personnel, will be able to comply with such environmental laws and yet be able to operate in a commercially profitable manner.

     We have, however, retained an engineering firm to monitor our subsidiary's compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

     Number of total employees and number of full-time employees.
     -----------------------------------------------------------

     At December 31, 2001, we directly employed four full-time personnel, consisting of our President, Administrative Vice President, Vice President for Development, and our Corporate Secretary/Treasurer. While certain of these individuals periodically engage in other activities, due to the amount of time required to fulfill their obligations with us we consider their services to be substantially full time. In addition, we had at year-end several consultants and advisors as necessary to provide assistance to management.

     Also at December 31, 2001, we employed 25 personnel through our Bolivian subsidiary, GEBM, including its President; one purchasing agent; one secretary; one accountant; two lawyers and a paralegal, and one administrative assistant in the administrative offices in La Paz, Bolivia. The additional personnel were employed in the mine offices and shops in Cangalli, Bolivia. During 2002 we expect to transfer these employees to our new subsidiary, GEII Bolivia.

Item 2.  Property

     Golden Eagle's 74,000 acres of land holdings in the Tipuani Gold Mining District of Bolivia are discussed in detail in this report under "The Cangalli Properties" and "The Tipuani Valley Properties" (See, Part 1(b), "Precambrian Properties.")

     Our executive office in the United States is located at 12401 South 450 East, Bldg. D2, Suite A, Salt Lake City, Utah 84020. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,000 per month on a one year, renewable lease that expires in 2002.

     In 1997, we entered into a five-year office lease at Av. 16 de Julio, No. 1525, Edif. Mutual La Paz Penthouse in La Paz, Bolivia. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,666 per month, with no escalation during the term of the lease. (This office space is shared with a private mining company, Bolivian Copper Chemical Company, S.A., ["BCCC"], which contributes one-third of the office lease costs, phones, and utilities. BCCC is an affiliate of Mr. Turner and Dr. Atwood.

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

Item 3.  Legal Proceedings

     At year-end there were no actual or threatened legal proceedings against Golden Eagle, any Officer, Director or affiliate, except as follows:

     . On June 29, 1998, a former employee and officer filed suit for enforcement of the terms of an employment contract (Paul Enright vs. Golden Eagle International, Inc., 98-CV-5118, Div. 1, District Court, City and County of Denver, State of Colorado). The Court dismissed this litigation in March 2000 because the former employee failed to pursue the matter diligently.

        Since Plaintiff's complaint was not dismissed with prejudice, the former employee re-filed in May 2000 (Enright v. Golden Eagle International, Inc., 00CV1908, District Court, City and County of Denver, Colorado), for enforcement of the terms of an employment contract. We filed our Answer and Counterclaim alleging that the employee had breached duties he owed to us, and that he did not earn the compensation claimed.

        In March 2002, the parties reached a confidential settlement in which neither party admitted any of the allegations in the Complaint or Counter-Claim. In the settlement agreement, we agreed to pay Mr. Enright one million shares of our common stock. The agreement is subject to the approval of the District Court for Arapahoe County, Colorado, and the matter will be heard on April 18, 2002. We believe that this matter is concluded, and that it concluded on beneficial terms for our company.

     . In September 1999, Sonia Orihuela de Velasquez, the wife of the former president of one of our Bolivian subsidiaries, Rene Velasquez, filed an executive action in the District Court of La Paz against Rene Velasquez. In this action, Ms. Velasquez named our subsidiary as a corollary party. In this suit, Ms. Velasquez is seeking to recover principal and interest on operating advances that she had given our subsidiary during the her husband's tenure as the subsidiary's president. We are defending this action very vigorously and we believe that the matter will be resolved in favor of our subsidiary. It should be noted, however, that the amounts sought by Ms. Velasquez are listed on our books in La Paz as a liability, but we do not believe that we owe Sra. Velasquez any amount. In November 2001, after a two-year investigation, the District Attorney for the State of La Paz filed criminal charges against Ms. Velasquez in the Seventh District Court for "delinquent association", which is the equivalent under Bolivian law of criminal conspiracy or racketeering, in connection with her purported loans to Mr. Velasquez and GEBM, as well as other matters associated with several criminal charges against her husband, her cousin, Carlos Pinilla, who acted for three years as GEBM's legal counsel, and Mr. Velasquez' nephew, who participated in the criminal conspiracy.

     . In September 1999, Rene Velasquez abandoned his position as President of one of our Bolivian subsidiaries. Mr. Velasquez filed a labor action and a civil action against Golden Eagle and our subsidiary in December 1999 to recover principal and interest on operating advances that he had made to us, fees for the rental of equipment to us, and for some back wages and benefits. Golden Eagle is vigorously defending this action on the basis that we (GEII) never had had any labor or contractual relationship with Mr. Velasquez. Our subsidiary is also vigorously defending this action and believes that the matter will be resolved in its favor. In November 2001, after a two-year investigation, and a almost a year of attempted arrest on a warrant as part of the investigation, the District Attorney for the State of La Paz also filed criminal charges against Mr. Velasquez in the Seventh District Court for falsifying documents, use of falsified documents, sabotage, fraud, embezzlement and delinquent association, or the equivalent under Bolivia law of criminal conspiracy or racketeering, in connection with his management and administration of GEBM, the purported loans from his wife to him and to GEBM, and other associated matters. In addition, Ms. Velasquez' cousin, Carlos Pinilla, who had served as GEBM's corporate legal counsel, was also charged with criminal conspiracy and "unfaithful representation", or the equivalent of unethical and illegal representation in legal matters, which is a crime in Bolivia, as was Mr. Velasquez' nephew, who had been an official of the District Court and is accused of abetting Mr. and Ms. Velasquez in their criminal conspiracy, in connection with GEBM matters.

     . In October 2000, an action was filed against us to enforce the terms of a promissory note resulting from an employment contract (Hunsaker v. Golden Eagle International, Inc., Civil No. 00CV3346, District Court for Arapahoe County, Colorado). Plaintiff alleges that we entered into a promissory note in February 1997 covering back salary owed from 1995 and 1996. We answered Plaintiff's complaint denying Plaintiff's allegations; we also counterclaimed that Plaintiff had breached her initial employee agreement and had breached duties of loyalty and fiduciary duty. We also counterclaimed that Plaintiff had intentionally interfered with contractual relations and business advantages, and had entered into a civil conspiracy with other third parties to engage in acts intended to injure us. This matter was fully settled and dismissed in June 2001. In the settlement, neither party admitted any of the allegations of the Complaint nor of the Counter-Claim. We believe that this matter concluded on beneficial terms for our company.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II
-------

Item 5.  Market for Golden Eagle's Common Equity and Related Stockholder
         Matters

     (a)  Market Information

     Our common stock is quoted on the Over-the-Counter ("OTC") Bulletin Board under the trading symbol "MYNG."

     Our common stock has been the subject of significant rumor and innuendo published by unaffiliated parties on the Internet and in other media. We believe that these rumors have had significant impact on the market for our common stock. We do not, and legally cannot, respond to each rumor, and must advise our shareholders, and potential shareholders, to investigate the source of any statement with respect to Golden Eagle before relying upon that statement.

     There is a significant amount of our restricted stock overhanging the over-the-counter market, although no person may sell restricted stock into the over-the-counter market without first complying the requirements of Rule 144.

     The public market for our common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize.

     The following table shows the high and low bid of our common stock during the last two years and the current fiscal year. These prices represent interdealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                    2000             Low Bid       High Bid
                    ---------------- ------------- --------
                    First Quarter      $.03         $.375
                    Second Quarter     $.05         $.36
                    Third Quarter      $.02         $.13
                    Fourth Quarter     $.025        $.105


                    2001             Low Bid       High Bid
                    ---------------- ------------- --------
                    First Quarter      $.05         $.105
                    Second Quarter     $.05         $.10
                    Third Quarter      $.04         $.065
                    Fourth Quarter     $.045        $.08

                    2002             Low Bid        High Bid
                    ---------------- ------------- ---------
                    First Quarter      $.05         $.16

     It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may create a significant price fluctuation.

     Holders

     As of December 31, 2001, there were approximately 993 shareholders of record of Golden Eagle's common stock. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise. We are authorized to issue 800,000,000 common shares, of which we have issued 206,111,955 shares as of December 31, 2001. In addition, we are authorized to issue 10,000,000 preferred shares. We have not issued any shares of preferred stock.

     Item 701 of Regulation SB Recent Sales of Unregistered Securities

     During the past three years we have sold unregistered securities in three categories in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933. Those categories were:

     .   Restricted common stock sold to accredited investors for cash;

     . Restricted common stock sold to accredited investors for services or other non-cash consideration;

     .   Convertible debentures sold to accredited investors for cash.

     We did not engage in any public advertising or general solicitation in connection with any of these transactions. We provided or offered to provide every accredited investor or convertible debenture purchaser with disclosure of every aspect of our business, including providing them with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business and corporate information. Every accredited investor or convertible debenture purchaser was invited to review all of the foregoing information available through our web site, www.geii.com, which links to the SEC EDGAR electronic filing service, as well as other market sources with current and historical information on market trading in our common stock. Based on our conversations with, disclosures to, and exchange of information with, each of the accredited investors and convertible debenture purchasers, we believe that each understood the risks associated with purchasing our securities. Each accredited investor executed a subscription agreement or convertible debenture agreement by which he or she confirmed each of the foregoing understandings.

     We did not use underwriters, pay commissions or underwriting discounts in connection with any of the sales listed below.

     We have not listed here those employees or consultants who have received shares of our common stock pursuant to our S-8 Registration of our "Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan."

     Use of Proceeds: In every case, we disclosed that the proceeds from the sales of our common stock or convertible debentures for cash, services or other consideration, would go toward our general and administrative expenses in the United States and Bolivia at management's discretion, but could include: property acquisition and maintenance expenses in Bolivia, exploration costs, and plant and mine construction and development costs.

    The following information is broken down into the three categories indicated above:

Restricted Common Stock Sold to Accredited Investors for Cash:



Number of                                       Offering Price
Acc. Invs.  Year/Month       Number of Shares   per Share
----------- -----------      ----------------   --------------
             1999

4           January          550,000            0.10
3           March            600,000            0.10
10          April            2,045,000          0.10
13          July             2,150,000          0.10
1           September        50,000             0.10
1           December         100,000            0.10

            2000

2           January          1,120,000          0.03
3           February         460,000            0.03
5           March            2,983,335          0.03
3           April            1,057,592          0.03
2           June             2,090,000          0.03
3           July             2,967,667          0.03
6           August           2,028,000          0.03
4           September        1,134,000          0.03
3           September        220,000            0.05
1           October          25,000             0.05
4           October          424,333            0.03
3           November         423,333            0.03
2           November         140,000            0.05
1           December         20,000             0.05
3           December         918,667            0.03

            2001

7           January          1,648,999          0.03
1           January          25,000             0.05
5           February         1,598,333          0.03
10          March            3,663,999          0.03
9           March            615,000            0.05
4           April            200,000            0.03
2           June             85,000             0.03
1           July             70,000             0.03
1           September        30,000             0.03
3           October          1,170,000          0.03
4           November         460,000            0.03
5           December         941,667            0.03
2           December         400,000            0.05

Restricted Common Stock Sold to Accredited Investors for Services or Other Non-Cash Consideration:

Number of                  Number
Acc. Invs.  Year/Month     of Shares     Transaction: Type & Amount
----------  ------------   -----------   --------------------------
            1999

1           February         999,999      Loan Repayment: $100,000

2           March            275,000      Promissory Note Extension $7,500.
                                          Public Relations Services $20,000.

1           May              50,000       Promissory Note Extension $5,000.

1           July             2,000,000    Investor Relations Consulting
                                          Contract dated July 1996
                                          Set Annual Compensation Valued at
                                          $80,000.

2           October          501,729      Promissory Note Extension $7,500.
                                          Public/Media Relations
                                          Sliding scale: $30,000.

1           December         205,000      Promissory Note Extension/
                                          Interest Payment: $20,000.


            2000

4           January          14,734,198   Equipment Purchase: $67,000.
                                          Final Settlement of Loan & Int.
                                          $390,000.
                                          Promissory Note Extension $3,000.
                                          Public/Investor Relations Services/
                                          1 year invoices for $89,289.75.

1           February         1,000,000    Public/Investor Relations
                                          Services/Contract for $30,000.

1           March            2,005,800    Metallurgical/Mining Consulting
                                          Invoice: $60,173.99.

1           April            100,000      Promissory Note Extension $3,000.

1           May              168,674      Public/Investor Relations Services:
                                          $5,060.

1           June             150,000      Promissory Note Extension $4,500.

1           August           150,000      Promissory Note Extension $4,500.

1           December         6,000,000    Investor Relations Services
                                          Contract date July 1996
                                          Set Annual Compensation
                                          This Payment Covered 1997, 1998 and
                                          1999. Valued at $240,000.


             2001

1           January          125,000      Promissory Note Extension $3,750

1           March            350,000      Public/Investor Relations $10,500

3           June             10,000,000   Mining Claim/Proprietary
                                          Information purchase
                                          (Precambrian Properties) $165,000

1           July             300,000      Promissory Note Extension/ Interest
                                          Payment: $9,000

Convertible Debentures Sold to Accredited Investors for Cash:

     As discussed elsewhere in this report, all of the convertible debentures that we have sold have been under the same terms, or have all now been modified to be under the same terms:

     A two-year term (which was extended in every case on September 28, 2001, for an additional two-year term);
     Interest accruing at 10% per annum;
     Principal and accrued interest are convertible at any time, in any proportions, prior to Golden Eagle given notice of its intent to repurchase the debenture, at 50% of the average closing price for the previous three trading days, or $0.03, whichever is greater.

     Here we present the number of accredited investors who purchased debentures, the year and month of the purchase, the debenture purchase price, and the number of shares that potentially could have been purchased under the conversion provision of the debenture on the date the debenture was purchased. In addition, the following table is for the same accredited investor and all of his debenture purchases in 2000 and 2001. He did not purchase any debentures in 1999:

Acc.                  Debenture             Potential
Invs.    Year/Month   Purchase Price        Number of Shares
-----    ----------   ---------------       ---------------
          2000

1         January      $100,000               3,333,333
          February     $200,000               6,666,666
          July         $30,000                857,143
          July         $40,000                1,333,333
          August       $50,000                1,666,666
          September    $200,000               5,000,000
          November     $45,000                1,500,000
          December     $200,000               5,714,285


          2001

          February     $30,000                705,882
          March        $30,000                857,142
          April        $35,000                1,166,666
          April        $150,000              5,000,000
          June         $75,000                2,500,000
          July         $75,000                2,500,000
          July         $75,000                2,500,000
          August       $150,000               5,000,000
          September    $60,000                2,000,000
          October      $60,000                2,000,000
          October      $30,000                1,000,000
          November     $100,000               3,333,333
          November     $40,000                1,333,333
          December     $150,000               3,529,411
                       ----------             ----------

          TOTALS       $1,925,000             59,497,193
                       ==========             ===========

     The following table if for a different accredited investor who purchased debentures in 2000 and 2001. This investor did not purchase any debentures in 1999:


          2000

1         May          $29,000               773,333
          June         $31,000               775,000
          December     $9,000                300,000
          December     $41,000               1,093,333

          2001


          August       $30,000               1,000,000
                       ---------             ----------

          TOTALS       $140,000              3,941,666
                       =========             ==========

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As you will note in reviewing our financial statements and the following discussion of "Liquidity and Capital Resources," "Results of Operations," "Plan of Operations," and "Risk Factors," the principal factor that has impacted our ability to conduct exploration and development activities on our properties in Bolivia has been a severe lack of financing. Mineral operations are expensive and time-consuming in the best of circumstances. The fact that our mineral properties are in remote locations in Bolivia more than 4,000 miles from our corporate offices adds to the cost and time delays normally involved. In fact, since our inception through the present time, our current liabilities have exceeded current assets by substantial amounts. This situation has created hardship for us in meeting our obligations to pay our bills currently, however we have paid our bills current through the present (with the exception of the related party note holders who have been willing to date to extend the maturity dates of their
obligations).   Much of the following discussion focuses on difficulties and delays that have resulted from our lack of adequate capital, and our efforts to raise capital from private placement transactions in debt and equity with accredited investors and investors outside of the United States.

     Critical Accounting Policies. The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note B in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-KSB. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Results of Operations. Results of operations for 2001 and 2000 reflect the business operations of Golden Eagle. From its inception on July 21, 1988, Golden Eagle has been in the developmental stage. The Company is engaged in the business of acquiring, developing gold, silver and other mineral properties. Activities since November 1984 have been primarily devoted to organizational matters, raising capital and identification and limited sampling of precious mineral properties considered for acquisition, or owned by the Company. Therefore, the Company has not had significant revenue and costs of revenue that would be reflective of the ongoing business. In 1996, the Company acquired its original mining rights in Cangalli, Bolivia, followed by additional acquisitions in Cangalli and the surrounding Tipuani Valley in 1999, 2000 and 2001. In 2001, Golden Eagle acquired additional mining rights in an unrelated prospect 138 miles north of Santa Cruz in eastern Bolivia's Precambrian Shield.

     Revenue Recognition. We had no revenue in 2001 and revenue in 2000 was insignificant. In fact, since inception operating revenue has been limited to small quantities of gold produced through exploratory and development work. Nevertheless, our revenue policy is significant because it states the condition and point at which we will recognize revenue. In addition, our revenue recognition policy determines the timing of certain expenses, such as depletion and royalties. We follow specific guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy and revenue results are difficult to predict.

     Impairment of Long-lived Assets. As of December 31, 2001, the Company had spent through the issuance of cash or common stock, $1,343,546 to acquire mining prospects and equipment and $693,355 for other non-current assets, accounting for 95% of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation, depletion and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about the current demand for the price of gold, future conditions of a historically volatile external market and technological developments. Although to date an impairment loss has not been recorded, significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

     Legal Contingencies. We are currently involved in certain legal proceedings. As discussed in Note G to the Consolidated Financial Statements, as of December 31, 2001, we have recorded certain liabilities for our estimate of the probable costs of the resolution of these claims. These estimates have been developed in consultation with outside counsel handling our defense in these matters, and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies related to these proceedings.

     Stock Issued for Compensation and Non-cash Consideration. A significant portion of the Company's activities have been financed through the direct issuance of common stock for services or property. The valuation of the stock issued is based on market quotes of common stock on the date of the transactions and other factors such as the estimated fair value of the service or property received. These assessments require the exercise of judgment as each transaction generally involves different circumstances.

     Liquidity and Capital Resources. At December 31, 2001, and subsequently, we had significant working capital shortages. At that date, our working capital (current assets minus current liabilities) was $(3,808,648). This deficit was reduced by the waiver by our president and a former officer of accrued salary in the combined amount of $905,800. (See, Current Report filed on Form 8-K, dated March 22, 2002.) In this situation, we have had to focus on conserving cash for our most important obligations and seeking other means to pay or defer as many obligations as possible.

     In addition to using our capital resources to meet our general and administrative obligations in the United States and Bolivia, we have also used our capital resources:

          . to pay expenses associated with our exploration, evaluation, rehabilitation and maintenance activities in Bolivia;

          . to meet our commitments under our agreement with UCL and to purchase the individual shares of UCL from its members; and

          . to pay the costs and fees for the acquisition of the Tipuani Valley and Precambrian properties.

     Short-Term Debt Financing. We have been required to finance our operations with an inadequate amount of cash during the past five years. We have been able to do so in part through the sale of our equity in private placement transactions to accredited investors and investors outside of the United States, but we have also relied on a significant amount of short-term debt financing from affiliates and non-affiliated persons. This short-term debt financing includes:

     *  short-term loans from affiliates and unrelated parties,
     * a $1,000,000 loan from the Frost National Bank of Houston, Texas made in May 1997, currently due November 30, 2002, requiring interest to be paid monthly, and guaranteed and collateralized by affiliated shareholders as described below in "Certain Relationships and Related Party Transactions,"
     * deferring payment of compensation to our executive officers (which have been significantly decreased by those executive officers and former officers through the waiver of a large portion of the accumulation), the balance of which we will pay when we have funds available,
     * extending the payment terms on accounts payable accrued during the past five years, and
     * more recently receiving funds from accredited investors in exchange for convertible debentures.

     At December 31, 2001 our current liabilities were $3,897,508. These liabilities are all due within the next twelve months. We do not have, and will not have, sufficient funds to pay those liabilities unless we are able to raise sufficient capital or unless those creditors accept equity in satisfaction for, or to renew, the debt. There can be no assurance that we will be able to meet these financial obligations, or extend them, however we project that we will be able to either pay them, or arrange for their extension, as we have done in the past.

     Equity Financing. In order to alleviate our working capital shortages, we have raised equity financing during the past several years through the sale of shares of our restricted common stock to accredited investors and investors not in the United States. We have issued shares for cash, in consideration of fees incurred, and to repay debt. The following paragraphs describe certain of these equity transactions:

          . On June 28, 2001 we issued 10,000,000 shares of our restricted common stock, valued at $300,000 ($0.03 per share), to three individuals in exchange for three mining claims consisting of 148,200 acres (later reduced to 125,000 acres by the Superintendent of Mines for the State of Santa Cruz), and all proprietary information regarding these claims, located 138 miles north of Santa Cruz, Bolivia, in the Precambrian Shield.


          . During 2001, we issued a total of 11,424,662 shares of restricted common stock to accredited investors (non-affiliated), or $363,534 (at prices ranging from $.03 to $.05 per share). These private placements were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. We used these funds to meet general and administrative expenses in the United States and in Bolivia; for property acquisition costs; and, for UCL share acquisition costs.

          . We were able to pay for various professional services with our restricted common stock and used 5,341,051 of those shares, valued at $344,578 (ranging from $0.03 to $0.06 per share) for that purpose.

          . We also used 5,000,000 shares of our restricted common stock (valued at $0.03 per share) to pay $150,000 of accrued interest on one of our accruing convertible debentures.

          . Furthermore, as indicated above in Part I, Item 3, Legal Proceedings, we used 1,000,000 of our common shares valued at $70,000 ($0.07 per share) to settle an ongoing legal dispute with a former officer of Golden Eagle.

     Our ability to use our capital stock and other securities to raise working capital and to pay our indebtedness is subject to extensive federal and state regulation. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurance that we have been able to do so. To the extent there may be any non-compliance, we may incur certain liabilities, although no such claims have, to our knowledge, been asserted to date.

     Convertible Debenture Agreements. In a further effort to meet our working capital obligations, we entered into various convertible debenture agreements with two accredited investors who are also shareholders during 2000 and 2001 for a total of $2,065,000. The terms of those debentures are:

          .   a two-year term at an interest rate of 10% per annum; and

          . a right of conversion of principal and interest, or any part thereof, at the election of the note holder to restricted shares of our common stock at the greater of $.03 or one-half of the market for the three trading days prior to conversion.

     Subsequently during the course of 2002, Golden Eagle entered into three other convertible debenture agreements containing identical terms with one of these same accredited investors for an additional amount of $905,000. The amounts represented by all of these debentures do not begin to come due until January of 2004, due to extension agreements entered into on September 28, 2001 on the older debentures, and the fact that the two-year term runs through 2004 on the latest ones. We currently do not have the funds necessary to pay these debentures when due. We will have to raise additional capital in order to pay these debentures when due, or we will have to negotiate an extension of these obligations unless the holder converts them into shares of our common stock. We do not believe that a conversion is likely unless the price of our common stock rises significantly.

     Private Placements Subsequent to Year-End 2001. We have also continued to make private placements during the first quarter of 2002 with one accredited investor who is a current shareholder. As of March 30, 2002 we had received $300,000 in private placement proceeds in exchange for 10,000,000 shares of restricted common stock. Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

     Gold Production. We have not had any significant operating revenues from gold production and we have had no gold production during 2001 or subsequently. To the extent we have received revenues from our limited gold production, we have used those revenues to defray a portion of the costs of our Bolivian operations. Although we believe that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli and the Tipuani Valley properties, and gold and other valuable minerals from the Precambrian properties, at some time in the future, commercial mining and production will require a significant amount of capital investment which we do not currently have available, and we cannot offer any assurance that our revenues will be sufficient to meet our expenses.

     Capital Commitments. During 2001, our capital expenditures for property and equipment increased to $45,281 as compared to capital expenditures of $37,113 during 2000. These small capital investments underscore the fact that we are not yet in commercial production and were not able to make the substantial capital investments in 2001 that were required to put our Bolivian operations into commercial production.

     We have no significant capital commitments other than to continue to evaluate and explore our properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially, to meet our obligations to pay amounts due for annual payments for our properties, and to complete our obligations to purchase the UCL shares.

     Results of Operations. Our operations have resulted in significant losses and negative cash flow from operations during the past several years. Notwithstanding the lack of revenues generated from mining operations ($0 during 2001, and a total of $161,000 in post-royalty revenues since entering into the contract on the Cangalli properties over a five year period of time while conducting rehabilitation, maintenance and exploration of the mine and properties), our general, administrative and other costs have vastly outstripped the resources we have generated through operations. As described above in "Liquidity and Capital Resources," we have been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), private placements and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. There can be no assurance that we will be able to continue to finance our operating losses in such a manner.

     The following sets forth certain information regarding our results of operations during 2001 compared with 2000.

     During 2001, our operating expenses were $1,796,614, a 23% increase over our 2000 operating expenses of $1,455,823. As a result of having limited revenues from operations, we incurred operating losses of ($1,796,614) in 2001 and as compared to a loss of ($1,454,947) in 2000.

     We have accrued compensation and related payroll taxes of approximately $754,951 through December 31, 2001. (Neither our President nor our former Secretary/Treasurer were paid any compensation in 1998, 1999, 2000 or 2001, although salaries continued to accrue at the rate of $200,000 per year for the President during 2001, and continued to accrue for the former Corporate Secretary/Treasurer up to her resignation in October 1999. However, on December 31, 2001 the former Corporate Secretary/Treasurer waived her entire accrued back salary of $462,114, and our President waived $443,772, for a total of $905,886 in accrued salary, to improve our balance sheet and add value to our Company's shareholders.)

     In addition, during 2001 we paid consultants approximately $344,578 in stock. Compensation costs are expected to increase in 2002 and beyond if we are successful in expanding our operations in accordance with our business plan.

     Our general and administrative expenses for 2001 rose by 27% over 2000 from $1,215,879 to $1,548,261 in 2001, and we expect that these expenses will continue at approximately that same rate during 2002. Exploration expenses in 2001 increased slightly, totaling $181,629 compared to $156,376 in 2000 as a result of increased exploration activities conducted on our Cangalli, Tipuani Valley and Precambrian properties during 2001. In addition, depreciation decreased in 2001, $66,724 compared to $83,568 in 2000.

    Legal expenses in 2001 increased as a result of efforts to resolve pending lawsuits in the United States, and substantial litigation expenses involved in various matters in Bolivia. As indicated above in Part I, Item 3, "Legal Proceedings", we defended and counterclaimed in our litigation in Bolivia and the U.S. with former employees regarding issues surrounding the employees' contracts and their tortious activities. Legal expenses totaled approximately $133,755 in 2001, as compared to $121,596 in 2000. Accounting and other professional expenses in 2001 of approximately $86,900 increased from the 2000 total of approximately

$79,000. We expect that future legal, accounting and other professional expenses will increase in 2002 due to increased administrative activity on our part regarding production efforts, and litigation matters in Bolivia.

     We incurred interest expenses in 2001 of ($396,420), as compared to a similar 2000 interest expense of ($364,921). Loan interest costs will increase during 2002 because of increased borrowings through convertible debenture agreements, or other loan arrangements, necessary to maintain liquidity for operating purposes. As of December 31, 2001, capitalized costs are principally $455,227 paid for prospect and property acquisition rights, $804,769 for mining equipment, $83,550 for office equipment, for a total of $1,343,546. Subtracting depreciation from that number, property and equipment total $1,019,091. Together with current assets and other assets, Golden Eagle has total assets of $1,801,306.

     We had a net loss for 2001 of ($2,191,681), compared to our net loss in 2000 of ($1,817,041), resulting in a per-share loss in 2001 of ($.01) compared to the same per share loss in 2000 of ($.01). We anticipate that the trend of net losses will continue in 2002, as we invest further in developing its Cangalli and Tipuani Valley properties, mounting our operation at Cueva Playa in Cangalli, and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts.

     Plan of Operations. Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (although the price of gold has slightly strengthened at approximately $290-$300 per troy ounce), our management has set the following priorities for the use of proceeds as they become available:

     . Maintenance of current operations, contractual payments, and land patent payments (which we expect will amount to approximately $1.5 million during 2002);

     . Constructing our 1,000 ton-per-day first phase processing plant at Cueva Playa in Cangalli, as well as accomplishing the complete build-out of the interior mine infrastructure at that site (which we expect will amount to approximately $1 million during 2002);

     . Acquisition of a majority of shares or ownership interests in UCL, and thereby obtaining a complete controlling interest in the Cangalli properties (which we expect will amount to approximately $300,000 in 2002);

     . Implementation of recommendations from the geological and metallurgical reports (which we expect will amount to approximately $3 million during 2002), including, but not limited to:

             .. Constructing the 11,000 ton-per-day second phase of our processing plant at Cueva Playa, installing full conveying systems for both ore and waste at the site, to begin commercial production.

             .. Using production data to enter second-stage resource and reserve confirmation work with our geological consulting firm.

             .. Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     Since we currently have a limited amount of working capital on hand (approximately $750,000 as of March 31, 2002), our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital, and we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

     In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out all of our objectives as set out above. However, we do have sufficient working capital, for example, to complete the purchase of the shares of the majority of UCL's members and complete our first-phase plant construction. We do expect to accomplish all of our objectives above as, and if, sufficient operating funds come available. Our current financial and other difficulties, together with the risks associated with exploring for gold in Bolivia, and the current relatively low price of gold, all combine to make it more difficult for us to raise much needed funds on reasonable terms.

     Impact of Inflation and Changing Prices. We have not experienced any impact from the effects of inflation during the last three operating periods, 1999, 2000 or 2001. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

Risk Factors Attendant To Golden Eagle's Operations
---------------------------------------------------

     Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following highly significant factors, and the other factors described in this annual report. The risks associated with an investment in our stock include, but are not limited to:

     .  volatility of commodity prices;
     . volatility of our stock prices and the lack of an established market for our securities;
     .  the environmental risks associated with mining activities;
        the lack of proven mineral reserves as defined by Industry Guide 7 of the SEC Regulations;
     . the risks and difficulties associated with international operations in general, and operations in South America, in particular; the concentration of our assets in a single area in Bolivia (although we have diversified our land holdings through our Precambrian acquisition);
     . the significant dependence on management and management's relative inexperience with certain aspects of the type of block-caving and other underground mining operations contemplated in our business, mining and processing plan; and
     .  the "cooperative risk factor" as described above.

     Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced minerals in commercial quantities and continue to be a development stage company as that term is defined in SFAS No. 7.

     Cash Shortages Have Adversely Impacted Our Ability to Explore and Develop Our Properties. Although our operations in Bolivia are carried on through our majority-owned or wholly-owned subsidiaries, the financing of those operations is solely dependent on our ability to provide capital resources. From November 1997 through the date of the filing of this report, we have experienced significant cash shortages. In the past, we have only been able to meet our financial obligations through incurring debt (which has been guaranteed by certain affiliated shareholders) and through the sale of equity to accredited investors and non-U.S. investors.

     We continue to require a significant amount of working capital and are not likely to receive any significant cash flow from operations in the near future. It is not likely that any unaffiliated party will advance debt to us on commercial terms. Thus, we may be required to continue financing our operations through the sale of equity if we can do so in accordance with all legal requirements on terms acceptable to the Board of Directors or through debt guaranteed by affiliates.

     Our Significant Current Liabilities May Result In Our Inability to Finance Operations. At December 31, 2001 we had $3,897,508 in current liabilities. Although we have been able to extend certain of these obligations, we have also been required to use our fundraising from accredited and non-U.S. investors to meet certain of these requirements. These current liabilities divert funds needed for our Bolivian operations and also make us a less attractive investment opportunity. We currently do not expect to have sufficient funds to pay these current liabilities when due. We are continually seeking to renegotiate the amounts due to extend these liabilities, and are investigating other means of raising sufficient capital to repay all amounts. To date we have not been able to do so, and we cannot offer any assurance that we will be able to meet these financial obligations.

     Our Inability to Pay Our Current Liabilities May Result in Litigation. Although we have successfully negotiated with our creditors to extend our payment obligations when necessary, we cannot offer any assurance that we will be able to continue to do so. If at any time we are unable to obtain the cooperation of these creditors or, if they choose to demand payment to repay them, we may have to defend litigation by any or all of these creditors. Litigation is expensive and time consuming and, in many cases, creates a self-fulfilling prophecy of impending failure. Should litigation commence, we cannot offer any assurance that we will be able to successfully defend the litigation and preserve our properties for our shareholders.

     Potentially Conflicting Fiduciary Obligations. Laws of some states impose fiduciary obligations to creditors on companies with negative shareholders' equity as is the case with us. Although Colorado has not addressed this question, our board of directors is acting in cognizance of this duty that might, in certain circumstances, conflict with our duties to our shareholders.

     Activities on Our Properties. To date, we have engaged in only limited exploration activities on our Tipuani Valley properties, and more extensive exploration operations on the Cangalli properties required under contract with the UCL. Our work on both properties has consisted of exploration work (including a limited amount of production from the Cangalli properties) and documentary investigation. Historically, expenses incurred in connection with these activities have significantly exceeded any revenues generated thereby.

     Lack of Significant Mining Production. In 2001, we erroneously projected that we would enter into commercial scale production. We achieved no production from any of our properties in 2001and while we project again entering into production in 2002, we cannot guarantee that we will accomplish our goals. Consequently, despite the fact that management is optimistic about our business, mining and processing plan being implemented in 2002, we have to reiterate that we have fallen short of our goal of commercial production in the past. Although we believe that we will be able to generate additional revenues from mining gold from the Cangalli and Tipuani Valley properties, as well as valuable minerals production from our Precambrian properties, we cannot offer any assurance when we expect to obtain the capital necessary to commence production or, if production is commenced, any revenues received will exceed expenses incurred.

     Continued Fine Gold Losses and the Atwood Report. Golden Eagle received a metallurgical report in 1999 regarding the Cangalli gold deposit from Ronald L Atwood, Ph.D., a metallurgical consultant and former chief metallurgist for Newmont Mining. (See, "Investigations by Independent Consultants", below.) This report was updated and expanded upon in April 2001. The metallurgical data generated has convinced us to expect that the Bolivian operations will continue to experience fine gold losses until the installation of fine gold recovery circuits on our metallurgical plants can be accomplished on the Cangalli properties, if ever. These fine gold losses might jeopardize the profitability of those operations, and therefore, our economic viability.

     Absence of Business Combinations. Because of our historical inability to finance or expand our operations, we have sought to enter into a joint venture or other business combination with partners who are more financially capable. Notwithstanding several discussions, we have been unable to negotiate any such business combination, and we cannot assure that any potential joint venture or other partners will be interested in evaluating the Cangalli prospects, the Tipuani Valley properties or the Precambrian properties, or in negotiating a relationship with us.

     UCL Share Acquisition Program. We continue to implement our UCL share acquisition program referred to above, notwithstanding our working capital shortages. To the extent that we are unable to meet our financial commitments, we may lose the right to complete the purchase of the shares. We can also not offer any assurance that we will be able to acquire the 60 shares we are seeking which would give us voting control over UCL. Nevertheless, we are making every effort to meet our objectives set in this area.

     No Assurance As To the Accuracy of the Findings by Independent Consultants or Our Ability to Pursue Their Recommendations. We have assembled over one hundred geological reports and professional articles written on the subject of the Tipuani Gold Mining District in general, or specific mining operations within the District. In addition, we have performed a similar literature search on, and have been provided with reports regarding, our Precambrian properties. We have also commissioned several reports on our Cangalli and Tipuani properties. While the reports and investigations generally present positive conclusions regarding the presence of gold-bearing mineralization on our properties, they also present numerous recommendations for further exploration and possible development work. These reports are based on conclusions reached by the experts based on the information presented to them and their investigations, but the accuracy of their conclusions can only be proven by subsequent development activities. Because of our current negative working capital and lack of liquidity, we cannot offer any assurance that we will be able to conduct future operations as recommended by the consultants.

     Geography and Climate in the Area of the Cangalli and Tipuani Valley Properties May Make Access to and the Development of the Properties Difficult. Our properties and substantially all of our operations are conducted in remote areas of the province of Larecaja in the state of La Paz, Bolivia, and in the province of Ascension de Guarayos in the state of Santa Cruz, Bolivia.
Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. The Bolivian climate is harsh much of the year in our work areas, often depending on the rainy season's length and severity. Although internal transportation within Bolivia is generally good, access may become difficult during short periods during the rainy season (generally November-March).

     The Market for Our Common Stock Is Extremely Volatile Both as to Price and Volume. The public market for our common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize. Furthermore, we are subject to the penny stock rules, including SEC Rule 15c2-6. The volatility of the market for our shares and the applicability of Rule 15c2-6 make it less likely that broker-dealers will trade or make a market in our shares, thus reducing liquidity opportunities for our shareholders.

Item 7.  Financial Statements

         Please refer to pages F-1 through F-20.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with our accountants on any matters of accounting principles, practices or financial statement disclosures during 2001 through the present. Subsequent to the 2001 year-end, we disclosed through a Current Report filed on Form 8-K that our Independent Accountants had merged with another firm and that the new firm would become our Independent Accountants.

PART III
--------

Item 9.  Directors and Executive Officers of the Company and Compliance with
         Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning our directors and executive officers (including its subsidiaries) as of December 31, 2001. These people continue to hold the stated positions as of the filing of this report:

Name                          Age  Position                 Term of Office
---------------------------- ----- ----------------------- ------------------

Terry C. Turner (1)           49   President, Chairman &
                                   CEO                      2/14/97-present

Ronald L. Atwood, Ph.D.       60   Vice President for
                                   Development & Director   12/21/99-present

Max Staheli, MBA              59   Director                 5/8/00-present

Harlan M. (Mac) Delozier III  58   Administrative Vice
                                   President (Bolivia)      3/1/97- present

Jennifer T. Evans             23   Secretary/Treasurer      11/12/99-present

Victor Hugo Bretel            56   President, GEBM          12/14/99-present
                                   General Manager, GEII
                                   (Bol)
___________

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

     Biographical Information
     ------------------------

     A brief summary of the business experience of each person who is currently one of our officers or directors, and such person's service with us, is as follows:

     Terry C. Turner is our President, CEO and Chairman of the Board. The board appointed him to those positions on February 14, 1997. Mr. Turner received a B.A. in Political Science (1977) and a B.A. in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. Mr. Turner is also a member of the Bar of Washington, D.C., the American Bar Association and the Inter-American Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia and is the first and only American attorney admitted to practice law in Bolivia.

     From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals

International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to date, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and "of counsel" to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with Golden Eagle in February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Ronald L Atwood, Ph.D. was appointed to the position of our Vice President of Development and a member of our board of directors on December
21, 1999.   Dr. Atwood received a B.S. in Metallurgical Engineering, and a
Ph.D. in Metallurgy from the University of Utah. He has published nine papers on various aspects of metallurgy. He holds numerous patents in the field of extractive metallurgy. Dr. Atwood was a professor of metallurgy at Michigan Tech (1972-74) and the University of Idaho (1974-75). Dr. Atwood has served on the board of Newmont Exploration, as well as Chief Metallurgist for Foote Mineral (1975-82), Director of Research for Newmont Gold (1986-87) and Newmont Metallurgical Services (1987-89), all divisions of Newmont Mining. Dr. Atwood also currently serves as Vice President and a director of Bolivian Copper Chemical Company, S.A., in La Paz, Bolivia, a private copper mining company. Dr. Atwood was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Max S. Staheli was appointed as a member of our board of directors on May 8, 2000. Mr. Staheli received a B.A. in Finance and an MBA from the University of Utah. He worked for KPMG Peat, Marwick & Co. in Honolulu, Hawaii in the late 60's, and nine years as a manager with Atlantic Richfield Co. (1973-82). Mr. Staheli spent the last 14 years with Barrick Gold Corporation, most recently as their Controller of South American Operations headquartered in Lima, Peru. Mr. Staheli developed and implemented administrative policies and procedures for Barrick's launch into South America. He also successfully built the corporate structure for Barrick's extensive exploration and development program, which included Bolivia. Mr. Staheli was instrumental in the rapid growth of Barrick Gold Corporation in the South American market between 1994-96. Mr. Staheli was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Harlan M. (Mac) Delozier III was appointed to the position of our Administrative Vice President for Bolivian Operations on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to date, Mr. Delozier has also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia.

     Jennifer T. Evans was appointed as our Corporate Secretary/Treasurer on November 12, 1999. Ms. Evans resided in La Paz, Bolivia from 1983 to 1986, and again from 1994 through

1997. Ms. Evans has studied at the University of Utah and the Salt Lake Community College, and is currently finishing her B.A. degree in Spanish. Ms. Evans is the daughter of Terry C. Turner.

     Victor Hugo Bretel was appointed as President of Golden Eagle Bolivia Mining, S.A. ("GEBM"), on December 14, 1999. Prior to that time, Mr. Bretel had served for three months as the interim representative for the GEBM Board of Directors during the transition from Mr. Velasquez' presidency to that of Mr. Bretel. Mr. Bretel was also appointed as General Manager of GEII (Bolivia) in September 2001. Mr. Bretel is an architect and engineer who graduated from the National University of Engineering in Lima, Peru, in 1969. From 1966 through 1979, Mr. Bretel supervised construction and civil works projects in Lima, Peru. From 1980 to the date of his appointment as President of GEBM, Mr. Bretel supervised construction and civil works projects in La Paz, Bolivia.
As general manager of COPROFI, Ltd., an engineering consulting firm in La Paz, Bolivia, Mr. Bretel has worked with Golden Eagle for two years on projects on our properties within the Tipuani Gold Mining District involving topography; civil works and earthmoving; environmental impacts and governmental relations. Mr. Bretel resigned his position with COPROFI to serve as GEBM's President.

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

     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings.

     Based solely on our review of the copies of the reports we received from persons required to file, we believe that during the period from January 1, 2001 through the filing of this report, we complied with all filing requirements applicable to our officers, directors and greater-than-ten-percent shareholders, except as follows:

     Kevin Pfeffer filed a Form 3 for September 2000, Form 5s for the years ended December 31, 2000 and 2001, Form 4s for January and February 2002, and a
Schedule 13D with the Securities and Exchange Commission in April 2002.

     Involvement In Certain Legal Proceedings
     ----------------------------------------

     None of our executive officers or directors has been involved in or are subject to any of the following legal proceedings:

     Any bankruptcy petition by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     Any conviction in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     Any order, judgment, or decree not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities; or

     Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

     Notwithstanding the foregoing, we did settle a civil action that the Securities and Exchange Commission brought in May 1998 against Golden Eagle and certain of our former officers and directors and others (SEC vs. Golden Eagle International, Inc., et al, No. 98-Z-1020 [D. Colo.]). Among the allegations made in the SEC's Complaint were that Golden Eagle and the individuals involved had issued press releases that were false and misleading in an attempt to hype the value of Golden Eagle's stock.

     In November 1998, the SEC filed an Amended Complaint in the above-referenced action alleging that Golden Eagle and our President had an inadequate basis for making a May 22, 1998, press release regarding the Paravicini geological report regarding the Cangalli gold deposit.

     In 1999, all defendants, including Golden Eagle, but not including our President, settled the above civil action by entering into a consent agreement. In the agreement, Golden Eagle did not admit or deny any of the allegations in the SEC's action. Golden Eagle and the other defendants did consent to the issuance of an injunction not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty. That injunction is still effective.

     The only defendant remaining in the SEC's civil action in 2000, was our President, Terry C. Turner. That matter came to trial in the Federal District Court of Denver, Colorado, on February 14, 2000. On February 18, 2000, after four days of testimony before the Court from both fact and expert witnesses, the Court ruled that the SEC had not proven that Mr. Turner had committed any of the alleged securities violations and entered judgment for Mr. Turner on all claims, dismissing the SEC's complaint, no cause of action. The Court further found that Mr. Turner acted reasonably in believing that the consulting firm's report about the Cangalli gold deposit was accurate based on the due diligence performed regarding the consultant, based on the highly reputed status of the consultant, and based on the technical advice from Ronald L Atwood, Ph.D., then a member of our Technical Advisory Board.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation paid to the chief executive officers of Golden Eagle International, Inc. for the year ended December 31, 2001. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.



                    SUMMARY COMPENSATION TABLE

                                           Long Term Compensation
                                          ------------------------
                     Annual Compensation   Awards          Payouts
                     -------------------- ---------------- -------
                                                    Secur-
                                                    ities
                                                    Under-           All
Name                                      Re        lying      LTIP  Other
and                                       stricted  Option     Pay-  Compen-
Position       Year  Salary  Bonus  Other Awards    /SAR's     out   sation
------------------------------------------------------------------------------
Terry C.
Turner         1999  $0(A)   $0     $0      0    10,000,000(B)  $0    $0
Chairman,
President &    2000  $0(A)   $0     $0      0     5,000,000(B)  $0    $0
Chief Executive
Officer        2001  $0(A)   $0     $0      0         $0        $0    $0

___________

(A) Mr. Turner has accrued salary at the rate of $200,000 per year since February 14, 1997, although only $48,592 was paid in 1997 and no salary was paid in 1998, 1999, 2000 or 2001, resulting in the accrual of $990,012 in back salary at December 31, 2001. Subsequent to the 2001 year-end, on March 22, 2002, we filed a Current Report on Form 8-K reporting that on December 31, 2001 Mr. Turner waived $443,772 of his accrued salary without any direct consideration from Golden Eagle. The remainder owed to Mr. Turner of $546,240 is still accrued but unpaid salary and is a liability but bears no interest.

(B) Includes 10,000,000 options that vested in November 1998, and 5,000,000 options that vested in November 1999. These options were exercisable at $0.16 per share but expired on November 15, 2001. (Subsequent to the 2001 year-end, on March 20, 2002 the board of directors granted Mr. Turner options to purchase 25,000,000 common shares of Golden Eagle's common stock at $0.075 per share based on an average closing share price over the thirty previous trading days to the date of the grant of the options. The board used the thirty trading days to reach a reasonable strike price due to the volatility of our stock, and believed such a period to be more indicative of the actual fair market value. See, Subsequent Events in the Notes to the Financial Statements attached to this report.)

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

     Under the Plan, in 2001, we issued for services rendered, 5,341,051 shares to attorneys for legal fees; to geological and mining consultants for consulting work associated with our operations in Cangalli, Bolivia; and to certain employees of our Bolivian subsidiary. We did not issue any options in 2001.

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

     We have not paid, but we have accrued, salaries for our President and a former Secretary/Treasurer and director during the period from 1997. This accrual ceased for our former Secretary/Treasurer when she resigned in October 1999. Our President's salary continues to accrue at the rate of $200,000 per annum. We had accrued a total of $1,660,837 in accrued compensation and taxes through December 31, 2001, however, on that date our President waived $443,772 of a total accrued balance of $990,012 owed to him, and our former Secretary/Treasurer waived her entire accrued balance of $462,114, leaving her with a 0 balance owing as back compensation. The total of the two waivers was a reduction of $905,886 in liabilities on our balance sheet. As a result, at year's end we owed $754,951 in accrued compensation and taxes.

     We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     There are no employment agreements with our other employees.

     Options/SAR Granted During Year Ended December 31, 2001
     -------------------------------------------------------

     No stock options or stock appreciation rights were granted to any person in 2001.

     However, as referred to above, our Bolivian employees have received shares, but have also received a "Retention Bonus" conditioned upon their continued employment with our subsidiary.

    Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
    --------------------------------------------------------------------------

    No executive officer exercised any options or stock appreciation rights during the 2001 fiscal year or subsequently.

Aggregated Option/SAR Exercises in Last Fiscal Year & FY-End Option/SAR Values
------------------------------------------------------------------------------
Name             Shares Acquired  Value Realized   Number of     Value of
                 On Exercise      ($)              Unexercised   Unexercised
                                                   Securities    In The Money
                                                   Underlying    Option/SARs
                                                   Options/SARs  At FY-End ($)
                                                   At FY-End (#) Exercisable/
                                                   Exercisable/  Unexercisable
                                                   Unexercisable
---------------- ---------------- ---------------- ------------- -------------

Terry C. Turner      0               0               15,000,000      $0 (a)
------------------------------------------------------------------------------
(a) Exercisable at $.16 per share through November 1, 2001. Those options expired unexercised.



    Long Term Incentive Plan - Awards in Last Fiscal Year
    ------------------------------------------------------

We have no long-term incentive plans other than the "Retention Bonus" described in Part II, Item 10 above.


     Defined Benefit or Actuarial Plan Disclosure
     --------------------------------------------

     In October 1998, we adopted a medical insurance plan for our employees, which plan became effective on November 1, 1998. We currently have no stock ownership or other profit sharing or pension plans, nor life insurance or any other benefit plan for its employees, but may adopt such plans in the future. We have no retirement plans and, therefore, have made no contributions to any such plan on behalf of the named officers.

     Compensation of Directors
     -------------------------

     One of our Technical Advisory Board members receives compensation at the rate of $1,000 per month, in addition to $800 per day, plus expenses, for any additional required consulting in the field. The other member of the Technical Advisory Board receives compensation in connection with certain consulting services when rendered by him. He received no compensation during 2001.

     We currently have three directors on our board. One of them receives $1,000 per month as a director's fee. The other two are also officers of Golden Eagle and either accrue or receive monthly compensation, but are paid no separate director's fee.

     Except as described herein, no officer or director of Golden Eagle has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on our behalf.

     Employment Contracts and Termination of
     Employment and Change-in-Control Arrangements.
     ---------------------------------------------

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

     Report on Repricing of Options/SARs
     -----------------------------------

     Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     At December 31, 2001 and subsequently, we had only one class of outstanding voting securities, our common stock (referred to herein as the "Common Stock"). The following table sets forth information as of December 31, 2001 with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

Name of                                    Shares owned             Percent
beneficial owner                           beneficially (1)         of class
------------------------------------------ ------------------------ ---------
Mary A. Erickson                           14,441,467 (2)            7.0%
12403 So. 450 East, Bldg. D2, Suite A
Salt Lake City, Utah 84020

Terry C. Turner                                     0 (3)              0%
12403 So. 450 East, Bldg. D2, Suite A
Salt Lake City, Utah 84020

Herbert M. Seydler, Jr.
and Ravia Seydler                          12,861,600 (4)            6.2%
c/o Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston, TX  77002

Betty Jane Seydler                         12,510,000 (5)            6.0%
c/o Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston  TX  77002

Ronald L Atwood, Ph.D.                      2,005,800 (6)            0.97%
86 South 350 East
Farmington, UT 84025

Harlan M. (Mac) Delozier                    1,900,000 (7)            0.92%
Av. 16 de Julio #1525
La Paz, Bolivia

Max Staheli                                         0                   0%
1596 Gooseneck Dr.
Payson, UT 84651

Kevin Pfeffer (8)
Keith Pfeffer                              63,438,859(8)            823.5%(8)
5307 Aerie Ct.
Clarksville, MD 21029

All officers and directors
as a group (5 persons)                      3,905,800                 1.9%

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

(2) Consists of 14,441,467 shares owned indirectly and beneficially by Ms. Erickson as sole shareholder of Golden Eagle Mineral Holdings, Inc., the record holder of the shares, of which 13,500,000 shares have been pledged to Frost National Bank as collateral on a revolving line of credit issued to Golden Eagle, and 800,000 shares have been pledged as collateral to certain family members for amounts owed to those family members. Ms. Erickson's potential of obtaining 10,000,000 shares underlying stock options expired on November 16, 2001.

(3) Mr. Turner's potential of obtaining 15,000,000 shares underlying stock options expired on November 16, 2001.

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

(6) Golden Eagle contracts with a consulting firm for the services of Ronald Atwood, Ph.D. That consulting firm has received 2,005,800 shares of restricted common stock of Golden Eagle as compensation for metallurgical studies conducted on our Bolivian gold deposit before Dr. Atwood was an officer and director of Golden Eagle. While Dr. Atwood is neither an officer nor director of the consulting firm holding the shares, he may, in the future, benefit from the shares paid to the consulting firm.

(7) On November 3, 2000, the Board of Directors granted a bonus of 1,000,000 shares of restricted common stock to Mr. Delozier for his years of service to us, as well as a "Retention Bonus" of 300,000 shares of restricted common stock per year that Mr. Delozier remains with us, vesting on November 1, 2001, 2002 and 2003. These shares were not part of the S-8 Registration contemplated in the "Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan" authorized by the Board of Directors on June 1, 2000.

(8) Kevin and Keith Pfeffer are brothers who reside in the same household. This total of beneficially owned shares is the number which could have resulted to them together if they would have exercised their conversion rights pursuant to their convertible debentures on the date of the purchase of those debentures. The percentage of class calculation is made using a formula based on full dilution, that is to say, as if these shares had actually been issued. These shares have not been issued, and the debenture holders may elect not to convert to Golden Eagle's common shares. Kevin Pfeffer and Keith Pfeffer each disclaims beneficial ownership of all securities held by the other and this report should not be deemed an admission that the reporting person is the beneficial owner of such securities for purpose of Section 16 or for any other purpose.


     We know of no arrangement, the operation of which may, at a subsequent date, result in change in control, except the following:

     . The pledge by Golden Eagle Mineral Holdings, Inc. of 13,500,000 restricted shares to Frost National Bank described above in Note (2). This loan is not in default, and it is due November 30, 2002.
     . Subsequent to the 2001 year-end, on March 20, 2002, the Board granted 25,000,000 options, exercisable at $0.075, to Terry C. Turner, Golden Eagle's President and CEO.
     . Subsequent to the 2001 year-end, on March 20, 2002, the Board granted 20,000,000 options, exercisable at $0.075, to Mary A. Erickson, Golden Eagle's former executive officer and director.

Item 12.  Certain Relationships and Related Transactions

     Stock Issuances
     ---------------

     Mary A. Erickson was formerly president, corporate secretary, treasurer and member of our board of directors. She resigned as president in February 1998, and from all other capacities in October 1999. Through her company, Golden Eagle Mineral Holdings, Ltd., she acquired control in November 1994, and she still controls a significant number of shares of our common stock as reflected in the beneficial ownership table included above.

     The late Herbert M. Seydler and Ravia Seydler (the "H. Seydlers") are Mary Erickson's parents; Betty Jane Seydler ("B. Seydler") is Ms. Erickson's aunt. Neither the H. Seydlers nor B. Seydler control, are controlled by, or are under common control with Ms. Erickson. They each maintain separate households from Ms. Erickson and her family. Until the H. Seydlers and B. Seydler became significant shareholders of Golden Eagle as a result of the April 1997 transaction described hereafter, neither was our affiliate.

     During 1996, B. Seydler had advanced $450,000 to us on an unsecured basis. As of January 1, 1997 we also owed approximately $314,000 to the H. Seydlers. In April 1997, we agreed to issue 5,000,000 shares of its restricted common stock to H. Seydler, B. Seydler, and H. Seydler's trust in payment of accrued interest of $25,000 and for their renewal and extension of these loans for three years.

     Also in April 1997, Mr. Seydler's trust and a related trust established for the benefit of B. Seydler guaranteed the repayment of a $1,000,000 loan to us from Frost National Bank of Houston, Texas. We issued 10,000,000 shares of our restricted common stock to each of the H. Seydler Trust and the B. Seydler Trust for their guarantee of the obligation to Frost Bank. In the opinion of management, Frost Bank would not have made the loan to us without the guarantees from the two trusts. Furthermore, we were unable to repay the loans due to H. Seydler or his trust, or B. Seydler, at the time they agreed to extend the obligations. Consequently, the Board of Directors believed that its agreements with H. Seydler, B. Seydler, and their trusts, were in the best interests and our shareholders, and were more favorable than the terms that could have been obtained from unrelated parties, if any terms for similar transactions could have been obtained. Based on our discussion with Frost Bank, among others, we doubt that any other party would have assisted us, as did H. Seydler, B. Seydler, and their trusts. As a result of these transactions, however, H. Seydler, B. Seydler, and their trusts have become our affiliates because of their stock ownership.

     In early 1999, we contracted the services of a consulting metallurgical firm to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on our Cangalli gold prospect. On March 16, 2000, we satisfied our indebtedness to this consulting firm by issuing 2,005,800 restricted shares of common stock in full satisfaction. An employee of that firm, Ronald L Atwood, Ph.D, has now become one of our executive officers and directors. While Dr. Atwood is neither an officer nor director of the consulting firm, he may, in the future, benefit from the shares we paid to the consulting firm.

     Loans to the Company from Affiliates
     ------------------------------------

     We have suffered chronic working capital shortages. To provide short-term relief, Ms. Erickson and certain of her family members have advanced funds to us. In addition, Ms. Erickson and certain of her family members have guaranteed certain of our obligations, as outlined below. In each case, loans from Ms. Erickson accrue interest at 8% per annum, while loans from her family members accrue interest at 10.5% and 12%. All of the loans are unsecured loans and are due January 1, 2003, and we have classified them as current liabilities. In our opinion, the loans are significantly more favorable to us than could have been obtained from any other source; in fact, given our financial condition and lack of profitable operations or assets within the United States, it is unlikely that any unaffiliated person would have advanced funds to us on any terms or conditions.

     In addition, as described elsewhere in this Annual Report, Mr. Velasquez (former President of our subsidiaries in Bolivia) purportedly advanced funds to our subsidiary for operations in Bolivia; and Mr. Turner (our President) has advanced funds to us for operations in Bolivia.

                                                 Loan           Balance
                                                Amount          Outstanding
    Date        Affiliated Lender              (Repayment)(1)   at Year End
    -------     -----------------------------  ---------------  -----------
    1994        Mary A. Erickson                $44,107         $44,107

    1995        Mary A. Erickson                $265,163
                                                (185,719)(2)    $123,551

                Family members (3)              $32,683
                                                ($8,092)        $24,591

    1996        Mary A. Erickson                $84,500
                                                $169,417(4)
                                                ($116,500)      $268,975(5)

                Family members (3)              $645,658        $724,068(5)

                Rene Velasquez                  $41,900(8)      $41,900

    1997        Mary A. Erickson                $75             $55,250
                                               ($48,800)
                                               ($165,000)(7)

                Family members (3)              $239,687
                                               ($165,000)(6)    $832,509(5)

                Rene Velasquez                  $48,431(8)      $90,331

                Terry Turner                    $35,850         $35,850

    1998        Family members (3)              $326,662
                                                ($47,000)       $1,112,171(5)

                Mary Erickson                   $0              $55,250

                Rene Velasquez                  $78,885(5)(8)   $169,216

                Terry Turner                    $33,425
                                               ($37,075)        $32,200

    1999        Family Members (3)              $96,919         $1,079,062

                Mary Erickson                  ($5,000)
                                                $6,500
                                               ($16,784)        $44,966

                Rene Velasquez                 ($10,639)(8)     $158,577

                Terry Turner                    $39,286
                                               ($100,333)      ($28,847)

                Ronald Atwood, Ph.D            ($500)           $4,931

    2000        Family Members(3)               0               $1,079,062

                Mary Erickson                   0               $44,966

                Rene Velasquez                  0               $158,577

                Terry Turner                   ($233,107)(9)   ($261,954)(9)

                Ronald Atwood, Ph.D            ($61,954)(10)   ($61,954)(10)

    2001        Family Members(3)               0               $1,079,062

                Mary Erickson                   $3,762          $41,204

                Rene Velasquez                  0               $158,577

                Terry Turner                   ($261,828)(9)    $22,459(9)

                Ronald Atwood, Ph.D            ($61,954)(10)    ($61,954)(10)

(1) We made all the described repayments in cash except as follows:

(2) Including $25,000 canceled in repayment of a promissory note payable to us in connection with the issuance of shares to Golden Eagle Mineral Holdings, discussed above.
(3) It should be noted that, although these persons are related to Ms. Erickson, these persons are not affiliated with Ms. Erickson or Golden Eagle inasmuch as they are adults, not living with Ms. Erickson, and not controlling, controlled by, or under common control with, Ms. Erickson.
(4) Unreimbursed expenses incurred for our benefit and unpaid salary.
(5) Including accrued interest.
(6) Excluding $25,000 in abated interest.
(7) Cancellation of loan assumption.
(8) Mr. Velasquez' loans or salary accruals are listed on GEBM's books in Bolivia as contingent liabilities pending the outcome of litigation with Mr. Velasquez and should not be deemed to be acknowledged liabilities.
(9) Mr. Turner loaned us $108,561 to meet operating needs during 1997, 1998 and 1999, while foregoing salary that in 2001 accrued to a total amount of $990,012. We have repaid the referenced loans to Mr. Turner over the years as indicated above; we have not paid the accrued salary due to Mr. Turner. In anticipation of entering into commercial production and having disposable cash to be able to pay accrued salaries, Mr. Turner and Golden Eagle entered into a loan arrangement. All loans will be offset against accrued salaries. On December 31, 2001 Mr. Turner voluntarily waived $443,772 of his accumulated salary of $990,012, leaving a balance owing to Mr. Turner of $546,240. Currently, the difference between Mr. Turner's loans with the Company and his accrued salary owing is $22,459.
(10)Dr. Atwood's services are contracted for with a consulting firm with which Dr. Atwood has an employment contract for $10,000 per month. However, this consulting firm agreed to accept one-half of the monthly compensation and defer the balance. Because of economic reasons, this firm has had to borrow against the pending balance in Bolivia.

    On February 11, 1997, Frost National Bank loaned us $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. In April 1997, the same bank loaned us $1 million pursuant to a revolving line of credit agreement (which has now been extended to December 1, 2002). The loan bears interest at the prime rate (8.25% as of September 30, 1999). In addition, the loan is personally guaranteed by Ms. Erickson and her corporation, including a pledge of 13,500,000 shares of our restricted common stock owned by her corporation. The loan is further secured by certain assets of Ms. Erickson's family members and all of our assets. We issued a total of 20,000,000 shares of our restricted common stock to her family members as a fee for their guarantees of the $1 million loan. We used the proceeds from the $1 million loan to retire an earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with our 1997 operations on the Cangalli properties. As of December 31, 2001 and subsequently, there were no funds available under the line of credit.

     Formation of Bolivian Subsidiaries
     ----------------------------------

     We formed Golden Eagle Bolivia Mining, S.A., ("GEBM") in January 1996 to conduct our operations in Bolivia. We initially owned 74% of GEBM and later acquired an additional 19% from its Bolivian partners, for a total of 93%.

     We formed a second subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to own the contract for the mining rights. We own 84% of EMB; our affiliate, Mary A. Erickson, owns 3%; and Rene Velasquez (a Bolivian national who is the former President of our subsidiaries) owns 13%. Mr. Velasquez' 13% ownership in EMB resulted from the initial agreement between us and Mr. Velasquez, which resulted in our introduction to the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") and the original business opportunity. Ms. Erickson's 3% ownership was taken in partial consideration for the loans and advances she and her family made to us. EMB's initial constitution, the equivalent of its Articles of Incorporation, provided that we will act as the funding shareholder, providing any necessary operating or development capital to EMB as a "capital contribution" and not as a loan. The other EMB shareholders are not liable for their share of any capital contributions; all EMB shareholders share profits in accordance with their interests. Neither Mr. Velasquez nor Ms. Erickson, or any of our other executive officers, own any interest in our other subsidiary, GEBM.

We formed a wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia)("GEII (Bolivia)", during 2001. The UCL subsequently entered into a new contract with this subsidiary, which contained all of the terms and conditions of the previous contract with EMB, but also contained language that was beneficial to our interests in Bolivia. During 2001, and subsequently, we have been moving all of our assets, rights and obligations into this subsidiary. Our ultimate goal is to consolidate all of our activities, operations and assets in Bolivia into GEII (Bolivia).

     Relationship with BCCC
     ----------------------

     Our President, Terry C. Turner, is also the President of BCCC, and Golden Eagle's Vice President for Development, Ronald L Atwood, Ph.D. is the Vice President of BCCC. BCCC is a small, private copper exploration company that was formed in advance of Mr. Turner or Dr. Atwood's affiliation with Golden Eagle. Golden Eagle's Board of Directors has received notice of, and approved of, Mr. Turner and Dr. Atwood's dual roles. Additionally, Golden Eagle's Board has received full disclosure as to any conflicts of interest that may develop from this relationship, and has instructed Mr. Turner and Dr. Atwood to disclose any conflicts that may arise in the future. BCCC shares our Bolivian office space and pays one-third of the rent.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements

     The following documents are filed as part of this report:         Page

          Reports of Independent Public Accountants                 F-2 & F-3

          Consolidated Balance Sheet as of December 31, 2001              F-4

          Consolidated Statement of Operations for the years ended
                       December 31, 2001 and 2000 and from
                       July 21, 1988 (inception) through
                       December 31, 2001                                  F-5

          Consolidated Statement of Cash Flows for the years ended
                       December 31, 2001 and 2000 and from
                       July 21, 1988 (inception) through
                       December 31, 2001                                  F-6

          Consolidated Statement of Stockholders' Equity (Deficit)
                       for the years ended December 31, 2001 and
                       2000 and from July 21, 1988 (inception)
                       through December 31, 2001                          F-7

          Notes to Consolidated Financial Statements          F-8 through F-20


     (b)  Exhibits

     The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

     3.1   Articles of Incorporation, as amended *

     3.2   Bylaws *
     10.1  Mineral Concession with the United Cangalli
           Gold Mining Cooperative, Ltd. **
     22.1  Subsidiaries
               Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia
               Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia
               Golden Eagle International, Inc. (Bolivia), incorporated under the laws of Bolivia

* Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
** Incorporated by reference from our Form 8-K reporting an event of December 19, 1996.

     (c)  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the year ended December 31, 2001, and subsequently:

      June 26, 2001, reporting an event under Item 5 of Form 8-K
      March 22, 2002, reporting events under Items 4, 5 & 7 of Form 8-K


                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GOLDEN EAGLE INTERNATIONAL, INC.



April 12, 2002                     /s/ Terry C. Turner
                                   Terry C. Turner, President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.



                                  GOLDEN EAGLE INTERNATIONAL, INC.



April 12, 2002                    /s/  Terry C. Turner
                                  Terry C. Turner, Director and Principal
                                  Executive Officer

April 12, 2002                    /s/  Ronald L Atwood
                                  Ronald L Atwood, Ph.D., Director



April 12, 2002                    /s/  Max Staheli
                                  Max Staheli, MBA, Director



April 12, 2002                    /s/ Jennifer T. Evans
                                  Jennifer T. Evans, Corporate Secretary-
                                  Treasurer, Principal Financial Officer and
                                  Principal Accounting Officer

Golden Eagle International, Inc.
(A Development Stage Company)
Financial  Statements
Table of Contents
------------------------------------------------------------------------------

                                                                          PAGE

Reports of Independent Accountants                                     F-2 & 3

Financial Statements

    Consolidated Balance Sheet                                            F-4

    Consolidated Statement of Operations                                  F-5

    Consolidated Statement of Cash Flows                                  F-6

    Consolidated Statement of Changes in Stockholders' Equity (Deficit)   F-7

    Notes to Consolidated Financial Statements                            F-8

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Golden Eagle International, Inc.
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (a development stage company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended December 31, 2001 and 2000, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A. or Golden Eagle International, Inc. (Bolivia), 93% and 100% owned subsidiaries, respectively, which statements reflect 43% of total consolidated assets as of December 31, 2001. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A. and Golden Eagle International, Inc. (Bolivia) as of December 31, 2001 and for the years ended December 31, 2001 and 2000, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2001 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 2001 and has incurred substantial losses since its inception.
The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Gordon, Hughes & Banks, LLP

Denver, Colorado
February 8, 2002, except as to the last paragraph of Note H, which is as of March 20, 2002.

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
------------------------------------------------------------------------------

                                                                 December 31,
                                                                        2001
                                                                -------------
ASSETS

CURRENT ASSETS
  Cash                                                          $     27,925
  Prepaid expense and other costs                                     60,935
                                                                -------------
    Total current assets                                              88,860
                                                                -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                                   804,769
  Acquisition cost of mining prospects                               455,227
  Office equipment                                                    83,550
  Vehicles                                                                 -
                                                                -------------
                                                                   1,343,546
  Less accumulated depreciation                                     (324,455)
                                                                -------------
                                                                   1,019,091
                                                                -------------
OTHER ASSETS
  Advances to officers                                               585,735
  Advance royalties                                                  100,000
  Deposits                                                             7,620
                                                                -------------
                                                                     693,355
                                                                -------------

                                                                $  1,801,306
                                                                =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                                    $  1,278,843
  Bank loan payable                                                1,000,000
  Other notes payable                                                 60,437
  Accounts payable                                                   199,028
  Accrued compensation and taxes                                     754,951
  Accrued interest payable                                           604,249
                                                                -------------
    Total current liabilities                                      3,897,508
                                                                -------------

DEBENTURES PAYABLE                                                 2,065,000
                                                                -------------
    Total liabilities                                              5,962,508
                                                                -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                               -
  Common stock, par value $.0001 per share; authorized
   800,000,000 shares; issued and outstanding 205,111,955 shares      20,611
  Additional paid-in capital                                      12,877,126
  Deferred compensation                                              (88,800)
  Deficit accumulated during the development stage               (16,970,139)
                                                                -------------
    Total stockholders' (deficit)                                 (4,161,202)
                                                                -------------

                                                                $  1,801,306
                                                                =============






See accompanying notes.            F-4

Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
------------------------------------------------------------------------------

                                                                July 21, 1988
                                                                 (Inception)
                                            Year Ended             Through
                                            December 31,           December
                                         2001          2000        31, 2001
                                     ------------- ------------- -------------
REVENUES                             $          -  $        876  $    161,077

COSTS AND OPERATING EXPENSES
 General and administrative             1,548,261     1,215,879    10,336,919
 Exploration                              181,629       156,376     1,384,408
 Depreciation                              66,724        83,568       373,543
                                     ------------- ------------- -------------
    Total costs and operating
     expenses                           1,796,614     1,455,823    12,094,870
                                     ------------- ------------- -------------

OPERATING (LOSS)                       (1,796,614)   (1,454,947)  (11,933,793)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
 Interest expense                        (396,420)     (364,921)   (1,732,901)
 Interest income                                -             -        15,483
 Loan financing costs, net                      -             -    (2,475,000)
 Write-down of mining prospect                  -             -      (873,462)
 Gain on marketable securities                  -             -       124,336
 Commissions                                    -             -         6,708
 Write off advances to Mineral
    Mountain Mining Co.                         -             -       (78,000)
 Write off loan to investment advisor           -             -       (15,000)
 Loss on sale of equipment                      -             -       (17,314)
 Other income                              13,312         3,335        49,781
 Other expenses                           (11,959)         (508)      (35,677)
                                     ------------- ------------- -------------

    Total other income (loss)            (395,067)     (362,094)   (5,031,046)
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $ (2,191,681) $ (1,817,041) $(16,964,839)
                                     ============= ============= =============

BASIC EARNINGS (LOSS) PER SHARE      $      (0.01) $      (0.01) $      (0.34)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING   189,562,575   158,062,266    50,604,279
                                     ============= ============= =============




See accompanying notes.                    F-5



Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------

                                                                            July 21, 1988
                                                                             (Inception)
                                                        Year Ended             Through
                                                        December 31,           December
                                                      2001          2000       31, 2001
                                                 ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (2,191,681) $ (1,817,041) $(16,964,839)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Stock issued for services                         344,578       360,709     3,689,206
    Stock issued to settle dispute                     70,000             -        70,000
    Depreciation expense                               66,724        83,568       373,543
    Stock issued for accrued interest                  44,700        18,750       228,334
    Amortization of deferred compensation              48,756        16,044        64,800
    Loss on retirement of vehicles,
      equipment and other                              11,254             -        19,489
    Stock issued for loan pledges and renewals              -             -     2,500,000
    Write-down of mining prospect                           -             -       873,462
    Write off advances to Mineral
      Mountain Mining Co.                                   -             -        78,000
    Fair value of officer salary expensed                   -             -        20,000
    Write off loan to investment advisor                    -             -        15,000
    Loss (gain) from investments                            -             -      (114,670)
  Changes in operating assets and liabilities:
    Prepaid expense and other costs                   (11,333)       14,569       (60,935)
    Payables and accrued liabilities                  466,966       203,710     2,614,114
                                                 ------------- ------------- -------------

  Net cash flows (used for) operating activities   (1,150,036)   (1,119,691)   (6,594,496)
                                                 ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                (45,281)      (37,113)   (1,693,658)
  Advance royalties                                    (3,764)       (5,668)     (100,000)
  Deposits                                                  -        (1,752)       (9,120)
  Proceeds from investment sales                            -             -       184,380
  Advances to Mineral Mountain Mining Co.                   -             -       (78,000)
  Loan to investment advisor                                -             -       (15,000)
  Purchase of investment securities                         -             -       (59,478)
  Purchase of subsidiary (net of cash acquired)             -             -        (2,700)
                                                 ------------- ------------- -------------

  Net cash flows (used for) investing activities      (49,045)      (44,533)   (1,773,576)
                                                 ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures              1,090,000       975,000     2,478,500
  Loans from (repayments to) related parties                -         6,000     1,913,909
  Repayment on loans from related parties and
    advances to officers                             (267,828)     (303,754)   (1,140,214)
  Proceeds from other notes payable                     3,754        40,022       678,074
  Repayments of other notes payable                   (27,388)       (3,200)     (139,500)
  Proceeds from bank loan                                   -             -     1,000,000
  Common stock issued                                 363,534       513,600     3,668,292
  Stock issuance costs                                      -             -       (63,064)
                                                 ------------- ------------- -------------

  Net cash flows from financing activities          1,162,072     1,227,668     8,395,997
                                                 ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                       (37,009)       63,444        27,925

CASH - BEGINNING OF PERIOD                             64,934         1,490             -
                                                 ------------- ------------- -------------

CASH - END OF PERIOD                             $     27,925  $     64,934  $     27,925
                                                 ============= ============= =============






See accompanying notes.                           F-6



---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued June 1, 1989 for cash
   ($.00006 per share)                   1,666,665        167           (67)            -            -           100
 Issued in 1990 for cash
   ($.003 to $.03 per share)               666,665         67        10,033             -            -        10,100
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -        59,280
 November 1, 1993, acquisition
   of subsidiary                                 -          -         2,600             -       (5,300)       (2,700)
 Fair value of officer salary                    -          -        20,000             -            -        20,000
 November 7, 1994, convert debt to
   equity ($.003 per share)              2,640,830        264         7,659             -            -         7,923
 Issued in 1994 for note receivable
   from affiliate ($.00125 per share)   20,000,000      2,000        23,000             -            -        25,000
 Issued in 1994 for legal services
   ($.00125 per share)                     375,000         37           432             -            -           469
 Issued for cash in 1995 ($.01 to
   $.282) less $41,644 issuance costs   10,469,750      1,047       244,002             -            -       245,049
 Issued for services in 1995
   ($.07 per share)                      2,337,333        234       171,749             -            -       171,983
 Convert notes payable in 1995
   ($.15625 per share)                     800,000         80       124,920             -            -       125,000
 Issued or cash in 1996
   ($.05 to $.25 per share)              2,250,650        222       401,808             -            -       402,030
 Issued for services in 1996
   ($.07 to $.30 per share)              5,448,985        545     1,230,297             -            -     1,230,842
 Issued for cash in 1997
   ($.10 per share)                     10,126,350      1,013     1,011,622             -            -     1,012,635
 Issued in 1997 to related  parties
   for loan guarantees and renewals
   ($.10 per share)                     25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued in 1997 for services
   ($.03 to $.17 per share)              9,276,398        928       815,072             -            -       816,000
 Issued in 1997 for equipment
   ($.10 per share)                      2,993,161        299       299,017             -            -       299,316
 Issued in 1997 for conversion of
   debenture and note payable
   ($.09 and $.26 per share)               689,060         69       104,347             -            -       104,416
 Issued in 1997 for vehicle
   ($.10 per share)                        350,000         35        34,965             -            -        35,000
 Issued in 1998 for cash
   ($.10 per share)                      1,200,000        120       119,880             -            -       120,000
 Issued in 1998 for services
   ($.10 to $.16 per share)              3,704,172        370       462,630             -            -       463,000
 Issued in 1998 for conversion of
   debt ($.03 to $.07 per share)         8,396,268        840       434,122             -            -       434,962
 Issued in 1998 for interest
   ($.13 per share)                        558,333         56        72,444             -            -        72,500
 Issued in 1999 for cash ($.02 to
   $.10  per share)                     14,070,000      1,407       767,593             -            -       769,000
 Issued in 1999 for services
   ($.04 to $.10 per share)              4,385,927        438       298,562             -            -       299,000
 Issued in 1999 for interest
  ($.03 to $.10 per share)                 380,000         38        23,612             -            -        23,650
 Other                                         (70)         -         2,625             -            -         2,625
 Net loss for the periods                        -          -             -             -  (12,956,117)  (12,956,117)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 1999           128,053,812     12,803     9,244,577             -  (12,961,417)   (3,704,037)

 Issued for cash ($.03 to $.05
   per share)                           16,794,258      1,679       511,921             -            -       513,600
 Convert notes payable ($.03
   per share)                           13,833,333      1,384       413,616             -            -       415,000
 Issued for services ($.03 to
   $.06) per share)                     11,519,839      1,152       359,557             -            -       360,709
 Issued for interest ($.03
   per share)                              625,000         63        18,687             -            -        18,750
 Deferred stock grants to
   employees ($.08 per share)            1,920,000        192       153,408      (153,600)           -             -
 Amortization                                    -          -             -        16,044            -             -
 Net loss for the year                           -          -             -             -   (1,817,041)   (1,817,041)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2000           172,746,242     17,273    10,701,766      (137,556) (14,778,458)   (4,196,975)

 Issued for cash ($.03 to
   $.05 per share)                      11,424,662      1,144       362,390             -            -       363,534
 Issued for mining prospect
   ($.03 per share)                     10,000,000      1,000       299,000             -            -       300,000
 Issued for services ($.03
   to $.06) per share)                   5,341,051        534       344,044             -            -       344,578
 Convert accrued interest on
   convertible debentures
   ($.03 per share)                      5,000,000        500       149,500             -            -       150,000
 Cancellation of accrued
   officer salaries                              -          -       905,886             -            -       905,886
 Issued for interest ($.03
   per share)                              600,000         60        44,640             -            -        44,700
 Settlement of lawsuit with former
   officer ($.07 per share)              1,000,000        100        69,900             -            -        70,000
 Amortization                                    -          -             -        48,756            -             -
 Net loss for the year                           -          -             -             -   (2,191,681)   (2,191,681)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2001           206,111,955  $  20,611  $ 12,877,126  $    (88,800)$(16,970,139) $ (4,209,958)
                                      ============= ========== ============= ============= ============ =============




See accompanying notes.                            F-7



Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Note A - Organization and Business

Organization and Nature of Business
-----------------------------------
Golden Eagle International, Inc. (a development stage company, the "Company,") was incorporated in Colorado on July 21, 1988. The Company is to engage in the business of acquiring, developing, and operating gold, silver and other mineral properties. Activities of the Company since November 1994 have been primarily devoted to organizational matters and identification and limited sampling of precious mineral properties considered for acquisition, or owned by the Company. Presently, substantially all of the Company's operations and business interests are focused on a prospect under contract (the "Cangalli properties"), and two prospects, which are owned outright by the Company (the "Tipuani Valley properties"), in the Tipuani Gold Mining District, and in the Precambrian Shield of the Republic of Bolivia (the "Precambrian properties").

Organization of Subsidiaries and Bolivian Mining Activities
-----------------------------------------------------------
In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM; two Bolivian citizens own the remaining seven percent. In October 1996, a sister subsidiary was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; a Bolivian citizen owns 13%, and a former officer (and former president) owns the remaining three
percent.   During 2001, Golden Eagle formed a wholly-owned subsidiary, Golden
Eagle International, Inc. (Bolivia) ("GEII (Bolivia)"), to carry out all continuing operations in Bolivia. As of December 31, 2001 the Company is in the process of transferring all agreements, obligations, and relationships in Bolivia to GEII (Bolivia).

On January 25, 1996, GEBM entered into an agreement with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions, the Cangalli properties, consisting of 5,000 acres owned by UCL. That agreement, while binding according to GEBM's Bolivian counsel, was never "protocolized" (recorded by the Bolivian Notary of Mines). A new agreement was completed between EMB and UCL and was protocolized November 11, 1996. All rights and obligations pursuant to these agreements were assumed and transferred in 2001 to GEII (Bolivia).

The mining agreement with UCL provides for a gross royalty interest of 18% in gold production to UCL and commits the Company to complete first-phase exploration and open one work front, in

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


addition to the Cangalli shaft, by April 20, 1997; to open two additional work fronts by December 6, 1997; and to invest a minimum of $3 million in the project. In addition, the Company is obligated to pay UCL $200,000: $100,000 as prospect acquisition rights and $100,000 for advance royalties. As of December 31, 2001, these obligations had been met and $100,000 is reflected as advance royalties in the accompanying balance sheet.

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

In June 2001, the Company acquired all right, title and interest in three mining concessions consisting of 148,200 acres located 138 miles north of Santa Cruz, Bolivia, in eastern Bolivia's Precambrian Shield, together with all proprietary information pertaining to the properties, including relevant reports. The Superintendent of Mines of the State of Santa Cruz later reduced the size of these concessions to 125,000 acres due to conflicts with neighboring claims. The Company is not required to pay a royalty on these properties, and can maintain them in perpetuity by paying annual fees to the Bolivian government of $50,600.

Going Concern Considerations
----------------------------
The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits as of December 31, 2001 and has incurred substantial losses since its inception.
The Company presently has no substantial product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management in the type of block-caving and high-volume mining planned, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing arrangements there is substantial doubt about the Company's ability to continue as a going concern.
Management's plans to address these matters include private placements of stock,

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

obtaining short-term loans, seeking suitable joint venture relationships, and putting the prospect being developed into production.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Note B - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

Use of Estimates
-----------------
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, useful lives for depreciation, depletion and amortization, and valuation of deferred taxes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency
----------------
The Company's functional currency and its foreign activities are conducted primarily in U.S. dollars. The Company had a realized foreign currency transaction gain of $100 in 2001 and a loss of $(508) in 2000.

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

Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

                   Mining equipment          7-8   years
                   Office equipment          4-10  years

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

Stock Based Compensation
-------------------------
The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. (See Note E).

Long-Lived Assets
-----------------
The Company reviews for the impairment of long-lived assets, certain intangibles, and associated goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset.

Statement of Cash Flows Information and
Supplemental Non-Cash Financing Activities
------------------------------------------
Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 2001 and 2000, the Company paid interest of $55,534 and $203,057,

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

respectively. Non-cash investing and financing transactions during the periods consist of the following:

                                                         Shares     Amount
                                                    ------------ -------------
2001
----
Cancellation of accrued officer salaries                    N/A  $    905,886
Common stock issued for mining prospect              10,000,000       300,000
Common stock issued to advisors, consultants
  and employees for services                          5,341,051       344,578
Conversion of accrued interest on debentures          5,000,000       150,000
Common stock issued to settle dispute                 1,000,000        70,000
Common stock issued in lieu of accrued interest         600,000        44,700
                                                     ----------- -------------
                                                     21,941,051  $  1,815,164
                                                     =========== =============

2000
-----
Conversion of notes payable for stock                13,833,333  $    415,000
Common stock issued to advisors, consultants
 and employees for services                          11,519,839       360,709
Deferred stock grants to employees                    1,920,000       153,600
Common stock issued in lieu of interest                 625,000        18,750
                                                    ------------ -------------
                                                     27,898,172  $    948,059
                                                    ============ =============

Earnings (Loss) Per Share
-------------------------
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. The basic and diluted earnings per share are the same since the Company had a net loss for 2001 and 2000 and the inclusion of stock options would be antidilutive.

Concentrations
--------------
Concentrations include: reliance on two areas containing the Company's mining prospects in an isolated region of a foreign country; limited financial capacity of related parties and/or others to continue funding operations; and, reliance on the future stability, capacity and cooperation of UCL. UCL controls locally available prospect site labor, services, supplies and infrastructure support. If the Company is successful in commencing sustained commercial levels of production in Bolivia, it will need significant quantities of mining equipment and supplies that are presently in short supply or unavailable. Also, high import tariffs may make equipment either very expensive or of restricted availability; and transportation of heavy equipment in the region poses practical difficulties and is weather dependent. As of December 31, 2001, the carrying amount of net assets (assets less liabilities) located in Bolivia was approximately $1,009,900, an increase of $418,100 during the year.

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Fair Value of Financial Instruments
------------------------------------
Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Effect of New Accounting Pronouncements
---------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS no. 144 on January 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

Note C - Loans and Notes Payable

  Bank note payable at its prime interest rate
  (9.5% at December 31, 2001). Interest due monthly until November 30, 2002 when principal and unpaid interest are due. Secured by substantially all assets of the Company, pledge

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


  of certain assets of relatives of a former
  officer, and 13.5 million shares of Company
  stock of the former officer.                                 $   1,000,000

  Convertible debentures payable, interest at 10%
  due annually, principal and interest due dates
  extended by two years on each of the debentures,
  the first coming due in January 2004: a total of
  $975,000 in 2004 and $1,090,000 in 2005.  These
  debentures all have the same terms and are
  convertible at the greater of $.03 per share or
  50% of the average of the closing bid price of
  common stock for three days prior to conversion.                 2,065,000

  Other, unsecured                                                    60,437

  Borrowings from Related Parties:
  -------------------------------

  10.5% notes payable issued in 1996 to a relative
  of a former officer, unsecured, due on demand,
  personally guaranteed by the former officer
  and her husband.  Classified as current due
  to the related party aspect of the notes.                          450,000

  12% notes payable issued from November 1996
  through December 1998 from relatives of an
  officer, unsecured, extended due date January
  1, 2003. Classified as current due to the
  related party aspect of the notes.                                 629,062

  Advances from a former officer of a subsidiary,
  unsecured, due on demand.  (See Note G -
  Litigation in Bolivia).                                            158,577

  8% loans from former officer, unsecured, due on demand.             41,204
                                                                -------------

  Total                                                            4,404,280

  Current maturities                                              (2,339,280)
                                                                -------------

  Non-current maturities                                        $  2,065,000
                                                                =============

Future maturities of loans and notes payable are as follows:



                                           Year ending December 31,
                                             2002           $ 2,339,280
                                             2003                     -
                                             2004               975,000
                                             2005             1,090,000
                                                            ------------
                                            Total           $ 4,404,280
                                                            ============




Note D - Income Taxes

The Company has not recorded an income tax provision for 2001 or 2000 due to the Company's inability to carryback losses.

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

The following is a reconciliation of the provision for income taxed to income before income taxes computed at the federal statutory rate of 34%:


                                                        2001           2000
                                                     ----------     ----------
  Income taxes at the federal statutory rate         $(745,172)     $(617,794)
  State income taxes, net of federal benefits           65,750        (37,360)
  Non-U.S. taxes                                       111,583              -
  Nondeductible expenses                                 1,273        300,232
  Valuation allowance                                  566,566        354,922
                                                     ----------     ----------

                                                     $       -      $       -
                                                     ==========     ==========


Deferred tax liabilities and deferred tax assets reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $6.9 million at December 31, 2001, which begin to expire in 2006. These NOL's are subject to annual utilization limitations due to prior ownership charges.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $566,600 of the loss carryforward has been offset by a valuation allowance of the same amount, an increase of $211,600 in 2001.

Note E - Stockholders' Equity

Common Stock Issued
-------------------
In 2000, the Company issued 16,794,258 shares of common stock for $513,600
($.03 to $.05 per share).   In 2001, the Company issued 11,424,662 shares of
common stock for $363,534 ($.03 to $.05 per share).

On June 28, 2001, the Company acquired from three individuals mining concession interests on 148,200 acres north of Santa Cruz, Bolivia for 10 million shares of common stock valued at $300,000 ($.03 per share). (The size of these concessions was subsequently reduced by the Superintendent of

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Mines for the State of Santa Cruz to 125,000 acres due to conflicts with neighboring concessions. However, the Company's management does not believe that the value of these properties was impaired by the relatively small reduction in size.)

During 2000 and 2001, 11,519,839 and 5,341,051 shares of common stock were issued to consultants for services with an estimated value of $360,709 and $344,578. Also during 2000 and 2001, 625,000 and 600,000 shares were issued to creditors in lieu of interest at an estimated value of $18,750 and $44,700, respectively.

On January 6, 2000, $390,000 of a note payable to a Bolivian consulting engineering firm was converted to 13,000,000 shares of common stock ($.03 per share). On March 4, 2000, a $25,000 note payable to an individual was converted to 833,333 shares of common stock ($.0268 per share).

Stock Compensation Plan
-----------------------
On June 1, 2000, the Company's Board of Directors adopted the "Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan," (the "Plan") which provides for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock. The plan reserves the right to issue up to 20 million shares at the discretion of the Board of Directors.

Under the Plan, in 2000, the Company issued for services rendered, 2,838,527 shares to attorneys for legal fees and 672,500 shares for services to certain employees of its Bolivian subsidiary.

In addition, on November 3, 2000, the Board of Directors granted a retention bonus to certain employees of its Bolivian subsidiary, consisting of a total of 1,020,000 shares, 340,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period ($26,472 in 2001 and $8,711 in 2000).

Officer Retention Bonus
-----------------------
On November 3, 2000, the Board of Directors granted a retention bonus to an officer of its Bolivian subsidiary, consisting of a total of 900,000 shares, 300,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period ($22,284 in 2001 and $7,333 in 2000).

Employee Stock Options
----------------------
On October 20, 1998, the Company granted options, covering 25 million shares of common stock, to two officers at an exercise price of $.16 per share until November 1, 2001; 15 million of the options vested immediately and 10 million vested November 1, 1999. These options expired unexercised on November 1, 2001 (however, see, Subsequent Events relative to the grant of new options to the two individuals).

Note F - Related Party Transactions

From 1994 through 1999, a former officer and current major stockholder advanced funds to the Company on an unsecured basis at 8%. During 2000, $16,784 was repaid, leaving a balance of $41,204 plus accrued interest of $10,035 at December 31, 2001. Due its related party nature, the loan is included in current liabilities. Also, during 2001, the former officer voluntarily canceled all previously accrued salary totaling $462,114.

During 1996, notes payable totaling $450,000 at an interest rate of 10.5%, were issued to a relative of the former officer discussed above. The notes are unsecured but personally guaranteed by the former officer and her husband. As of December 31, 2001 the $450,000 of loan principal and accrued interest of $309,056 was outstanding. Due to their related party nature, the notes are included in current liabilities.

From 1995 through 1999, relatives of the former officer advanced funds to the Company on an unsecured basis at 12%. As of December 31, 2001, $629,062 of loan principal plus accrued interest of $235,363 was outstanding. Due to its related party nature the notes are included in current liabilities.

From 1997 through December 31, 2001 the Company made cumulative unsecured net advances to its president totaling $523,781, an increase of $261,827 during
2001; in 2000, $233,107 was advanced the president.    However, as of December
31, 2001, the Company also owes the president $546,240 of unpaid salary subsequent to a 2001 voluntary cancellation of accrued salary totaling $443,772.

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

During 1999, the Company contracted the services of a consulting metallurgical firm, an employee of which has now become an officer and director of the Company, to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on its Cangalli prospect. On March 16, 2000, the Company satisfied this indebtedness in its entirety by issuing the consulting firm 2,005,800 restricted shares of common stock ($.03 per share). In 2000, the Company advanced the firm $66,885. As of December 31, 2001, $61,954 of the advances remains outstanding. During 2001, the consulting firm was paid $69,518 for engineering services.

Another relative of a former officer loaned the Company $6,000 in 2000. This loan was repaid by the Company in 2001.

Prior to 2000, a former officer of GEBM advanced the Company a total of $158,577 (for a combination of equipment rentals and cash; see Note G - Litigation in Bolivia).

Note G - Commitments and Contingencies

Contingencies Resulting from Litigation
---------------------------------------

Litigation in Bolivia
---------------------
In 1999, the former president of GEBM, his wife, and his wife's cousin, who had served as legal counsel to GEBM, filed actions in the District Court of La Paz to recover principal and interest on operating advances he had made to the subsidiary, fees for the rental of equipment, back wages and benefits.
The advances claimed have been recorded as liabilities in the accompanying balance sheet, but the Company is defending the action. In addition, these individuals were charged by the District Attorney for the State of La Paz with falsifying documents, fraud and criminal conspiracy (racketeering).
Litigation is subject to many uncertainties and the Company is unable to predict the outcome of this matter.

Former Officer and Other Employees
----------------------------------
In 1998, a former officer commenced a lawsuit against the Company seeking compensation pursuant to an employment agreement. In response, the Company
filed a counter-claim for breach of contract and fiduciary duty.   In March
2002, the parties agreed in principal to a confidential compromise and settlement of the dispute in consideration of issuance of 1 million shares of common stock to the plaintiff. The agreement is subject to review and approval by the District Court for Arapahoe County, Colorado. The Company has recorded the pending issuance of the stock at $70,000 ($.07 per share) based on market quotes on the date of the settlement.

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

Office Leases
-------------
October 7, 1999, the Company entered into a one-year lease of an office in Draper, Utah for $1,000 per month. Rent paid for the office during 2001 and 2000 was approximately $12,000 and $14,000. The Company is also responsible for the cost of utilities, insurance, taxes, and common area expenses. The Company's president has personally guaranteed payment of the lease. As of the date of the filing of this report, the Company has not sought to renew the lease and has instead chosen to continue on a lease term allowing for a month-by-month basis.

July 1, 1997, the Company entered into a five-year office lease in La Paz, Bolivia at $1,666 per month. Rental expense paid for the office was
approximately $29,000 and $20,000 in 2001 and 2000.    Future minimum lease
payments for this lease are as follows:

                        Year ended December 31,
                               2002                    $   9,996
                                                       ==========

Note H - Events Subsequent to December 31, 2001 (Unaudited)

Sale of Common Stock
---------------------
On February 8, 2002, the Company received $300,000 from an investor for 10 million shares of common stock ($.03 per share). In addition, from January 1, 2002 through February 8, 2002, the Company issued 761,767 shares of common stock to four other private investors for cash totaling $22,853 ($.03 per share).

Issuance of Convertible Debentures
----------------------------------
In January and February 2002, the Company issued convertible debentures to a current shareholder totaling $1,205,000. The terms of the debentures are: a two year term; interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of common stock of the Company; at a conversion rate of the greater of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

Grant of Options to President and Former Executive Officer
----------------------------------------------------------
On March 20, 2002 the Company's Board of Directors granted options to the Company's President to purchase 25,000,000 common shares of the Company's stock at $0.075 per share, for a one-year period. In addition, on the same date the Board granted options to a former officer to purchase 20,000,000 common shares of the Company's stock also at $0.075 per share, for a one-year period. The Board arrived at the exercise price based on the average closing price of the Company's stock on the previous 30 trading days. A 30-day period was chosen by the Board due to the volatility in the Company's price per share and the need for a broader survey to reasonably reflect the fair market value of the shares.