Form 10QSB
period 2002-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2002-05-20
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                          March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.



                  Commission file number 0-23726

                 GOLDEN EAGLE INTERNATIONAL, INC.
     -------------------------------------------------------
     (Exact name of Golden Eagle as specified in its charter)


           Colorado                                      84-1116515
   ------------------------                  --------------------------------
   (State of incorporation)                  (IRS Employer Identification No.)


12401 South 450 East, Building D2, Suite A, Salt Lake City, UT      84020
--------------------------------------------------------------    ----------
(Address of principal executive offices)                          (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320
                                                      ----------------


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

At March 31, 2002, there were 217,967,925 shares of common stock outstanding.

Transitional Small Business Disclosure Format:   [   ]  Yes        [ X]  No

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements

     The unaudited Financial Statements for the Quarter Year ended March 31,2002 are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources
     -------------------------------

     At March 31, 2002 and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the first quarter of 2002, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at March 31, 2002 Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, as well as its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of March 31, 2002 of ($3,134,827), a substantial change from the first quarter 2001 deficit number of (4,711,143) due to the rescheduling of some of the our current debt resulting from convertible debentures to long-term debt. Our ongoing working capital deficit for the first quarter was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit comes due on November 30, 2002, however, we anticipate, but cannot guarantee, that this note will be extended for another year. In the meantime, our sole obligation currently on this note is to continue paying the monthly interest. The guarantors of this note, who were also note holders on some of Golden Eagle's other debt, requested the grant of some additional shares as consideration for their ongoing guarantees on the Texas bank loan and in exchange for extending the due dates of their notes so that we remained current in all of our obligations with them. After negotiations on the subject during the first quarter of 2002, we agreed to issue to these guarantors and note holders four million shares of our restricted common stock. As a result of paying this compensation to these trusts and individuals, they continued to guarantee our Texas bank loan and extensions were granted on the due dates on our notes with these trust and individuals through April of 2003.


     As stated in our Form 10-KSB for 2001 filed on April 15, 2002, our president and a former Golden Eagle executive waived significant portions of their accrued back salaries on December 31, 2001. In fact, our former executive waived all of her back salary of $462,114, and our president waived $443,772 of his accrued salary. Combined, these salary accrual reductions reduced our working capital deficit by $905,886.

     Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring the use of Golden Eagle's stock to raise working capital has continued throughout the first quarter of 2002 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During the first quarter of 2002, Golden Eagle raised approximately $327,903 from the sale of 10,930,100 shares of its common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. Additionally, in the first quarter of 2002, we raised approximately $905,000 from the sale of convertible debt sold to one accredited investor. We have used these funds to finance our operating losses and working capital deficit generated to date in 2002 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements.

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

     As another place for negotiating leverage, Golden Eagle has been studying the possibility of increasing its existing gold production from the Cangalli project based on the mining and metallurgical study of the project by its Vice President of Development. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 11,000 ton-per-day operation on the Cueva Playa Section of the property at a capital cost of approximately
$6,000,000.   As a step toward the construction of this 11,000 ton-per-day operation, we announced in the first quarter of 2002 that we had raised $1.3 million in capital for the construction of a first-phase 1,000 ton-per-day plant and the build-out of the interior mine infrastructure at our Cueva Playa operation three kilometers northeast of the Cangalli township. As is apparent from the financial statements attached hereto, Golden Eagle does not have the additional amount of capital available to complete the construction of the 11,000 ton-per-day plant, and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in our project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in our project or our Bolivian subsidiary. However, we will go forward with the construction and operation of our first-phase plant in the belief that we will be able to grow into our projected larger plant and operation.

     Regarding our properties acquired in 2001 in the Bolivian Pre-Cambrian Shield, our exploration to date by our geologists has confirmed that these properties appear to be valuable for near surface gold mineralization and deeper mineralized volcanogenic massive sulphide ("VMS") deposits potentially containing commercial grades of gold, copper and silver. Golden Eagle's management believes that our gold deposit in the Tipuani Gold Mining District is so unique that it has taken us five years to explore and understand it better. Subject to the availability of appropriate financing, we are now ready to verify our understanding by commencing the capital improvements and the other work necessary to put that deposit into production.

However, the geological setting of these new Golden Eagle properties in the Bolivian Pre-Cambrian is geologically well understood and easily accepted by the established mining community, and that fact may make us more attractive to potential joint-venture partners, as well as potential financing sources.

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

     To date, Golden Eagle, through its former operating subsidiary Golden Eagle Bolivia Mining, S.A. ("GEBM"), has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During all of 2001 and through the first quarter of 2002, Golden Eagle's operations in Bolivia did not produce gold for sale. All revenues generated to date from gold sales have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been established to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

     Golden Eagle has no significant capital commitments regarding operations other than to continue to rehabilitate, maintain and explore the Cangalli shaft, and continue its evaluation and exploration of its Cangalli and Tipuani Valley properties in Bolivia (a commitment estimated to be from $300,000, minimum, to more that $600,000, as a maximum, during the remaining three quarters of the current fiscal year); and to complete its purchase obligations for any UCL shares which accept Golden Eagle's offer (a commitment we estimate to be $300,000 during the remaining quarters of the current fiscal year). Golden Eagle's stated objective is achieving commercial production if its properties are capable of producing gold commercially. Golden Eagle is contractually committed to the UCL to invest $3 million in the development and exploration of the initial 5,000 acres in the Cangalli area over the 25-year life of the initial contract period, which requirement has already been met in Golden Eagle's estimation. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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

     Forward-Looking Statements and Risks
     ------------------------------------

     As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," "projects", "believes" and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral exploration operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Risks and other significant information are available on Golden Eagle by visiting our web site located at www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle's operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

     Results of Operations
     ---------------------

     Golden Eagle's operations in the first quarter of 2002 resulted in significant continuing losses and negative cash flow. During the first quarter of 2002, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the first quarter of 2002 ending March 31, 2002 compared with the same period in 2001.

     Golden Eagle incurred operating expenses totaling $2,395,544 in the first quarter of 2002 as compared to $404,356 in the same period in 2001, a significant increase of 492%. This apparent large increase is explained almost entirely by the granting of options on March 20, 2002 to our president and a former Golden Eagle executive officer. (See also, Note D to our Financial Statements attached to this Quarterly Report at p. F-6.) As indicated, on March 20, 2002 our Board of Directors granted options to our president to purchase 25,000,000 common shares of our stock at $0.075 per share for a one-year period. In addition, on the same date the Board granted options to a former executive officer to purchase 20,000,000 common shares of our stock also at $0.075 per share for a one-year period. These options were granted to our president based on his willingness to forego his contractual salary over the course of 5 years; his waiver of a significant portion of his accrued salary; his willingness to make personal loans to meet Golden Eagle's operating needs in the past; and his successful efforts to maintain explorations and operations during a period of a falling international market for gold. Options were granted to our former executive officer based on her efforts as an executive officer in the past; her willingness to forego contractual salary over the course of 4 years; her waiver of all of her accrued salary; her willingness to make personal loans to meet Golden Eagle's operating needs in the past, and extend the due dates on those personal loans to date; her ongoing guarantee of our loan with a Texas bank and with certain trusts and individuals; her ongoing efforts to mediate and intercede on our behalf, and in our best interest, with those trusts and individuals. The Board arrived at the exercise price for these options based on the average closing price of our stock on the previous 30 trading days. A 30-day period was chosen by the Board due to the volatility in our price per share and the need for a broader survey to reasonably reflect the fair market value of the shares. In connection with the foregoing grant of options, a one-time, non-cash expense was recorded during the three months ended March 31, 2002 of $2,098,000. Of that amount, $400,000 was recorded for the option grant to our president for the excess of the closing quoted market price of our common stock on March 20, 2002 and the exercise price of the options, in accordance with APB No. 25, an accounting pronouncement bearing on accounting for option grants to officers and directors. However, the options granted to our former executive officer, as a non-employee, results in different treatment: a one-time, non-cash expense recorded during the same three-month period of the first quarter of 2002 of $1,698,000, computed using the Black-Scholes valuation pricing model in accordance with FAS No. 123. If the combination of these non-cash expenses resulting from the granting of these options were deducted from the total for the first quarter of 2002, the result would be a cash operating expense of $297,544, or an actual cash decrease of $106,812 over the same period in 2001. As a result of having no revenues from operations, and these one-time non-cash recorded expenses, Golden Eagle incurred operating losses of ($2,395,544) in the first quarter of 2002, compared to ($404,356) during the same period in 2001, again due to the one-time, non-cash option expense, an increase of 492%.

     As of March 31, 2002 Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $819,252, a significant decrease over what that number would have been, $1,710,837, if not for the waiver of accrued salary by our president and a former executive officer on December 31, 2001. Golden Eagle has not paid any current or past due salary to its president during the first quarter of 2002. The president's salary will be paid beginning in the second quarter of 2002, and throughout the balance of the year, at the rate of $200,000 per year. As set forth above, we have paid salaries to our other United States and Bolivian employees currently.

     Golden Eagle's costs and operating expenses for first quarter of 2002 increased as to general and administrative expenses, totaling $2,360,140 compared to $311,423 during the same period in 2001, which is a substantial increase of 657%. As discussed above in detail (and, see Note D to our Financial Statements), this increase is due almost entirely to a one-time, non-cash option expense. The actual cash expended in the category of general and administrative expenses in the first quarter of 2002 would have been $262,140, or a decrease of $49,283 over the same period in 2001.

     First quarter 2002 exploration expenses remained almost the same: $17,446 in 2002 compared to $16,519 in 2001.

     As of March 31, 2002 Golden Eagle's Balance Sheet showed total assets of $2,747,433. These assets included:

  o  Current assets of $842,993, including cash and pre-paid expenses.

  o Property and equipment, including capital acquisition costs of the mining prospects of $1,134,837); a $550,902 acquisition cost of the mining project; $840,047 for mining equipment, and $86,302 for office equipment, for a total of property and equipment of $1,477,251 less accumulated depreciation of $(342,414), resulting in a net figure of $1,134,837.

  o  Advanced salaries, royalties and deposits of $769,603.


Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2001, included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

     Golden Eagle incurred a higher interest expense in the first quarter of 2002 of ($213,229), as compared to first quarter 2001 interest of ($72,154). Interest costs will continue, and may rise significantly, during the balance of 2002 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the first quarter of 2002 of ($2,607,333), or $(.012) per share, compared to its net loss during the same period in 2001 of ($479,520), or $(.003) per share. (Please refer, however, to the discussion above regarding the one-time, non-cash option expense that we recorded during the first quarter of 2002, as well as seeing Note D to our Financial Statements attached to this Report.) Golden Eagle anticipates that the trend of net losses will continue through the balance of 2002. Those losses will continue as it invests further in production efforts on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1999, 2000, or 2001 and was not impacted during the first quarter of 2002. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


                   PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.  Changes in Securities

     During the quarter ending March 31, 2002 Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 11,855,970 restricted common shares for cash, services and interest to unaffiliated, accredited investors at between $.03 and $.045 per share, total raised $382,542. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration and evaluation activities in Bolivia, and to meet the company's goals under its agreement with the UCL. There was no underwriter involved in these transactions.

     We entered into three Convertible Debenture Agreements with an accredited investor and current shareholder during the first quarter of 2002 in the amount of $905,000. The terms of these Convertible Debentures, and all convertible debentures entered into with this investor, are: a two-year term (previous one-year term notes having been extended to two-year terms,); interest accruing at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder (except that the investor has agreed that in the case of every debenture, conversion to our common stock could not take place prior to December 31, 2002), to shares of restricted common stock of the Company; a conversion rate of $.03 per share or one-half of the average closing price during the last three days prior to conversion, whichever is less.

Item 3.  Defaults upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders


         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K:

     The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

     a.  Exhibits:   None
     b.  Reports on Form 8-K:

     The following report on Form 8-K was filed during the quarter ended March 31, 2002:

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

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                  (Golden Eagle)


May 17, 2002                      by: /s/ Terry C. Turner
                                     ---------------------------------
                                      Terry C. Turner, President


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                  (Golden Eagle)


May 17, 2002                      by:/s/ Terry C. Turner
                                     ---------------------------------
                                     Terry C. Turner,
                                     Director and Principal Executive Officer



May 17, 2002                      by: /s/ Jennifer T. Evans
                                     -----------------------------------
                                     Jennifer T. Evans
                                     Corporate Secretary/Treasurer and
                                     Principal Financial Officer

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial  Statements
Table of Contents
==============================================================================

                                                                        PAGE

Consolidated Balance Sheet                                               F-1

Consolidated Statement of Operations                                     F-2

Consolidated Statement of Cash Flows                                     F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)      F-4

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
==============================================================================

                                                      March 31,  December 31,
                                                        2002        2001
                                                   ------------- -------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                             $    768,493  $     27,925
  Prepaid expense and other costs                        74,500        60,935
                                                   ------------- -------------
    Total current assets                                842,993        88,860
                                                   ------------- -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                      840,047       804,769
  Acquisition cost of mining prospect                   550,902       455,227
  Office equipment                                       86,302        83,550
                                                   ------------- -------------
                                                      1,477,251     1,343,546
  Less accumulated depreciation                        (342,414)     (324,455)
                                                   ------------- -------------
                                                      1,134,837     1,019,091
                                                   ------------- -------------
OTHER ASSETS
  Advances to officers                                  661,983       585,735
  Advance royalties                                     100,000       100,000
  Deposits                                                7,620         7,620
                                                   ------------- -------------
                                                        769,603       693,355
                                                   ------------- -------------
                                                   $  2,747,433  $  1,801,306
                                                   ============= =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                       $  1,280,696  $  1,278,843
  Bank loan payable                                   1,000,000     1,000,000
  Other notes payable                                    58,584        60,437
  Debenture payable                                           -             -
  Accounts payable                                      108,561       199,028
  Accrued compensation and taxes                        819,252       754,951
  Accrued interest payable                              710,727       604,249
                                                   ------------- -------------
    Total current liabilities                         3,977,820     3,897,508
                                                   ------------- -------------

DEBENTURES PAYABLE                                    2,165,417     2,065,000
                                                   ------------- -------------
    Total Liabilities                                 6,143,237     5,962,508
                                                   ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   Shares authorized 10,000,000; none issued                  -             -
  Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 217,967,925 and 206,111,955 shares        21,797        20,611
  Additional paid-in capital                         16,236,482    12,877,126
  Deferred compensation                                 (76,611)      (88,800)
  Deficit accumulated during the development stage  (19,577,472)  (16,970,139)
                                                   ------------- -------------
    Total stockholders' (deficit)                    (3,395,804)   (4,161,202)
                                                   ------------- -------------
                                                   $  2,747,433  $  1,801,306
                                                   ============= =============



                               F-1

See accompanying notes.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
==============================================================================

                                                                July 21, 1988
                                         Three Months Ended     Inception)
                                              March 31,         To March 31,
                                         2002           2001    2002
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $    161,077

COSTS AND OPERATING EXPENSES
  General and administration           2,360,140       311,423    12,697,059
  Exploration                             17,446        76,414     1,401,854
  Depreciation                            17,958        16,519       391,501
                                    ------------- ------------- -------------
    Total costs and
     operating  expenses               2,395,544       404,356    14,490,414
                                    ------------- ------------- -------------

OPERATING (LOSS)                      (2,395,544)     (404,356)  (14,329,337)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense                      (213,229)      (72,154)   (1,946,130)
  Interest income                              -             -        15,483
  Loan financing costs, net                    -             -    (2,475,000)
  Write-down of mining prospect                -             -      (873,462)
  Gain on marketable securities                -             -       124,336
  Commissions                                  -             -         6,708
  Write off advances to Mineral
    Mountain Mining Co.                        -             -       (78,000)
  Write off loan to investment
    advisor                                    -             -       (15,000)
  Loss on sale of equipment                    -       (12,996)      (17,314)
  Other income                             1,440         9,986        51,221
  Other expenses                               -             -       (35,677)
                                    ------------- ------------- -------------

    Total other income (expense)        (211,789)      (75,164)   (5,242,835)
                                    ------------- ------------- -------------

NET INCOME (LOSS)                   $ (2,607,333) $   (479,520) $(19,572,172)
                                    ============= ============= =============

BASIC EARNINGS (LOSS) PER SHARE     $     (0.012) $     (0.003) $     (0.379)
                                    ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING  212,531,967   176,169,703    51,690,694
                                    ============= ============= =============

See accompanying notes.


------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
==========================================================================================

                                                                             July 21, 1988
                                                    Three Months Ended       (Inception)
                                                          March 31,          To March 31,
                                                     2002           2001     2002
                                                 ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $ (2,607,333) $   (479,520) $(19,572,172)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Stock issued for services                          41,139       107,625     3,730,345
    Options issued for services                     2,098,000             -     2,098,000
    Stock issued to settle dispute                          -             -        70,000
    Depreciation expense                               17,958        16,519       391,501
    Amortization of discount on debentures             75,417             -        75,417
    Stock issued for accrued interest                  13,500        25,200       241,834
    Amortization of deferred compensation              12,189        12,189        76,989
    Loss on retirement of vehicles, equipment
      and other                                             -        12,996        19,489
    Stock issued for loan pledges and renewals              -             -     2,500,000
    Write-down of mining prospect                           -             -       873,462
    Write off advances to Mineral Mountain
      Mining Co.                                            -             -        78,000
    Fair value of officer salary expensed                   -             -        20,000
    Write off loan to investment advisor                    -             -        15,000
    Loss (gain) from investments                            -             -      (114,670)
 Changes in operating assets and liabilities:
    Prepaid expense and other costs                   (13,565)       (1,467)      (74,500)
    Payables and accrued liabilities                   80,312        58,780     2,694,426
                                                 ------------- ------------- -------------
Net cash flows (used for) operating activities       (282,383)     (247,678)   (6,876,879)
                                                 ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                (133,705)       (1,119)   (1,827,363)
 Advance royalties                                          -        (1,954)     (100,000)
 Deposits                                                   -             -        (9,120)
 Proceeds from investments sales                            -             -       184,380
 Advances to Mineral Mountain Mining Co.                    -             -       (78,000)
 Loan to investment advisor                                 -             -       (15,000)
 Purchase of investment securities                          -             -       (59,478)
 Purchase of subsidiary (net of cash acquired)              -             -        (2,700)
                                                 ------------- ------------- -------------
Net cash flows from (used for) investing activities  (133,705)       (3,073)   (1,907,281)
                                                 ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from convertible debentures                 905,000        60,000     3,383,500
 Loans from (repayments to) related parties             1,854             -     1,915,763
 Repayment on loans from related parties
   and advances to officers                           (76,248)      (68,595)   (1,216,462)
 Proceeds from other notes payable                          -             -       678,074
 Repayments of other notes payable                     (1,853)         (291)     (141,353)
 Proceeds from bank loan                                    -             -     1,000,000
 Common stock issued                                  327,903       239,330     3,996,195
 Stock issuance costs                                       -             -       (63,064)
                                                 ------------- ------------- -------------
Net cash flows from financing activities            1,156,656       230,444     9,552,653
                                                 ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                       740,568       (20,307)      768,493

CASH - BEGINNING OF PERIOD                             27,925        64,934             -
                                                 ------------- ------------- -------------
CASH - END OF PERIOD                             $    768,493  $     44,627  $    768,493
                                                 ============= ============= =============





                                 F-3

See accompanying notes.



---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued June 1, 1989 for cash
   ($.00006 per share)                   1,666,665        167           (67)            -            -           100
 Issued in 1990 for cash
   ($.003 to $.03 per share)               666,665         67        10,033             -            -        10,100
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -        59,280
 November 1, 1993, acquisition
   of subsidiary                                 -          -         2,600             -       (5,300)       (2,700)
 Fair value of officer salary                    -          -        20,000             -            -        20,000
 November 7, 1994, convert debt to
   equity ($.003 per share)              2,640,830        264         7,659             -            -         7,923
 Issued in 1994 for note receivable
   from affiliate ($.00125 per share)   20,000,000      2,000        23,000             -            -        25,000
 Issued in 1994 for legal services
   ($.00125 per share)                     375,000         37           432             -            -           469
 Issued for cash in 1995 ($.01 to
   $.282) less $41,644 issuance costs   10,469,750      1,047       244,002             -            -       245,049
 Issued for services in 1995
   ($.07 per share)                      2,337,333        234       171,749             -            -       171,983
 Convert notes payable in 1995
   ($.15625 per share)                     800,000         80       124,920             -            -       125,000
 Issued or cash in 1996
   ($.05 to $.25 per share)              2,250,650        222       401,808             -            -       402,030
 Issued for services in 1996
   ($.07 to $.30 per share)              5,448,985        545     1,230,297             -            -     1,230,842
 Issued for cash in 1997
   ($.10 per share)                     10,126,350      1,013     1,011,622             -            -     1,012,635
 Issued in 1997 to related parties for
   loan guarantees ($.10 per share)     25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued in 1997 for services
   ($.03 to $.17 per share)              9,276,398        928       815,072             -            -       816,000
 Issued in 1997 for equipment
   ($.10 per share)                      2,993,161        299       299,017             -            -       299,316
 Issued in 1997 for conversion of
   debt ($.09 and $.26 per share)          689,060         69       104,347             -            -       104,416
 Issued in 1997 for vehicle
   ($.10 per share)                        350,000         35        34,965             -            -        35,000
 Issued in 1998 for cash
   ($.10 per share)                      1,200,000        120       119,880             -            -       120,000
 Issued in 1998 for services
   ($.10 to $.16 per share)              3,704,172        370       462,630             -            -       463,000
 Issued in 1998 for conversion of
   debt ($.03 to $.07 per share)         8,396,268        840       434,122             -            -       434,962
 Issued in 1998 for interest
   ($.13 per share)                        558,333         56        72,444             -            -        72,500
 Issued in 1999 for cash ($.02 to
   $.10  per share)                     14,070,000      1,407       767,593             -            -       769,000
 Issued in 1999 for services
   ($.04 to $.10 per share)              4,385,927        438       298,562             -            -       299,000
 Issued in 1999 for interest
  ($.03 to $.10 per share)                 380,000         38        23,612             -            -        23,650
 Issued in 2000 for cash ($.03 to
   $.05 per share)                      16,794,258      1,679       511,921             -            -       513,600
 Convert notes payable in 2000
   ($.03 per share)                     13,833,333      1,384       413,616             -            -       415,000
 Issued in 2000 for services
   ($.03 to $.06) per share)            11,519,839      1,152       359,557             -            -       360,709
 Issued in 2000 for interest
   ($.03 per share)                        625,000         63        18,687             -            -        18,750
 Deferred stock grants in 2000 to
   employees ($.08 per share)            1,920,000        192       153,408      (153,600)           -             -
 Issued in 2001 for cash ($.03 to
   $.05 per share)                      11,424,662      1,144       362,390             -            -       363,534
 Issued in 2001 for mining prospect
   ($.03 per share)                     10,000,000      1,000       299,000             -            -       300,000
 Issued in 2001 for services ($.03
    to $.06) per share)                  5,341,051        534       344,044             -            -       344,578
 Convert accrued interest in 2001
   ($.03 per share)                      5,000,000        500       149,500             -            -       150,000
 Cancellation of accrued officer
   salaries in 2001                              -          -       905,886             -            -       905,886
 Issued in 2001 for interest
   ($.03 per share)                        600,000         60        44,640             -            -        44,700
 Settlement of lawsuit in 2001 with
   former officer ($.07 per share)       1,000,000        100        69,900             -            -        70,000
 Amortization                                    -          -             -        64,800            -        64,800
 Other                                         (70)         -         2,625             -            -         2,625
 Net loss for the periods                        -          -             -             -  (16,964,839)  (16,964,839)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2001           206,111,955     20,611    12,877,126       (88,800) (16,970,139)   (4,161,202)
 Issued for cash ($.03 per share)       10,930,100      1,093       326,810             -            -       327,903
 Issued for services ($.05 to
   $.088 per share)                        625,870         63        41,076             -            -        41,139
 Issued for interest ($.045 per share)     300,000         30        13,470             -            -        13,500
 Options issued to president and
   former officer for services                   -          -     2,098,000             -            -     2,098,000
 Intrinsic value of beneficial conver-
   sion feature of debentures issued             -          -       880,000             -            -       880,000
 Amortization                                    -          -             -        12,189            -        12,189
 Net loss for the period                         -          -             -             -   (2,607,333)   (2,607,333)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at March 31, 2002              217,967,925  $  21,797  $ 16,236,482  $    (76,611)$(19,577,472) $ (3,395,804)
                                      ============= ========== ============= ============= ============ =============

                                      F-4

See accompanying notes.


------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Note to Condensed Consolidated Financial Statements
Unaudited
==============================================================================


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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results for the remainder of 2002.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Convertible Debentures

In January and February 2002, the Company issued convertible debentures totaling $905,000. The debentures are due in a two years; interest accrues at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of common stock of the Company; at a conversion rate of the lesser of $.03 per share or one-half of the average closing price during the last three days prior to conversion.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Note to Condensed Consolidated Financial Statements
Unaudited
==============================================================================


The intrinsic value of the beneficial conversion feature (the market price of the stock at the commitment date in excess of the conversion rate) is recorded as additional paid-in capital and a discount on the debentures. The discount is amortized as interest expense over the two-year conversion period. The following table reflects debentures and related discount activity for the quarter ended March 31, 2002:


                                     Debentures    Discount     Net
                                     ------------- ------------ -------------
Balance, December 31, 2001           $  2,065,000  $         -  $  2,065,000
Debentures issued                         905,000     (880,000)       25,000
Amortization                                    -       75,417        75,417
                                     ------------- ------------ -------------
Balance, March 31, 2002              $  2,970,000  $  (804,583) $  2,165,417
                                     ============= ============ =============


Note D - Grant of Options to President and Former Executive Officer

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

In connection with the foregoing grant of options a $2,098,000 non-cash expense was recorded during the three months ended March 31, 2002 as follows: options granted the President, $400,000 for the excess of the closing quoted market price of the Company's common stock on March 20, 2002 and the exercise price of the options, in accordance with APB No. 25; options granted the former officer, $1,698,000, computed using the Black-Scholes valuation pricing model in accordance with FAS No. 123.