Form 10QSB
period 2002-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2002-08-19
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                          June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.



                  Commission file number 0-23726

                 GOLDEN EAGLE INTERNATIONAL, INC.
-----------------------------------------------------------------
     (Exact name of Golden Eagle as specified in its charter)


            Colorado                                84-1116515
      ------------------------           ---------------------------------
      (State of incorporation)           (IRS Employer Identification No.)


12401 South 450 East, Building D2, Suite A, Salt Lake City, UT  84020
----------------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320


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

At June 30, 2002, there were 237,556,623 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  [  ]  Yes        [  X ]  No

PART I  -  FINANCIAL INFORMATION


Item 1.    Financial Statements

     The unaudited Financial Statements for the Quarter Year ended June 30, 2002 are attached hereto. Please refer to pages F-1 through F-5.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 2002 and subsequently, Golden Eagle has had significant working capital shortages. In fact, since its inception through the second quarter of 2002, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created a hardship for Golden Eagle in meeting its obligations to pay its bills currently, although at June 30, 2002 Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, and U.S. operations, as well as its suppliers' billings and other current expenses. As discussed below, Golden Eagle's working capital deficit as of June 30, 2002 of ($3,311,269), a substantial change from the second quarter 2001 deficit number of ($3,134,827) due to the rescheduling of some of the our current debt resulting from convertible debentures to long-term debt. Our ongoing working capital deficit for the second quarter was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit comes due on November 30, 2002, however, we anticipate, but cannot guarantee, that this note will be extended for another year. In the meantime, our sole obligation currently on this note is to continue paying the monthly interest. The guarantors of this note, who were also note holders on some of Golden Eagle's other debt, requested the grant of some additional shares from Golden Eagle as consideration for their ongoing guarantees on the Texas bank loan and in exchange for extending the due dates of their notes so that we remained current in all of our obligations with them. After negotiations on the subject during the first quarter of 2002, we agreed to issue to these guarantors and note holders four million shares of our restricted common stock. As a result of paying this compensation to these trusts and individuals, they continued to guarantee our Texas bank loan and extensions were granted on the due dates on our notes with these trust and individuals through April of 2003.

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

     Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring the use of Golden Eagle's stock to raise working capital has continued throughout the second quarter of 2002 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During the second quarter of 2002, Golden Eagle raised approximately $431,161 from the sale of 13,358,698 shares of its common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We have used these funds to finance our operating losses and working capital deficit generated to date in 2002 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements.

     In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs.

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

     Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Cangalli prospect. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating the Cangalli prospects or in negotiating a relationship with the Company on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition, subsequent to the end of the second quarter of 2002, on July 2, 2002, of a 100% interest in the original Cangalli gold concessions owned by the United Cangalli Gold Mining Cooperative, Ltd. (UCL). This land acquisition consisted of the original 5,125 acres that were the subject of Golden Eagle's exploration and mining contract entered into with the UCL in January of 1996. (See, Current Report on Form 8-K filed on July 18, 2002.) In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials in Bolivia. Also, as indicated above, we have acquired additional mining concessions (69,000 acres) surrounding the original Cangalli concessions (5,125 acres). Golden Eagle believes that these, and other intangible factors, add value to our project in the Tipuani Gold Mining District.

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

     Regarding our properties acquired in 2001 in the Bolivian Pre-Cambrian Shield, our exploration to date by our geologists has confirmed that these properties are highly prospective for near surface gold mineralization and deeper mineralized volcanogenic massive sulphide ("VMS") deposits potentially containing commercial grades of gold, copper and silver. Golden Eagle's management believes that our gold deposit in the Tipuani Gold Mining District is so unique that it has taken us five years to explore and understand it better. We are now ready to verify our understanding by putting that deposit into production. However, the geological setting of these new Golden Eagle properties in the Bolivian Pre-Cambrian is one of the most well understood in the world, and that fact may make us more attractive to potential joint-venture partners, as well as potential financing sources.

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

     To date, Golden Eagle, through its former operating subsidiary Golden Eagle Bolivia Mining, S.A. ("GEBM"), has only been able to achieve limited cash flow from the limited non-commercial mining operations it has conducted. Specifically, to date GEBM has been able to produce and sell approximately 21,000 grams of gold, with post-royalty revenues of $160,201. During the second quarter of 2002, Golden Eagle's operations in Bolivia did not produce gold for sale. All revenues generated to date from gold sales have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties under contract, and those that it owns outright, no reserves have been estimated to date pursuant to Guide 7, SEC Regulations, and there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for a new production plant, which ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

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

     Golden Eagle has no significant capital commitments to the UCL with respect to its exploration and mining contract with the UCL as a result of our acquisition on July 2, 2002 of the original concessions owned by the UCL as discussed above. However, within the acquisition agreement with the UCL we agreed that over the course of the next four years we will pay $175,000 of UCL's currently existing debt on terms and conditions that we have the flexibility to negotiate with each creditor. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

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

     Forward-Looking Statements and Risks
     ------------------------------------

     As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," "projects", "believes" and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral exploration operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Risks and other significant information are available regarding Golden Eagle by visiting our web site located at www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle's operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

     Results of Operations
     ---------------------

     Golden Eagle's operations in the second quarter of 2002 resulted in significant continuing losses and negative cash flow. During the second quarter of 2002, Golden Eagle's subsidiary operations in Bolivia did not produce gold for sale. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates) and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. There can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

     The following sets forth certain information regarding Golden Eagle's results of operations during the second quarter of 2002 ending June 30, 2002 compared with the same period in 2001.

     Golden Eagle incurred operating expenses totaling $771,566 in the second quarter of 2002 as compared to $413,195 in the same period in 2001, a significant increase of 87%. This increase is explained almost entirely due to continuing exploration.

     As of June 30, 2002 Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $757,613. Golden Eagle has not paid any current or past due salary to its president during the second quarter of 2002. The president's salary will be paid beginning in the third quarter of 2002, and throughout the balance of the year, at the rate of $200,000 per year. As set forth above, we have paid all other salaries to our other United States and Bolivian employees currently.

     Golden Eagle's general and administrative expenses for second quarter of 2002 increased to $525,287 compared to $354,755 during the same period in 2001, which is an increase of 48%.

     Second quarter 2002 exploration expenses increased substantially:
$129,634 in 2002 compared to $20,948 in 2001. This increase was due entirely to work associated with exploration expenses attributable to production plant design and mine preparation.

     As of June 30, 2002 Golden Eagle's Balance Sheet showed total assets of $2,517,516. These assets included:

     o     Current assets of $675,000, including cash and pre-paid expenses.

     o Property and equipment of $562,826; a $565,198 acquisition cost of the mining project; and $82,077 for office equipment, for a total of property and equipment of $1,210,101, less accumulated depreciation of $(111,872), resulting in a net figure of $1,098,229.

     o     Advanced salaries, royalties and deposits of $744,287.

Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2001, included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

     Golden Eagle incurred a significantly higher interest expense in the second quarter of 2002 of ($1,442,629), as compared to second quarter 2001 interest of ($93,957). This increase in interest expense is due, in large part, from benefits resulting to convertible debenture holders, accredited investors who are current shareholders, who entered into convertible debenture agreements with Golden Eagle beginning in 2000. The accumulation of the first and second quarter 2002 intrinsic value of the beneficial conversion feature (the market price of the stock at the commitment date in excess of the conversion rate) has been recorded as additional paid-in capital and as non-cash interest expenses using the interest method to allocate the conversion benefit to the affected quarters. The amount recorded as interest expense accordingly was $408,245 and 942,578 for the three and six months ended June 30, 2002. (See, Note C at F-6, Notes to the Financial Statements that are attached to this Report.) Interest costs will continue during the balance of 2002 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

     Golden Eagle had a net loss for the second quarter of 2002 of ($2,213,677), or ($.010) per share, compared to its net loss during the same period in 2001 of ($505,562), or $(.003) per share. (Please refer, however, to the discussion above regarding the accumulated interest expense that we recorded during the second quarter of 2002, as well as seeing Note C to our Financial Statements attached to this Report.) Golden Eagle anticipates that the trend of net losses will continue through the balance of 2002. Those losses will continue as it invests further in production efforts on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating significant revenues from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

     Impact of Inflation and Changing Prices
     ---------------------------------------

     Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1999, 2000, or 2001 and was not impacted during the second quarter of 2002. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.


                   PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.     Changes in Securities

            During the quarter ending June 30, 2002 Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 13,358,698 restricted common shares for cash to unaffiliated, accredited investors at between $.03 and $.05 per share, to raise $431,161. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections

4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia, and to meet the company's goals under its agreement with the UCL. (Subsequent to the end of the second quarter, on July 2, 2002, any obligations pursuant to the agreement with the UCL ended due to the acquisition of the UCL's property by Golden Eagle. See, discussion at p. 3, para. 3 above; and Note E at F-6 in the Notes to the Financial Statements attached to this Report.) There was no underwriter involved in these transactions.

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

                                GOLDEN EAGLE INTERNATIONAL, INC.
                                (Golden Eagle)


August  16, 2002                by:     /s/ Terry C. Turner
                                     -------------------------------
                                       Terry C. Turner, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                GOLDEN EAGLE INTERNATIONAL, INC.
                               (Golden Eagle)


August 16, 2002                 by:     /s/ Terry C. Turner
                                Terry C. Turner,
                                Director and Principal Executive Officer



August 16, 2002                 by:     /s/ Jennifer T. Evans
                                Jennifer T. Evans
                                Corporate Secretary/Treasurer and
                                Principal Financial Officer

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

Consolidated Statement of Cash Flows                                   F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4

Notes to Consolidated Financial Statements                             F-5

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

==============================================================================


                                                    June 30,    December 31,
                                                      2002           2001
                                                 ------------- --------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                           $    590,055  $      27,925
  Prepaid expense and other costs                      84,945         60,935
                                                 ------------- --------------
    Total current assets                              675,000         88,860
                                                 ------------- --------------

PROPERTY AND EQUIPMENT
  Mining equipment                                    562,826        804,769
  Acquisition cost of mining prospect                 565,198        455,227
  Office equipment                                     82,077         83,550
                                                 ------------- --------------

                                                    1,210,101      1,343,546
  Less accumulated depreciation                      (111,872)      (324,455)
                                                 ------------- --------------
                                                    1,098,229      1,019,091
                                                 ------------- --------------
OTHER ASSETS
  Advances to officers                                636,667        585,735
  Advance royalties                                   100,000        100,000
  Deposits                                              7,620          7,620
                                                 ------------- --------------
                                                      744,287        693,355
                                                 ------------- --------------
                                                 $  2,517,516  $   1,801,306
                                                 ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                     $  1,281,098  $   1,278,843
  Bank loan payable                                 1,000,000      1,000,000
  Other notes payable                                  58,584         60,437
  Debenture payable                                         -              -
  Accounts payable                                     64,447        199,028
  Accrued compensation and taxes                      757,613        754,951
  Accrued interest payable                            824,527        604,249
                                                 ------------- --------------
    Total current liabilities                       3,986,269      3,897,508
                                                 ------------- --------------

DEBENTURES PAYABLE                                  2,970,000      2,065,000
                                                 ------------- --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                -              -
  Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 237,556,623 and 206,111,955
   shares, respectively                                23,756         20,611
  Additional paid-in capital                       17,393,062     12,877,126
  Deferred compensation                               (64,422)       (88,800)
  Deficit accumulated during the
   development stage                              (21,791,149)   (16,970,139)
                                                 ------------- --------------
    Total stockholders' (deficit)                  (4,438,753)    (4,161,202)
                                                 ------------- --------------

                                                 $  2,517,516  $   1,801,306
                                                 ============= ==============



See accompanying notes

------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

======================================================================================================

                                                                                         July 21, 1988
                                                                                         (Inception)
                                       Three Months Ended          Six Months Ended      Through
                                           June 30,                    June 30,          June 30,
                                      2002           2001         2002          2001     2002
                                 -------------- ------------- ------------ ------------- -------------
REVENUES                         $           -  $          -  $         -  $          -  $    161,077

COSTS AND OPERATING COSTS
  General and administration           525,287       354,755    2,885,427       666,178    13,222,346
  Exploration                          129,634        20,948      147,080        97,362     1,531,488
  Depreciation                          28,635        18,746       46,593        35,265       420,136
  Impairment expense -
    mining equipment                    88,010        18,746       88,010        35,265        88,010
                                 -------------- ------------- ------------ ------------- -------------
     Total costs and
     operating expenses                771,566       413,195    3,167,110       834,070    15,261,980
                                 -------------- ------------- ------------ ------------- -------------

OPERATING (LOSS)                      (771,566)     (413,195)  (3,167,110)     (834,070)  (15,100,903)
                                 -------------- ------------- ------------ ------------- -------------

OTHER INCOME (EXPENSE)
  Interest expense                  (1,442,629)      (93,957)  (1,655,858)     (166,111)   (3,388,759)
  Interest income                            -             -            -             -        15,483
  Loan financing costs, net                  -             -            -             -    (2,475,000)
  Write-down of mining prospect              -             -            -             -      (873,462)
  Gain on marketable securities              -             -            -             -       124,336
  Commissions                                -             -            -             -         6,708
  Write off advances to Mineral
   Mountain Mining Co.                       -             -            -             -       (78,000)
  Write off loan to investment
   advisor                                   -             -            -             -       (15,000)
  Loss on sale of equipment                  -             -            -       (12,996)      (17,314)
  Other income                             518         1,590        1,958        11,576        51,739
  Other expenses                             -             -            -             -       (35,677)
                                 -------------- ------------- ------------ ------------- -------------

     Total other income (expense)   (1,442,111)      (92,367)  (1,653,900)     (167,531)   (6,684,946)
                                 -------------- ------------- ------------ ------------- -------------

NET INCOME (LOSS)                $  (2,213,677) $   (505,562) $(4,821,010) $ (1,001,601) $(21,785,849)
                                 ============== ============= ============ ============= =============

BASIC EARNINGS (LOSS) PER SHARE  $      (0.010) $     (0.003) $    (0.022) $     (0.005) $     (0.397)
                                 ============== ============= ============ ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      229,790,328   182,369,558  221,208,822   179,286,757    54,821,165
                                 ============== ============= ============ ============= =============


                                     F-2
See accompanying notes.

----------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

=========================================================================================================



                                                                                          July 21, 1988
                                                                  Six Months Ended        (Inception)
                                                                       June 30,           To June 30,
                                                                  2002          2001      2002
                                                            -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                         $  (4,821,010) $  (1,001,601) $ (21,785,849)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Stock issued for services                                    265,939        131,625      3,955,145
     Options issued for services                                2,098,000              -      2,098,000
     Stock issued to settle dispute                                     -              -         70,000
     Depreciation expense                                          46,593         35,265        420,136
     Impairment write-down of mining equipment                     88,010              -         88,010
     Amortization of discount on debentures                        75,417              -         75,417
     Stock issued for accrued interest                            378,083         25,200        606,417
     Intrinsic value of beneficial conversion
       feature of debentures issued                               942,578              -        942,578
     Amortization of deferred compensation                         24,378         24,378         89,178
     Loss on retirement of vehicle, equipment and other                 -         12,996         19,489
     Stock issued for loan pledges and renewals                         -              -      2,500,000
     Write-down of mining prospect                                      -              -        873,462
     Write off advances to Mineral Mountain Mining Co.                  -              -         78,000
     Fair value of officer salary expensed                              -              -         20,000

     Write off loan to investment advisor                               -              -         15,000
     Loss (gain) from investments                                       -              -       (114,670)
  Changes in operating assets and liabilities:
     Prepaid expense and other costs                              (24,010)        (4,006)       (84,945)
     Payables and accrued liabilities                              88,359        241,469      2,702,473
                                                            -------------- -------------- --------------
  Net cash flows (used for) operating activities                 (837,663)      (534,674)    (7,432,159)
                                                            -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in property and equipment                           (213,742)        (4,742)    (1,907,400)
  Advance royalties                                                     -         (4,284)      (100,000)
  Deposits                                                              -              -         (9,120)
  Proceeds from investments sales                                       -              -        184,380
  Advances to Mineral Mountain Mining Co.                               -              -        (78,000)
  Loan to investment advisor                                            -              -        (15,000)
  Purchase of investment securities                                     -              -        (59,478)
  Purchase of subsidiary (net of cash acquired)                         -              -         (2,700)
                                                            -------------- -------------- --------------
  Net cash flows from (used for) investing activities            (213,742)        (9,026)    (1,987,318)
                                                            -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from convertible debentures                            905,000        326,000      3,383,500
  Loans from related parties                                        2,256              -      1,916,165
  Repay related party loans and advances to officers              (50,932)      (103,801)    (1,191,146)
  Proceeds from other notes payable                                     -              -        678,074
  Repayments of other notes payable                                (1,853)          (398)      (141,353)
  Proceeds from bank loan                                               -              -      1,000,000
  Common stock issued                                             759,064        247,130      4,427,356
  Stock issuance costs                                                  -              -        (63,064)
                                                            -------------- -------------- --------------
  Net cash flows from financing activities                      1,613,535        468,931     10,009,532
                                                            -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                                   562,130        (74,769)       590,055

CASH - BEGINNING OF PERIOD                                         27,925         64,934              -
                                                            -------------- -------------- --------------
CASH - END OF PERIOD                                        $     590,055  $      (9,835) $     590,055
                                                            ============== ============== ==============




                                      F-3
See accompanying notes.



---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
=====================================================================================================================

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued June 1, 1989 for cash
   ($.00006 per share)                   1,666,665        167           (67)            -            -           100
 Issued in 1990 for cash
   ($.003 to $.03 per share)               666,665         67        10,033             -            -        10,100
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -        59,280
 November 1, 1993, acquisition
   of subsidiary                                 -          -         2,600             -       (5,300)       (2,700)
 Fair value of officer salary                    -          -        20,000             -            -        20,000
 November 7, 1994, convert debt to
   equity ($.003 per share)              2,640,830        264         7,659             -            -         7,923
 Issued in 1994 for note receivable
   from affiliate ($.00125 per share)   20,000,000      2,000        23,000             -            -        25,000
 Issued in 1994 for legal services
   ($.00125 per share)                     375,000         37           432             -            -           469
 Issued for cash in 1995 ($.01 to
   $.282) less $41,644 issuance costs   10,469,750      1,047       244,002             -            -       245,049
 Issued for services in 1995
   ($.07 per share)                      2,337,333        234       171,749             -            -       171,983
 Convert notes payable in 1995
   ($.15625 per share)                     800,000         80       124,920             -            -       125,000
 Issued or cash in 1996
   ($.05 to $.25 per share)              2,250,650        222       401,808             -            -       402,030
 Issued for services in 1996
   ($.07 to $.30 per share)              5,448,985        545     1,230,297             -            -     1,230,842
 Issued for cash in 1997
   ($.10 per share)                     10,126,350      1,013     1,011,622             -            -     1,012,635
 Issued in 1997 to related parties for
   loan guarantees ($.10 per share)     25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued in 1997 for services
   ($.03 to $.17 per share)              9,276,398        928       815,072             -            -       816,000
 Issued in 1997 for equipment
   ($.10 per share)                      2,993,161        299       299,017             -            -       299,316
 Issued in 1997 for conversion of
   debt ($.09 and $.26 per share)          689,060         69       104,347             -            -       104,416
 Issued in 1997 for vehicle
   ($.10 per share)                        350,000         35        34,965             -            -        35,000
 Issued in 1998 for cash
   ($.10 per share)                      1,200,000        120       119,880             -            -       120,000
 Issued in 1998 for services
   ($.10 to $.16 per share)              3,704,172        370       462,630             -            -       463,000
 Issued in 1998 for conversion of
   debt ($.03 to $.07 per share)         8,396,268        840       434,122             -            -       434,962
 Issued in 1998 for interest
   ($.13 per share)                        558,333         56        72,444             -            -        72,500
 Issued in 1999 for cash ($.02 to
   $.10  per share)                     14,070,000      1,407       767,593             -            -       769,000
 Issued in 1999 for services
   ($.04 to $.10 per share)              4,385,927        438       298,562             -            -       299,000
 Issued in 1999 for interest
  ($.03 to $.10 per share)                 380,000         38        23,612             -            -        23,650
 Issued in 2000 for cash ($.03 to
   $.05 per share)                      16,794,258      1,679       511,921             -            -       513,600
 Convert notes payable in 2000
   ($.03 per share)                     13,833,333      1,384       413,616             -            -       415,000
 Issued in 2000 for services
   ($.03 to $.06) per share)            11,519,839      1,152       359,557             -            -       360,709
 Issued in 2000 for interest
   ($.03 per share)                        625,000         63        18,687             -            -        18,750
 Deferred stock grants in 2000 to
   employees ($.08 per share)            1,920,000        192       153,408      (153,600)           -             -
 Issued in 2001 for cash ($.03 to
   $.05 per share)                      11,424,662      1,144       362,390             -            -       363,534
 Issued in 2001 for mining prospect
   ($.03 per share)                     10,000,000      1,000       299,000             -            -       300,000
 Issued in 2001 for services ($.03
    to $.06) per share)                  5,341,051        534       344,044             -            -       344,578
 Convert accrued interest in 2001
   ($.03 per share)                      5,000,000        500       149,500             -            -       150,000
 Cancellation of accrued officer
   salaries in 2001                              -          -       905,886             -            -       905,886
 Issued in 2001 for interest
   ($.03 per share)                        600,000         60        44,640             -            -        44,700
 Settlement of lawsuit in 2001 with
   former officer ($.07 per share)       1,000,000        100        69,900             -            -        70,000
 Amortization                                    -          -             -        64,800            -        64,800
 Other                                         (70)         -         2,625             -            -         2,625
 Net loss for the periods                        -          -             -             -  (16,964,839)  (16,964,839)
                                      ------------- ---------- ------------- ------------- ------------ -------------
Balance at December 31, 2001           206,111,955     20,611    12,877,126       (88,800) (16,970,139)   (4,161,202)
 Issued for cash ($.03 per share)       24,288,798      2,429       756,635             -            -       759,064
 Issued for services ($.05 to
  $.088 per share)                       2,855,870        286       265,653             -            -       265,939
 Issued for interest ($.045
  per share)                             4,300,000        430       453,070             -            -       453,500
 Options issued to president and
  former officer for services                    -          -     2,098,000             -            -     2,098,000
 Intrinsic value of beneficial
  conversion feature of debentures
  issued                                         -          -       942,578             -            -       942,578
 Amortization                                    -          -             -        24,378            -        24,378
  Net loss for the period                        -          -             -             -   (4,821,010)   (4,821,010)
                                      ------------- ---------- ------------- ------------- ------------ -------------
   Balance at June 30, 2002            237,556,623  $  23,756  $ 17,393,062  $    (64,422)$(21,791,149) $ (4,438,753)
                                      ============= ========== ============= ============= ============ =============

                                       F-4
See accompanying notes.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
==============================================================================

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

The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results for the remainder of 2002.

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

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
==============================================================================

The intrinsic value of the beneficial conversion feature (the market price of the stock at the commitment date in excess of the conversion rate) is recorded as additional paid-in capital and as non-cash interest expenses using the interest method to allocate the conversion benefit to the affected periods. The amount recorded as interest expense accordingly, was $408,245 and $942,578 for the three and six months ended June 30, 2002.

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

Note E - Event subsequent to June 30, 2002
On July 2, 2002, the Company signed a definitive purchase agreement with the board of directors and membership representatives of the United Cangalli Gold Mining Cooperative Ltd. ("UCL") to acquire the original Cangalli mining concessions. The purchase price consists of $300,000 cash, 4,130,000 shares of Company common stock, and the assumption of $175,000 of UCL obligations maturing over several years. The agreement also cancels the 18% gross royalty held by UCL.

                 GOLDEN EAGLE INTERNATIONAL, INC.

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Golden Eagle International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Terry C. Turner, Principal Executive Officer of the Company, and Jennifer T. Evans, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


August 19, 2002                       /s/ Terry C. Turner
                                      Principal Executive Officer



August 19, 2002                       /s/ Jennifer T. Evans
                                      Principal Financial Officer