Form 10QSB
period 2002-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2002-11-19
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

                        September 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                  Commission file number 0-23726

                 GOLDEN EAGLE INTERNATIONAL, INC.
    _________________________________________________________
     (Exact name of Golden Eagle as specified in its charter)


              Colorado                              84-1116515
      ______________________             _______________________________
     (State of incorporation)           (IRS Employer Identification No.)


   12401 South 450 East, Building D1, Salt Lake City, UT  84020
 ________________________________________________________________
       (Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320


Securities registered pursuant to Section 12(b) of the Act:    None
Name of each exchange on which registered:                     None

Securities registered pursuant to Section 12(g) of the Act:


                  $.0001 par value Common Stock
                  ______________________________
                         (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                                   [ X ]  Yes        [   ]  No

At September 30, 2002, there were 249,047,806 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     [   ]  Yes        [ X ]  No

                  PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
         ---------------------

         The unaudited Financial Statements for the Quarter Year ended September 30, 2002 are attached hereto. Please refer to pages F-1 through F-7.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -----------------------------------

         Liquidity and Capital Resources
         --------------------------------

         At September 30, 2002 and subsequently, Golden Eagle has had significant working capital shortages that we have been able to overcome to maintain our operations and move forward. In fact, since its inception through the third quarter of 2002, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created some difficulty for Golden Eagle in meeting its obligations to pay its bills currently, although at September 30, 2002 Golden Eagle was able to pay, or was in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, and U.S. operations, as well as its suppliers' billings and other current expenses.

         As discussed below, Golden Eagle's working capital deficit as of September 30, 2002 of ($3,732,442), a small decrease from the 2001 year-end deficit number of (3,808,648). Our ongoing working capital deficit for the third quarter was due, in part, to short-term loans made from affiliates and unrelated parties; unpaid compensation to Golden Eagle's president; and certain other payables primarily to vendors in Bolivia. A significant portion of the working capital deficit is due to a $1 million revolving line of credit with a Texas bank. This line of credit has been fully extended to Golden Eagle. The note underlying this line of credit comes due on November 30, 2002, however, we anticipate, but cannot guarantee, that this note will be extended for another year. In the meantime, our sole obligation currently on this note is to continue paying the monthly interest. The guarantors of this note, who were also note holders on some of Golden Eagle's other debt, requested the grant of some additional shares from Golden Eagle as consideration for their ongoing guarantees on the Texas bank loan and in exchange for extending the due dates of their notes so that we remained current in all of our obligations with them. After negotiations on the subject during the first quarter of 2002, we agreed to issue to these guarantors and note holders four million shares of our restricted common stock. As a result of paying this compensation to these trusts and individuals, they continued to guarantee our Texas bank loan and extensions were granted on the due dates on our notes with these trusts and individuals through April of 2003.

         Golden Eagle has historically financed its significant operating losses and cash flow deficits through working capital loans from affiliates and, occasionally, from non-affiliates. In addition, Golden Eagle also used its common stock directly to raise capital and to satisfy some of its obligations. The situation requiring the use of Golden Eagle's stock to raise working capital or pay current obligations has continued throughout the third quarter of 2002 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During the third quarter of 2002, Golden Eagle raised approximately $320,45332 from the sale of 5,834,183 shares of its common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We have used these funds to finance our operating losses and working capital deficit generated to date in 2002 and previous periods. In each case, Golden Eagle has relied on exemptions from registration for transactions with accredited investors only, not involving public offerings. In most cases, funds are raised as they are needed to satisfy Golden Eagle's operational requirements.

         In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs. However, we believe, but cannot assure, that we will be able to meet or extend these future commitments just as we have done in the past.

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

         Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Tipuani Gold District or Precambrian prospects. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating these prospects or in negotiating a relationship with us on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition during the third quarter of 2002, of a 100% interest in the original Cangalli gold concessions owned by the United Cangalli Gold Mining Cooperative, Ltd. (UCL). This land acquisition consisted of the original 5,125 acres that were the subject of Golden Eagle's exploration and mining contract entered into with the UCL in January of 1996. (See, Current Report on Form 8-K filed on July 18, 2002.) In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials in Bolivia. Also, as indicated above, we have acquired additional mining concessions (69,000 acres) in the Tipuani Gold District surrounding the original Cangalli concessions (5,125 acres), as well as in the Precambrian Shield (125,000 acres) of eastern Bolivia. Golden Eagle believes that these, and other intangible factors, add value to our projects both in the Tipuani Gold Mining District and Precambrian Shield, but especially in the Tipuani area.

         As another place for negotiating leverage, Golden Eagle has been studying the possibility of increasing its existing gold production from the Cangalli project based on the mining and metallurgical study of the project by its Vice President of Development. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 11,000 ton-per-day operation on the Cueva Playa Section of the property at a capital cost of approximately $6,000,000. As a step toward the construction of this 11,000 ton-per-day operation, we announced in the first quarter of 2002 that we had raised $1.3 million in capital for the construction of a first-phase 1,000 ton-per-day plant and the build-out of the interior mine infrastructure at our Cueva Playa operation three kilometers northeast of the Cangalli Township. As is apparent from the financial statements attached hereto (See, F-1 through F-7), Golden Eagle does not have the additional amount of capital available to complete the construction of the 11,000 ton-per-day plant, and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in our project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in our project or our Bolivian subsidiary. However, we have gone forward with the construction and operation of our first-phase gold processing plant in the belief that we will be able to grow into our projected larger plant and operation.

         We entered into gold production at our plant at Cueva Playa, Bolivia, in the Tipuani Gold District, on the last day of the quarter, September 30, 2002. Subsequent to the end of the period, we reported in to press releases (October 23, 2002 and November 7, 2002) that we had not reached our sustained capacity production of 1,000 tons per day of processed ore during October 2002. However, we also announced that on October 31, 2002, our operation processed 1,104 tons of ore, or 110% of capacity. We announced that we anticipated that our Cueva Playa operation would reach sustained capacity production of 1,000 tons per day during November 2002, and would double its capacity to 2,000 tons per day of ore processed during the month of December 2002.

         Regarding our properties acquired in 2001 in the Bolivian Pre-Cambrian Shield, our exploration to date by our geologists has confirmed that these properties are highly prospective for near surface gold mineralization and deeper mineralized volcanogenic massive sulphide ("VMS") deposits potentially containing commercial grades of gold, copper and silver. Golden Eagle's management believes that our gold deposit in the Tipuani Gold Mining District is so unique that it has taken us five years to explore and understand it better. We are now verifying our understanding by putting that deposit into production. However, the geological setting of these new Golden Eagle properties in the Bolivian Pre-Cambrian is one of the most well understood in the world, and that fact may make us more attractive to potential joint-venture partners, as well as potential financing sources.

         Golden Eagle's management's main objective is increasing value for its shareholders. Our gold deposit on our 74,000-acre landholding in the Tipuani Gold Mining District, as well as our projected 11,000 ton-per-day Cueva Playa block caving operation, continue to be our main focus.

         While Golden Eagle has been seeking financing sources for its Bolivian operations, we have also been required to finance our general and administrative operations as well as mine maintenance from other sources. This financing, which the Board of Directors believes has been obtained from accredited investors (including some existing shareholders and other related and unrelated parties) on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources, has allowed Golden Eagle to continue its exploration and evaluation operations on its Bolivian properties, and to pay its general and administrative expenses in the United States and Bolivia. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on its ability to generate additional positive cash flow from operations, of which there can be no assurance. However, as discussed above, on the last day of the third quarter, and subsequent to the end of the quarter, Golden Eagle's Cueva Playa gold plant did go into production and has continued to produce.

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

         To the end of the third quarter, Golden Eagle, through its former operating subsidiary Golden Eagle Bolivia Mining, S.A. ("GEBM"), has only been able to achieve limited cash flow from the mining operations it has conducted. Specifically, to the end of the third quarter, GEBM has been able to produce and sell approximately 22,000 grams of gold, with revenues of $170,746.
During the third quarter of 2002, Golden Eagle's operations in Bolivia produced gold for sale in the amount of $10,545. All revenues generated to date from gold sales have been used in the Bolivian operations. Although Golden Eagle believes that it will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties, we do not report estimated reserves pursuant to Industry Guide 7 promulgated by the SEC under the Securities Act of 1933. In addition, although we project positive net revenues in the future, there can be no assurance that any revenues received will exceed expenses incurred. Golden Eagle's ability to generate revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for the expansion of its Cueva Playa, Bolivia, gold production plant to its final phase of 11,000 tons per day. This revenue generating ability is subject to substantial risks to Golden Eagle and its shareholders as discussed above.

         Golden Eagle's ability to pursue any mine plan is dependent on a number of factors, including obtaining necessary government and local consents and permits and, most importantly, obtaining a significant amount of additional financing. However, there can be no assurance that Golden Eagle will be able to meet the requirements necessary to overcome these factors and be able to pursue its mine plan through to its final phase as currently contemplated. During the third quarter, due to our excellent baseline environmental studies, and the recognition of bureaucratic delays, we were given a conditional use permit by the Bolivian Vice-Ministry of Mines to begin operations pending the issuance of our permanent environmental permits.

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

         Golden Eagle's stated objective is achieving sustained commercial production if, as we believe will be the case, its properties are capable of producing gold commercially. As stated above, implementation of any or all of Golden Eagle's planned strategies requires significant infusions of working and operating capital, and while we project that such funds will be raised, we cannot assure that we will be successful in raising that capital through loans, secondary offerings or private placements.

         Forward-Looking Statements and Risks
         ------------------------------------

         As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," "projects", "believes" and other terms denoting future possibilities, are forward-looking statements in accordance with the Private Securities Litigation Act of 1995. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Risks and other significant information are available regarding Golden Eagle by visiting our web site located at www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle's operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

         Results of Operations
         ---------------------

         Golden Eagle's operations in the third quarter of 2002 resulted in significant continuing losses and negative cash flow. During the third quarter of 2002, Golden Eagle's subsidiary operations in Bolivia produced $10,545 in gold for sale. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have vastly outstripped the revenues generated by Golden Eagle's operations. As described above in "Liquidity and Capital Resources," Golden Eagle has been dependent on loans from affiliated and unaffiliated parties and stock issuances to meet its working capital obligations and to finance Golden Eagle's continuing operating losses. While we project that we will raise the necessary funds, there can be no assurance that Golden Eagle will be able to continue to finance its operating losses and negative cash flow in such a manner.

         The following sets forth certain information regarding Golden Eagle's results of operations during the third quarter of 2002 ending September 30, 2002 compared with the same period in 2001.

         Golden Eagle incurred operating expenses totaling $860,180 in the third quarter of 2002 as compared to $357,835 in the same period in 2001, a significant increase of 140%. This increase is explained almost entirely due to equipment acquisitions, and construction costs associated with our first phase gold production plant and mine expansion at Cueva Playa, Bolivia carried out in the third quarter.

         As of September 30, 2002 Golden Eagle had accrued cumulative unpaid compensation and related payroll taxes of approximately $761,080. Golden Eagle's president's salary was paid in the third quarter of 2002, and will be paid throughout the balance of the year, at the rate of $200,000 per year. As set forth above, we have paid all other salaries to our other United States and Bolivian employees currently.

         Golden Eagle's costs and operating expenses for the third quarter of 2002 increased as to general and administrative expenses, totaling $795,440 compared to $294,867 during the same period in 2001, which is an increase of 170%. This substantial increase, again, reflects administrative and support activity to construct our 1,000 ton per day initial phase gold processing plant and mine build-out at Cueva Playa, Bolivia, during the third quarter.

         Third quarter 2002 exploration expenses decreased: $34,544 in 2002 compared to $45,640 in 2001. This decrease was due, primarily, as with every other affected item in the third quarter, to our increased focus on our plant construction and mine build-out.

         As of September 30, 2002 Golden Eagle's balance sheet showed total assets of $3,264,655. These assets included:

     .   Current assets of $577,606, including cash and pre-paid expenses.

     . Mining equipment of $632,583; a $1,536,648 acquisition cost of our mining prospects; and $82,262 for office equipment, for a total of property and equipment of $2,251,493, less accumulated depreciation of $(142,068), resulting in a net figure of $2,109,425.

     .   Advanced salaries and deposits of $577,624.

Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2001, included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

         Golden Eagle incurred a significantly higher interest expense in the third quarter of 2002 of ($392,477), as compared to a restated third quarter 2001 interest of ($238,371). This increase in interest expense is due, in large part, to increased borrowings. Interest costs will continue during the balance of 2002 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

         Golden Eagle had a net loss for the third quarter of 2002 of ($1,250,994), or $(.005) per share, compared to its restated net loss during the same period in 2001 of ($594,545), or $(.003) per share. This increased net loss is also due in large part to higher administrative and support expenses due to the construction of our gold plant and mine build-out in Cueva Playa, Bolivia. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2002. Those losses will continue as it invests further in production efforts on its gold prospects in Bolivia; continues its pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating revenues that will be greater than expenses incurred from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle projects that it will have to generate positive cash flows from its operating activities to be able to continue as a going concern. We believe that while we had gold sales at the end of the third quarter of $10,545, revenue generation in earnest will begin from our Cueva Playa operation in the fourth quarter of 2002.

         Impact of Inflation and Changing Prices
         ---------------------------------------

         Golden Eagle has not experienced any impact from the effects of inflation during the last three operating periods, 1999, 2000, or 2001, and was not impacted during the nine months ended September 30, 2002. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

Item 3.  Controls and Procedures
         -----------------------

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         ------------------

         There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.  Changes in Securities
         ---------------------

         During the quarter ending September 30, 2002 Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 5,834,183 restricted common shares for cash to unaffiliated, accredited investors at between $.03 and $.15 per share, to raise $320,453. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder, without general advertising or other form of public solicitation. Each of the investors represented to the Company that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.


Item 5.  Other Information
         -----------------

         None.


Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         Current Report filed on Form 8-K on July 18, 2002 reporting matters under Items 2 (acquisition of assets) and 7 (exhibits).

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

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                  (Golden Eagle)



November 14, 2002                 by:  /s/ Terry C. Turner
                                      ------------------------------------
                                      Terry C. Turner, President


         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                  (Golden Eagle)


November 14, 2002                 by:  /s/ Terry C. Turner
                                     -------------------------------------
                                      Terry C. Turner,
                                      Director and Principal Executive Officer



November 14, 2002                 by: /s/ Jennifer T. Evans
                                     -------------------------------------
                                     Jennifer T. Evans
                                     Corporate Secretary/Treasurer and
                                     Principal Financial Officer



                          CERTIFICATIONS

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Golden Eagle International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

 /s/ Terry C. Turner
-----------------------------
Terry C. Turner
Principal Executive Officer



                          CERTIFICATIONS

I, Jennifer T. Evans, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Golden Eagle International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

 /s/ Jennifer T. Evans
-------------------------------
Jennifer T. Evans
Principal Financial Officer

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Financial Statements
==============================================================================



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

Consolidated Statement of Cash Flows                                   F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)    F-4

Notes to Consolidated Financial Statements                             F-5



------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
==============================================================================


                                                    September 30, December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                     (Unaudited)  (Restated)
ASSETS

CURRENT ASSETS
  Cash                                             $    374,441  $     27,925
  Prepaid expense and other costs                       203,165        60,935
                                                   ------------- -------------
    Total current assets                                577,606        88,860
                                                   ------------- -------------
PROPERTY AND EQUIPMENT
  Acquisition cost of mining prospects                1,536,648       455,227
  Mining equipment                                      632,583       804,769
  Office equipment                                       82,262        83,550
                                                   ------------- -------------

                                                      2,251,493     1,343,546
  Less accumulated depreciation                        (142,068)     (324,455)
                                                   ------------- -------------
                                                      2,109,425     1,019,091
                                                   ------------- -------------
OTHER ASSETS
  Advances to officers                                  561,404       585,735
  Advance royalties                                           -       100,000
  Deposits                                               16,220         7,620
                                                   ------------- -------------
                                                        577,624       693,355
                                                   ------------- -------------

                                                   $  3,264,655  $  1,801,306
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                       $  1,326,889  $  1,278,843
  Bank loan payable                                   1,000,000     1,000,000
  Other notes payable                                    58,584        60,437
  Accounts payable                                      214,476       199,028
  Accrued compensation and taxes                        761,080       754,951
  Accrued interest payable                              949,019       604,249
                                                   ------------- -------------
    Total current liabilities                         4,310,048     3,897,508
                                                   ------------- -------------

DEBENTURES PAYABLE                                    3,483,495     2,065,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                  -             -
  Common stock, par value $.0001 per share;
   authorized 800,000,000 shares; issued and
   outstanding 249,047,806 and 206,111,955
   shares, respectively                                  24,905        20,611
  Additional paid-in capital                         18,965,968    13,302,511
  Deferred compensation                                 (52,233)      (88,800)
  Deficit accumulated during the development stage  (23,467,528)  (17,395,524)
                                                   ------------- -------------
    Total stockholders' (deficit)                    (4,528,888)   (4,161,202)
                                                   ------------- -------------

                                                   $  3,264,655  $  1,801,306
                                                   ============= =============

See accompanying notes




----------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
====================================================================================================


                                                                                      July 21, 1988
                                                                                      (Inception)
                                     Three Months Ended        Nine Months Ended      Through
                                       September 30,              September 30,       September 30,
                                    2002         2001          2002         2001      2002
                               ------------- ------------ ------------- ------------- --------------
                                              (Restated)                (Restated)
REVENUES                       $          -  $         -  $          -  $          -  $     161,077

COSTS AND OPERATING COSTS
  General and administration        795,440      294,867     3,680,867       961,045     14,017,786
  Exploration                        34,544       45,640       181,624       143,002      1,566,032
  Depreciation                       30,196       17,328        76,789        52,593        450,332
  Impairment expense -
    mining equipment                      -            -        88,010             -         88,010
                               ------------- ------------ ------------- ------------- --------------
    Total costs and
    operating expenses              860,180      357,835     4,027,290     1,156,640     16,122,160
                               ------------- ------------ ------------- ------------- --------------

OPERATING (LOSS)                   (860,180)    (357,835)   (4,027,290)   (1,156,640)   (15,961,083)
                               ------------- ------------ ------------- ------------- --------------
OTHER INCOME (EXPENSE)
  Interest expense                 (392,477)    (238,371)   (2,048,335)     (556,089)    (4,206,621)
  Interest income                         -            -             -             -         15,483
  Loan financing costs, net               -            -             -             -     (2,475,000)
  Write-down of mining prospect           -            -             -             -       (873,462)
  Gain on marketable securities           -            -             -             -        124,336
  Commissions                             -            -             -             -          6,708
  Write off advances to Mineral
    Mountain Mining Co.                   -            -             -             -        (78,000)
  Write off loan to investment
    advisor                               -            -             -             -        (15,000)
  Loss on sale of equipment               -            -             -       (12,996)       (17,314)
  Other income                        1,663        1,661         3,621        13,237         53,402
  Other expenses                          -            -             -             -        (35,677)
                               ------------- ------------ ------------- ------------- --------------

    Total other income(expense)    (390,814)    (236,710)   (2,044,714)     (555,848)    (7,501,145)
                               ------------- ------------ ------------- ------------- --------------

NET INCOME (LOSS)              $ (1,250,994) $  (594,545) $ (6,072,004) $ (1,712,488) $ (23,462,228)
                               ============= ============ ============= ============= ==============
BASIC EARNINGS (LOSS)
 PER SHARE                     $     (0.005) $    (0.003) $     (0.026) $     (0.008) $      (0.403)
                               ============= ============ ============= ============= ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   246,832,951  194,131,194   229,844,060   184,289,277     58,173,513
                               ============= ============ ============= ============= ==============





                                    F-2

See accompanying notes.




----------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

(Unaudited)
====================================================================================================



                                                                                    July 21, 1988
                                                           Nine Months Ended        (Inception)
                                                              September 30,         To September 30,
                                                           2002           2001      2002
                                                      -------------- -------------- ---------------
                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  (6,072,004) $  (1,712,488) $  (23,462,228)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Options issued for services                          2,098,000              -       2,098,000
     Stock issued for services                              449,877        196,625       4,139,083
     Intrinsic value of beneficial conversion
       feature of debentures                                959,294        218,466       1,306,787
     Intrinsic value of beneficial conversion
       feature of debenture accrued interest                192,613         48,970         270,505
     Stock issued for accrued interest                      494,000         44,700         722,334
     Impairment write-down of mining equipment               88,010              -          88,010
     Depreciation expense                                    76,789         52,593         450,332
     Amortization of deferred compensation                   36,567         36,567         101,367
     Loss on retirement of vehicle, equipment and other           -         12,996          19,489
     Stock issued for loan pledges and renewals                   -              -       2,500,000
     Stock issued to settle dispute                               -              -          70,000
     Write-down of mining prospect                                -              -         873,462
     Write off advances to Mineral Mountain Mining Co.            -              -          78,000
     Fair value of officer salary expensed                        -              -          20,000
     Write off loan to investment advisor                         -              -          15,000
     Loss (gain) from investments                                 -              -        (114,670)
  Changes in operating assets and liabilities:
     Prepaid expense and other costs                       (142,230)       (16,143)       (203,165)
     Payables and accrued liabilities                       189,348        328,612       2,803,462
                                                      -------------- -------------- ---------------
  Net cash flows (used for) operating activities         (1,629,736)      (789,102)     (8,224,232)
                                                      -------------- -------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition cost of mining prospects                     (300,000)             -        (400,000)
  Investment in property and equipment                     (283,684)        (6,241)     (1,977,342)
  Deposits                                                   (8,600)             -         (17,720)
  Advance royalties                                               -         (3,764)              -
  Proceeds from investments sales                                 -              -         184,380
  Advances to Mineral Mountain Mining Co.                         -              -         (78,000)
  Loan to investment advisor                                      -              -         (15,000)
  Purchase of investment securities                               -              -         (59,478)
  Purchase of subsidiary (net of cash acquired)                   -              -          (2,700)
                                                      -------------- -------------- ---------------

  Net cash flows from (used for) investing activities      (592,284)       (10,005)     (2,365,860)
                                                      -------------- -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                    1,418,495        710,000       3,896,995
  Loans from related parties                                110,000              -       2,023,909
  Repay related party loans and advances to officers        (37,623)      (200,125)     (1,177,837)
  Proceeds from other notes payable                               -          8,400         678,074
  Repayments of other notes payable                          (1,853)       (27,388)       (141,353)
  Proceeds from bank loan                                         -              -       1,000,000
  Common stock issued                                     1,079,517        250,730       4,747,809
  Stock issuance costs                                            -              -         (63,064)
                                                      -------------- -------------- ---------------

  Net cash flows from financing activities                2,568,536        741,617      10,964,533
                                                      -------------- -------------- ---------------

NET INCREASE (DECREASE) IN CASH                             346,516        (57,490)        374,441

CASH - BEGINNING OF PERIOD                                   27,925         64,934               -
                                                      -------------- -------------- ---------------

CASH - END OF PERIOD                                  $     374,441  $       7,444  $      374,441
                                                      ============== ============== ===============




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

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued June 1, 1989 for cash
   ($.00006 per share)                   1,666,665        167           (67)            -            -           100
 Issued in 1990 for cash
   ($.003 to $.03 per share)               666,665         67        10,033             -            -        10,100
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Issued in 1991 for cash ($.30074
   per share from stock offering)          268,335         27        59,253             -            -        59,280
 November 1, 1993, acquisition
   of subsidiary                                 -          -         2,600             -       (5,300)       (2,700)
 Fair value of officer salary                    -          -        20,000             -            -        20,000
 November 7, 1994, convert debt to
   equity ($.003 per share)              2,640,830        264         7,659             -            -         7,923
 Issued in 1994 for note receivable
   from affiliate ($.00125 per share)   20,000,000      2,000        23,000             -            -        25,000
 Issued in 1994 for legal services
   ($.00125 per share)                     375,000         37           432             -            -           469
 Issued for cash in 1995 ($.01 to
   $.282) less $41,644 issuance costs   10,469,750      1,047       244,002             -            -       245,049
 Issued for services in 1995
   ($.07 per share)                      2,337,333        234       171,749             -            -       171,983
 Convert notes payable in 1995
   ($.15625 per share)                     800,000         80       124,920             -            -       125,000
 Issued or cash in 1996
   ($.05 to $.25 per share)              2,250,650        222       401,808             -            -       402,030
 Issued for services in 1996
   ($.07 to $.30 per share)              5,448,985        545     1,230,297             -            -     1,230,842
 Issued for cash in 1997
   ($.10 per share)                     10,126,350      1,013     1,011,622             -            -     1,012,635
 Issued in 1997 to related parties for
   loan guarantees ($.10 per share)     25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued in 1997 for services
   ($.03 to $.17 per share)              9,276,398        928       815,072             -            -       816,000
 Issued in 1997 for equipment
   ($.10 per share)                      2,993,161        299       299,017             -            -       299,316
 Issued in 1997 for conversion of
   debt ($.09 and $.26 per share)          689,060         69       104,347             -            -       104,416
 Issued in 1997 for vehicle
   ($.10 per share)                        350,000         35        34,965             -            -        35,000
 Issued in 1998 for cash
   ($.10 per share)                      1,200,000        120       119,880             -            -       120,000
 Issued in 1998 for services
   ($.10 to $.16 per share)              3,704,172        370       462,630             -            -       463,000
 Issued in 1998 for conversion of
   debt ($.03 to $.07 per share)         8,396,268        840       434,122             -            -       434,962
 Issued in 1998 for interest
   ($.13 per share)                        558,333         56        72,444             -            -        72,500
 Issued in 1999 for cash ($.02 to
   $.10  per share)                     14,070,000      1,407       767,593             -            -       769,000
 Issued in 1999 for services
   ($.04 to $.10 per share)              4,385,927        438       298,562             -            -       299,000
 Issued in 1999 for interest
  ($.03 to $.10 per share)                 380,000         38        23,612             -            -        23,650
 Issued in 2000 for cash ($.03 to
   $.05 per share)                      16,794,258      1,679       511,921             -            -       513,600
 Convert notes payable in 2000
   ($.03 per share)                     13,833,333      1,384       413,616             -            -       415,000
 Issued in 2000 for services
   ($.03 to $.06) per share)            11,519,839      1,152       359,557             -            -       360,709
 Issued in 2000 for interest
   ($.03 per share)                        625,000         63        18,687             -            -        18,750
 Deferred stock grants in 2000 to
   employees ($.08 per share)            1,920,000        192       153,408      (153,600)           -             -
 Issued in 2001 for cash ($.03 to
   $.05 per share)                      11,424,662      1,144       362,390             -            -       363,534
 Issued in 2001 for mining prospect
   ($.03 per share)                     10,000,000      1,000       299,000             -            -       300,000
 Issued in 2001 for services ($.03
    to $.06) per share)                  5,341,051        534       344,044             -            -       344,578
 Convert accrued interest in 2001
   ($.03 per share)                      5,000,000        500       149,500             -            -       150,000
 Cancellation of accrued officer
   salaries in 2001                              -          -       905,886             -            -       905,886
 Issued in 2001 for interest
   ($.03 per share)                        600,000         60        44,640             -            -        44,700
 Settlement of lawsuit in 2001 with
   former officer ($.07 per share)       1,000,000        100        69,900             -            -        70,000
 Amortization                                    -          -             -        64,800            -        64,800
 Other                                         (70)         -         2,625             -            -         2,625
 Net loss for the periods                        -          -             -             -  (16,964,839)  (16,964,839)
                                      ------------- ---------- ------------- ------------- ------------ -------------
Balance at December 31, 2001,
 previously reported                   206,111,955     20,611    12,877,126       (88,800) (16,970,139)   (4,161,202)

 Restatement (Note C)                            -          -       425,385             -     (425,385)            -
                                      ------------- ---------- ------------- ------------- ------------ -------------
Balance at December 31, 2001,
  as restated                          206,111,955     20,611    13,302,511       (88,800) (17,395,524)   (4,161,202)

 Issued for cash ($.03 to $.15
   per share)                           30,122,981      3,012     1,076,505             -            -     1,079,517
 Issued for services ($.05 to
   $.16 per share)                       4,268,370        427       449,450             -            -       449,877
 Issued for interest ($.045 to
   .135 per share)                       4,600,000        460       493,540             -            -       494,000
 Issued in partial payment of mining
   prospect ($.10 per share)             3,944,500        395       394,055             -            -       394,450
 Options issued to president and
   former officer for services                   -          -     2,098,000             -            -     2,098,000
 Intrinsic value of beneficial
   conversion feature of debentures              -          -       959,294             -            -       959,294
 Intrinsic value of beneficial
   conversion feature of debenture
   interest                                      -          -       192,613             -            -       192,613
 Amortization                                    -          -             -        36,567            -        36,567
 Net loss for the period                         -          -             -             -   (6,072,004)   (6,072,004)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at September 30, 2002          249,047,806  $  24,905  $ 18,965,968  $   (52,233) $(23,467,528) $ (4,528,888)
                                      ============= ========== ============= ============ ============= =============




                                      F-4
See accompanying notes.


------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development State Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
=============================================================================

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

The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results for the remainder of 2002.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Convertible Debentures and Restated Results of Operations

During the nine months ended September 30, 2002, the Company issued convertible debentures totaling $1,418,495. The debentures are due in a two years; interest accrues at 10% per annum; conversion of loan amount and any accrued interest, or any part of those sums, at the election of the holder, to shares of common stock of the Company; at a conversion rate of the lesser of $.03 per share or one-half of the average closing price during the last three days prior to conversion. Following the end of the quarter, the Company negotiated an accommodation with the holder of debentures (amounting to $3,187,897 in principal and accrued interest at September 30, 2002) as a result of which the holder agreed that the debentures were not convertible prior to December 31, 2002, and the conversion price was changed to $.03 per share. As a result of this accommodation, the interest accruing on these debentures after December 31, 2002 will be convertible into the Company's common stock at 90% of the average closing price during the last three days prior to conversion.

The intrinsic value of the beneficial conversion feature of the debentures and accruing interest (the market price of the stock at the commitment date in excess of the conversion rate) is recorded as additional paid-in capital and as non-cash interest expense using the interest method to allocate the conversion benefit to the affected periods. The amount recorded as interest expense accordingly, was $209,329 and $1,151,907 for the three and nine months ended September 30, 2002.

The 2001 quarterly, year-to date, annual and inception to date net loss and loss per share have been restated to reflect the intrinsic value of the beneficial conversion feature of debentures issued prior to 2002 as follows:


                                                                    Nine
                                                                    Months       Year          Inception
                                                                    Ended        Ended         to
                             First        Second       Third        September    December      December
                             Quarter      Quarter      Quarter      30, 2001     31, 2001      31, 2001
                             ------------ ------------ ------------ ------------ ------------- -------------
Net (loss)
   Previously reported       $  (479,520) $  (486,816) $  (478,716) $(1,445,052) $ (2,191,681) $(16,964,839)
   Adjustment                    (66,676)     (84,931)    (115,829)    (267,436)     (425,385)     (425,385)
                             ------------ ------------ ------------ ------------ ------------- -------------
   Restated                  $  (546,196) $  (571,747) $  (594,545) $(1,712,488) $ (2,617,066) $(17,390,224)
                             ============ ============ ============ ============ ============= =============
Basic net (loss) per share
   Previously reported       $     (.003) $     (.003) $     (.002) $     (.008) $       (.01) $      (.034)
   Adjustment                          -            -        (.001)       (.001)            -             -
                             ------------ ------------ ------------ ------------ ------------- -------------
   Restated                  $     (.003) $     (.003) $     (.003) $     (.009) $       (.01) $      (.034)
                             ============ ============ ============ ============ ============= =============



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

Note E - Purchase of Mining Prospect

On July 2, 2002, the Company signed a definitive purchase agreement with the board of directors and membership representatives of the United Cangalli Gold Mining Cooperative Ltd. ("UCL") to acquire the original Cangalli mining concessions. The purchase price consists of $300,000 cash, 3,944,500 shares of Company common stock valued at $394,450 ($.10 per share), and the assumption of $175,000 of UCL obligations maturing over several years. The agreement also cancels the 18% gross royalty held by UCL.

Note F - Event Subsequent to September 30, 2002

On October 3, 2002, the Company announced it began processing gold bearing ore at its Cueva Playa early stage production plant in Cangalli, Bolivia.