Form 10KSB
period 2002-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2003-04-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

                        December 31, 2002

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from __________ to __________.

                  Commission file number 0-23726

                 GOLDEN EAGLE INTERNATIONAL, INC.
      ------------------------------------------------------
     (Exact name of the Company as specified in its charter)

                  Colorado                        84-1116515
            ----------------------    ----------------------------------
           (State of incorporation)  (I.R.S. Employer Identification No.)

    12401 South 450 East, Bldg. D1, Salt Lake City, Utah 84020
   -----------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the
past 90 days. [ X ]  Yes    [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment thereto.    [  ]

Issuer's revenues for its most recent fiscal year:      $419,009

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of April 11, 2003 was approximately $27,348,274. This estimate is based on the last sale price per share ($.17 on April 11, 2003) and 160,872,200 shares estimated to be held by non-affiliates.

At December 31, 2002 there were 271,123,639 shares of common stock outstanding.

At April 7, 2003 there were 291,116,353 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or ) under the Securities Act of 1933 - None.

Transitional Small Business Disclosure Format:  [  ]  Yes    [ X ]  No


PART 1

Item 1.   Business Development

(a)  GENERAL

     Golden Eagle International, Inc., was formed as a Colorado corporation on July 21, 1988. At incorporation, our name was Beneficial Capital Financial Services Corp. We changed our name to Golden Eagle International, Inc., on February 2, 1995. We are engaged in operations in the minerals industry in Bolivia through one wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia). However, we have operated in the past through two other majority-owned subsidiaries, which are discussed below, and from which we consolidated all of our operations into our wholly owned subsidiary during 2002. When we use the term "we" or "our" in this report, or similar words, we mean Golden Eagle and its majority-owned or wholly owned subsidiaries. Our subsidiaries are:


------------------------------------------------------------------------------
                        |Jurisdiction(date)|
Name (percent ownership)|of Organization   |  Description of Activities
------------------------ ------------------ ----------------------------------
Golden Eagle            | Bolivia (2001)   |This subsidiary holds all mining
International, Inc.     |                  |rights purchased from the United
(Bolivia)               |                  |Cangalli Gold Mining Cooperative
("GEII Bolivia")        |                  |on July 2,2002, and all concession
(100%)                  |                  |mining rights granted by the
                        |                  |Bolivian government, which are
                        |                  |described below in more detail.
                        |                  |This subsidiary is also the owner
                        |                  |of all of our assets, having
                        |                  |received them from GEBM during
                        |                  |2002 in an effort by the company
                        |                  |to consolidate all interests,
                        |                  |assets and operations into one
                        |                  |wholly owned subsidiary.
------------------------ ------------------ ----------------------------------
Golden Eagle Bolivia    | Bolivia (1996)   |This subsidiary is inactive
Mining, S.A. ("GEBM")   |                  |following the transfer of its
(93%)                   |                  |rights and assets to GEII Bolivia
                        |                  |during 2002.
------------------------ ------------------ ----------------------------------
Eagle Mining of Bolivia,| Bolivia (1996)   |This subsidiary has been inactive
Ltd. ("EMB") (84%)      |                  |since 2001.
------------------------------------------------------------------------------

     Affiliated and unaffiliated persons own the remaining equity interest in the GEBM and EMB subsidiaries as described below in "Certain Relationships and
Related Party Transactions."   These interests are no longer material to us.

     We have acquired numerous mining properties in Bolivia, including approximately 5,000 acres known as the "Cangalli properties." We had the Cangalli properties under a 25-year exploration and mining contract up until July 2, 2002, at which time we purchased the properties outright from the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). We own an additional four mining claims in the Tipuani Gold Mining District totaling 69,000 acres known as the "Tipuani properties." The Tipuani properties surround the Cangalli properties. The Cangalli and Tipuani properties are located in the Tipuani Gold Mining District, 62 miles north of La Paz, Bolivia.

     During 2002, we also acquired four mining claims totaling 125,000 acres in Bolivia's Precambrian Shield 138 miles north of Santa Cruz, Bolivia. These claims are known as the "Precambrian properties."

                     [Map showing location of
               Cangalli & Tipuani Valley Properties
                    and Precambrian Properties
                        is inserted here]


      We do not claim at this time that any of these properties have any proven or probable mineral reserves as defined by Industry Guide 7, SEC Regulations, although we have identified a significant amount of gold mineralization on the Cangalli and Tipuani properties, and gold, copper, silver and zinc mineralization on the Precambrian properties.

      We are a exploration-stage company (as that term is defined in Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and Industry Guide 7 promulgated under the Securities Act of 1933 ("SEC Regulations"). This term means that we have not had enough operations resulting in significant revenues or profitability to classify ourselves as a producing company. The following table sets forth our gold production history, our only source of revenues to date:


      Years                     Production                  Revenues
  -----------------  ------------------------------------  ------------
      1996-1999      21,000 grams (675.165 troy ounces)     $ 161,000
                     from the Cangalli and Tipuani
                     Valley properties
  -----------------  ------------------------------------  ------------
    2000-9/30/2002                   -0-                    $   -0-
  -----------------  ------------------------------------  ------------
  4th quarter, 2002  43,847 grams (1,410 troy ounces)       $ 419,009*
                     from the Cangalli property
  -----------------  ------------------------------------  ------------
  1st quarter, 2003  36,424 grams (1,171 troy ounces)       $ 400,000
                     from the Cangalli property              (approx.)*
  -----------------  ------------------------------------  ------------

* Some revenues from gold sales are not realized until the following quarter.

     The mining industry uses weights and measures that are not commonly used in the United States, including grams, troy ounces, and metric tons, and we will use these measures throughout this report. All references to "ounces" will be to troy ounces whether or not so specified; all references to tons will be to metric tons, whether or not so specified. The following chart explains the relationship of these measures, and relates them to the weights commonly used in the United States.

----------------------------------------- ------------------------------------
Commonly Used Weights in Gold Exploration| Conversion into Avoirdupois Weights
                                         | Commonly Used in the United States
------------------------------------------ -----------------------------------
 1 troy ounce = 31.1034807 grams         | 1 troy ounce = 1.097 ounces
 32.15 troy ounces = 1 kilogram          | 14.583 troy ounces = 16 avoirdupois
 32,150 troy ounces = 1000 kilograms     |   ounces = 1 pound
   = 1 metric ton                        | 29,166 troy ounces = 1 avoirdupois
                                         |  ton
----------------------------------------- ------------------------------------

     On September 30, 2002 we commenced operations at our Cangalli, Bolivia gold mine. This operation initially processed an average of 1,000 tons of ore per day; during the latter part of the fourth quarter of 2002 we doubled our plant capacity from 1,000 to 2,000 tons per day. We processed 92,700 tons of ore during the quarter to recover 43,847 grams of gold. Gold grades recovered during that period were .946 grams of gold per cubic meter, or .473 grams per ton. Those grades were 89% higher than grades we used in our financial modeling for the project.

     This report includes a significant amount of information about Bolivia and references amounts in United States dollars. Substantially all of our transactions in Bolivia are reflected in dollar-denominated amounts and, therefore we do not bear any significant risk of devaluation or inflation of Bolivian currency.

     As noted, the future conduct of our business and our response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated. Certain statements contained in this report using the terms "will," "may," "expects to," "believes," "projects," or "estimates," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond our ability to predict or control and that may cause actual results to differ materially from the projections or estimates that are contained in this report. These risks include, but are not limited to, the risks described in this report, and the other risks associated with start-up mineral exploration operations in developing countries. Certain of our previous projections have proven to be incorrect, and in some cases materially so. It is important that each person reviewing this report understands the significant risks attendant to our operations. We disclaim any obligation to update any forward-looking statement made herein.

(b) BUSINESS OF ISSUER

Our Properties
--------------

     The Cangalli Properties. In October 1995, we began reviewing potential mining opportunities in Bolivia. Thereafter, we conducted a site visit to the Tipuani Gold Mining District (approximately 62 miles north of the Bolivian capital of La Paz). Our representatives traveled to the town of Cangalli, approximately two kilometers down river from the town of Tipuani, a well-known gold mining center in Bolivia. We hired an independent geologist to evaluate the Cangalli area. This geologist reported that the area merited further study and was highly prospective for sizeable gold deposits.

     Contract for Exploration and Mining on the Cangalli Properties.

Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 (through one of our subsidiaries) we entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. ("UCL"), a Bolivian cooperative consisting of 118 members. We operated under this contract from the date of its signing through July 2, 2002. Our contract with UCL included the following terms and conditions:

     the rights to explore and mine an area consisting of 11 concessions along the Tipuani River, covering an area of 2,004 hectares (5,000 acres),

     for a 25-year period (through 2019), and was renewable for an additional 25 years through 2044, providing for a gross royalty to be paid to UCL of 18% of all gold production, and imposed certain work obligations, which we believe were fulfilled through the entire term of our agreement with UCL.

     Based on our interpretation of the contract with UCL, we believe that our only remaining material obligation to UCL at the time that we purchased its property outright was to pay the gross royalty on any production we may have achieved pursuant to the contract.

     Purchase of the Cangalli Properties from UCL.

     On July 2, 2002 we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli properties. We actually ended up purchasing 5,125 acres. This purchase completely freed our Cangalli properties from any royalty whatsoever. The purchase consisted of the payment of $300,000 in cash, 3,944,500 shares of Golden Eagle's restricted common stock valued at $0.10 per share, and the assumption of $175,000 of UCL's existing debt payable by us over the course of 4 years. These shares were issued for investment purposes pursuant to exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation S.

     We also agreed in a separate lease agreement to lease the use of the 1,000-foot deep Cangalli shaft back to the Co-op for a period of 99 years, with a 10% gross royalty on gold production back to Golden Eagle, so that the Coop members not working for us can remain involved in gold mining in their own community.

     The UCL leadership distributed 35,000 shares of our common stock to each Coop member. This distribution was accomplished pursuant to the provisions of Regulation S, which allows offshore distributions to those who are non-residents of the United States, and which prevents the shares from flowing back into the United States markets for at least one year. After the expiration of the one-year holding period, the shares may only be traded in the United States markets pursuant to the requirements of Rule 144, promulgated under the Securities Act of 1933.

     Golden Eagle paid one-time transfer taxes of $9,000. We also pay $2,075 per year to the Bolivian government in mining patent fees. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

     The Tipuani Properties. In November 1999 and October 2000, we acquired four mining claims in the Tipuani Gold Mining District, surrounding our Cangalli properties, 62 miles north of La Paz, Bolivia, with a total acreage of approximately 69,000 acres. Our geological reconnaissance studies indicated that these properties were highly prospective for gold deposits similar to that found on the Cangalli Properties. In exchange we committed to pay to the Bolivian government annual fees of $27,825. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

     The Precambrian Properties. In June of 2001, we acquired four mining claims in Bolivia's Precambrian Shield with a total acreage of approximately 125,000 acres, as well as the existing reports on the area, for 10 million shares of our common restricted stock valued at $300,000 ($0.03 per share). These shares were issued for investment purposes pursuant to exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, and Regulation S.

     We also pay $50,000 per year to the Bolivian government in mining patent fees. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

     These properties were explored by our geologists and were found to be highly prospective for extensive near surface gold mineralization and deeper mineralized volcanogenic massive sulphides ("VMS") systems potentially containing gold, copper, silver and zinc.

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

     Early Spanish historians recorded that the province of Larecaja, in which the Tipuani Gold Mining District is located, contributed about 126 kg of gold
per year to the Inca Emperor at Illabaya.   For this and other purposes, the
Incan natives constructed a network of roads in Bolivia and Peru, some of which are still in use today.

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

     Historical sources have estimated that the total production of gold from the Tipuani District may reach figures close to 200 tons of gold for each of the 16th, 17th, and 18th centuries. It was near 200 tons for the 19th century and about 500 tons for the 20th century. For its known history of almost 1,000 years of mining, according to these historical sources, the Tipuani District may have produced no less than 1,000 metric tons of gold, or more than 32 million troy ounces. Based on information from Aramayo Company records from the 1930s and 1940s, the ore grades mined were usually very high, from a few grams to many troy ounces of gold per ton.

Geological Reports
------------------

     Since 1995, we have commissioned several reports on our Cangalli and Tipuani properties. These reports generally reach positive conclusions regarding our properties, but also recommend that we perform a significant amount of work to further explore and develop our properties to confirm their conclusions. The reports we have received are:

     * One report that Albert F. Trites, geologist, (Denver, Colorado) prepared for us in December 1995;
     * Two reports Guido Paravicini, geologist, geophysicist and mining engineer, (La Paz, Bolivia) prepared for us, dated April 1997 and May 1998;
     * One report that Behre Dolbear & Co., Inc., mineral consultants, (Denver, Colorado) prepared for us, dated June 1999;
     * One report that Ronald L Atwood, Ph.D., metallurgist, (Salt Lake City,
       Utah) prepared for us, dated August 1999;
     * One report that Giovanni Viscarra, geologist, (La Paz, Bolivia) prepared for us, dated April 2001;
     * One report, in the form of a comprehensive business, mining and processing plan, that Ronald L Atwood, Ph.D., metallurgist, (Salt Lake City, Utah) prepared for us, dated April 2001.

     Our most recent report, which is a comprehensive business, mining and processing plan, is dated April 2001, and relies in great part on Dr. Atwood's previous August 1999 report, and Mr. Viscarra's April 2001 report. This most-recent report was prepared, principally, by Ronald L. Atwood, Ph.D. Dr. Atwood is a metallurgical consultant and former chief metallurgist for Newmont Mining. At the time he prepared his first report in 1999, Dr. Atwood was a member of our technical advisory board. Dr. Atwood is now a member of our Board of Directors and is our Vice President of Development.

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

     . Recommendation regarding operations. Dr. Atwood recommended in his report that we consider installing a 400-ton-per-hour, 8,800-ton-per-day, mining operation and recovery plant at the Chaco Playa site. He provided a mine plan and economic projections for his recommended operation based on various scenarios. His estimated cost for the plant construction, mining equipment acquisition, and operating and administrative costs during the start-up phase was $3 million, but ramping up operations could begin with a smaller investment. Dr. Atwood stated that he believes that his recommended mine plan would be the best and most cost-effective method for creating positive cash flow while also gathering a significant amount of information regarding the Cangalli gold deposit.

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

     We did receive an investment of $1.3 million in early 2002 to initiate a scaled-down version (1,000 tons per day) of Dr. Atwood's projected plant, and to build out our interior mine infrastructure. On September 30, 2002 we commenced operations at our Cangalli gold mine at the rate of 1,000 tons per day from our open pit operation. By November, we had increased our open pit production capacity to 2,000 tons per day. By the end of the fourth quarter, December 31, 2002, we had processed 92,700 tons of ore, and had recovered 43,847 grams, or 1,410 troy ounces, of gold.

     Subsequent to year-end 2002, on February 10, 2003, we announced the conversion from our open pit operations to more cost-effective underground block caving from our interior mine while maintaining a production capacity of 2,000 tons per day.

     Also subsequent to year-end 2002, we announced that we had received the financial commitments for the necessary $600,000 to expand our production capacity from 2,000 tons per day to 3,500 tons per day. We project that once we have reached 3,500 tons per day, our Cangalli gold operation will reach and surpass its break even point, and will enter into profitability. We consider this expansion as an intermediate step toward our ultimate goal of expanding our operation to be able to process 11,000 tons of ore per day.

     However, we cannot offer any assurance that we will be able to obtain the additional, sufficient amount of financing to complete the recommended plan of constructing the 11,000 ton-per-day plant on commercially reasonable terms, if at all.

     Principal products or services and their markets
     ------------------------------------------------

     We began our operations as a minerals and metals exploration company with limited production. We have commenced commercial operations, but we have yet to achieve profitability.

Our principal product is gold. We sold the gold resulting from our exploration and development activities within the Bolivian gold market, which is subject to the same international conditions affecting all gold markets. In 2002, gold experienced a significant resurgence and reached 6-year highs. Gold's trading range during 2002 was between $300 and $390 per troy ounce. Subsequent to year-end 2002, we have seen a decline in gold's market price, but it still continues stronger than at any time during the preceding 6-year period. On April 11, 2003, gold was trading in the range of $327 per troy ounce.

     Distribution methods of the products or services
     ------------------------------------------------

     We have used distribution methods that are customarily employed within the mining industry for the sale of our gold. We do not contemplate that we will be employing any distribution methods that would be considered innovative or unusual.

     Status of any publicly announced new product or service.
     -------------------------------------------------------

     Not applicable.

     Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition.
     ---------------------------------------------------------------

     We are a small participant among the firms that engage in the gold mining industry. Many of our competitors are companies with significantly greater financial and personnel resources, as well as technical expertise, than have we. Our combined financial resources and management experience of our officers and directors are limited and we have encountered, and will continue to encounter, substantial competitive disadvantages compared to our competitors.

     Sources and availability of raw materials
     and the names of principal suppliers.
     ---------------------------------------

     As of December 31, 2002 we required no significant raw materials, other than mine timbers and routine mining supplies. Our sustained mining operations in Bolivia have required significant quantities of mining equipment and supplies. Such items are often in short supply and deliveries are sometimes impeded by severe weather, political strife, such as road blockades by the Bolivian Central Workers Union, the National Farmers Organization, or other organized groups, and primitive road conditions. Nevertheless, we have always been able to meet our requirements to date. We cannot guarantee that will always be the case.

     Dependence on one or a few major customers.
     ------------------------------------------

     Gold is our primary product and we are not dependent on a few major customers. Bolivia has a robust gold market and the product is principally consumed domestically in the manufacture of 18 karat gold jewelry for later export to the European and Indian markets. Selling our raw gold into the local Bolivian market eliminates several security-related problems associated with storage and shipping gold to foreign markets.

     Patents, trademarks, licenses, franchises, concessions,
     royalty agreements or labor contracts, including duration.
     ---------------------------------------------------------

     Not applicable.

     Need for any government approval of principal products or services.
     ------------------------------------------------------------------

     We are not obligated to receive approval of our principal products or services. Some activities in which we are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. We have all permits required for these activities.

     We are also required to have environmental permits to mine, process ore and create mine waste impoundments. Through year-end 2002, we were mining on the basis of conditional use permits. Subsequent to year-end, in March 2003, we received our permanent environmental permits. We are required to provide the Bolivian Vice Ministry of the Environment and Natural Resources with ongoing information regarding the environmental impact of our operations as they continue into the future. Our ability to continue our mining activities depends on our compliance with Bolivian law and with the conditions of our environmental permitting.

     Effect of existing or probable governmental regulations on the business.
     -----------------------------------------------------------------------

     We intend to concentrate our immediate efforts in developing our Bolivian mining prospects and obtaining all necessary governmental approvals. The effect of such governmental regulations on its business should not cause us to incur any delays in commencing operations but may directly affect our ability to continue operations. Bolivia has traditionally been a mining country and has attempted to favor mining within its regulatory framework and enforcement. It is impossible at this time to determine within any reasonable degree of certainty the effect of any future regulations on our proposed business.

     Research and development activities.
     ------------------------------------

     We have not and do not intend to engage in any research and development activities except for the exploration and mining of our mining properties as described above.

     Costs and effects of compliance with environmental laws.
     -------------------------------------------------------

     We propose to engage in an industry that is historically subject to extensive, time consuming, and expensive compliance with environmental law. There is, and can be, no assurance that we, with our small financial resources and limited personnel, will be able to comply with such environmental laws and yet be able to operate in a commercially profitable manner. As indicated above, we do currently have our permanent environmental permits for our operations at Cangalli, Bolivia, and intend to maintain those permits in good standing.

     In addition, we have retained an engineering firm to monitor our subsidiary's compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

     Number of total employees and number of full-time employees.
     -----------------------------------------------------------

     At December 31, 2002, we directly employed 38 full-time employees in our head offices in Salt Lake City, Utah, our administrative offices in La Paz, Bolivia, our administrative field offices in Cangalli, Bolivia, and our mine and plant in Cangalli, Bolivia. We also employ approximately 25 temporary miners and laborers at our mine and plant in Cangalli, Bolivia.

     In addition, we had at year-end several consultants and advisors as necessary to provide assistance to management.

Item 2. Property

     Golden Eagle's 75,125 acres of land holdings in the Tipuani Gold Mining District of Bolivia are discussed in detail in this report under "The Cangalli Properties" and "The Tipuani Valley Properties" Also, our 125,000 acres of land holdings in the Precambrian Shield of eastern Bolivia are discussed in detail in this report under "The Precambrian Properties." Our properties and substantially all of our operations are conducted in remote areas of the province of Larecaja in the state of La Paz, Bolivia, and in the province of Ascension de Guarayos in the state of Santa Cruz, Bolivia. Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. The Bolivian climate is harsh much of the year in our work areas, often depending on the rainy season's length and severity. Although internal transportation within Bolivia is generally good, access may become difficult during short periods during the rainy season (generally November-March).

     Our executive office in the United States is located at 12401 South 450 East, Bldg. D1, Salt Lake City, Utah 84020. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,920 per month on a one-year, renewable lease that expires in 2003.

     In 2002, we entered into a one-year office lease at Av. 16 de Julio, No. 1525, Edif. Mutual La Paz Penthouse in La Paz, Bolivia. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,700 per month, with no escalation during the term of the lease. (This office space was shared with a private mining company, Bolivian Copper Chemical Company, S.A., ["BCCC"], which contributed one-third of the office lease costs, phones, and utilities. BCCC was a company with which Mr. Turner, Dr. Atwood and Mr. Delozier were affiliated, however, that affiliation ended in November of 2002 when they resigned their positions with BCCC. In addition, BCCC moved its offices to a different location.)

     Golden Eagle's operating subsidiary, GEII Bolivia, owns the mining and processing equipment which is located on the Cangalli properties under its control, or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices. This equipment includes heavy earthmoving equipment and general support equipment for the mining industry. In addition, GEII Bolivia owns equipment acquired from UCL, which includes one Caterpillar 933 front-end loader, real property in proximity to the Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment.
GEII Bolivia also owns various support vehicles and trucks. We believe that all of this equipment and the vehicles are in good condition, suitable for use in our mining operations.

Item 3. Legal Proceedings

     At year-end 2002 there were no actual or threatened legal proceedings against Golden Eagle, any Officer, Director or affiliate.

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

     The following table shows the high and low bid of our common stock during the last two years and the current fiscal year. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

         2001                     Low Bid     High Bid
         ------------------------ ----------- --------
         First Quarter            $.05        $.105
         Second Quarter           $.05        $.10
         Third Quarter            $.04        $.065
         Fourth Quarter           $.045       $.08

         2002                     Low Bid     High Bid
         ------------------------ ----------- --------
         First Quarter            $.045       $.135
         Second Quarter           $.10        $.185
         Third Quarter            $.10        $.309
         Fourth Quarter           $.24        $.284

         2003                     Low Bid     High Bid
         ------------------------ ----------- ---------
         First Quarter            $.17        $.263

     It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may create a significant price fluctuation.

     Holders

     As of December 31, 2002, there were approximately 1,159 shareholders of record of Golden Eagle's common stock. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise. We are authorized to issue 800,000,000 common shares, of which we have issued 271,123,639 shares as of December 31, 2002. In addition, we are authorized to issue 10,000,000 preferred shares. We have not issued any shares of preferred stock.

     Item 701 of Regulation SB Recent Sales of Unregistered Securities

     Item 701 requires disclosure of all equity securities sold by Golden Eagle during 2002 and subsequently that were not registered under the Securities Act of 1933 (the "1933 Act"). During 2002 and subsequently, we sold unregistered securities in three categories in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act, and Regulation S under the 1933 Act.

     . Restricted common stock sold to accredited investors for cash, most of whom were pre-existing shareholders;

     . Restricted common stock sold to accredited investors for services or other non-cash consideration, or in offshore transactions;

     . Convertible debentures sold to accredited investors for cash.

     We did not engage in any public advertising or general solicitation in connection with any of these transactions. We provided or offered to provide every investor or convertible debenture purchaser disclosure of every aspect of our business, including our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business and corporate information.

     Every investor or convertible debenture purchaser was invited to review all of the foregoing information available through our web site, www.geii.com, which links to the SEC EDGAR electronic filing service, as well as other market sources with current and historical information on market trading in our common stock. Based on our conversations with, disclosures to, and exchange of information with, each of the accredited investors and convertible debenture purchasers, we believe that each understood the risks associated with purchasing our securities. Each investor executed and returned to us a subscription agreement in which the investor acknowledged that he or she had reviewed such information as the investor believed to be material or relevant to his or her investment, that the investor had consulted with his or her personal advisors regarding the investor, that the investor understood the restricted nature of the securities being acquired, and other factors material to the availability of an exemption from registration (including the investor's status as an accredited investor or a non-US person).

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

     The following chart summarizes the securities issuances generally described above:

             Number of    Dollar     Per share      Type of        Securities
             Shares       Amount     Price          Consideration  issued
             ------------ ---------- -------------- -------------- ----------
2002
----
1st quarter  10,930,100   $  327,903 $.03           Cash            Common
                625,870   $   29,269 $.03-$.08      Services        Common
                300,000   $   15,000 $.05           Financing       Common

2nd quarter  13,358,698   $  431,161 $.03 to $.05   Cash            Common
              2,230,000   $  269,150 $.05 to $.08   Service         Common
              4,000,000   $  420,000 $.105          Financing       Common

3rd quarter   5,330,833   $  244,950 $.03 to $.10   Cash            Common
              1,412,500   $  183,938 $.105 to $.155 Service         Common
              3,944,500   $  394,450 $.10           UCL interests*  Common
                300,000   $   40,500 $.135          Financing       Common

4th quarter   2,446,683   $  333,203 $.10 to $.15   Cash            Common
              2,132,500   $  551,438 $.24 to $.275  Services        Common
             18,000,000   $5,112,000 $.284          Stock Option    Common

2003
----
1st quarter  35,000,000   $1,050,000 $.12 to $.15   Cash            Common
             12,264,456   $2,281,188 $.186          Stock Option    Common


* The UCL distributed these shares to its 118 members, all of whom are Bolivian citizens and residents, but none of whom were accredited investors. Each of the UCL members acknowledged in writing receipt of information regarding Golden Eagle and the restricted nature of the shares that each received.

   The price paid for the common stock is based on the market price of our common stock as reported from time-to-time on the OTCBB and, therefore, fluctuates. The conversion price of the debentures was negotiated with the accredited investors who acquired the debentures.

     Our annual report on Form 10-KSB for the year ended December 31, 2001, set forth Information that we believed to be accurate with respect to Mr. Pfeffer's relationship with Golden Eagle at the time. After reviewing the Form 10-KSB, Mr. Pfeffer advised Golden Eagle that the description of the conversion privilege did not set forth the agreements between the parties, as he understood them to be. We understood Mr. Pfeffer's investment and his right to convert to be 50% of the average closing price for the previous three trading days, or $0.03, whichever is greater." Mr. Pfeffer stated that his agreement with Golden Eagle was based on the lesser of those prices. After discussion, Golden Eagle accepted Mr. Pfeffer's position and re-issued a Convertible Debenture to him on November 1, 2002, to supercede and replace all of the convertible debentures previously issued on the terms as described below.

     These shares are underlying convertible debentures and, therefore, are not currently issued or outstanding.

     Convertible Debentures sold in 2002 are not reflected on the table above, but contain terms and conditions that include: a four-year term running through 2006; interest accruing at 10% per annum, and 12% per annum in the event of default; principal and accrued interest are convertible at any time, in any proportions, prior to Golden Eagle given notice of its intent to repurchase the debenture, at 50% of the average closing price for the previous three trading days, or $0.03, whichever is less.

     The shares underlying these convertible debentures have not been issued, and may not be issued. The debenture holder would have to convert the debenture amount, plus any accrued interest, into our common shares, for the number of shares to issue. Therefore, this number of shares is not counted in our undiluted share number.

     The actual number of underlying, potential shares that are issuable in the event of conversion of convertible debentures sold in 2002 by quarter are the following:

     . First Quarter: $905,000 in cash for the potential exercise of 30,166,667 shares;

     . Fourth Quarter: $3,100,726 in cash for the potential exercise of 103,357,528 shares.

     These convertible debentures include those of Mr. Pfeffer that were sold over the course of 2000, 2001 and 2002, however were all consolidated into one re-issued convertible debenture and extended in November of 2002 as discussed above.

     (c)  Dividends

     We have never paid a cash dividend on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our expanding operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

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

     Liquidity and Capital Resources. At December 31, 2002, and subsequently, we had significant working capital shortages. At that date, our working capital (current assets minus current liabilities) was $(3,078,753). This deficit was reduced by cash and receivables generated from gold production in the fourth quarter. Even so, in view of the current deficit, we have had to focus on conserving cash for our most important obligations and seeking other means to pay or defer as many obligations as possible.

     In addition to using our capital resources to meet our general and administrative obligations in the United States and Bolivia, we have also used our capital resources:

     . to pay expenses associated with our exploration, evaluation, rehabilitation and maintenance activities in Bolivia;

     . to meet our commitments under our agreement with UCL and to purchase the Cangalli Properties outright (as we did on July 2, 2002); and

     . to pay the costs and fees for the acquisition of the Tipuani Valley and Precambrian properties.

     Short-Term Debt Financing. We have been required to finance our operations with an inadequate amount of cash during the past six years. We have been able to do so in part through the sale of our equity in private placement transactions to accredited investors and investors outside of the United States, but we have also relied on a significant amount of short-term debt financing from affiliates and non-affiliated persons. This short-term debt financing includes:

     * short-term loans from affiliates and unrelated parties,
     * a $1,000,000 loan from the Frost National Bank of Houston, Texas made in May 1997, currently due November 30, 2003, requiring interest to be paid monthly, and guaranteed and collateralized by affiliated shareholders as described below in "Certain Relationships and Related Party Transactions,"
     * deferring payment of compensation to our executive officers (which have been significantly decreased by those executive officers and former officers through the waiver of a large portion of the accumulation), the balance of which we will pay when we have funds available,
     * extending the payment terms on accounts payable accrued during the past six years, and
     * more recently receiving funds from accredited investors in exchange for convertible debentures.

     At December 31, 2002 our current liabilities were $3,700,738. These liabilities are all due within the next twelve months. We do not have, and will not have, sufficient funds to pay those liabilities unless we are able to raise sufficient capital or unless those creditors accept equity in satisfaction for, or to renew, the debt. There can be no assurance that we will be able to meet these financial obligations, or extend them, however we project that we will be able to either pay them, or arrange for their extension, as we have done in the past.

     Equity Financing. In order to alleviate our working capital shortages, we have raised equity financing during the past several years through the sale of shares of our restricted common stock to accredited investors and investors not in the United States. We have issued shares for cash, in consideration of fees incurred, and to repay debt. The following paragraphs describe certain of these equity transactions:

     . On June 28, 2001 we issued 10,000,000 shares of our restricted common stock, valued at $300,000 ($0.03 per share), to three individuals in exchange for three mining claims consisting of 125,000 acres, and all proprietary information regarding these claims, located 138 miles north of Santa Cruz, Bolivia, in the Precambrian Shield.

     . During 2002, we issued a total of 32,066,314 shares of restricted common stock to accredited investors (non-affiliated), or $1,337,211 (at prices ranging from $.05 to $.15 per share). These private placements were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder. We used these funds to meet general and administrative expenses in the United States and in Bolivia; for property acquisition costs; and, for mine, plant construction costs, as well as infrastructure improvement costs.

     . During 2002, we were able to pay for various professional services and property acquisition costs (the equity portion of the purchase agreement with UCL for the Cangalli Properties), with our restricted common stock and used 10,345,370 of those shares, valued at $1,428,195 (ranging from $0.03 to $0.275 per share) for that purpose.

     . We also used 4,600,000 shares of our restricted common stock valued at $475,500 to pay costs associated with financing several smaller operating loans into which we have entered over the course of the past six years, as well as an inducement to the Seydler Trusts to extend their larger operating loans and to continue guaranteeing our commercial loan for $1 million with Frost Bank of Houston, Texas.

     . Furthermore, in March of 2002, we used 1,000,000 of our common shares valued at $70,000 ($0.07 per share) to settle an ongoing legal dispute with a former officer of Golden Eagle. However, the settlement was accrued during 2001 since the dispute related to earlier periods.

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

     Convertible Debenture Agreements. In a further effort to meet our working capital obligations, we entered into various convertible debenture agreements with two accredited investors who are also shareholders during 2000 and 2001 for a total of $2,065,000. The terms of those debentures were recently renegotiated in October of 2002 and are the following:

     .  A four-year term running through 2006;
     . Interest accruing at 10% per annum, and 12% per annum in the event of default;
     . Principal and accrued interest are convertible at any time, in any proportions, prior to Golden Eagle given notice of its intent to repurchase the debenture, at 50% of the average closing price for the previous three trading days, or $0.03, whichever is less.

     During 2002, three accredited investors purchased convertible debentures with a total value of $1,771,325. The terms and conditions of those debentures are the following:

     .  A four-year term running through 2006;
     . Interest accruing at 10% per annum, and 12% per annum in the event of default;
     . Principal and accrued interest are convertible at any time, in any proportions, prior to Golden Eagle given notice of its intent to repurchase the debenture, at 50% of the average closing price for the previous three trading days, or $0.03 to $0.12, whichever is less.

     Private Placements Subsequent to Year-End 2002. We have also continued to make private placements during the first quarter of 2003 with 27 accredited investors. As of March 28, 2003 we had received $514,348 in private placement proceeds in exchange for 4,520,802 shares of restricted common stock. Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

     Gold Production. We commenced production at our Cangalli, Bolivia gold mine on September 30, 2002. In the fourth quarter of 2002 we produced 43,847 grams, or 1,410 troy ounces. Subsequent to year-end, as of March 18, 2003, we have produced 36,424 grams, or 1,171 troy ounces, of gold. To the extent we have received revenues from our gold production, we have used those revenues to defray a portion of the costs of our Bolivian operations. Although we believe that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli and the Tipuani Valley properties, and gold and other valuable minerals from the Precambrian properties, at some time in the future, commercial mining and production will require a significant amount of capital investment which we do not currently have available, and we cannot offer any assurance that our revenues will be sufficient to meet our expenses.

     Capital Commitments.
     -------------------

     We have no significant capital commitments other than those obligations to continue to evaluate and explore our properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially, to meet our obligations to pay amounts due for annual payments for our properties, and to complete our obligations on our purchase agreement with UCL for the acquisition of the Cangalli Properties. Contained within those capital commitments are contractual cash obligations which are set out below:

Contractual                      Less                                 After
Cash Obligations     Total       Than 1 Year   1-3 Years   4-5 Years  5 Years
-------------------- ----------- ------------- ----------- ---------- -------
Related Party Debt   $1,120,266  $1,120,266

Unrelated Party Debt $1,020,800  $1,020,800

Debentures           $3,836,325                $3,716,325  $120,000

UCL Assumed Debt     $175,000                              $175,000

Mining Claim Fees    $398,000    $79,600       $159,200    $159,200

Building Leases      $37,900     $37,900

Other Commercial
 Commitments         $36,000     $36,000

Total Contractual
 Cash Obligations    $6,624,291  $2,294,566    $3,875,525  $454,200


     Critical Accounting Policies

     Beneficial Conversion Feature of Debentures. In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the market price of the stock at the commitment date in excess of the conversion rate of the of the debentures and related accruing interest is recorded as a discount to the related debt and addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt.

     Effect of New Accounting Pronouncements. In August 2001, the FASB issued
SFAS

No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact of the adoption of this statement.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from the retirement of debt to be classified as extraordinary items net of income taxes. The standard requires that gains and losses from the retirement of debt be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. We do not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. This plan is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of the adoption of this statement.

     In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" This amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

     We have adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.

     Stock based compensation. From time to time we issue shares of common stock as payment for services to consultants and employees. Any stock issued for this purpose is priced and accounted for at the actual closing market price on the day of issue. The total number of shares issued times the closing stock price is booked as an expense.

     Non-cash impact of share-for-share options exchange. Our Board of Directors may occasionally grant options to officers, directors or other employees of the company for a sound business purpose. The vesting period for our most recent options granted was one year and a non-cash option expense was booked at the time the options were granted. At the time options are exercised, the grantees may exercise shares in a like-kind, share-for-share exchange for net stock issued to them at the market price of the stock on the date of the transaction. The price is multiplied by the total net number of shares that are received to come up with the compensation expense.

     Variable Accounting Bearing on Special Non-Cash Impact Due to Options. If the previously discussed exercise transaction takes place in a previous period, it may create a modification to the existing agreement and require variable accounting. Under variable accounting, we must recognize at the value of the remaining options outstanding. Normally the remaining number of options would be valued at the stock price at the end of the period in which the first exercise is made. If we know the exact number of options exercised subsequent to the end of the period, and the price of the stock at the subsequent exercise date, we may use those prices to calculate the value of the remaining options. The value of both the net shares exercised on the first exercise date, together with the value of the net shares exercised for on date in the subsequent period, are calculated as a non-cash expense and totaled.

     Results of Operations. Our operations have resulted in significant losses and negative cash flow from operations during the past several years. As a result of the lack of significant revenues generated from mining operations, ($419,009 during 2002, and a total of $161,000 in post-royalty revenues between 1996 and 2001 while conducting rehabilitation, maintenance and exploration of our Cangalli gold mine and other properties), our general, administrative and other costs have vastly outstripped the resources we have generated through operations. As described above in "Liquidity and Capital Resources," we have been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), private placements and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. There can be no assurance that we will be able to continue to finance our operating losses in such a manner.

     The following sets forth certain information regarding our results of operations during 2002 compared with 2001.

     During 2002, our operating expenses were $10,713,460 a 496% increase over our 2001 operating expenses of $1,796,613. As a result of having limited revenues from operations, we incurred operating losses of ($10,294,451) in 2002 and as compared to a loss of ($1,796,613) in 2001. A substantial amount of our loss, in fact 72%, is attributable to a non-cash administrative expense of $7,393,189 taken in 2002 for stock options issued on March 20, 2002 to our president and CEO, as well as a former president and CEO, who is also a guarantor on a number of our loans, that were exercised during 2002.

     In addition, during 2002 we paid consultants approximately $312,250 in stock. Compensation costs are expected to increase in 2003 and beyond if we are successful in expanding our operations in accordance with our business plan.

     Our general and administrative expenses for 2002 rose by 85% over 2001 from $1,498,398 to $2,772,462 in 2002, and we expect that these expenses will continue at approximately that same rate during 2003 as we continue to expand operations.

     Exploration expenses in 2002 were virtually the same, totaling $257,487 compared to $231,491 in 2001. These expenses may go up significantly in 2003 as we focus more attention on our Precambrian properties.

     In addition, depreciation increased by 51% in 2002 to $101,166 compared to $66,724 in 2001. As we acquire and depreciate more mining equipment, this figure should continue to increase through 2003.

     Legal expenses in 2002 were essentially equal to 2001, totaling $74,306 and $79,755 respectively. All litigation in the United States and Bolivia was resolved in 2002. These expenses will increase in 2003 as we maintain our environmental permitting, contract more employees, and expand our operations.

     Accounting expenses in 2002 were also essentially equal to 2001, totaling $60,349 and $58,243 respectively.

     We expect that future legal, accounting and other professional expenses will increase in 2003 due to increased administrative activity on our part regarding production and expansion efforts.

     We incurred interest expenses in 2002 of ($2,216,046), as compared to a similar 2001 interest expense of ($821,805). This 169% increase was substantially attributable to a $1,252,109 non-cash amortization of the convertible debenture beneficial conversion feature. This is an accounting benefit given to the difference between the strike price at which amounts owing under the existing convertible debentures may be converted to common shares of our stock, and the actual trading price average over the course of the period. The difference has to be recognized as a benefit to the convertible debenture holder, and an interest expense to Golden Eagle. Loan interest costs will increase during 2003 because of increased borrowings through convertible debenture agreements, or other loan arrangements, necessary to maintain liquidity for operating purposes.

     As of December 31, 2002, capitalized costs were principally $1,654,745, which were paid for prospect and property acquisition rights; $896,819 for mining equipment; $127,571for office equipment; and $95,238 paid for vehicles, for a total of $2,774,373. Subtracting depreciation from that number, property and equipment total $2,380,319. Together with current assets and other assets, Golden Eagle had total assets of $3,064,258 at year-end 2002.

    We had a net loss for 2002 of ($12,272,389), compared to our net loss in 2001 of ($2,617,066), resulting in a per-share loss in 2002 of ($.05) compared to the same per share loss in 2001 of ($.01). As we have discussed above, exactly 70% of that net loss is attributable to two non-cash accounting expenses: first, a non-cash charge of $7,393,189 as the expense related to stock options granted and exercised during 2002; and, second, a non-cash charge of $1,252,109 resulting from the amortization of the convertible debenture beneficial conversion feature. We anticipate that the trend of net losses will continue in 2003, as we invest further in developing our Cangalli, Tipuani Valley and Precambrian properties, expanding our operation at Cangalli, and in general and administrative expenses in the United States and Bolivia, without generating sufficient revenues from those efforts to cover all overhead expenses. However, we do not believe our losses will be as large as they were in 2002 due to the one-time, non-cash accounting charges associated with the grant and exercise of options.

     Special Non-Cash Impact Due to Options. Our Board of Directors granted options to, and entered into Non-Qualified Stock Option Agreements with, Terry
C. Turner, our President, CEO and Chairman of the Board, and Mary A. Erickson, our former President, CEO and Chairman of the Board, who is also a significant shareholder and guarantor of some of our loans, on March 20, 2002. Mr. Turner was granted options to buy 25,000,000 shares of stock at a price of $0.075 a share. Ms. Erickson was granted options to buy 20,000,000 shares of stock at the same price. The vesting period for both was one year.

     During the first quarter of 2002, we booked $2,098,000 as a non-cash compensation expense for the grant of these options.

     On December 30, 2002 both Mr. Turner and Ms. Erickson exercised a portion of their options under the grant and agreement: Mr. Turner for 13,586,957 options and Ms. Erickson for 10,869,566 options. Respectively, Mr. Turner and Ms. Erickson gave us 3,586,957 and 2,869,566 shares in a like-kind, share-for-share exchange for net stock issued to them of 10,000,000 and 8,000,000 respectively. The market price of the stock at the time of the transaction was $0.284 per share. This price was multiplied by the total net number of shares that Mr. Turner and Ms. Erickson received to come up with the compensation expense.

     Variable Accounting Bearing on Special Non-Cash Impact Due to Options.

     Subsequent to year-end 2002, on March 20, 2003, Mr. Turner and Ms. Erickson exercised 11,413,043 and 9,130,434 options respectively and gave 4,599,456 and 3,679,565 shares respectively in a like-kind, share-for-share exchange for net stock issued to each of them of 6,813,587 and 5,450,869, respectively. Since the previously discussed exercise transaction took place on December 30, 2002, this created a modification to the existing agreement and required variable accounting. Under variable accounting, we must recognize at December 31, 2002 the value of the remaining options outstanding. Normally the remaining number of options would be valued at the December 31, 2002 stock price. Since we know the exact number of options exercised subsequent to the 2002 year end, and the price of the stock at March 20, 2003, we used those prices to calculate the value of the remaining options. The value of both the net shares exercised for on March 20, 2003, together with the value of the net shares exercised for on December 30, 2002, was calculated as a non-cash expense and totaled $5,295,189.

     Plan of Operations. Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (although the price of gold has strengthened significantly during the past 12-month period ranging between approximately $330 to $390 per troy ounce), our management has set the following priorities for the use of proceeds as they become available:

     . Maintenance of current operations, contractual payments, and land patent payments (which we expect will amount to approximately $1.5 million during 2003);

     . Expanding our current operational capacity from our second phase of 2,000 tons per day of gold-bearing ore to our third phase of 3,500 tons per day, which we project will allow us to reach our production break-even point (which capital expense we expect will amount to approximately $600,000 during 2003);

     . Implementation of recommendations from the geological and metallurgical reports (which we expect will amount to approximately $3 million during 2003), including, but not limited to:

          . Constructing the 11,000 ton-per-day fourth phase of our processing plant at our Cangalli gold mine, expanding our currently-existing conveying systems for both ore and waste at the site, to begin full commercial production at a profit.

          . Using production data to enter second-stage resource and reserve confirmation work with our geological teams at the Cangalli, Tipuani Valley and Precambrian properties.

          . Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

     Since we currently have a limited amount of working capital on hand (approximately $600,000 as of March 28, 2003), our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital, and we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

     In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out all of our objectives as set out above. However, we do have sufficient working capital, for example, to complete our third-phase plant expansion. We do expect to accomplish all of our objectives above as, and if, sufficient operating funds come available. Our current financial and other difficulties, together with the risks associated with exploring for and mining gold in Bolivia, and the current price volatility of gold, all combine to make it more difficult for us to raise much needed funds on reasonable terms.

     Impact of Inflation and Changing Prices. We have not experienced any impact from the effects of inflation during the last three operating periods, 2000, 2001 or 2002. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum. In 2002, inflation was less than 3% per annum in Bolivia.

Risk Factors Attendant To Golden Eagle's Operations
---------------------------------------------------

     Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following highly significant factors, and the other factors described in this annual report. The risks associated with an investment in our stock include, but are not limited to:

     . volatility of commodity (gold) prices;
     . volatility of our stock prices and the lack of an established broad market for our securities;
     . the environmental risks associated with mining activities;
     . the lack of probable or proven mineral reserves as defined by Industry
       Guide 7 of the SEC Regulations on any of our properties;
     . the risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;
     . the concentration of our assets in a single area in Bolivia (our
       Cangalli gold mine) (although we have diversified our land holdings through our Precambrian acquisition in eastern Bolivia); and
     . the significant dependence on management and management's relative inexperience with certain aspects of the type of block-caving and other underground mining operations contemplated in our business, mining and processing plan.

     Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced gold in commercial quantities on a profitable basis, and continue to be an exploration stage company as that term is defined in SFAS No. 7 and Industry Guide 7 of the SEC Regulations.

     Cash Shortages Have Adversely Impacted Our Ability to Explore and Develop Our Properties. Although our operations in Bolivia are carried on through our majority-owned or wholly owned subsidiaries, the financing of those operations is solely dependent on our ability to provide capital resources. From November 1997 through the date of the filing of this report, we have experienced significant cash shortages. In the past, we have only been able to meet our financial obligations through incurring debt (which has been guaranteed by certain affiliated shareholders) and through the sale of equity to accredited investors and non-U.S. investors.

     We continue to require a significant amount of working capital even though we are now receiving cash flow from operations. It is not likely that any unaffiliated party will advance debt to us on commercial terms. Thus, we may be required to continue financing our operations through the sale of equity if we can do so in accordance with all legal requirements on terms acceptable to the Board of Directors or through debt guaranteed by affiliates.

     Our Significant Current Liabilities May Result In Our Inability to Finance Operations. At December 31, 2002, we had $3,700,738 in current liabilities. Although we have been able to extend certain of these obligations, we have also been required to use our fundraising from accredited and non-U.S. investors to meet certain of these requirements. These current liabilities divert funds needed for our Bolivian operations and also make us a less attractive investment opportunity. We currently do not expect to have sufficient funds to pay these current liabilities when due. We are continually seeking to renegotiate the amounts due to extend these liabilities, and are investigating other means of raising sufficient capital to repay all amounts. To date we have not been able to do so, and we cannot offer any assurance that we will be able to meet these financial obligations.

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

     Potentially Conflicting Fiduciary Obligations. Laws of some states impose fiduciary obligations to creditors on companies with negative shareholders' equity, as is the case with us. Although Colorado has not addressed this question, our Board of Directors is acting in cognizance of this duty that might, in certain circumstances, conflict with our duties to our shareholders.

     Activities on Our Properties. To date, we have engaged in only limited exploration activities on our Tipuani Valley properties and Precambrian properties, and more extensive exploration operations on the Cangalli properties. Our work on all of our properties has consisted of exploration work (including an amount of gold production from the Cangalli properties) and documentary investigation. Historically, expenses incurred in connection with these activities have significantly exceeded any revenues generated thereby.

     Commencement of Mining Production. Although we continue to be optimistic and believe that we will be able to generate additional revenues from our existing mining operations described above, we cannot offer any assurance when we expect to obtain the capital necessary to expand our Cangalli gold mine production to our fourth-phase 11,000 tons per day, or to commence production on our Precambrian properties. In addition, we cannot assure that once operations are expanded at Cangalli, Bolivia, or commenced on the Precambrian properties, that revenues received will exceed expenses incurred.
Furthermore, mining operations generally are attendant with risk of bodily harm to the workers, unexpected rock formations, unexpected metallurgical issues, unexpected depletion of the resource being mined, and other risks like and unlike the foregoing.

     Absence of Business Combinations. Because of our historical lack of cash to expand or finance our operations, we have sought to enter into a joint venture or other business combination with partners who are more financially capable. Notwithstanding several discussions, we have been unable to negotiate any such business combination, and we cannot assure that any potential joint venture or other partners will be interested in evaluating the Cangalli prospects, the Tipuani Valley properties or the Precambrian properties, or in negotiating a relationship with us.

     No Assurance As To the Accuracy of the Findings by Independent Consultants or Our Ability to Pursue Their Recommendations. We have assembled over one hundred geological reports and professional articles written on the subject of the Tipuani Gold Mining District in general, or specific mining operations within the District. In addition, we have performed a similar literature search on, and have been provided with reports regarding, our Precambrian properties. We have also commissioned several reports on our Cangalli and Tipuani properties. While the reports and investigations generally present positive conclusions regarding the presence of gold-bearing mineralization on our properties, they also present numerous recommendations for further exploration and possible development work. These reports are based on conclusions reached by the experts based on the information presented to them and their investigations, but the accuracy of their conclusions can only be proven by subsequent development activities. Because of our current negative working capital and lack of liquidity, we cannot offer any assurance that we will be able to expand future operations to reach the optimum 11,000 tons per day at our Cangalli gold mine, as recommended by the consultants.

     Geography and Climate in the Area of the Cangalli and Tipuani Valley Properties May Make Access to and the Development of the Properties Difficult. Our properties and substantially all of our operations are conducted in remote areas of the province of Larecaja in the state of La Paz, Bolivia, and in the province of Ascension de Guarayos in the state of Santa Cruz, Bolivia.
Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. (See, Map of Bolivia, Item 1, p. 3.) The Bolivian climate is harsh much of the year in our work areas, often depending on the rainy season's length and severity. Although internal transportation within Bolivia is generally good, access may become difficult during short periods during the rainy season (generally November-March).

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

     Please refer to pages F-1 through F-24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no disagreements with our accountants on any matters of accounting principles, practices or financial statement disclosures during 2002 through the present. On March 28, 2002, we disclosed through a Current Report filed on Form 8-K that Oatley, Bystrom & Hansen, a professional corporation of certified public accountants ("Oatley") was the independent accounting firm for Golden Eagle for the fiscal years ended December 31, 1999 and 2000. Oatley audited the Company's financial statements for the fiscal years ended December 31, 1999 and 2000. Oatley's reports for these fiscal years contained a going concern qualification as follows:

     "The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 2000 and has incurred substantial losses since its inception. The Company presently has no product or producing properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. In addition, the Company's ability to conduct future operations remains subject to other risks, including inexperienced management, operations in isolated regions of Bolivia, and the concentration of efforts in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty."

     Oatley's business was acquired by Gordon, Hughes & Banks, LLP ("GHB"), and the principal accountant who had been responsible for the Company's audit during the years ended December 31, 2000 and 1999 became employed by GHB. Consequently, on March 12, 2002, the Company engaged GHB ("GHB") to act as the independent accounting firm for the Company. As a result, Oatley was not retained. The Company had not consulted with GHB prior to its acquisition of Oatley, although it did consult with GHB prior to March 12, 2002, in connection with the transition of the Company's audit functions to GHB.

     Prior to GHB becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with GHB regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with GHB regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

     The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from January 1, 1999 to December 31, 2001, and through the date of this report, there were no disagreements with Oatley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Oatley, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

     The Company provided Oatley with a copy of the disclosures it made in response to Item 304(a) of Regulation S-B, and requested that Oatley provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Oatley's letter was filed as an exhibit to the Current Report on Form 8-K that reported the change.

     The Company had provided GHB with a copy of the disclosures it is making in response to Item 304(a)(2) of Regulation S-B, and GHB indicated that no response letter will be forthcoming.

PART III

Item 9. Directors and Executive Officers of the Company and Compliance with
        Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning our directors and executive officers (including its subsidiaries) as of December 31, 2002. These people continue to hold the stated positions as of the filing of this report:

     Name                    Age Position                     Term of Office
     ---------------------- ---- ---------------------------- ----------------
     Terry C. Turner (1)     50  President, Chairman & CEO    2/14/97-present

     Ronald L. Atwood, Ph.D. 61  Vice President for
                                 Development & Director       12/21/99-present

     Max Staheli, MBA        60  Director                     5/8/00-present

     Kevin K. Pfeffer        43  Director                     1/23/03-present

     Harlan M. (Mac)             Vice President for
     Delozier III (2)        59  Administration (Bolivia)     3/1/97-present

     Jennifer T. Evans (3)   24  Secretary/Treasurer          11/12/99-2/13/03

     Tracy A. Madsen (3)     41  Secretary/Treasurer/CFO      2/13/03-present

     Victor Hugo Bretel      57  President, GEBM              12/14/99-present
                                 General Manager, GEII (Bol)
     ___________

     (1) Director, Eagle Mining of Bolivia, Ltd. and Golden Eagle Bolivia Mining, S.A.; President of Golden Eagle International, Inc.
        (Bolivia).

     (2) Vice President of Golden Eagle International, Inc. (Bolivia).

     (3) Ms. Evans resigned subsequent to year-end 2002 as Corporate Secretary/Treasurer on February 12, 2003; Tracy A. Madsen was appointed by the Board as Corporate Secretary/Treasurer and Chief Financial Officer (CFO) on February 13, 2003.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. Jennifer T. Evans is Mr. Turner's daughter. (See, Footnote 3 above.) No other family relationships exist among the officers and directors.

     Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Golden Eagle has not held an annual meeting of its shareholders for more than the past five years. No director of Golden Eagle is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

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

     Biographical Information
     ------------------------

     A brief summary of the business experience of each person who is currently one of our officers or directors, and such person's service with us, is as follows:

     Terry C. Turner is our President, CEO and Chairman of the Board. The board appointed him to those positions on February 14, 1997. Mr. Turner received a B.A. in Political Science and a B.A. in Spanish from the University of Utah. He received his Juris Doctorate from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. Mr. Turner is also a member of the Bar of Washington, D.C., the American Bar Association and the Inter-American Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to November 2002, when he resigned those positions, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and "of counsel" to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with Golden Eagle in February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who's Who of international attorneys and mining executives for 2003.

     Ronald L Atwood, Ph.D. was appointed to the position of our Vice President of Development and a member of our board of directors on December 21, 1999. He served as a member of our Technical Advisory Board from May 1997 through December 1999. Dr. Atwood received a B.S. in Metallurgical Engineering, and a Ph.D. in Metallurgy from the University of Utah. He has published nine papers on various aspects of metallurgy. He also holds patents in the field of extractive metallurgy. Dr. Atwood was a professor of metallurgy at Michigan Tech (1972-74) and the University of Idaho (1974-75). Dr. Atwood has served on the board of Newmont Exploration, as well as Chief Metallurgist for Foote Mineral (1975-82), Director of Research for Newmont Gold (1986-87) and Newmont Metallurgical Services (1987-89), all divisions of Newmont Mining. Dr. Atwood also served as Vice President and a director of Bolivian Copper

Chemical Company, S.A., in La Paz, Bolivia, a private copper mining company, until his resignation from those positions in November of 2002. Dr. Atwood was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Max S. Staheli was appointed as a member of our board of directors on May 8, 2000. Prior to that time, Mr. Staheli served on our Technical Advisory Board from May 1997 to May 2000. He received a B.A. in Finance and an MBA from the University of Utah. Mr. Staheli worked for KPMG Peat, Marwick & Co. in Honolulu, Hawaii in the late 60's, and nine years as a manager with Atlantic Richfield Co. (1973-82). Mr. Staheli spent the last 14 years with Barrick Gold Corporation, most recently as their Controller of South American Operations headquartered in Lima, Peru. Mr. Staheli developed and implemented administrative policies and procedures for Barrick's launch into South America. He also successfully built the corporate structure for Barrick's extensive exploration and development program, which included Bolivia. Mr. Staheli was instrumental in the rapid growth of Barrick Gold Corporation in the South American market between 1994-96. Mr. Staheli was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

     Kevin K. Pfeffer was appointed as a member of our board of directors on January 23, 2003. Mr. Pfeffer received a B.A. in Economics in 1982, and an MBA in Finance and Marketing in 1984, both from the University of Chicago. From 1985 through 1995, Mr. Pfeffer worked for Fannie Mae in Washington, D.C., as the Director of Public Finance, negotiating, structuring and closing structured financings involving income-producing real estate. Mr. Pfeffer closed approximately $4 billion in financing transactions. From 1995 through 1998, Mr. Pfeffer was a Senior Vice President at the merchant banking affiliate of Zurich Insurance and Credit Suisse First Boston, located in New York, New York. Mr. Pfeffer was responsible for the merchant bank's reinsurance syndications involving mortgage and derivative securities. Mr. Pfeffer retired in 1998 to manage his own investments as a private investor in real estate and public company equities.

     Harlan M. (Mac) Delozier II was appointed to the position of our Vice President for Administration of Bolivian Operations on March 1, 1997. Mr. Delozier is a graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to November 2002, when he resigned his position, Mr. Delozier also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia.

      Jennifer T. Evans was appointed as our Corporate Secretary/Treasurer on November 12, 1999. Ms. Evans resided in La Paz, Bolivia from 1983 to 1986, and again from 1994 through 1997. Ms. Evans has studied at the University of Utah, and is currently finishing her B.A. degree in Spanish. Ms. Evans resigned her position on February 12, 2003, and was replaced on February 13, 2003, by Tracy A. Madsen.

      Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer (CFO) subsequent to the 2002 year-end, on February 13, 2003. Mr. Madsen received a B.A. in Finance from Boise State University, and an M.B.A. from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience. From 1987 to 1990, he worked as a branch manager for First Interstate Bank of Nevada. In 1990, and through 1996, Mr. Madsen became Vice President and CFO of Venada Aviation, Inc. During that same period, Mr. Madsen served as President and Chairman of the Board of three subsidiaries of Venada:
Arena Aviation, Inc., Lancelot Leasing, Inc. and Camelot Aviation Corporation. From 1996 to 2002, Mr. Madsen served as the CFO of a group of five aviation-related corporations: Tracer Corporation; Trace Air International, Inc.; Miami Holdings, Inc.; Trade Air.com, Inc. and Tracer Aviation Services Canada. From 2002 to his appointment with Golden Eagle, Mr. Madsen was an independent consultant in the areas of accounting, finance, banking, inventory cost management and administration.

      Victor Hugo Bretel was appointed as President of Golden Eagle Bolivia Mining, S.A. ("GEBM"), on December 14, 1999. Mr. Bretel was also appointed as General Manager of GEII (Bolivia) in September 2001. Mr. Bretel is an architect and engineer who graduated from the National University of Engineering in Lima, Peru. From 1966 through 1979, Mr. Bretel supervised construction and civil works projects in Lima, Peru. From 1980 to the date of his appointment as President of GEBM, Mr. Bretel supervised construction and civil works projects in La Paz, Bolivia. As general manager of COPROFI, Ltd., an engineering consulting firm in La Paz, Bolivia, Mr. Bretel has worked with Golden Eagle for two years on projects on our properties within the Tipuani Gold Mining District involving topography; civil works and earthmoving; environmental impacts and governmental relations. Mr. Bretel resigned his position with COPROFI to serve as GEBM's President.

     Technical Advisory Board
     ------------------------

     In addition to relying on its management, in May 1997, our Board of Directors formed a Technical Advisory Board to assist with the evaluation, exploration and operation of its current Bolivian gold prospects, and any future acquisitions. This Advisory Board initially consisted of three members with broad backgrounds and extensive experience with major mining companies. Two of the Advisory Board's members have joined us: Dr. Atwood as Vice President for Development and as a member of the Board of Directors and Mr. Staheli, who is a member of the Board. The remaining member, Dr. Donald Hausen, was joined by a new member, Dr. Rick Sandri, in January 2000, and subsequent to the 2002 year-end, in January of 2003, by Dr. Michael Biste. Their biographical information is the following:

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

     Michael H Biste, Ph.D was appointed to the Technical Advisory Board in January 2003. Dr. Biste received his B.Sc. degree in Geology from the University of Cologne, Cologne, Germany; and his M.Sc. and Ph.D degrees in Geology, both from the Free University, Berlin, Germany. Dr. Biste has 27 years of experience in exploration geology, and is currently a senior consultant for Behre Dolbear and Company, Inc., a large Denver-based consulting firm to the minerals industry. However, Dr. Biste's focus during the past 12 years is of greatest interest to Golden Eagle. In 1991, Dr. Biste wrote a strategic report on the gold potential of the Precambrian Shield of eastern Bolivia for Newmont Overseas Exploration Ltd. From 1993 through 1995, Dr. Biste supervised the exploration activities of Tanganika A.V.V. (Aruba), located in Santa Cruz, Bolivia, and discovered a new volcanogenic massive sulphide (VMS) zone 200 kilometers north of Santa Cruz in the Guarayos Greenstone Belt, as well as several primary shear zone related gold targets. Dr. Biste continued his exploration work in the Precambrian Shield between 1995 and 1999 under Essex Resource Corp., a Canadian company that purchased Tanganika. He supervised eighteen geologists and 120 auxiliaries in a campaign of drilling, geophysical surveys and chemical assays that resulted in 30,000 samples in three years within this Guarayos Greenstone Belt.

      We have no other significant employees who are either officers or directors.

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

     Based solely on our review of Forms 3, 4 and 5 available to Golden Eagle and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2002 except Kevin Pfeffer. Our annual report on Form 10-KSB for the year ended December 31, 2001, set forth information that we believed to be accurate with respect to Mr. Pfeffer's relationship with Golden Eagle at the time which, if it had been accurate, would not have required that Mr. Pfeffer file any reports under
Section 16(a). After reviewing the Form 10-KSB, Mr. Pfeffer advised us that the description of the conversion privilege did not set forth the agreements between the parties, as he understood them to be. As stated in our current report on Form 8-K reporting an event of November 1, 2002, we understood Mr. Pfeffer's investment and his right to convert to be "50% of the average closing price for the previous three trading days, or $0.03, whichever is greater." Mr. Pfeffer stated that his agreement with Golden Eagle was based on the lesser of those prices. After discussion, we accepted Mr. Pfeffer's position and (on November 1, 2002) issued a convertible debenture to supercede and replace all of the convertible debentures previously issued. Based on Mr. Pfeffer's interpretation of the convertible debenture, we believe that he should have filed a Form 3 when his beneficial ownership first exceeded 10% of our outstanding common stock, or approximately February 2001, and additional Forms 4 each time Mr. Pfeffer received an additional convertible debenture thereafter. This would result in approximately 16 late reports. In actuality, Mr. Pfeffer filed a single Form 3 on November 1, 2002.

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


     Notwithstanding the foregoing, we did settle a civil action that the Securities and Exchange Commission brought in May 1998 against Golden Eagle and certain of our former officers and directors and others (SEC vs. Golden Eagle International, Inc., et al, No. 98-Z-1020 [D. Colo] in the federal district court for Colorado. In November 1998, the SEC filed an Amended Complaint in the above-referenced action alleging that Golden Eagle and our President had an inadequate basis for making a May 22, 1998, press release regarding the Paravicini geological report regarding the Cangalli gold deposit. In 1999, all defendants, including Golden Eagle, but not including our President, settled the above civil action by entering into a consent agreement. In the agreement, Golden Eagle did not admit or deny any of the allegations in the SEC's action. Golden Eagle and the other defendants did consent to the issuance of an injunction not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty.

      On February 18, 2000, after four days of testimony before the Court from both fact and expert witnesses, the Court found that the SEC had not proven that Mr. Turner had committed any of the alleged securities violations and entered judgment for Mr. Turner on all claims, dismissing the SEC's complaint, no cause of action. In addition, the Court found that Mr. Turner acted reasonably in believing that the consulting firm's report about the Cangalli gold deposit was accurate based on the due diligence performed regarding the consultant, based on the highly reputed status of the consultant, and based on the technical advice from Ronald L Atwood, Ph.D., then a member of our Technical Advisory Board.

Item 10.  Executive Compensation

     Summary Compensation Table
     --------------------------

     The following table sets forth information regarding compensation paid to the chief executive officer of Golden Eagle International, Inc. for the years ended December 31, 2002. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.


                                                   Long Term Compensation
                                                 ----------------------------
                     Annual Compensation         Awards               Payout
                     --------------------        -------------------  -------
                                                              Secur-
                                                              ities
                                                              Under-         All
Name                                                          lying    LTIP  Other
and                                               Restricted  Options  Pay-  Compen-
Position       Year  Salary      Bonus      Other Awards      & SAR's  out   sation
--------------------------------------------------------------------------------------
Terry C. Turner 2000 $0(A)       $0         $0     0               0   $0    $0
 Chairman,
 President &    2001 $0(A)       $0         $0     0               0   $0    $0
 Chief
 Executive
 Officer        2002 $103,038(A) $60,000(A) $0    25,000,000(B)(C) 0   $0    $0


(A) Mr. Turner has accrued salary at the rate of $200,000 per year since February 14, 1997, although only $48,592 was paid in 1997 and no salary was paid in 1998, 1999, 2000 or 2001, resulting in the accrual of $990,012 in back salary at December 31, 2001. Subsequent to the 2001 year-end, on March 22, 2002, we filed a Current Report on Form 8-K reporting that on December 31, 2001, Mr. Turner waived $443,772 of his accrued salary without any consideration from Golden Eagle. As a result of this waiver, Golden Eagle continues to owe Mr. Turner of $546,240 in back salary, but he has agreed that this liability bears no interest. However, in 2002, Mr. Turner did receive $103,038 in salary compensation, and $60,000 in a non-cash bonus to reduce Mr. Turner's liability to Golden Eagle that he was accruing equally as advances against any salary owed. The remaining $106,962 unpaid salary also accrued to his account and is recognized as a liability on Golden Eagle's financial statements.

(B) On March 20, 2002 the board of directors granted Mr. Turner options to purchase 25,000,000 common shares of Golden Eagle's common stock at $0.075 per share based on an average closing share price over the thirty previous trading days to the date of the grant of the options. The board used the thirty trading days to reach a reasonable strike price due to the volatility of our stock, and believed such a period to be more indicative of the actual fair market value. See, Subsequent Events in the Notes to the Financial Statements attached to this report.)

(C) On December 30, 2002, Mr. Turner exercised his option rights to purchase 13,586,957 of Golden Eagle's common stock. However, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like-kind, share-for-share exchange, on a rolling basis, 3,586,957 shares at the exercise price of $0.284 per share for 10,000,000 shares of common stock at the strike price of $0.075 per share. Subsequent to year-end 2002, Mr. Turner exercised his option rights on March 20, 2003 to purchase the remaining 11,413,043 shares under his option agreement with Golden Eagle. However, again, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like-kind, share-for-share exchange, on a rolling basis, 4,599,456 shares at the exercise price of $0.186 per share for 6,813,587 shares of common stock at the strike price of $0.075. Mr. Turner's total shareholding after his like-kind, share-for-share exchanges is: 16,813,587 shares of Golden Eagle's common stock. The value of this stock on the date of exercise was $2,840,000.

     We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     There are no employment agreements with our other employees.


     Securities authorized for issuance under equity compensation plans.

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2002.

------------------------------------------------------------------------------
             Equity Compensation Plan Information (1)
------------------------------------------------------------------------------
Plan Category     Number of           Weighted        Number of securities
and Description   Securities          exercise        remaining available
                  to be issued        price of        for future issuance
                  upon exercise       outstanding     under equity
                  of outstanding      options,        compensation plans
                  options, warrants,  warrants        (excluding securities
                  and rights          and rights      reflected in column (a))
                      (a)                (b)               (c)
----------------- ------------------- --------------- ------------------------
Equity
compensation
plans approved by
security holders          -0-            -0-               -0-
----------------- ------------------- --------------- ------------------------
Equity
compensation
plans
not approved by        11,413,043(2)     $.075             -0-
security holders        9,130,434(3)                       -0-
----------------- ------------------- --------------- ------------------------
Total                  20,543,477                          -0-
----------------- ------------------- --------------- ------------------------

(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

(2) Options remaining to Terry C. Turner, our president and CEO, pursuant to the original grant of 25,000,000 options on March 20, 2002. Mr. Turner exercised 13,586,957 options on December 30, 2002, of which 3,586,957 were returned to us in a like-kind, share-for-share exchange, so that Mr. Turner could retain 10,000,000 of those shares. As of December 31, 2002 Mr. Turner held 11,413,043 in unexercised options

(3) Options remaining to Mary A. Erickson, our former president and CEO, as well as a guarantor on a number of our loans, and a principal shareholder. Ms. Erickson exercised 10,869,566 options on December 30, 2002 of which 2,869,566 were returned to us in a like-kind, share-for-share exchange, so that Ms. Erickson could retain 8,000,000 of those shares. As of December 31, 2002 Ms. Erickson held 9,130,434 in unexercised options.

     Options/SAR Granted During Year Ended December 31, 2002
     --------------------------------------------------------

     The following table sets forth information regarding the grant of options and stock appreciation rights to our chief executive officer (the only officer named in the compensation table) during 2002 and subsequently:

     ------------------ ------------- --------- --------- --------------
     Terry C. Turner    25,000,000    100%      $0.075    March 20, 2003
     ------------------ ------------- --------- --------- --------------

     On November 3, 2000, the Board of Directors granted a retention bonus to certain employees of its Bolivian subsidiary, and its Administrative Vice President in Bolivia (Mac Delozier), of which 642,500 shares vested in 2002, and a like amount will continue to vest annually through 2005.

    Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
    --------------------------------------------------------------------------

     An executive officer exercised options or stock appreciation rights during the 2002 fiscal year or subsequently.


------------------------------------------------------------------------------
Aggregated Option/SAR Exercises in Last Fiscal Year & FY-End Option/SAR Values
------------------------------------------------------------------------------
Name             Shares Acquired  Value Realized   Number of     Value of
                 On Exercise      ($)              Unexercised   Unexercised
                                                   Securities    In The Money
                                                   Underlying    Option/SARs
                                                   Options/SARs  At FY-End ($)
                                                   At FY-End (#) Exercisable/
                                                   Exercisable/  Unexercisable
                                                   Unexercisable
---------------- ---------------- ---------------- ------------- -------------
Terry C. Turner  10,000,000(a,b)  $2,840,000(a)         0                $0
---------------- ---------------- ---------------- ------------- -------------

(a) On December 30, 2002, Mr. Turner exercised his option rights to purchase 13,586,957 of Golden Eagle's common stock. However, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like-kind, share-for-share exchange, on a rolling basis, 3,586,957 shares (acquired at a cost of $269,022) at the exercise price of $0.284 per share (resulting in a value of $1,018,696) for 10,000,000 shares of common stock at the strike price of $0.075 per share.

(b) This does not include information for options Mr. Turner exercised subsequent to December 31, 2002, to purchase the remaining 11,413,043 shares under his option agreement with Golden Eagle.

     Long Term Incentive Plan - Awards in Last Fiscal Year
     ----------------------------------------------------

     We have no long-term incentive plans other than the "Retention Bonus" for Bolivian employees (not including Mr. Turner) described above.

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

     Compensation of Directors
     -------------------------

     Two of our Technical Advisory Board members, Dr. Rick Sandri and Dr. Michael Biste, receive compensation at the rate of $1,000 per month, in addition to $800 and $300 per day respectively, plus expenses, for any additional required consulting in the field. The other member of the Technical Advisory Board, Dr. Donald Hausen, receives compensation in connection with certain consulting services when rendered by him. Dr. Hausen received no compensation during 2002.

     We currently have four directors on our board. One of them, Max Staheli, receives $1,000 per month as a director's fee. Two others, Terry C. Turner and Dr. Ronald Atwood, are also officers and employees of Golden Eagle and either accrue or receive monthly compensation, but are paid no separate director's fee. (Mr. Turner's compensation, $200,000 per year, is described above; compensation for Dr. Atwood's services is received by contract with a consulting firm that had contractual rights to Dr. Atwood's services at the rate of $120,000 per year. The consulting firm receives one-half of that amount in cash each month and the balance accrues on our books.) Our fourth director, Kevin K. Pfeffer, does not receive a director's fee as of the filing of this report.

     Dr. Ronald Atwood was granted 2,000,000 shares of Golden Eagle's restricted common stock during 2002 as compensation and bonus for his two years as a member of our Technical Advisory Board (1997-1998), four years as a member of our Board of Directors (1999-2003), and four years as our Vice President of Development (1999-2003).

     We announced in a Form 8-K reporting on events of December 30, 2002 that Max Staheli, a member of our Board of Directors, had received a share grant from our Board of Directors of 500,000 shares of our common, restricted stock issuable in 2002, and 500,000 shares issuable in 2003. However, subsequent to the 2002 year-end, in January of 2003, the Board revised the grant of shares to Mr. Staheli, amending the original Board resolution, and granting to Mr. Staheli 500,000 shares of our restricted common stock in January of 2003, and the commitment for 500,000 shares of our restricted common stock to be issued in January of 2004, as a bonus for his three years as a member of our Technical Advisory Board (1997-2000), and three years as a member of our Board of Directors (2000-2003).

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

     Employment Contracts and Termination of
     Employment and Change-in-Control Arrangements.
     ---------------------------------------------

     We have no employment contract with any executive officer. We also have no compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with us, or from a change in control of Golden Eagle or a change in the individual's responsibilities following a change in control.

     Report on Repricing of Options/SARs
     -----------------------------------

     Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     At December 31, 2002 and subsequently, we had only one class of outstanding voting securities, our common stock (referred to herein as the "Common Stock").

     The following table sets forth information as of December 31, 2002 with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

     Name of                                Shares owned          Percent
     beneficial owner                       beneficially (1)      of class
     -------------------------------------- --------------------- ---------

     Mary A. Erickson                       21,500,000 (2)        7.9%
     12403 So. 450 East, Bldg. D2, Suite A
     Salt Lake City, Utah 84020

     Terry C. Turner                        10,000,000 (3)        3.7%
     12403 So. 450 East, Bldg. D1
     Salt Lake City, Utah 84020

     Ravia Seydler                          12,861,600 (4)        4.74%
     c/o Hirsch & Westheimer, P.C.
     700 Louisiana, 25th Floor
     Houston, TX  77002

     Betty Jane Seydler                     12,510,000 (5)        4.6%
     c/o Hirsch & Westheimer, P.C.
     700 Louisiana, 25th Floor
     Houston  TX  77002

     Ronald L Atwood, Ph.D.                 4,005,800(6)          1.48%
     Harlan M. (Mac) Delozier               2,100,000(7)          0.77%
     Max Staheli                            0(9)                  0%

     Kevin Pfeffer(8)
     740 Gulf Ln.                           120,656,277(8)        30.8%(8)
     Pinewood, FL 33945

     All officers and directors
     as a group (5 persons)                 136,762,077(10)       34.9% (10)

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

     (2) Consists of 14,441,467 shares owned indirectly and beneficially by Ms. Erickson as sole shareholder of Golden Eagle Mineral Holdings, Inc., the record holder of the shares, of which 13,500,000 shares have been pledged to Frost National Bank as collateral on a revolving line of credit issued to Golden Eagle, and 800,000 shares have been pledged as collateral to certain family members for amounts owed to those family members. Ms. Erickson has exercised options granted to her on March 20, 2002, during 2002, or subsequently, and owns an additional 8,000,000 shares as a result. Ms. Erickson owned an additional 9,130,434 options at year-end

2002. Ms. Erickson is the daughter of Ravia Seydler, and niece of Betty Jane Seydler. Mary Erickson disclaims any interest in the shares beneficially owned by her mother or her aunt.

     (3) On December 30, 2002, Mr. Turner exercised his option rights to purchase 13,586,957 of Golden Eagle's common stock. However, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like-kind, share-for-share exchange, on a rolling basis, 3,586,957 shares at the exercise price of $0.284 per share for 10,000,000 shares of common stock at the strike price of $0.075 per share. Mr. Turner owned an additional 11,413,043 options at year-end 2002.

     (4) Includes 11,250,000 shares owned by The Herbert M. Seydler, Jr. Trust, 1,250,000 shares owned by Ravia Seydler; 360,000 shares directly owned by Ravia Seydler; and 1,600 shares directly owned by the estate of Herbert M.
Seydler, Jr.   Ravia Seydler is Mary Erickson's mother and sister-in-law of
Betty Jane Seydler. Ravia Seydler disclaims any interest in the shares beneficially owned by either Mary Erickson or Betty Jane Seydler.

     (5) Includes 11,250,000 shares owned by The Betty Jane Seydler Trust; 1,250,000 shares owned directly by Betty Jane Seydler, which were erroneously issued in the name of The Betty Jane Seydler Trust; and 10,000 shares owned directly by Betty Jane Seydler. Betty Jane Seydler is Mary Erickson's aunt and Ravia Seydler's sister-in-law. Betty Jane Seydler disclaims any interest in the shares beneficially owned by either Mary Erickson or Ravia Seydler.

     (6) Golden Eagle contracts with a consulting firm for the services of Ronald Atwood, Ph.D. That consulting firm has received 2,005,800 shares of restricted common stock of Golden Eagle as compensation for metallurgical studies conducted on our Bolivian gold deposit before Dr. Atwood was an officer and director of Golden Eagle. While Dr. Atwood is neither an officer nor director of the consulting firm holding the shares, he may, in the future, benefit from the shares paid to the consulting firm. In addition, in 2002, Dr. Atwood received 2,000,000 shares of Golden Eagle's restricted common stock as compensation and a bonus for his service of two years on our Technical Advisory Board and four years on our Board of Directors and as our Vice President for Development.

     (7) On November 3, 2000, the Board of Directors granted a bonus of 1,000,000 shares of restricted common stock to Mr. Delozier for his years of service to us, as well as a "Retention Bonus" of 300,000 shares of restricted common stock per year that Mr. Delozier remains with us, vesting on November 1, 2001, 2002 and 2003.

     (8) Kevin Pfeffer is the owner of a debenture that Golden Eagle issued to him on November 1, 2002 that is convertible into 104,646,695 shares of common stock. The total of beneficially owned shares is the number which could result to him if he were to exercise his conversion rights pursuant to his convertible debentures on the date of the purchase of those debentures and includes 16,009,583 shares he owns directly. The percentage of class calculation is made using a formula based on full dilution, that is to say, as if these shares underlying the convertible debenture had actually been issued. These underlying shares have not been issued, and the debenture holder may elect not to convert to Golden Eagle's common shares.

     (9) On December 30, 2002 Max Staheli was granted 500,000 shares of our common, restricted stock in 2002 and 500,000 shares in 2003 by the Board for his service both on our Technical Advisory Board for 3 years and our Board of Directors for 3 years. However, subsequent to the year-end, and prior to the issuance of Mr. Staheli's shares, the Board changed its grant to Mr. Staheli and granted him 500,000 shares of our common, restricted stock in 2003, and committed to grant him 500,000 shares in 2004.

     (10) This figure contains shares that have neither been issued or are issuable. As noted in note (8) above, the percentage of class calculation for Mr. Pfeffer, based on his ownership of a convertible debenture, uses a formula for full dilution, that is to say, as if the shares had actually been issued. Of Mr. Pfeffer's shares, 104,646,695 have not been issued, but may be acquired in a conversion of his convertible debenture interest. He may also elect not to convert to Golden Eagle's common shares.

     We know of no arrangement, the operation of which may, at a subsequent date, result in change in control, except the following:

     . The pledge by Golden Eagle Mineral Holdings, Inc. of 13,500,000 restricted shares to Frost National Bank described above in Note (2). This loan is not in default, and it is due November 30, 2003.

     . On March 20, 2002, the Board granted 25,000,000 options, exercisable at
       $0.075, to Terry C. Turner, Golden Eagle's President and CEO.
     . On March 20, 2002, the Board granted 20,000,000 options, exercisable at
       $0.075, to Mary A. Erickson, Golden Eagle's former executive officer and director.
     . Mr. Pfeffer's beneficial ownership

Item 12.  Certain Relationships and Related Transactions

     Cancellation of Indebtedness
     ----------------------------

     During 1997 through 2001, Golden Eagle did not have the funds to pay salaries to its president (Mr. Turner) and to its former president (Mary Erickson, who also was formerly our Secretary/Treasurer and who is a significant shareholder of Golden Eagle). As a result, their salaries accrued unpaid. This accrual ceased for Ms. Erickson when she resigned in October 1999. Mr. Turner's salary continued to partially accrue in 2002, and Golden Eagle paid only $103,000 of the $200,000 owed to him during 2002.

     As of December 31, 2001, we had accrued a total of $1,452,126 in accrued compensation to both Mr. Turner and Ms. Erickson. On that date Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him, and Ms. Erickson waived her entire accrued balance of $462,114, leaving her with a 0 balance owing as back compensation.

      The total of the two waivers was a reduction of $905,886 in liabilities on our balance sheet. As a result of these waivers, and offsets against advances to Mr. Turner during 2002 and previous periods, at December 31, 2002 the total sum that we owed Mr. Turner was $28,482 in accrued compensation. We did not owe any other person accrued compensation.

      Grant of Options
      ----------------

      On March 20, 2002, our Board of Directors granted options to Mary A. Erickson, our former President, CEO and Chairman of the Board (and currently a significant shareholder), to acquire 20,000,000 shares at the strike price of $0.075. This option was exercisable in kind, and during December 2002, Ms. Erickson exercised an option to acquire 10,869,566 shares by returning 2,869,566 shares to the Company at a value of $.284 per share. As a result, Ms. Erickson received a net of 8,000,000 shares.

      On March 20, 2002, the board of directors also granted 25,000,000 options to Terry C. Turner, our President, as described above in Item 10 Executive Compensation. Mr. Turner also subsequently exercised some of those options as described in Item 10.

     Loans to the Company from Affiliates
     -------------------------------------

     We have suffered chronic working capital shortages. To provide short-term relief, Ms. Erickson and certain of her family members have advanced funds to us. In addition, Ms. Erickson and certain of her family members have guaranteed certain of our obligations, as outlined below. In each case, loans from Ms. Erickson accrue interest at 8% per annum, while loans from her family members accrue interest at 10.5% and 12%. All of the loans are unsecured loans and are due June 30, 2003, and we have classified them as current liabilities. In our opinion, the loans are significantly more favorable to us than could have been obtained from any other source; in fact, given our financial condition and lack of profitable operations or assets within the United States, it is unlikely that any unaffiliated person would have advanced funds to us on any terms or conditions.

      In addition, as described elsewhere in this Annual Report, Mr. Turner (our President and CEO) has advanced funds to us for operations in Bolivia.

    -----------------------------------------------------------------------
                                                 Loan           Balance
                                                Amount          Outstanding
    Date        Affiliated Lender              (Repayment)      at Year End
    -------     -----------------------------  ---------------  -----------

    2002        Terry C. Turner                $59,025*         $28,482*
                Mary A. Erickson               $-0-             $41,204+
                Ms. Erickson's family members  $-0-             $1,079,062
                Ronald Atwood                  ($61,954)@       ($61,954)@

    2001        Terry C. Turner                $(261,828)*      $22,459*
                Mary A. Erickson               $(3,762)         $41,204
                                               $-0-             $462,114+
                Ms. Erickson's family members  $-0-             $1,079,062
                Ronald Atwood                  ($61,954)@       ($61,954)@

    2000        Terry C. Turner                $(233,107)       $790,012*
                Mary A. Erickson               $-0-             $44,966
                Ms. Erickson's family members  $-0-             $1,079,062
                Ronald Atwood                 ($61,954)@        ($61,954)@


* The net unpaid salary owed to Mr. Turner as of the dates indicated. As described above, in 2002 Mr. Turner waived a portion ($443,772) of the unpaid salary owed to him. With total offsets for advances, Mr. Turner was owed at year-end 2002 the total sum of $28,482.

+ Unpaid salary owed to Ms. Erickson.  As described above, in 2002 Ms.
  Erickson waived the entire unpaid salary owed to her.

@ Dr. Atwood's services are contracted for with a consulting firm for $10,000 per month. However, this firm agreed to accept one-half of the monthly compensation and defer the balance. Because of economic reasons, this firm has had to borrow against the pending balance in Bolivia. The disclosure is made because of Dr. Atwood's relationship to the consulting firm, of which he is neither on officer nor a director, but would be deemed to be a significant employee in the firm.

     On February 11, 1997, Frost National Bank loaned us $240,000 pursuant to a short-term bridge loan at the bank's prime rate, due August 1, 1997. In April 1997, the same bank loaned us $1 million pursuant to a revolving line of credit agreement (which has now been extended to November 2003. The loan bears interest at the floating prime rate (4.25% on April 8, 2003). In addition, the loan is personally guaranteed by Ms. Erickson and her corporation, including a pledge of 13,500,000 shares of our restricted common stock owned by her corporation. The loan is further secured by certain assets of Ms. Erickson's family members and all of our assets. We issued a total of 20,000,000 shares of our restricted common stock to her family members as a fee for their guarantees of the $1 million loan. We used the proceeds from the $1 million loan to retire an earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with our 1997 operations on the Cangalli properties. As of December 31, 2002 and subsequently, there was $4,200 available under the line of credit.

     Formation of Bolivian Subsidiaries
     ----------------------------------

     We formed Golden Eagle Bolivia Mining, S.A., ("GEBM") in January 1996 to conduct our operations in Bolivia. We initially owned 74% of GEBM and later acquired an additional 19% from its Bolivian partners, for a total of 93%. GEBM is essentially a dormant company as of the filing of this report.

     We formed a second subsidiary, Eagle Mining of Bolivia, Ltd. ("EMB") in October 1996 to own the contract for the mining rights. We own 97% of EMB; our affiliate, Mary A. Erickson, owns the remaining 3%. EMB is an inactive company since all of Golden Eagle's activities and assets were consolidated into GEII Bolivia.

     We formed a wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia)("GEII (Bolivia)", during 2001. The UCL subsequently entered into a new contract with this subsidiary, which contained all of the terms and conditions of the previous contract with EMB, but also contained language that was beneficial to our interests in Bolivia. During 2002, and subsequently, we have consolidated all of our activities, operations and assets in Bolivia into GEII (Bolivia). The consolidation resulted from a return of capital to GEII
(USA) pursuant to Bolivian law, and GEII (USA) then making a capital contribution of those items back to GEII (Bolivia). No compensation of any kind was paid to any of the shareholders of GEBM, nor of EMB, nor was any required.

     Relationship with BCCC
     ----------------------

     Our President, Terry C. Turner, was also the President of BCCC; Golden Eagle's Vice President for Development, Ronald L Atwood, Ph.D. was the Vice President of Development of BCCC; and Mac Delozier, Golden Eagle's Administrative Vice President was the Executive Vice President of BCCC. BCCC is a small, private copper exploration company that was formed in advance of Mr. Turner, Dr. Atwood or Mr. Delozier's affiliation with Golden Eagle. Golden Eagle's Board of Directors received notice of, and approved of, Mr. Turner, Dr. Atwood and Mr. Delozier's dual roles. Additionally, Golden Eagle's Board received full disclosure as to any conflicts of interest that may have developed from this relationship, and instructed Mr. Turner, Dr. Atwood and Mr. Delozier to disclose any conflicts that may have arisen in the future. BCCC shared our Bolivian office space in La Paz, Bolivia and paid one-third of the rent. However, Mr. Turner, Dr. Atwood and Mr. Delozier all resigned their positions in BCCC in November of 2002. In addition, BCCC moved from its shared office space with Golden Eagle to another location within La Paz, Bolivia in November 2002.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

     The following documents are filed as part of this report:        Page
                                                                     --------
     Reports of Independent Public Accountants                       F-2 & F-3

     Consolidated Balance Sheet as of December 31, 2002              F-4
     Consolidated Statements of Operations for the years ended
        December 31, 2002 and 2001 and from July 21, 1988
       (inception) through December 31, 2002                         F-5

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2002 and 2001 and from July 21, 1988
        (inception) through December 31, 2002                        F-6

     Consolidated Statement of Stockholders' (Deficit)
        for the years ended December 31, 2002 and 2001 and
        from July 21, 1988 (inception) through December 31, 2002     F-7

     Notes to Consolidated Financial Statements               F-9 through F-24

(b)   Exhibits

      The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

      3.1   Articles of Incorporation, as amended (1)
      3.2   Bylaws (1)
     10.1 Mineral Concession with the United Cangalli Gold Mining Cooperative, Ltd. (2)
     10.2 Contract for the Purchase of Concessions and Contract Mining Rights(translated from the original Spanish) (3)
     10.3 Convertible Debenture and Convertible Debenture Agreement dated October 18, 2002, as of February 6, 2002, executed by and between GEII and Mr. Pfeffer (4)
     22.1   Subsidiaries
                Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia
                Eagle Mining of Bolivia, Ltd., incorporated under the laws of
                  Bolivia
                Golden Eagle International, Inc. (Bolivia), incorporated under the laws of Bolivia


     (1) Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
     (2) Incorporated by reference from our Form 8-K reporting an event of December 19, 1996.
     (3) Incorporated by reference from our Form 8-K reporting an event of July 2, 2002.
     (4) Incorporated by reference from our Form 8-K reporting an event of November 1, 2002.

(c) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the year ended December 31, 2002, and subsequently:

     March 22, 2002, reporting events under Items 4, 5 & 7 of Form 8-K July 2, 2002, reporting events under Items 2 & 7 of Form 8-K November 1, 2002, reporting events under Items 5 & 7 of Form 8-K December 10, 2002, reporting events under Items 5 & 7 of Form 8-K January 2, 2003, reporting events under Items 5 & 7 of Form 8-K March 20, 2003, reporting events under Items 5 & 7 of Form 8-K

Item 14.  Controls and Procedures.

     Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, Golden Eagle carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including the our principal executive officer and the our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal controls.   There were no significant changes in our
internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 15. - not applicable

Item 16. - Principal Accountants Fees and Services.

      Golden Eagle does not have an Audit Committee. Therefore, the Board of Directors selected the independent accounting firm of Gordon Hughes & Banks with respect to the audit of our consolidated financial statements for the year ended December 31, 2002.

      Audit Fees. In connection with professional services rendered for the audit of our annual financial statements for the year ended December 31, 2002 and 2001, and the reviews of the financial statements included in our quarterly reports filed on Form 10-QSB for those years Gordon Hughes & Banks billed us fees in the aggregate amount of approximately $45,000, and $40,000 respectively.

      Audit Related Fees. There were no fees billed in each of the last two fiscal years (ended December 31, 2002 and 2001) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Golden Eagle's financial statements that are not reported under "Audit Fees.

      Financial Information Systems Design and Implementation Fees. We did not pay any fees to Gordon Hughes & Banks for professional services rendered for financial information systems design and implementation as that term is defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

      Tax Fees. The aggregate fees billed in each of the last two fiscal years (ended December 31, 2002 and 2001) for assurance and related services by the principal accountant for professional services rendered by Gordon Hughes & Banks for tax compliance, tax advice, and tax planning were approximately $5,000, and $6,000 respectively. The nature of the services for which these fees were received was preparation of tax returns.

      All Other Fees. During the fiscal years ended December 31, 2002 and 2001, there were no other fees paid Gordon Hughes & Banks for any other auditing or accounting services.

      Total Fees. The total fees charges for all services by Gordon, Hughes & Banks were:

      During the fiscal year ended December 31, 2002:   $50,000
      During the fiscal year ended December 31, 2001:   $46,000

      Our board of directors has considered the information described in "Financial Information Systems Design and Implementation Fees" and "All Other Fees" above and believes that it is compatible with maintaining the principal accountant's independence. In each case (commencing after August 1, 2002), the board of directors (since Golden Eagle does not have an audit committee) pre-approved all such services.

      Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

     Signatures.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GOLDEN EAGLE INTERNATIONAL, INC.



April 14, 2003          /s/ Terry C. Turner
                        --------------------------------------------
                        Terry C. Turner, President



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.


                        GOLDEN EAGLE INTERNATIONAL, INC.



April 14, 2003          /s/  Terry C. Turner
                        -------------------------------------------
                        Terry C. Turner, Director and
                        Principal Executive Officer


April 14, 2003          /s/  Ronald L Atwood
                        -------------------------------------------
                        Ronald L Atwood, Ph.D., Director



April 14, 2003          /s/  Max Staheli
                        -------------------------------------------
                        Max Staheli, MBA, Director


April 14, 2003          /s/ Kevin K. Pfeffer
                        -------------------------------------------
                        Kevin K. Pfeffer


April 14, 2003          /s/ Tracy A. Madsen
                        -------------------------------------------
                        Tracy A. Madsen, Corporate Secretary-Treasurer,
                        Principal Financial Officer and Principal Accounting
                        Officer



I, Terry C. Turner, certify that:

1. I have reviewed this annual report on Form 10-KSB of GOLDEN EAGLE INTERNATIONAL, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Terry C. Turner
-------------------------------------
Terry C. Turner, President,
Principal and Chief Executive Officer,




I, Tracy A. Madsen, certify that:

1. I have reviewed this annual report on Form 10-KSB of GOLDEN EAGLE INTERNATIONAL, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

 /s/ Tracy A. Madsen
---------------------------------------
Tracy A. Madsen, Principal Financial
and Accounting Officer and Corporate
Secretary/Treasurer


                 CERTIFICATION OF PERIODIC REPORT
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      18 U.S.C. Section 1350

     I, Terry C. Turner, Principal Executive Officer of Golden Eagle International, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the annual report on Form 10-KSB of the Company for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ Terry C. Turner
Date: April 14, 2003        ____________________________________
                            Terry C. Turner
                            Principal Executive Officer


                 CERTIFICATION OF PERIODIC REPORT
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      18 U.S.C. Section 1350

     I, Tracy A. Madsen, Principal Financial Officer of Golden Eagle International, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the annual report on Form 10-KSB of the Company for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


                              /s/ Tracy A. Madsen
Date: April 14, 2003        ____________________________________
                            Tracy A. Madsen
                            Principal Financial Officer

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Financial Statements
Table of Contents
==============================================================================

                                                                    PAGE
                                                                    ----

Reports of Independent Public Accountants                            F-2

Financial Statements

  Consolidated Balance Sheet                                         F-4

  Consolidated Statements of Operations                              F-5

  Consolidated Statements of Cash Flows                              F-6

  Consolidated Statement of Changes in Stockholders' (Deficit)       F-8

  Notes to Consolidated Financial Statements                         F-9

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Golden Eagle International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (an exploration stage company) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' (deficit) for the years ended December 31, 2002 and 2001, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The amounts included in the cumulative period July 21, 1988 (inception) through December 31, 1999 were audited by other auditors whose report, dated March 24, 2000, included an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a
going concern.   We did not audit the financial statements of Golden Eagle
Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 74% of total consolidated assets as of December 31, 2002. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2002 and for the two years ended December 31, 2002, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2002 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the related amounts included in the cumulative amounts for the period from July 21, 1988 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the Company did not account for the intrinsic value of the beneficial conversion feature of debentures issued starting in 2000 and materially impacting 2001.
Accordingly, the 2001 financial statements have been restated to correct this omission.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had significant working capital and stockholders' deficits as of December 31, 2002 and has incurred substantial losses since its inception.
The Company presently has relatively small mineral production and requires significant additional financing to satisfy its outstanding obligations and expand mining production. In addition, the Company's ability to conduct operations remains subject to other risks, including operating in isolated regions of Bolivia and the concentration of operations in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing and can expand its production, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
February 27, 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
Golden Eagle International, Inc. Bolivia and
Golden Eagle International, Inc.

We have audited the balance sheets of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International (exploration stage companies) as of December 31, 2002 and 2001, and the related Statements of Operations and Statements of Origin and Application of Funds for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the management of the Companies. Our responsibility is to express an opinion in regard to these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except for Golden Eagle Bolivia Mining S.A., where activity has diminished, having transferred most of the fixed assets to its stockholder (Golden Eagle International, Inc.) in return for capital appropriation, and its future continuity is uncertain, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International, Inc. (an exploration stage company) as of December 31, 2002 and 2001 and the results of their operations and their Origin and Application of Funds for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The following information does not affect our opinion but is important for a better understanding of financial statement.

The accompanying financial statements have been presented assuming that the Companies will continue as going concerns, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements of the Companies have significant working capital and stockholders deficits as of December 31, 2002 and 2001 and have incurred substantial losses since their inception. Although, one mining front in the concession (Cueva Playa) has initiated gold extraction activities, the Companies have no other properties in production and require significant financing to satisfy their obligations and to begin other operations.

POZO & ASOCIADOS CPA, S.R.L. /s/
R.U.C. 3242765
ENRIQUE POZO BALDERRAMA
R.U.C. 3883604
MAT. PROF. No CAUB-0040
MAT. PROF. No. CAULP-0075

LA PAZ, BOLIVIA
February 28, 2003

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheet
==============================================================================

                                                                December 31,
                                                                   2002
                                                               -------------
ASSETS

CURRENT ASSETS
  Cash                                                         $    335,029
  Accounts receivables                                              176,578
  Prepaid expenses                                                  110,378
                                                               -------------
    Total current assets                                            621,985
                                                               -------------
PROPERTY AND EQUIPMENT
  Mining equipment                                                  896,819
  Mining properties                                               1,654,745
  Office equipment                                                  127,571
  Vehicles                                                           95,238
                                                               -------------
                                                                  2,774,373
  Less accumulated depreciation and depletion                      (394,054)
                                                               -------------
                                                                  2,380,319
                                                               -------------
OTHER ASSETS
  Advances to officers                                               61,954
                                                               -------------

                                                               $  3,064,258
                                                               =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                                   $  1,120,266
  Bank loan payable                                                 995,800
  Other note payable                                                 25,000
  Accrued expenses                                                  208,035
  Accounts payable                                                  428,809
  Payable related party                                              73,595
  Accrued interest payable                                          849,233
                                                               -------------
    Total current liabilities                                     3,700,738
                                                               -------------
Convertible Debentures Payable                                    3,836,325
Beneficial Interest discount                                     (1,914,901)
                                                               -------------
    Total liabilities                                             5,622,162
                                                               -------------

STOCK OPTION OBLIGATIONS                                          2,281,189

STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                              -
  Common stock, par value $.0001 per share; authorized
   800,000,000 shares; issued and outstanding
   271,123,639 shares                                                27,112
  Additional paid-in capital                                     24,815,926
  Deferred compensation                                             (14,222)
  Deficit accumulated during the exploration stage              (29,667,909)
                                                               -------------
    Total stockholders' (deficit)                                (4,839,093)
                                                               -------------
                                                               $  3,064,258
                                                               =============


                               F-4
See accompanying notes.







------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
======================================================================================================



                                                                                         July 21, 1988
                                                                                         (Inception)
                                                                  Years Ended            Through
                                                                  December 31,           December 31,
                                                                2002           2001      2002
                                                            -------------- ------------- -------------
                                                                             (Restated)
REVENUES                                                    $     419,009  $          -  $    580,086

COSTS AND OPERATING EXPENSES
 Production                                                       101,147             -       101,147
 Exploration                                                      257,486       231,491     1,691,756
 General and administrative                                     2,772,462     1,498,398    13,059,518
 Non-cash stock option compensation                             7,393,189             -     7,393,189
 Asset impairment                                                  88,010             -        88,010
 Write-down of mining prospect                                          -             -       873,462
 Depreciation and depletion                                       101,166        66,724       474,709
                                                            -------------- ------------- -------------

   Total costs and operating expenses                          10,713,460     1,796,613    23,681,791
                                                            -------------- ------------- -------------

OPERATING (LOSS)                                              (10,294,451)   (1,796,613)  (23,101,705)
                                                            -------------- ------------- -------------
OTHER INCOME (EXPENSE)
 Interest expense                                              (2,216,046)     (821,805)   (4,374,332)
 Interest income                                                        -             -        15,483
 Loan financing costs, net                                              -             -    (2,475,000)
 Gain on marketable securities                                          -             -       124,336
 Write off advances to Mineral Mountain Mining Co.                      -             -       (78,000)
 Gain on settlement of litigation                                 275,800             -       275,800
 Other, net                                                       (37,692)        1,352       (54,491)
                                                            -------------- ------------- -------------
    Total other (expense)                                      (1,977,938)     (820,453)   (6,566,204)
                                                            -------------- ------------- -------------

NET (LOSS)                                                  $ (12,272,389) $ (2,617,066) $(29,667,909)
                                                            ============== ============= =============

BASIC AND DILUTED (LOSS) PER SHARE                          $       (0.05) $      (0.01) $      (0.37)
                                                            ============== ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                           235,915,152   189,562,575    79,281,267
                                                            ============== ============= =============

                                       F-5
See accompanying notes.




------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
======================================================================================================

                                                                                         July 21, 1988
                                                                                         (Inception)
                                                                  Years Ended            Through
                                                                  December 31,           December 31,
                                                                2002           2001      2002
                                                            -------------- ------------- --------------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $ (12,272,389) $ (2,617,066) $ (29,667,909)
 Non-cash adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Stock issued for services                                   1,033,745       344,578      5,393,009
    Stock issued to settle dispute                                      -        70,000         70,000
    Stock options compensation                                  7,393,189             -      7,393,189
    Amortization of debentures beneficial conversion feature    1,252,109       425,385      1,677,494
    Depreciation and depletion expense                            101,166        66,724        474,709
    Impairment                                                     88,010             -         88,010
    Stock issued for interest                                     475,500        44,700        703,834
    Amortization of deferred compensation                          74,578        48,756        139,378
    Loss (Gain) on retirement of property and equipment                 -        11,254         19,489
    Stock issued for loan pledges and renewals                          -             -      2,500,000
    Stock issued for services                                           -             -      1,067,810
    Write-down of mining prospect                                       -             -        873,462
    Write off advances to Mineral Mountain Mining Co.                   -             -         78,000
    Fair value of officer salary expensed                               -             -         20,000
    Write off loan to investment advisor                                -             -         15,000
    Gain on settlement of litigation                             (275,000)            -       (275,000)
   (Gain) from investments                                              -             -       (114,670)
 Changes in operating assets and liabilities:
    Accounts receivable                                          (176,578)            -       (176,578)
    Prepaid expense and other costs                               (80,855)       20,079       (110,378)
    Advanced royalties                                            100,000        (3,764)             -
    Advances to officers                                                -             -        (61,954)
    Accrued expenses                                                 (676)     (497,659)       208,035
    Accounts payable                                              111,408       (33,675)       428,809
    Related party payable                                          51,136       702,114         73,595
    Accrued interest                                              477,814       296,186        849,233
                                                            -------------- ------------- --------------
 Net cash flows (used for) operating activities                (1,646,843)   (1,122,388)    (8,333,433)
                                                            -------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                            (882,122)      (76,693)    (2,601,896)
 Deposits                                                               -             -          9,120
 Proceeds from investment sales                                         -             -        184,380
 Advances to Mineral Mountain Mining Co.                                -             -        (78,000)
 Loan to investment advisor                                             -             -        (15,000)
 Purchase of investment securities                                      -             -        (59,478)
 Purchase of subsidiary (net of cash acquired)                          -             -         (2,700)
                                                            -------------- ------------- --------------
 Net cash flows (used for) investing activities                  (882,122)      (76,693)    (2,563,574)
                                                            -------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from convertible debentures                           1,538,495     1,090,000      4,016,995
 Loans from (repayments to) related parties                        25,000        (6,000)     1,932,909
 Repayment on loans from related parties
   and advances to officers                                             -      (261,828)    (1,134,214)
 Proceeds from other notes payable                                      -         3,754        678,074



 Repayments of other notes payable                                (64,637)      (27,388)      (204,137)
 Proceeds from bank loan                                                -             -      1,000,000
 Common stock issued                                            1,337,211       363,534      5,005,503
 Stock issuance costs                                                   -             -        (63,094)
                                                            -------------- ------------- --------------
 Net cash flows from financing activities                       2,836,069     1,162,072     11,232,036
                                                            -------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                                   307,104       (37,009)       335,029

CASH - BEGINNING OF PERIOD                                         27,925        64,934              -
                                                            -------------- ------------- --------------

CASH - END OF PERIOD                                        $     335,029  $     27,925  $     335,029
                                                            ============== ============= ==============



See accompanying notes.






---------------------------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' (Deficit)
---------------------------------------------------------------------------------------------------------------------

                                                               Additional
                                             Common Stock      Paid-in       Deferred      Accumulated
                                          Shares      Amount   Capital       Compensation  Deficit      Total
                                      ------------- ---------- ------------- ------------- ------------ -------------
Inception July 21, 1988                          -  $       -  $          -  $          -  $         -  $          -
 Issued for cash                        57,512,673      5,749     3,126,045             -            -     3,131,794
 Issued for services                    37,047,654      3,704     3,338,299             -            -     3,342,003
 Issued in exchange for debt            26,359,491      2,637     1,084,664             -            -     1,087,301
 Issued for note receivable             20,000,000      2,000        23,000             -            -        25,000
 Issued for equipment                    3,343,161        334       333,982             -            -       334,316
 Issued for interest                     1,563,333        157       114,743             -            -       114,900
 Acquisition of subsidiary                       -          -         2,600             -            -         2,600
 Fair value of officer salary                    -          -        20,000             -            -        20,000
 Issued to related parties for loan
   guarantees and renewals              25,000,000      2,500     2,497,500             -            -     2,500,000
 Issued for deferred compensation        1,920,000        192       153,408      (153,600)           -             -
 50,000 to 1 stock split                         -          -         4,900             -            -         4,900
 Other                                         (70)         -         2,625             -            -         2,625
 Amortization of deferred compensation           -          -             -        16,044            -        16,044
 Net (loss) for the periods                      -          -             -             -  (14,778,454)  (14,778,454)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2000           172,746,242     17,273    10,701,766      (137,556) (14,778,454)   (4,196,971


 Issued for cash ($.03 to $.05
  per share)                            11,424,662      1,144       362,390             -            -       363,534
 Issued for mining prospect
  ($.03 per share)                      10,000,000      1,000       299,000             -            -       300,000
 Issued for services ($.03 to
  $.06) per share)                       5,341,051        534       344,044             -            -       344,578
 Convert accrued interest on
  convertible debentures ($.03
  per share)                             5,000,000        500       149,500             -            -       150,000
 Cancellation of accrued
  officer salaries                               -          -       905,886             -            -       905,886
 Issued for interest                       600,000         60        44,640             -            -        44,700
 Settlement of lawsuit with
  former officer                         1,000,000        100        69,900             -            -        70,000
 Intrinsic value of debentures
  beneficial conversion feature                  -          -     1,815,059             -            -     1,815,059
 Amortization of deferred compensation           -          -             -        48,756            -        48,756
 Net (loss) for the year                         -          -             -             -   (2,617,066)   (2,617,066)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2001           206,111,955     20,611    14,692,185       (88,800) (17,395,520)   (2,771,524)

 Issued for cash ($.03 per share)       24,912,131      2,490       744,872             -            -       747,362
 Issued for cash ($.03 to $.12
   per share)                            7,154,183        716       589,133             -            -       589,849
 Issued for services ($.03 to $.275)
   per share)                            6,400,870        641     1,033,104             -            -     1,033,745
 Issued for interest ($.05 to $.135
   per share)                            4,600,000        460       475,040             -            -       475,500
 Issued for acquisition of mining
   property                              3,944,500        394       394,056             -            -       394,450
 Issuance of stock options to
   related parties                               -          -     2,098,000             -            -     2,098,000
 Intrinsic value of debentures
   beneficial conversion feature                 -          -     1,777,336             -            -     1,777,336
 Amortization of deferred compensation           -          -             -        74,578            -        74,578
 Cashless exercise of stock options     18,000,000      1,800     3,012,200             -            -     3,014,000
 Net (loss) for the year                         -          -             -             -  (12,272,389)  (12,272,389)
                                      ------------- ---------- ------------- ------------- ------------ -------------

Balance at December 31, 2002           271,123,639  $  27,112  $ 24,815,926  $    (14,222)$(29,667,909) $ (4,839,093)
                                      ============= ========== ============= ============= ============ =============




                                      F-8
See accompanying notes


------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

Note A - Organization and Business

Organization and Nature of Business
-----------------------------------

Golden Eagle International, Inc. (an exploration stage company, the "Company,") was incorporated in Colorado on July 21, 1988. The Company is a mining enterprise in the exploration stage as defined by Statement of Financial Accounting Standards ("SFAS 7") No. 7. Since inception, the Company has been engaged in organizational activities and, in recent years, in the business of acquiring, developing, and operating gold, silver and other mineral properties. In addition, the Company has not yet generated significant revenues. Presently, substantially all of the Company's operations and business interests are focused on two prospects in the Republic of Bolivia, which are wholly owned by the Company: the combined Cangalli gold properties (the "Cangalli properties") and the Tipuani Gold Mining District (the "Tipuani Valley properties"). Third, the Company has prospects in the Precambrian Shield area of Bolivia (the "Precambrian properties"). In September 2002, the
company began   mining operations at its Cangalli gold mine.  During the
fourth quarter 2002, 92,700 tons of gold bearing ore were mined and processed. The Company generated its first revenues from the Cangalli properties.

Organization of Subsidiaries and Bolivian Mining Activities
-----------------------------------------------------------
In January 1996, the Company organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. ("GEBM"). The Company has a 93% ownership in GEBM. In October 1996, a sister Bolivian corporation was formed, Eagle Mining of Bolivia, Ltd. ("EMB"), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). The Company has an 84% ownership in EMB; however, EMB is currently inactive. During 2001, Golden Eagle formed a wholly owned Bolivian corporation, Golden Eagle International, Inc. (Bolivia) ("GEII Bolivia"), to conduct all continuing operations in Bolivia. During 2002, the Company transferred substantially all agreements, obligations, assets and rights in Bolivia to GEII Bolivia from GEBM.

In 1996, GEBM entered into an agreement, subsequently amended, with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions, the Cangalli properties, consisting of 5,000 acres owned by UCL. Under the agreement, the Company must pay an 18% royalty and certain advanced royalty amounts. All rights and obligations pursuant to these agreements were assumed and transferred in 2001 to GEII Bolivia. On July 2, 2002, the Company signed a definitive purchase agreement with United Cangalli Gold Mining Cooperative Ltd. ("UCL") to acquire the original Cangalli mining concessions. The purchase price consisted of $300,000 cash, 3,944,500 shares of Company common stock valued at $394,450 ($.10 per share), and the assumption of $175,000 of UCL obligations maturing over several years. The agreement canceled the 18% gross royalty that was held by UCL.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

The Company owns all rights, title and interest in four mining claims or concessions in the Tipuani Valley properties, acquired in November 1999 and October 2000. The prospect totals 69,000 acres, and the 5,000 acres previously held by UCL, for a total of 74,125 acres. The Company is not required to pay any royalty on the Cangalli Properties or the Tipuani Valley properties, and is only required to pay annual claim fees to the Bolivian government of $0.40 per acre, or $29,650 in total.

In June 2001, the Company acquired all rights, title and interest in three mining concessions consisting of 148,200 acres located 138 miles north of Santa Cruz, Bolivia, in eastern Bolivia's Precambrian Shield, together with all proprietary information pertaining to the properties, including relevant reports. The Superintendent of Mines of the State of Santa Cruz later reduced the size of these concessions to 125,000 acres due to conflicts with neighboring claims. The Company is not required to pay a royalty on these properties, and can maintain them in perpetuity by paying annual claims fees to the Bolivian government of approximately $50,000.

Going Concern Considerations
-----------------------------
The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits of $3,078,753 and $4,839,093 respectively, as of December 31, 2002 and has incurred substantial losses of $29,667,909 since its inception. The Company presently has one producing mine and plant that is not operating on a break-even basis. To further develop the mine and a plant will require significant additional financing to satisfy its outstanding obligations and to increase production levels. Unless the Company successfully obtains suitable significant additional financing arrangements there is substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters include private placements of stock, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at the existing operation and commencing mining operations at other claims owned by the Company or on properties to be acquired by the Company. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd., Golden Eagle International, an unincorporated Bolivian entity, and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated. Minority interests are not presented since they are not obligated to fund operating losses.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

Use of Estimates
----------------
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities and depletion, useful lives of property and equipment for depreciation, impairment valuations and calculation of deferred taxes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency
----------------
The Company's functional currency for its foreign subsidiaries is U.S. dollars. The financial transactions, records and statements of these foreign subsidiaries are all measured in U.S. dollars using daily exchange rates. As a result, the Company has no material currency translation gains or losses. Were the local currency used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

Revenue Recognition and Production Costs
----------------------------------------
Revenue from mineral sales is recognized when refined minerals are delivered to a recognized market place in Bolivia. The Company records a receivable upon delivery and generally receives cash upon settlement within a short period. The Company records estimated production costs of ore production as inventory. At December 31, 2002, the Company had no substantial inventory on hand. Production costs include labor and related direct and indirect costs of mine and plant operations. Ongoing production expenditures to produce ore or to maintain ore production are charged to operations as incurred.

Property, Equipment and Mineral Development
-------------------------------------------
Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets' estimated useful lives as follows:
                       Mining equipment   7-8  years
                       Vehicles             5  years
                       Office equipment   4-10  years

Costs associated with the acquisition and development of mining prospects are capitalized on a country-by-country basis. Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

ore body and remove overburden to initially expose the ore body, are capitalized. If no mineable ore body is discovered, such costs are expensed. Capitalized costs of producing properties are amortized as depletion using a unit-of production rate based on the ratio of production quantities to the estimated quantity of ore body currently accessed by mine development.

Cash and Cash Equivalents
-------------------------
All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Other Comprehensive Income
--------------------------
The Company does not have any items of other comprehensive income for the years ended December 31, 2002 and 2001.

Stock Based Compensation
------------------------
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation". The Company has adopted the disclosure-only provisions of SFAS 123 for the stock options granted to employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value of the options at the grant date, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

   Net income (loss):

                                          2002             2001
                                    --------------     --------------
         Net (loss):
         As reported                $  (12,272,389)    $  (2,617,066)
         Pro forma                     (13,997,389)       (2,617,066)
         Net income (loss) per
         share of common stock:
         As reported                $         (.05)    $        (.01)
         Pro forma                            (.06)             (.01)

In 2001, no options were issued. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2002: risk free interest rates of 5%; no dividend yield, volatility factor of the expected market price of the Company's common stock of 354%; and a weighted-average expected life of the options of 12 months.

Concentration of Credit Risk
----------------------------
The Company's cash equivalents and receivables are exposed to concentrations of credit risk. The Company manages and controls risk by investing cash with major financial institutions. Additional risk is incurred in foreign currency transactions. The company's receivables for minerals sold is minimized by the short periods for which these receivables are outstanding. The Company's other receivables consist of amounts due from a director, for which the risk is considered minimal. That amount is also in part offset by an amount payable to a company controlled by this person.

Reclassifications
-----------------
Certain reclassifications have been made to prior year's amounts to conform to the classifications used in the current year.

Restatement of 2001 financial statements
----------------------------------------
The accompanying 2001 financial statements have been restated to reflect the non-cash intrinsic value and amortization of the beneficial conversion feature of debentures payable. Because the beneficial conversion feature relates to debt of the Company, the amortization of the beneficial conversion feature is recorded as if it was additional interest expense on the debt. The effect of the adjustment is to increase interest expense and additional paid-in capital by $425,385 as of December 31, 2001 and for the year then ended. The further result of the adjustment is to increase the net loss reported by $(425,385) for both the year ended December 31, 2001 and the period from inception (July 21, 1988) through December 31, 2001. The adjustment is non-cash in nature and does not represent a liability to the Company. Related loss per share amounts for the period did not change and remains at $(0.01).

Income Taxes
------------
The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

Long-Lived Assets
-----------------
The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. In 2002, the Company recorded an impairment of $88,010 on its mining equipment in Bolivia.

Statement of Cash Flows Information and
Supplemental Non-Cash Financing Activities
------------------------------------------
Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 2002 and 2001, the Company paid interest of $53,137 and $55,534, respectively. Non-cash investing and financing transactions during the periods consist of the following:

                                                      Shares        Amount
                                                   ------------- ------------
2002
----
Beneficial conversion interest added to equity              N/A  $ 1,777,336
Accrued interest converted to debt                          N/A      232,830
Liabilities assumed on acquisition of mining property       N/A      175,000
Common stock issued to acquire mining property        3,944,500      394,450

2001
----
Contribution of accrued officer salaries to equity          N/A  $   905,886
Common stock issued for mining prospect              10,000,000      300,000
Common stock issued to advisors, consultants
  and employees for services                          5,341,051      344,578
Beneficial conversion interest added to equity              N/A
Conversion of accrued interest on debentures
  into stock                                          5,000,000      150,000
Common stock issued to settle dispute                 1,000,000       70,000
Common stock issued in lieu of interest                 600,000       44,700

Earnings (Loss) Per Share
-------------------------
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income
(loss) per share during all periods because their inclusion would have been anti-dilutive.

Concentrations  and economic vulnerability
------------------------------------------
Concentrations include: reliance on two areas containing the Company's mining prospects in isolated regions of a foreign country; limited financial capacity of related parties and/or others to continue funding operations; and, reliance on the future stability of the local, regional and national governments in Bolivia. If the Company is to be successful in commencing sustained, profitable commercial levels of production in Bolivia, it will need significant quantities of mining equipment and supplies that are presently in short supply or unavailable. Also, high import tariffs may make equipment either very expensive or of restricted availability; and transportation of heavy equipment in the region poses practical difficulties and is weather dependent. As of December 31, 2002, the carrying amount of net assets (assets less liabilities) located in Bolivia was approximately $883,618, a decrease of $126,287 during the year.

Fair Value of Financial Instruments
------------------------------------
Due to their short-term nature, the carrying value of current financial assets and liabilities approximates their fair values. The fair value of borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Beneficial Conversion Feature of Debentures
-------------------------------------------
In accordance with Emerging Issues Task Force No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accrued interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Effect of New Accounting Pronouncements
---------------------------------------
In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of the adoption of this statement.

In April 2002 the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of APB 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not anticipate that the adoption of these statements will have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact of the adoption of this statement.

In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

Note C - Mining properties

The Company's mining properties consist of the following:


                 Mining prospects                  $     300,000
                 Mine acquisition costs                  939,450

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

                 Mine development costs                  380,778
                 Processing plant and land                34,517
                                                   -------------
                                                       1,654,745

                 Less: accumulated depletion              (5,515)
                                                   --------------
                 Total                             $   1,649,230
                                                   ==============


On July 2, 2002, the Company acquired mining property in Cangalli, Bolivia from UCL, a mining cooperative. The following purchase price was capitalized in relation to the acquisition:



                 Cash paid                         $     300,000
                 Obligations assumed                     175,000
                 Prior contract payments                  70,000
                 Common stock issued                     394,450
                                                   --------------
                 Total                             $     939,450
                                                   ==============

Mining prospects consist of the eastern Bolivia Precambrian Shield claims. Mine acquisition costs are the costs of acquiring mining properties in the Cangalli and Tipuani Valley areas. These properties are currently under development. Mine development costs consist primarily of block caving and mine infrastructure costs. These costs are being amortized as depletion expense based on the ratio of tons of ore mined divided by estimated tons of ore accessible by currently developed mine infrastructure. Capitalized costs do not exceed fair value.

Concurrent with the acquisition of UCL properties, the Company wrote off $100,000 of advanced royalties that had been paid to UCL in 2000 and 2001.

Note D - Loans and Notes Payable

The Company has debt obligations outstanding at December 31, 2002 as follows:

   Bank note payable, interest at 4.25% per annum at
   December 31, 2002.  Interest due monthly until
   November 28, 2003 when principal and unpaid interest
   are due.  Secured by substantially all assets of the
   Company, pledge of certain assets of relatives of a
   former officer, and 13.5 million shares of Company
   stock of the former officer.                                $    995,800

   Note payable, interest at 18% per annum, issued
   January 16, 2002, unsecured.                                      25,000

   Convertible debentures payable, interest at 10%
   to 12% due annually, principal and interest due
   dates were extended by two years on each of the
   debentures, the first coming due in January 2004,
   and all other debentures at varying dates during
   2004 through 2006.  These debentures have the
   identical terms and are convertible at the lesser
   of $.03 to $.12 per share or 50% of the average of
   the closing bid price of common stock for three days
   prior to conversion.                                           3,836,325

   Less: unamortized beneficial interest discount                (1,914,901)
                                                              --------------

     Total unrelated party                                        2,942,224

   Borrowings from Related Parties:

   Note payable, interest at 10.5% per annum, issued
   in 1996 to a relative of an officer, unsecured, due
   date extended to June 30, 2003, personally guaranteed
   by the officer and spouse.  Classified as current due
   to the related party aspect of the note.                        450,000

   Notes payable, interest at 12% per annum, issued
   from November 1996 through December 1998 to relatives
   of an officer, unsecured, due June 30, 2003. Classified
   as current due to the related party aspect of the notes.        629,062

   Loan from a former employee and a Director, interest at
   8% per annum, unsecured, due on demand.                          41,204
                                                               ------------

     Total related party                                         1,120,266
                                                               ------------

   Total Loans and Notes Payable                                 4,062,490

   Less: Current maturities                                     (2,141,066)
                                                               ------------

   Non-current maturities                                      $ 1,921,424
                                                               ============

Future maturities of loans and notes payable are as follows:

   Year ending December 31,
   2003                           $  2,141,066
   2004                              1,771,424
   2005                                 30,000
   2006                                120,000
   Thereafter                                -
                                  ------------
   Total                          $  4,062,490
                                  ============

The beneficial conversion discount is recorded initially as an addition to additional paid in capital and as a discount to the related debentures. The discount is being amortized to interest expense over the life of the related debenture term using the interest method. The components of the unamortized discount at December 31, 2002 is as follows:

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

   Total discount                 $  3,592,395
   Less: accumulated amortization    1,677,494
                                  ------------
   Total                          $  1,914,901
                                  ============

Note E - Income Taxes

The Company has not recorded an income tax provision for 2002 or 2001 due to the Company's availability of net operating losses.

The following is a reconciliation of the provision for income tax to income before income taxes computed at the federal statutory rate of 34%:


                                                        2002        2001
                                                  -----------  ------------
   Income taxes at the federal statutory rate     $(2,280,000) $  (889,803)
   State income taxes, net of federal benefits       (118,000)      65,750
   Nondeductible expenses                             939,000      145,904
   Non-U.S. taxes                                     134,000      111,583
   Effect of net operating loss                     1,325,000      566,566
                                                  ------------ ------------
   Net                                            $         -  $         -
                                                  ============ ============


   Deferred tax assets are as follows:                 2002         2001
                                                     -------      -------

   Net operating loss                             $ 2,856,000  $ 1,630,000
   Valuation allowance                             (2,856,000)  (1,630,000)
                                                  -----------  ------------
   Net                                            $         -  $         -
                                                  ============ ============



The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss ("NOL") carryforwards of approximately $8.4 million at December 31, 2002, which expire in 2006 through 2022. These NOLs are subject to annual utilization limitations due to prior ownership charges.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

$2,856,000 of the net operating loss carryforward has been offset by a valuation allowance of the same amount, an increase of $1,226,000 in 2002.


Note F - Stockholders' (Deficit)

Common Stock Issued
-------------------
During 2001, 11,424,662 shares of common stock were sold to various individuals in a private placement at prices ranging from $.03 to $.05 per share for total proceeds of $363,534. On June 28, 2001, the Company acquired from three individuals mining concession interests on 148,200 acres north of Santa Cruz, Bolivia for 10 million shares of common stock valued at $300,000 ($.03 per share). During 2001, 5,341,051 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.03 to $.05 for total value of $344,578. On December 31, 2001, accrued interest payable of $150,000 on convertible debentures was converted to 5,000,000 shares of common stock at $.03 per share. On December 31, 2001, the Company's president forgave accrued salary in the amount of $905,886. This amount has been recorded as contributed capital. On February 13, 2001 and July 9, 2001, the Company issued a total of 600,000 shares of common stock at a rate of $.07 (trading price on the date of issue) per share to an individual in exchange for accrued interest of $44,700. On March 22, 2002, 1,000,000 shares of common stock were issued to a former officer to settle a lawsuit at $.07 per share for a total value of $70,000. However, this settlement was accrued into 2001 since the dispute related to earlier periods. During 2001, the Company recorded the aggregate intrinsic value of the beneficial conversion feature, including the conversion of interest, in the amount of $1,815,059.

During 2002, 32,066,314 shares of common stock were sold to various individuals in a private placement at prices ranging from $.03 to $.12 per share for total proceeds of $1,337,211. During 2002, 6,400,870 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.03 to $.28 for total value of $1,033,745. During 2001, the Company issued 4,600,000 shares of common stock at prices from $.05 to $.14 (trading price on the date of issue) per share to an individual in exchange for accrued interest of $475,500. On July 2, 2002, 3,944,500 shares of common stock was issued to the owners of the UCL cooperative as a portion of the payment to acquire mining interests at $.10 per share for a total value of $394,450. On March 20, 2002 the Company's Board of Directors granted options to the Company's President and CEO to purchase 25,000,000 common shares of the Company's stock at $0.075 per share, for a one-year period. In addition, on that same date the Board granted options to a former Executive Officer of the Company to purchase 20,000,000 common shares of the Company's stock also at $0.075 per share, for a one-year period. The transaction was valued at $2,098,000 using the intrinsic method for the president's options and Black-Scholes fair valuation method for the former employee's options. During 2001, the Company recorded the aggregate intrinsic value of the beneficial conversion feature, including the conversion of interest, in the amount of $1,777,336.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

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

On November 1, 2000, the Board of Directors granted a retention bonus to certain employees of its Bolivian subsidiary, consisting of a total of 1,020,000 shares, one third of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period.

Officer Retention Bonus
------------------------
On November 3, 2000, the Board of Directors granted a retention bonus to an officer of its Bolivian subsidiary, consisting of a total of 900,000 shares, 300,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period.

Non-qualified stock options
---------------------------
On March 22, 2002, the Company adopted a non-qualified stock option plan for the Company's president and former president in which the Company granted options to purchase 25,000,000 and 20,000,000 shares of common stock, respectively. A total of $2,098,000 in compensation was recorded at the time of the granting of the options. The options are exercisable for $.075 per share for a period of one year. The plan provides that the recipients can elect to pay for the shares in cash or from proceeds of the sale of a portion of the shares acquired from the exercise of options (cashless exercise). On December 30, 2002, the option holders exercised their options to purchase an aggregate of 24,456,523 shares of Golden Eagle's common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 6,456,523 shares at a price of $0.284 per share for a total of $1,833,653. The net effect was the issuance of 18,000,000 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 18,000,000 net shares issued and compensation of $5,112,000. On March 20, 2003, the option holders exercised their options to purchase an aggregate of 20,543,477 shares of Golden Eagle's common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 8,279,021 shares at a price of $0.284 per share for a total of $2,351,242.
The net effect was the issuance of 12,264,456 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 12,264,456 net shares issued and compensation of $2,281,183. This additional compensation has been recorded in 2002.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

A summary of the stock options granted to purchase common stock and the changes therein during the year ended December 31, 2002 is presented below (No options were outstanding during 2001):


                                                            2002
                                                 -----------------------------
                                                                 Weighted
                                                   Number of     Average
                                                    Options     Exercise Price
                                                 ------------   --------------
    Outstanding at beginning of year                       -      $ .  -
    Granted                                       45,000,000        .075
    Cancelled                                              -           -
    Exercised                                     24,456,523        .075
                                                 ------------   --------------
    Outstanding at end of year                    20,543,477      $ .075

    Exercisable at December 31, 2002              20,543,477      $ .075
                                                 ============   =============
    Weighted average fair value of options granted                $ .075
    Weighted average remaining contractual life of
     options outstanding as of December 31, 2002                  79 days


Assumptions used in valuing the stock options is



                                               For the Year Ended December 31,
                                                                2002
                                                               -------

    Expected dividend yield                                     --

    Expected price volatility                                   354%

    Risk-free interest rate                                     5.0%

    Expected life of options                                    12 months



Amounts expensed to compensation for stock options transactions were $7,393,189 and $0 in 2002 and 2001, respectively.

Note G - Related Party Transactions

From 1994 through 1999, a former officer and current major stockholder advanced funds to the Company on an unsecured basis at 8% per annum. During 2000, $16,784 was repaid, leaving a balance of $41,204 plus accrued interest of $3,776 at December 31, 2002. Due its related party nature, the loan and accrued interest are included in current liabilities.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

During 1996, notes payable totaling $450,000 at an interest rate of 10.5% per annum, were issued to a relative of the former officer discussed above. The notes are unsecured but personally guaranteed by the former officer and spouse. As of December 31, 2002 the $450,000 of loan principal and accrued interest of $377,685 were outstanding. Due to their related party nature, the notes and accrued interest are included in current liabilities.

From 1995 through 1999, relatives of the former officer advanced funds to the Company on an unsecured basis at 12% per annum. As of December 31, 2002, $629,062 of loan principal plus accrued interest of $333,476 was outstanding. Due to its related party nature the notes and accrued interest are included in current liabilities.

From 1997 through July 31, 2002, the Company made cumulative unsecured net advances to its President. As of December 31, 2002, the outstanding balance of these advances totaled $579,021, an increase of $55,240 during 2002. However, as of December 31, 2002, the Company also owes the President $607,503 of unpaid salary subsequent to a 2001 voluntary cancellation of accrued salary totaling $443,772. These amounts were netted to a total of $28,482 owed to the President at December 31, 2002.

During 1999, the Company contracted the services of a consulting metallurgical firm, an employee of which has now become an officer and director of the Company, to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on its Cangalli prospect. On March 16, 2000, the Company satisfied this indebtedness in its entirety by issuing the consulting firm 2,005,800 restricted shares of common stock ($.03 per share). In 2000, the Company advanced the firm $66,885. As of December 31, 2002, $45,112 of the advances remains outstanding. During 2002, the consulting firm was paid $90,000 for engineering services.

As of December 31, 2002 related party payables totaled $73,595.

Note H - Commitments and Contingencies

Contingencies Resulting from Litigation
---------------------------------------

Litigation in Bolivia.
----------------------
Litigation in Bolivia against a former employee was resolved in 2002 in Golden Eagle's favor. Golden Eagle had accrued a liability of $275,804 and recaptured the prior contingency amounts as other income in 2002.

Office Leases
-------------
October 30, 2002, the Company entered into a one-year lease of an office in Draper, Utah for $1,920 per month. Rent paid for the office during 2002 and 2001 was approximately $14,000 and $12,000. The Company is also responsible for the cost of utilities, insurance, taxes, and common area expenses.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
==============================================================================

During November 2002, the Company entered into a one-year office lease in La Paz, Bolivia at $1,700 per month. Rental expense paid for the office was
approximately $20,000 and $20,000 in 2002 and 2001, respectively.    Future
minimum lease payments for the above office leases are $37,900 for 2003 and none thereafter.

Note I - Fourth Quarter Transaction

In the fourth quarter 2002, the Company recorded $5,295,189 as non-cash compensation expense to reflect the exercise of options for 30,264,456 shares by the Company's president and former president. This amount, along with the $2,098,000 in a non-cash compensation expense recorded for the issuance of the stock options in the first quarter of 2002, totals $7,393,189 in a non-cash compensation expense for the entire year.