Form 10QSB
period 2003-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2003-05-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

                            (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended


                          March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.



                  Commission file number 0-23726

                GOLDEN EAGLE INTERNATIONAL, INC.
     --------------------------------------------------------
     (Exact name of Golden Eagle as specified in its charter)


           Colorado                                  84-1116515
   ------------------------             ---------------------------------
   (State of incorporation)             (IRS Employer Identification No.)


   12401 South 450 East, Building D1, Salt Lake City, UT  84020
----------------------------------------------------------------------
       (Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320


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

                                                   [ X ]  Yes        [  ]  No

At March 31, 2003, there were 291,588,352 shares of common stock outstanding.

Transitional Small Business Disclosure Format:       [   ]  Yes        [ X]  No

                  PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        The unaudited Financial Statements for the Quarter Year ended March 31, 2003 are attached hereto. Please refer to pages F-1 through F-6.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-Looking Statements and Risks

        As noted, the future conduct of Golden Eagle's business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms "may," "expects to," "projects," "believes," "projects," or "estimates," and other terms denoting future possibilities, are forward-looking statements in accordance with the Private Securities Litigation Act of 1995. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Certain of our previous projections have proven to be incorrect, and in some cases materially so. Risks and other significant information are available regarding Golden Eagle by visiting our web site located at www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle's operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

        Liquidity and Capital Resources

        At March 31, 2003 and subsequently, Golden Eagle has had significant working capital shortages that we have been able to overcome to maintain our operations and move forward. In fact, since our inception through the first quarter of 2003 and subsequently, Golden Eagle's current liabilities have substantially exceeded current assets. This situation has created some difficulty for Golden Eagle in meeting our obligations to pay our bills currently, although at March 31, 2003 we were able to pay, or were in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, and U.S. operations, as well as our suppliers' billings and other current expenses.

        At March 31, 2003, Golden Eagle's working capital deficit amounted to ($3,127,323) which is approximately the same as our working capital deficit at December 31, 2002 and at March 31, 2002. There are numerous components of our current liabilities, which impact our working capital deficit. These components include:

        Short-term loans from affiliates and other related parties of approximately $1.12 million which are payable on demand;

        A short-term loan from a bank of $995,800, which is due November 30, 2003, which we believe the bank will further extend because of the existing guarantees by certain shareholders;

        Accrued expenses and accounts payable of approximately $512,000; and

        Accrued interest payable of approximately $993,000.

        Golden Eagle has no significant capital commitments to the United Cangalli Gold Mining Cooperative, Ltd. ("UCL") with respect to its exploration and mining contract with the UCL as a result of our acquisition on July 2, 2002 of the original concessions owned by the UCL. However, within the acquisition agreement with the UCL we agreed that over the course of the next four years we will pay $175,000 of UCL's currently existing debt on terms and conditions that we have the flexibility to negotiate with each creditor. In addition, Golden Eagle has liabilities that require debt service and other financial arrangements that are set out in detail at page F-1 in the attached Financial Statements.

        Golden Eagle has historically financed its significant operating losses and cash flow requirements through short-term loans from affiliates, and occasionally, from non-affiliates. In addition, we also used our common stock directly to raise capital and to satisfy some of our obligations. The situation requiring the use of Golden Eagle's stock to raise working capital or pay current obligations has continued throughout the first quarter of 2003 and subsequently, and will continue to result in dilution to Golden Eagle's current shareholders (See, Part II, Item 2, "Changes in Securities"). During the first quarter of 2003, Golden Eagle raised approximately $525,350 from the sale of 5,034,174 shares of its common stock from accredited investors pursuant to exemptions from the securities registration requirements.

        In addition, Golden Eagle has a number of future commitments for which it does not presently have the cash necessary to satisfy. These commitments include expending approximately $1.5 million for the maintenance of Golden Eagle's mineral properties and mining operations in excess of the anticipated revenues from those operations, the payment of the short-term indebtedness to affiliated and unaffiliated parties described in the preceding paragraphs, and continuing to pay annual administrative expenses in an estimated amount of $2.4 million through the remaining nine months of 2003. We believe, but cannot assure, that we will be able to extend our debt commitments to the bank and to the affiliated lenders as we have done in the past, and that we will be able to meet our other obligations as described below in "Plan of Operations."

        Because of our ongoing working capital shortages, technical and financial issues resulting from the need to conduct our own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle has focused its efforts and expenditures on its priority obligations. These obligations include maintaining in good standing its commitments to its providers and vendors, as well as its staff in Bolivia and in the United States. For its long-term development of its properties, Golden Eagle must obtain a significant amount of financing (in excess of $6,000,000) from industry or financial partners, or it must enter into joint venture arrangements or other industry arrangements.

        We have provided some liquidity for our Bolivian operations through production of gold at our Cangalli, Bolivia gold mine that commenced on September 30, 2002. The following table provides some information about the liquidity that this production has provided, or will provide, to us, which we have used, or will use, to defray a portion of the costs of our Bolivian operations:


--------------------------- ---------------------- --------------------------
                            Production grams       Dollars recognized or
                            (troy ounces)          to be recognized
-----------------------------------------------------------------------------
Fourth quarter, 2002        43,847 gr (1,410 oz)   $419,009
--------------------------- ---------------------- --------------------------
First quarter, 2003         36,424 gr (1,171 oz)   $137,196
--------------------------- ---------------------- --------------------------
Gold in inventory at the                           $308,430
end of the first quarter                          (approximate value)(1)
of 2003(1)
--------------------------- ---------------------- --------------------------

(1) Due to the precipitous fall in international gold prices during the first quarter of 2003, actual sales of some of the gold produced were affected because our Bolivian subsidiary, GEII Bolivia, chose to delay those sales and hold the gold in inventory in an "unmarketable condition" as the price recovered. Furthermore, GEII Bolivia chose to recognize and report actual cash revenues received during the quarter. Our policy in the future will be to recognize revenues as quickly as it is advisable given market conditions and process our gold into a "marketable commodity" to be able to assign its fair market value.

        Our production decreased by about 17% between the two quarters because our mine personnel assisted in disaster relief when a mudslide devastated a nearby village and during another period of time when the mine operations were impacted by expansion work. We do not believe that these short-term issues will impact our ability to produce gold over a longer period of time. We also believe that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli and the Tipuani Valley properties, and gold and other valuable minerals from the Precambrian properties, at some time in the future. However, commercial mining and production will require a significant amount of capital investment that we do not currently have available, and we cannot offer any assurance that our revenues will be sufficient to meet our expenses.

        Although Golden Eagle believes that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties, we do not report any estimated reserves pursuant to Industry Guide 7 promulgated by the SEC under the Securities Act of 1933. In addition, although we project positive net revenues in the future, particularly once our current expansion of the Cangalli mine and plant reaches a capacity of 3,500 tons per day, there can be no assurance that any revenues received will exceed our expenses.

Golden Eagle's ability to generate significant net revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for the expansion of its Cangalli gold production plant to its final phase of 11,000 tons per day. This revenue generating ability is subject to substantial risks to Golden Eagle and its shareholders as discussed below.

        While Golden Eagle has been seeking financing sources for its Bolivian operations, we have also been required to finance our general and administrative operations, as well as mine maintenance, from other sources. Golden Eagle has been able to achieve the financing necessary for our other expenses and for mine maintenance, the negative cash flow from production operations, and for property exploration, from accredited investors as described above. The board of directors of Golden Eagle believes that these investors have provided financing on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle's ability to finance its operations will, in the end, be dependent on its ability to generate additional positive cash flow from operations in amounts sufficient to support all of Golden Eagle's financial obligations, of which there can be no assurance

        Golden Eagle's ability to use its capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although Golden Eagle has exerted its best efforts to comply with all applicable regulations, there can be no assurances that it has been able to do so. To the extent there may be any non-compliance, Golden Eagle may incur certain liabilities, although no such claims have, to Golden Eagle's knowledge, been asserted to date.

        As of March 31, 2003 Golden Eagle's balance sheet showed total assets of $3,073,364. These assets included:

        . Current assets of $518,208, including cash and pre-paid expenses.

        . Mining equipment of $981,006; a $1,714,869 acquisition cost of our mining prospects; and $133,475 for office equipment; and $63,347 in vehicles, for a total of property and equipment of $2,892,698, less accumulated depreciation of $(399,495), resulting in a net figure of $2,493,203.

        .     Advanced salaries, royalties and deposits of $61,954.

Although these assets are reflected on Golden Eagle's balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle's independent public accountants attached to Golden Eagle's financial statements for the year ended December 31, 2002, included as a part of Golden Eagle's annual report on Form 10-KSB for the year then ended.

        Golden Eagle's stated objective is achieving sustained commercial production if, as we believe will be the case, our properties are capable of producing gold commercially. As stated above, implementation of any or all of Golden Eagle's planned strategies requires significant infusions of working and operating capital, and while we project that such funds will be raised, we cannot assure that we will be successful in raising that capital through loans, secondary offerings or private placements.

        Results of Operations

        Golden Eagle's operations in the first quarter of 2003 resulted in significant continuing losses and negative cash flow. During the first quarter of 2003, Golden Eagle's subsidiary operations in Bolivia received $137,196 in revenues from gold sales, despite the fact that 1,171 troy ounces of gold were produced. Sales on the remaining amount of gold were postponed, and that gold was held in "unmarketable" inventory, while international gold prices recovered from a precipitous fall that occurred during the quarter. Our policy in the future will be to recognize revenues as quickly as it is advisable given market conditions and process our gold into a "marketable commodity" to be able to assign its fair market value. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles' general, administrative and other costs have continued to outstrip the revenues generated by Golden Eagle's mining operations. We have financed our net losses and negative cash flows from operations as described above in "Liquidity and Capital Resources."

        We have projected, but cannot guarantee, that once our operations at Cangalli, Bolivia are expanded to a capacity of 3,500 tons per day or ore processed, those operations will reach the break-even point and will become profitable. Even if our projection is accurate, this will not necessarily result in overall profitability for Golden Eagle's operations as a whole. Golden Eagle may need to achieve significantly greater revenues to offset our continuing general, administrative, depletion, depreciation, and other expenses. Furthermore, other non-cash charges may adversely affect our ability to generate a profit.

        The following sets forth certain information regarding Golden Eagle's results of operations during the first quarter of 2003 ending March 31, 2003 compared with the same period in 2002 (restated),


                                              Quarter ended
                                      -----------------------------
                                      March 31, 2003 March 31, 2002
                                      -------------- --------------
        Revenues                      $     137,196           -0-
        Production Costs              $    (273,792)          -0-
        Exploration Costs                       -0-  $    (17,466)
        General and Administrative    $    (838,850) $   (262,140)
        Non-cash stock option comp.   $          0   $ (2,098,000)
        Depreciation and Depletion    $     (11,904) $    (17,958)
        Operating Loss                $    (987,350) $ (2,395,544)
        Net Loss                      $  (1,575,826) $ (2,754,200)
        Net Loss per Share            $       (.006) $      (.012)


        Golden Eagle's costs and operating expenses for the first quarter of 2003 increased significantly as to general and administrative expenses, totaling $838,850 compared to $262,140 during the same period in 2002, which is an increase of 220%. This substantial increase reflects the additional administrative activity involved in provisioning, expanding and operating our gold mine and recovery plant at Cangalli, Bolivia plus compensation to a director of $190,000 in the form of stock grants.

        First quarter 2003 exploration expenses were $0 compared to $17,446 in 2002. This lack of any expenditure in the first quarter of 2003 was due, primarily, to our increased focus on our Cangalli gold recovery plant construction and expansion, as well as our ongoing mine build-out.

        Golden Eagle incurred a significantly higher interest expense in the first quarter of 2003 of ($588,528), as compared to first quarter 2002 interest of ($360,096). This 63% increase in interest expense is due, in large part, to an interest expense attributable to amortizing the benefit resulting to our convertible debenture holders, accredited investors who are current shareholders, who entered into convertible debenture agreements with Golden Eagle during the past three years. The accumulation of the first quarter 2003 intrinsic value of the beneficial conversion feature (the market price of the stock at the commitment date in excess of the conversion rate) has been recorded as additional paid-in capital and as a discount to the debenture obligations. The non-cash interest expense (amortization) is calculated using the interest method to allocate the conversion benefit to the affected quarter. (See, Note E at F-6, Notes to the Financial Statements, which are attached to this Report.) Interest costs will continue during the balance of 2003 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

        Golden Eagle had a net loss for the first quarter of 2003 of ($1,575,826), or $(.006) per share, compared to its net loss during the same period in 2002 of ($2,754,200), or $(.012) per share. This decreased net loss is due in large part to a one-time expense in the first quarter of 2002 associated with the grant of stock options. However, the loss also has to do with our accelerated efforts to expand our operation at our Cangalli mine. Golden Eagle anticipates that the trend of net losses will continue through the balance of 2003 until we can reach a capacity of 3,500 tons per day of ore processed in our Cangalli gold operation, at which time we project, but cannot guarantee, that our operation will enter into profitability. Whether profitability in our Cangalli operation will be applicable across the board to our entire company's operations is still an unresolved question. Losses may continue as we continue expanding our production efforts on our gold prospects in Bolivia; continue our pursuit of funding and implementation of mining and recovery operations in Bolivia; and in general and administrative expenses in the United States and Bolivia, without generating revenues that will be greater than expenses incurred from those efforts. Golden Eagle's continued ability to survive notwithstanding the continuing losses is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle projects that it will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

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

        On December 30, 2002 both Mr. Turner and Ms. Erickson exercised a portion of their options under the grant and agreement: Mr. Turner for 13,356,957 shares and Ms. Erickson for 10,869,566 shares. Respectively, Mr. Turner and Ms. Erickson gave us 3,586,957 and 2,869,566 shares in a like-kind, share-for-share exchange for net stock issued to them of 10,000,000 and 8,000,000 respectively. The market price of the stock at the time of the transaction was $0.284 per share. This price was multiplied by the total net number of shares that Mr. Turner and Ms. Erickson received to come up with the compensation expense.

        Variable Accounting Bearing on Special Non-Cash Impact Due to Options.

        During the first quarter of 2003, on March 20, 2003, Mr. Turner and Ms. Erickson exercised 11,413,043 and 9,130,434 options respectively and gave 4,599,456 and 3,679,565 shares respectively in a like-kind, share-for-share exchange for net stock issued to each of them of 6,813,587 and 5,450,869 respectively. Since the previously discussed exercise transaction took place on December 30, 2002, this created a modification to the existing agreement and required variable accounting. Under variable accounting, we had to recognize at December 31, 2002 the value of the remaining options outstanding. Normally the remaining number of options would be valued at the December 31, 2002 stock price. Since we knew the exact number of options exercised subsequent to the 2002-year end, and the price of the stock at March 20, 2003, we used those prices to calculate the value of the remaining options. The value of both the net shares exercised for on March 20, 2003, together with the value of the net shares exercised for on December 30, 2002, was calculated as a non-cash expense and totaled $5,295,189, which was booked in 2002.

        Plan of Operations.

        Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (although the price of gold has strengthened significantly during the past 12-month period ranging between approximately $327 to $390 per troy ounce), our management has set the following priorities for the use of proceeds as they become available:

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

   . Implementation of recommendations from the geological and metallurgical reports (which we expect will amount to approximately $3-6 million during 2003), including, but not limited to:

           o Constructing the 11,000 ton-per-day fourth phase of our processing plant at our Cangalli gold mine, expanding our currently-existing conveying systems for both ore and waste at the site, to begin full commercial production at a profit.

           o Using production data to enter second-stage resource and reserve confirmation work with our geological teams at the Cangalli, Tipuani Valley and Precambrian properties.

           o Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

        Since we currently have a limited amount of cash on hand and a significantly working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital, and we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

        Golden Eagle's ability to pursue its mine plan and its more general plan of operations is dependent on a number of factors, including the maintenance of necessary government and local consents and permits and, most importantly, obtaining a significant amount of additional financing. However, there can be no assurance that

Golden Eagle will be able to meet the requirements necessary to overcome these factors and be able to pursue its mine plan through to its final phase as currently contemplated.

        In order to assist in financing its planned operations, Golden Eagle is continuing to seek joint venture partners or other industry participants who would be interested in joining with Golden Eagle in the development of its Tipuani Gold District or Precambrian prospects. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating these prospects or in negotiating a relationship with us on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment. However, Golden Eagle believes that it has some negotiating leverage to compromise on a more reasonable allocation of a direct or indirect interest in the Cangalli project in exchange for an appropriate investment. Among the areas of possible negotiating leverage include Golden Eagle's acquisition during the third quarter of 2002, of a 100% interest in the original Cangalli gold concessions owned by the United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). This land acquisition consisted of the original 5,125 acres that were the subject of Golden Eagle's exploration and mining contract entered into with the UCL in January of 1996. (See, Current Report on Form 8-K filed on July 18, 2002.) In addition, Golden Eagle's management has and continues to maintain important contacts with governmental officials in Bolivia. Also, as indicated above, we have acquired additional mining concessions (69,000 acres) in the Tipuani Gold District surrounding the original Cangalli concessions (5,125 acres), as well as in the Precambrian Shield (125,000 acres) of eastern Bolivia. Golden Eagle believes that these, and other intangible factors, add value to our projects both in the Tipuani Gold Mining District and Precambrian Shield, but especially in the Tipuani area.

        As another place for negotiating leverage, Golden Eagle has been studying the possibility of increasing its existing gold production from the Cangalli project based on the mining and metallurgical study of the project by its Vice President of Development. Dr. Ronald L Atwood's investigation indicates that Golden Eagle may be able to establish an 11,000 ton-per-day operation on the Cueva Playa Section of the property at a capital cost of approximately $6,000,000. As is apparent from the financial statements attached hereto (See, F-1 through F-6), Golden Eagle does not have the additional amount of capital available to complete the construction of the 11,000 ton-per-day plant, and there can be no assurance that Golden Eagle will be able to obtain the necessary capital. Golden Eagle has had discussions with several potential financing sources, but none of these discussions have proceeded beyond a preliminary discussion stage. Any financing will be contingent on the preparation of definitive agreements, satisfactory due diligence by the financing source, and other conditions and contingencies. There can be no assurance that any of these sources will provide the necessary financing or, if they are willing to provide the financing, the terms will be reasonable. Investors in Golden Eagle should anticipate that their interests in our project will be significantly diluted by any financing, joint venture, or other industry participation, either through the issuance of additional shares of Golden Eagle common stock or through a reduction in Golden Eagle's direct interest in our project or our Bolivian subsidiary. However, we have gone forward with the construction and operation of our first-phase gold processing plant in the belief that we will be able to grow into our projected larger plant and operation.

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out all of our objectives as set out above. However, we did obtain sufficient liquidity, for example, to complete our third-phase plant expansion, and begin that expansion in the first quarter of 2003. Based on our past experience, we expect to be able to accomplish all of our objectives above as, and if, sufficient operating funds come available. Our current financial and other difficulties, together with the risks associated with exploring for and mining gold in Bolivia, and the current price volatility of gold, all combine to make it more difficult for us to raise much needed funds on reasonable terms.

        Risk Factors Attendant To Golden Eagle's Operations.

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following highly significant factors, and the other factors described in this annual report. The risks associated with an investment in our stock include, but are not limited to:

..       volatility of commodity (gold) prices;
..       volatility of our stock prices and the lack of an established broad market for our securities;
..       the environmental risks associated with mining activities;
..       the lack of probable or proven mineral reserves as defined by Industry
        Guide 7 of the SEC Regulations on any of our properties;

..       the risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;
..       the concentration of our assets in a single area in Bolivia (our
        Cangalli gold mine) (although we have diversified our land holdings through our Precambrian acquisition in eastern Bolivia); and
..       the significant dependence on management and management's relative inexperience with certain aspects of the type of block-caving and other underground mining operations contemplated in our business, mining and processing plan.

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced gold in commercial quantities on a profitable basis, and continue to be an "exploration stage" company as that term is defined in SFAS No. 7 and Industry Guide 7 promulgated under the Securities Act of 1933.

        Impact of Inflation and Changing Prices

        Golden Eagle has not experienced any impact from the effects of inflation during the last three annual operating periods, 2000, 2001 or 2002, and was not impacted during the first quarter of 2003. Bolivian inflation, while astronomical at points during the early 1980's, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

        Capital Commitments

        We have no significant capital commitments other than those obligations to continue to evaluate and explore our properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially, to meet our obligations to pay amounts due for annual payments for our properties, and to complete our obligations on our purchase agreement with UCL for the acquisition of the Cangalli Properties. Contained within those capital commitments are contractual cash obligations which are set out below:

  -------------------- -------------- -------------- ------------ ------------
                                       Remaining     2004
  Contractual Cash                     Nine Months   through      2007
  Obligations           Total          of 2003       2006         & 2008
  -------------------- -------------- -------------- ------------ ------------
  Related Party Debt   $   1,120,266  $   1,120,266
  Unrelated Party Debt $   1,020,800  $   1,020,800
  Debentures           $   3,836,325                 $ 3,716,325  $  120,000
  UCL Assumed Debt     $     175,000                              $  175,000
  Mining Claim Fees    $     398,000  $      79,600  $   159,200  $  159,200
  Building Leases      $      25,340  $      25,340
  Other Commercial
   Commitments         $      18,000  $      18,000
  -------------------- -------------- -------------- ------------ ------------
  Total Contractual
   Cash Obligations    $   4,709,390  $   2,266,566  $ 1,960,624  $  454,200
  -------------------- -------------- -------------- ------------ ------------

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

        Effect of New Accounting Pronouncements. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are continuing our evaluation of the impacts of this statement and have not yet determined the impact of its adoption.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from the retirement of debt to be classified as extraordinary items net of income taxes. The standard requires that gains and losses from the retirement of debt be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. We do not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of Golden Eagle because we currently have no derivatives or hedging contracts.

        Going Concern Considerations

        The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had significant working capital and stockholders' deficits of ($3,127,323) and ($2,884,432), respectively, as of March 31, 2003 and have incurred substantial losses of ($31,243,735) since our inception. We presently have one producing mine and plant that are not operating on a break even basis. To further develop the mine and plant will require significant additional financing to satisfy outstanding obligations and to increase production levels. Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is a substantial concern about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 3. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                   PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 2. Changes in Securities

        During the quarter ending March 31, 2003 Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 5,034,174 restricted common shares for cash to unaffiliated, accredited investors at between $.10 and $.15 per share, to raise $525,350. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder, without general advertising or other form of public solicitation. Each of the investors represented to the Company that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy Golden Eagle's working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

Item 3. Defaults upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K:

        The following reports on Form 8-K were filed during the quarter ended March 31, 2003, and subsequently:

        January 2, 2003, reporting on events under Items 5 & 7 of Form 8-K March 20, 2003, reporting on events under Items 5 & 7 of Form 8-K

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

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                  (Golden Eagle)


May 15, 2003                  by:  /s/ Terry C. Turner
                                  -----------------------------------
                                  Terry C. Turner, President


        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

                                  GOLDEN EAGLE INTERNATIONAL, INC.
                                 (Golden Eagle)


May 15, 2003                  by: /s/ Terry C. Turner
                                  ----------------------------------------
                                  Terry C. Turner,
                                  Director and Principal Executive Officer


May 15, 2003                  by:  /s/ Tracy A. Madsen
                                   ---------------------------------------
                                   Tracy A. Madsen
                                   Corporate Secretary/Treasurer and
                                   Principal Financial Officer


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

               Certification of Periodic Reporting
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      18 U.S.C. Section 1350

     I, Terry C. Turner, Principal Executive Officer of Golden Eagle International, Inc. (the "Company"), do also hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the quarterly report on Form 10-QSB of the Company for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003

 /s/ Terry C. Turner
-------------------------
Terry C. Turner
Principal Executive Officer

                          CERTIFICATIONS

I, Tracy A. Madsen, certify that:

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

               Certification of Periodic Reporting
    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      18 U.S.C. Section 1350

     I, Tracy A. Madsen, Principal Financial Officer of Golden Eagle International, Inc. (the "Company"), do also hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the quarterly report on Form 10-QSB of the Company for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003

 /s/ Tracy A. Madsen
---------------------
Tracy A. Madsen
Principal Financial Officer

-----------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Financial  Statements
Table of Contents
=============================================================================


                                                                     PAGE

Consolidated Balance Sheets                                          F-1

Consolidated Statements of Operations                                F-2

Consolidated Statements of Cash Flows                                F-3

Notes to Consolidated Financial Statements                           F-4

-----------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
=============================================================================


                                                     March 31    December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                    (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
  Cash                                              $   138,701  $    335,029
  Accounts receivables                                   78,077       176,578
  Prepaid expenses                                       40,267       110,378
  Inventory                                             261,163             -
                                                   ------------- -------------
    Total current assets                                518,208       621,985
                                                   ------------- -------------
PROPERTY AND EQUIPMENT
  Mining Equipment                                      981,006       896,819
  Mining properties                                   1,714,869     1,654,745
  Office equipment                                      133,475       127,571
  Vehicles                                               63,347        95,238
                                                   ------------- -------------
                                                      2,892,698     2,774,373
  Less accumulated depreciation                        (399,495)     (394,054)
                                                   ------------- -------------
                                                      2,493,203     2,380,319
                                                   ------------- -------------
OTHER ASSETS
  Advances to officers                                   61,954        61,954
                                                   ------------- -------------
                                                         61,954        61,954
                                                   ------------- -------------

Total Assets                                       $  3,073,364  $  3,064,258
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loans from related parties                       $  1,120,266  $  1,120,266
  Bank loan payable                                     995,800       995,800
  Other notes payable                                    25,000        25,000
  Accrued expenses                                      343,102       208,035
  Accounts payable                                      156,455       428,809
  Payable related party                                  11,709        73,595
  Accrued interest payable                              993,199       849,233
                                                   ------------- -------------
    Total current liabilities                         3,645,531     3,700,738
                                                   ------------- -------------

  Convertible debentures payable                      3,836,325     3,836,325
  Beneficial interest discount                       (1,609,060)   (1,914,901)
                                                   ------------- -------------
    Total liabilities                                 5,872,796     5,622,162
                                                   ------------- -------------

STOCK OPTION OBLIGATIONS                                      -     2,281,189

OTHER STOCK OBLIGATIONS                                  85,000             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
   shares authorized 10,000,000; none issued                  -             -
  Common stock, par value $.0001 per share;
    authorized 800,000,000 shares; issued and
    outstanding 291,588,352 and 271,123,639
    shares, respectively                                 29,158        27,112
  Additional paid-in capital                         28,340,100    24,815,926
  Deferred compensation                                  (9,956)      (14,222)
 (Deficit) accumulated during the development stage (31,243,735)  (29,667,909)
                                                   ------------- -------------
    Total stockholders' (deficit)                    (2,884,432)   (4,839,093)
                                                   ------------- -------------
                                                   $  3,073,364  $  3,064,258
                                                   ============= =============






See accompanying notes.

------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
==============================================================================


                                                                 July 21, 1988
                                                                   (Inception)
                                          Three Months Ended           Through
                                              March 31,              March 31,
                                            2003         2002             2003
                                     ------------- ------------- -------------
                                                    (Restated)

REVENUES                             $    137,196  $          -  $    717,282

OPERATING EXPENSES                              -             -             -
  Production                              273,792             -       374,939
  Exploration                                   -        17,446     1,691,756
  General and administration              838,850       262,140    13,898,368
  Non-cash stock option compensation            -     2,098,000     7,393,189
  Asset Impairment                              -             -        88,010
  Write down of mining prospect                 -             -       873,462
  Depreciation and depletion               11,904        17,958       486,613
                                     ------------- ------------- -------------

    Total operating expenses            1,124,546     2,395,544    24,806,337
                                     ------------- ------------- -------------

OPERATING (LOSS)                         (987,350)   (2,395,544)  (24,089,055)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Interest expense                       (588,528)     (360,096)   (4,962,860)
  Interest income                              52             -        15,535
  Loan financing costs, net                     -             -    (2,475,000)
  Gain on marketable securities                 -             -       124,336
  Write-down of mining prospect                 -             -       (78,000)
  Gain on settlement of litigation              -             -       275,800
  Other, net                                    -         1,440       (54,491)
                                     ------------- ------------- -------------

    Total other income (expense)         (588,476)     (358,656)   (7,154,680)
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $ (1,575,826) $ (2,754,200) $(31,243,735)
                                     ============= ============= =============

BASIC EARNINGS (LOSS) PER SHARE      $     (0.006) $     (0.012) $     (0.318)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING   260,126,841   212,531,967    98,352,708
                                     ============= ============= =============




                               F-2
See accompanying notes.


------------------------------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
================================================================================================

                                                                                   July 21, 1988
                                                                                     (Inception)
                                                             Quarters Ended              Through
                                                                March 31,              March 31,
                                                              2003         2002             2003
                                                       ------------- ------------- -------------
                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $ (1,575,826) $ (2,754,200) $(31,243,735)
 Non-cash adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Stock issued for services                                681,381        41,139     7,142,200
   Stock issued to settle dispute                                 -             -        70,000
   Stock options compensation                                     -     2,098,000     7,393,189
   Amortization of debentures beneficial
     conversion feature                                     405,641       220,500     2,083,135
   Depreciation and depletion expense                        37,333        17,958       512,042
   Impairment                                                     -             -        88,010
   Stock issued for interest                                 23,500        13,500       727,334
   Amortization of deferred compensation                      4,267        12,189       143,645
   Loss (Gain) on retirement of property and equipment            -             -        19,489
   Stock issued for loan pledges and renewals                     -             -     2,500,000
   Write-down of mining prospect                                  -             -       873,462
   Write off advances to Mineral Mountain Mining Co.              -             -        78,000
   Fair value of officer salary expensed                          -             -        20,000
   Write off loan to investment advisor                           -             -        15,000
   Gain on settlement of litigation                               -             -      (275,000)
   (Gain) from investments                                        -             -      (114,670)
 Changes in operating assets and liabilities:
   Accounts receivable                                       98,501             -       (78,077)
   Prepaid expense and other costs                           70,110       (13,565)      (40,268)
   Inventory                                               (261,163)            -      (261,163)
   Advances to officers                                           -             -       (61,954)
   Accrued expenses                                         135,067             -       343,102
   Accounts payable                                        (272,353)       80,312       156,456
   Related party payable                                    (61,886)            -        11,709
   Accrued interest                                         143,966             -       993,199
                                                       ------------- ------------- -------------

   Net cash flows (used for) operating activities          (571,462)     (282,383)   (8,904,895)
                                                       ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment                      (150,216)     (133,705)   (2,752,112)
 Deposits                                                         -             -         9,120
 Proceeds from investment sales                                   -             -       184,380
 Advances to Mineral Mountain Mining Co.                          -             -       (78,000)
 Loan to investment advisor                                       -             -       (15,000)
 Purchase of investment securities                                -             -       (59,478)
 Purchase of subsidiary (net of cash acquired)                    -             -        (2,700)
                                                       ------------- ------------- -------------

   Net cash flows (used for) investing activities          (150,216)     (133,705)   (2,713,790)
                                                       ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from convertible debentures                             -       905,000     4,016,995
 Loans from (repayments to) related parties                       -         1,854     1,932,909
 Repayment on loans from related parties                          -       (76,248)   (1,134,214)
 Proceeds from other notes payable                                -             -       678,074
 Repayments of other notes payable                                -        (1,853)     (204,137)
 Proceeds from bank loan                                          -             -     1,000,000
 Common stock issued                                        525,350       327,903     5,530,853
 Stock issuance costs                                             -             -       (63,094)
                                                       ------------- ------------- -------------

    Net cash flows from financing activities                525,350     1,156,656    11,757,386
                                                       ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                            (196,328)      740,568       138,701

CASH - BEGINNING OF PERIOD                                  335,029        27,925             -
                                                       ------------- ------------- -------------

CASH - END OF PERIOD                                   $    138,701  $    768,493  $    138,701
                                                       ============= ============= =============




F-3
See accompanying notes



----------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
=============================================================================

Note A - Organization and Nature of Business

Golden Eagle International, Inc. (an exploration stage company, the "Company,") was incorporated in Colorado on July 21, 1988. The Company is a mining enterprise in the exploration stage as defined by Statement of Financial Accounting Standards ("SFAS 7") No. 7. Since inception, the Company has been engaged in organizational activities and, in recent years, in the business of acquiring, developing, and operating gold, and other mineral properties. The Company has generated limited revenue but to date has not achieved positive cash flow from mining operations. Presently, substantially all of the Company's operations and business interests are focused on two prospects in the Republic of Bolivia, which are wholly owned by the Company: the combined Cangalli gold properties (the "Cangalli properties") and the Tipuani Valley gold properties (the "Tipuani Valley properties"). The Company also has prospects in the Precambrian Shield area of eastern Bolivia (the "Precambrian properties"). In September 2002, the company began mining operations at its Cangalli gold mine. During the fourth quarter 2002, 92,700 tons of gold bearing ore were mined and processed. During the first quarter 2003, 84,100 tons of gold bearing ore were mined and processed. Inventory represents mined and processed gold that is ready for market and is valued at production cost.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results for the remainder of 2003.

During the 2002 audit, the Company's auditors included a going concern consideration. The accompanying financial statements have been presented assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant working capital and stockholders' deficits as of March 31, 2003 and has incurred

----------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
=============================================================================

substantial losses since its inception. The Company presently has one producing mine and plant that are not operating on a break-even basis. To further develop the mine and plant will require significant additional financing to satisfy outstanding obligations and to increase production levels. Unless the Company successfully obtains suitable significant additional financing arrangements, or generates significant additional income, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at the existing operation and commencing mining operations at other claims owned by the Company or on properties to be acquired by the Company. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

Note C - Issuance of Common Stock

During the first quarter of 2003, the Company raised approximately $525,350 from the sale of 5,034,174 shares of its common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. The Company also issued an additional 3,066,083 shares of common stock valued at $596,381 in exchange for services provided. The issuance of shares for services included 500,000 shares valued at $85,000 issued to a director for services previously provided to the Company. The Company also booked an $85,000 expense to cover an additional 500,000 shares to be issued to the director during 2004.

Note D - Non-qualified Stock Options

On March 22, 2002, the Company adopted a non-qualified stock option plan for the Company's president and former president in which the Company granted options to purchase 25,000,000 and 20,000,000 shares of common stock, respectively. A total of $2,098,000 in compensation was recorded at the time of the granting of the options. The options were exercisable for $.075 per share for a period of one year. The plan provided that the recipients could elect to pay for the shares in cash or from proceeds of the sale of a portion of the shares acquired from the exercise of options (cashless exercise). On December 30, 2002, the recipients exercised their options to purchase an aggregate of 24,456,523 shares of Golden Eagle's common stock. To pay for the shares, the individuals

-----------------------------------------------------------------------------
Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
=============================================================================

exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 6,456,523 shares at a price of $0.284 per share for a total of $1,833,653. The net effect was the issuance of 18,000,000 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 18,000,000 net shares issued and compensation of $5,112,000. On March 20, 2003, the recipients exercised their options to purchase an aggregate of 20,543,477 shares of Golden Eagle's common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 8,279,021 shares at a price of $0.284 per share for a total of $2,351,242. The net effect was the issuance of 12,264,456 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 12,264,456 net shares issued and compensation of $2,281,183. This additional compensation has been recorded in 2002.

Note E - Restatement of 2002 Financial Statements

The accompanying 1st quarter 2002 statements of operations and cash flows have been restated to reflect the non-cash intrinsic value and amortization of the beneficial conversion feature of debentures payable. Because the beneficial conversion feature relates to debt of the Company, the amortization of the beneficial conversion feature is recorded as if it was additional interest expense on the debt. The effect of the adjustment is to discount additional paid-in capital as of March 31, 2002. The further result of the interest expense adjustment is to increase the net loss reported by $(146,867) for the quarter ended March 31, 2002 and the period from inception (July 21, 1988) through March 31, 2003. The adjustment is non-cash in nature and does not represent a liability to the Company. Related loss per share amounts did not change and remain at $(0.01).

Note F - Pronouncements

On January 1, 2003 the company adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company is currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149"). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company since the Company currently has no derivatives or hedging contracts.