Form 10-Q
period 2003-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2003-08-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2003

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

        Golden Eagle’s telephone number, including area code: (801) 619-9320

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

[ X ] Yes [ ] No

At June 30, 2003, there were 300,361,685 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

[ ] Yes [ X ] No

TABLE OF CONTENTS

Part I- FINANCIAL INFORMATION

Item 1.	Financial Statements Statement of Income Balance Sheet Statement of Cash Flow Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
      Forward-Looking Statements and Risks Change from Exploration Stage to Development Stage
      Liquidity and Capital Resources
      Buen Futuro Acquisition
      Results of Operations
      Special Non-Cash Impact Due to Options
      Plan of Operations
      Risk Factors Attendant To Golden Eagle’s Operations
      Impact of Inflation and Changing Prices
      Capital Commitments
      Critical Accounting Policies
      Beneficial Conversion Feature of Debentures
      Effect of New Accounting Pronouncements
Going Concern Considerations

Item 3.	Controls and Procedures

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K a. Financial Statements

Signatures
Footnotes
Certifications (Exhibits 31 and 32)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited Financial Statements for the Quarter Year and six months ended June 30, 2003 are attached hereto. Please refer to pages F-1 through F-4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements and Risks

        As noted, the future conduct of Golden Eagle’s business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms “may,” “expects to,” “projects,” “believes,” “projects,” or “estimates,” and other terms denoting future possibilities, are forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(B) of the Securities and Exchange Act of 1934. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle’s ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Certain of our previous projections have proven to be incorrect, and in some cases materially so. In addition, risks associated with an investment in Golden Eagle’s common stock may be found below under “Risk Factors” at p. 8, as well as by reviewing our annual reports filed on Form 10-KSB, quarterly reports filed on Form 10-QSB and current reports filed on Form 8-K, available at www.sec.gov, as well as through our website, www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle’s operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

         Change from Exploration Stage to Development Stage

        During the second quarter 2003, Golden Eagle evaluated its status as an exploration stage company to determine if we had progressed from an exploration stage company to a development stage company based on the definitions set forth in “SFAS No. 7", and Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. Since our inception, we have been engaged in organizational activities, acquiring, developing, and operating gold, and other mineral properties and, starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. We have had production and have generated revenue through gold sales, but to date have not achieved positive cash flow from mining operations. Presently, substantially all of our current operations are focused on two prospects in the Republic of Bolivia, which are wholly owned by us: the combined Cangalli gold properties (the “Cangalli properties”) and the Tipuani Valley gold properties (the “Tipuani Valley properties”). Golden Eagle also is now focusing on its prospects in the Precambrian Shield area of eastern Bolivia (the “Precambrian properties”). In September 2002, we began mining operations at our Cangalli gold mine and produced gold as described in the table below in “Liquidity and Capital Resources.”

        Upon completion of this evaluation process, we determined that Golden Eagle should continue to be classified as an exploration stage company until the time reserves on the Cangalli properties or Precambrian properties could be reported in accordance with SEC Industry Guide 7. Also, as a result of this evaluation we decided to write off $200,000 in development costs related to the mine infrastructure at Cueva Playa, which had been previously capitalized. The decision was made to more closely align the accounting procedures of Golden Eagle with industry standards. The decision to write off these assets in no way reflects our opinion as to the value or usefulness of these assets.

        Golden Eagle’s policy with respect to exploration and development costs is that during the exploration stage all mine exploration and development costs will be expensed as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, costs incurred to develop the property will be capitalized as incurred and will be amortized over the estimated life of the ore body. Major development costs incurred after the commencement of the production stage will be amortized over the estimated life of the ore body.

         Liquidity and Capital Resources

        At June 30, 2003 and subsequently, Golden Eagle has had significant working capital shortages that we have been able to overcome to maintain our operations and move forward. In fact, since our inception through the second quarter of 2003 and subsequently, Golden Eagle’s current liabilities have substantially exceeded current assets. This situation has created some difficulty for Golden Eagle in meeting our obligations to pay our bills currently, although at June 30, 2003 we were able to pay, or were in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, and U.S. operations, as well as our suppliers’ billings and other current expenses.

        As of June 30, 2003, Golden Eagle’s stockholders’ deficit was ($3,415,006), which is a 29% decrease from our stockholders’ deficit of ($4,839,093) at December 31, 2002. This significant decrease is due to the fact that we had to reflect the exercise of options by our president and a former president as an expense payable at year-end 2002. However, once the shares underlying those options were actually issued, they were posted to our balance sheet as equity and decreased our shareholders’ deficit. (See, “Special Non-Cash Impact Due to Options” at p. 7 below.)

        At June 30, 2003, Golden Eagle’s working capital deficit amounted to ($3,351,870), which is a 9% increase from our working capital deficit of $3,078,753 at December 31, 2002. There are numerous components of our current liabilities, which impact our working capital deficit. These components include:

Short-term loans from affiliates and other related parties of approximately $1,155,266 million which are payable on demand;

A short-term loan from a bank of $995,800, which is due November 30, 2003, which we believe the bank will further extend because of the existing guarantees by certain shareholders (if the bank were not to grant the anticipated extension, we would have to pay the entire amount due and owing, which we would likely not be able to accomplish and which would create a substantial hardship for us and for the shareholder/guarantors);

Accrued expenses and accounts payable of approximately $449,572; and

Accrued interest payable of approximately $1,145,643.

        Golden Eagle has certain significant capital commitments for which we must obtain appropriate liquidity. These commitments are:

o	Our obligation to pay $175,000 of debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $37,000.

o	Our obligation to spend approximately $2.2 million for the maintenance of our mineral properties and mining operations, as well as general and administrative expenses, in the event that revenues anticipated are insufficient to cover such expenditures.

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period following the June 2002 execution of the transfer documents, and $2 million in development expenditures over the 18-month period following that date.

o	Our contractual and debt service obligations that amount to more than $2.2 million during the remaining six months of 2003 and more than an additional $3.8 million thereafter through 2006 which are described in more detail below and at page F-1 in the attached Financial Statements.

o	Our obligation for continuing annual administrative expenses in an estimated amount of $1.9 million.

        Following is a chart that sets out graphically our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	Remaining Six Months of 2003	2004 through 2006	2007 2008
Related Party Debt	$1,120,266	$1,155,266	$0	$0
Unrelated Party Debt	$1,030,800	$1,030,800	$0	$0
Debentures	$3,836,325	$0	$3,716,325	$120,000
UCL Assumed Debt	$175,000	$0	$0	$175,000
Mining Claim Fees	$398,000	$79,600	$159,200	$159,200
Building Leases	$16,893	$16,893	$0	$0
Other Commercial Commitments	$0	$0	$0	$0
Total Contratual Cash Obligations	$6,577,284	$2,247,559	$3,875,525	$454,200

        It is unlikely that Golden Eagle will be able to meet all of the foregoing commitments without third party funding. As necessary, Golden Eagle expects to negotiate various accommodations with its creditors and others to extend payment obligations. Clearly maintaining its properties and the existing production operations is a high priority for Golden Eagle’s cash expenditures, and Golden Eagle will continue to attempt to do so. Golden Eagle has historically financed its significant operating losses, capital commitments, and cash flow requirements through short-term loans from affiliates, and occasionally, from non-affiliates. In addition, we also used our common stock directly to raise capital and to satisfy some of our obligations. The situation requiring the use of Golden Eagle’s stock to raise working capital or pay current obligations has continued throughout the first two quarters of 2003 and subsequently, and will continue to result in dilution to Golden Eagle’s current shareholders (See, Part II, Item 2, “Changes in Securities”). During the first two quarters of 2003, Golden Eagle raised approximately $945,901 from the sale of 9,695,840 shares of its common stock from accredited investors pursuant to exemptions from the securities registration requirements. Our board of directors believes that these investors have provided financing on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle’s ability to finance its operations will, in the end, be dependent on its ability to generate additional positive cash flow from operations in amounts sufficient to support all of Golden Eagle’s financial obligations, of which there can be no assurance

        Because of our ongoing working capital shortages, technical and financial issues resulting from the need to conduct our own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle has focused its efforts and expenditures on its priority obligations. These obligations include maintaining in good standing its commitments to its providers and vendors, as well as its staff in Bolivia and in the United States. For its long-term development of its properties, Golden Eagle must obtain a significant amount of financing (in excess of $6,000,000) from industry or financial partners, or it must enter into joint venture arrangements or other industry arrangements, of which there can be no assurance.

        We have provided some liquidity for our Bolivian operations through production of gold at our Cangalli, Bolivia gold mine that commenced on September 30, 2002. The following table provides some information about the liquidity that this production has provided, or that we anticipate the production will provide, to us, which we have used, or we plan to use, to defray a portion of the costs of our Bolivian operations. Golden Eagle has chosen not to expatriate the gold revenues from Bolivia at the present time because of the need for cash for its Bolivian operations and the relatively small amounts obtained to date.

	Production grams (troy ounces)	Dollars recognized or to be recognized
Fourth quarter, 2002	43,847 gr (1,410 oz)	$419,009
First quarter, 2003	36,424 gr (1,171 oz)	$137,196
Second quarter, 2003	37,841 gr (1,217 oz)	$226,740
Gold in inventory at the end of the second quarter of 2003 (1)		$373,458 (approximate market value) (1)
Total	118,112 gr (3,797oz)	$1,156,403

(1)	Due to various conditions in the international gold market, or production late in the quarter, our Bolivian subsidiary, GEII Bolivia, chose to delay some sales and hold the gold in inventory. We recognize revenue when the price is determinable, and upon delivery and transfer of title of gold to the customer. Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. For the purpose of this chart, gold inventory is valued at the spot market price for gold on June 30, 2003.

        Our gold production at our Cangalli mine decreased by about 17% between the fourth quarter 2002 and the first quarter 2003 because of weather-related delays in the worst rainy season in the past 10 years; because our mine personnel assisted in disaster relief when a mudslide devastated a nearby village and during another period of time when the mine operations were impacted by expansion work. During the second quarter 2003, production increased by 4% over the first quarter 2003. Cangalli production was negatively affected by the impact of the plant and mine expansion which increased capacity to 3,500 tons per day and was completed on July 1, 2003. We do not believe that these short-term issues will impact our ability to produce gold from our Cangalli mine over a longer period of time. We also believe that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties sufficient to finance at least a portion of our planned exploration and development activities on our other Bolivian properties at some time in the future. Any further expansion of the Cangalli production capacity will require a significant amount of capital investment that we do not currently have available, and we cannot offer any assurance that our revenues will be sufficient to meet our expenses.

        Although Golden Eagle believes that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties, we do not report any estimated reserves pursuant to Industry Guide 7 promulgated by the SEC under the Securities Act of 1933. In addition, although we project positive net revenues in the future, particularly now that our current expansion of the Cangalli mine and plant has increased its capacity up to 3,500 tons per day, there can be no assurance that any revenues received will exceed our expenses. Golden Eagle’s ability to generate significant net revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for the expansion of its Cangalli gold production plant to its final phase of 11,000 tons per day. Our ability to achieve maximum production and generate positive cash flow is subject to a number of risks, certain of which are addressed below at p. 8, “Risk Factors.”

        Golden Eagle’s ability to use its capital stock and other securities to raise working capital and to pay its indebtedness is subject to extensive federal and state regulation. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurances that we have been able to do so. To the extent there may be any non-compliance, Golden Eagle may incur certain liabilities, although no such claims have, to Golden Eagle’s knowledge, been asserted to date.

        As of June 30, 2003 Golden Eagle’s balance sheet showed total assets of $2,941,425. These assets included:

•	Current assets of $429,412, including cash and pre-paid expenses.

•	Mining equipment of $1,129,723; and $1,553,310 for acquisition costs of our mining prospects which were written down by $200,000 as explained previously; $142,334 for office equipment; and $63,347 in vehicles, for a total of property and equipment of $2,888,714, less accumulated depreciation of $(438,655), resulting in a net figure of $2,450,059

•	Advanced salaries, royalties and deposits of $61,954.

Although these assets are reflected on Golden Eagle’s balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle’s independent public accountants attached to Golden Eagle’s financial statements for the year ended December 31, 2002, included as a part of Golden Eagle’s annual report on Form 10-KSB for the year then ended.

         Results of Operations

        Golden Eagle’s operations in the second quarter of 2003 resulted in significant continuing losses and negative cash flow. During the first six months of 2003, Golden Eagle’s subsidiary operations in Bolivia generated $363,936 in revenues from gold sales. These sales were the result of total production of 74,265 grams or 2,388 troy ounces. In addition to the gold sold during the period, the company accumulated a gold inventory valued at $373,458 based on the price of gold on June 30, 2003. We have accumulated inventory either because some gold production occurred late in the quarter and had not been sold by the quarter’s end, or to take advantage of anticipated increasing market price. Our policy is to sell gold within a relatively short time after it is produced unless we perceive an advantage to retain the gold in inventory due to volatile market conditions. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles’ general, administrative and other costs have continued to outstrip the revenues generated by Golden Eagle’s mining operations. We have financed our net losses and negative cash flows from operations as described above in “Liquidity and Capital Resources.”

        We have projected, but cannot guarantee, that now that our operations at Cangalli, Bolivia have been expanded to a capacity of 3,500 tons per day of ore processed, those operations will reach a positive cash flow. Even if our projection is accurate, this will not necessarily result in overall profitability for Golden Eagle’s operations as a whole. Golden Eagle may need to achieve significantly greater revenues to offset our continuing general, administrative, depletion, depreciation, and other expenses. Furthermore, other non-cash charges may adversely affect our ability to generate a profit.

        The following sets forth certain information regarding Golden Eagle’s results of operations during the second quarter of 2003 ending June 30, 2003 compared with the same period in 2002 (restated).

	Quarter Ended
	June 30, 2003	June 30, 2002
Revenues	$363,936	-0-
Production Costs	$(453,244)	-0-
Exploration Costs	-0-	$(147,080)
Development Costs	$(200,000)
General and Administrative	$(1,786,127)	$(787,427)
Non-Cash Stock Option Comp	$0	$(2,098,000)
Depreciation and Depletion	$(24,508)	$(45,593)
Operating Loss	$(2,099,944)	$(3,167,110)
Interest Expense	$(1,202,798)	$(1,206,185)
Net Loss	$(3,302,675)	$(4,371,337)
Net Loss Per Share	$(.012)	$(.020)

        Golden Eagle’s costs and operating expenses for the second quarter of 2003 increased significantly as to general and administrative expenses, totaling $1,786,127 compared to $787,427 during the same period in 2002, resulting in an increase of 127%. This substantial increase reflects the additional administrative activity involved in provisioning, expanding and operating our gold mine and recovery plant at Cangalli, Bolivia, plus compensation to a director of $85,000 in the form of stock grants.

        For the first two quarters of 2003, exploration expenses were $0 compared to $147,080 during the same period in 2002. This lack of any expenditure during the first two quarters of 2003 was due, primarily, to our increased focus on our Cangalli gold recovery plant construction and expansion, as well as our ongoing mine build-out. Development costs of $200,000 resulted from a decision by management to write down all development costs previously capitalized for mine development as previously explained.

        Golden Eagle incurred a slight decrease in interest expense during the first two quarters of 2003 of ($1,202,798), as compared to first two quarters of 2002 interest of ($1,206,185). A large portion of the interest expense is due to an interest expense attributable to amortizing the benefit resulting to our convertible debenture holders, accredited investors who are current shareholders, who entered into convertible debenture agreements with Golden Eagle during the past three years. The accumulation of the first quarter 2003 intrinsic value of the beneficial conversion feature (the market price of the stock at the commitment date in excess of the conversion rate) has been recorded as additional paid-in capital and as a discount to the debenture obligations. The non-cash interest expense (amortization) is calculated using the interest method to allocate the conversion benefit to the affected quarter. Interest costs will continue during the balance of 2003 and through the foreseeable future because of increased borrowings necessary to maintain liquidity for operating purposes.

        Golden Eagle had a net loss for the first six months of 2003 of ($3,302,675), or $(.012) per share, compared to its net loss during the same period in 2002 of ($4,371,337), or $(.020) per share. This substantial decrease in net loss is due in large part to the fact that we booked a one-time expense in the first quarter of 2002 associated with the grant of stock options that we did not have in the first or second quarters of 2003. However, the loss also has to do with our accelerated efforts to expand our operation at our Cangalli mine. Golden Eagle anticipates that the trend of net losses from operations will continue for the foreseeable future as we continue expanding or exploration and development efforts on our Bolivian properties and continue funding our general and administrative expenses in the United States and Bolivia.

        With respect to the Cangalli property (not including Golden Eagle’s company-wide financial results), however, we anticipate that when we reach sustained production at 3,500 tons per day of ore processed in our Cangalli gold operation our operation will become cash flow positive (although there can be no assurance that this will be the case). Profitability in our Cangalli operation will clearly benefit Golden Eagle’s consolidated results of operations, but the anticipated extent of such benefit is still an unresolved question.

        Golden Eagle’s continued ability to survive notwithstanding the continuing losses anticipated on a company-wide, consolidated basis, is, as described above, its ability to raise necessary financing. This cannot continue indefinitely and, eventually, Golden Eagle projects that it will have to generate positive cash flows from its operating activities to be able to continue as a going concern.

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

        On December 30, 2002 both Mr. Turner and Ms. Erickson exercised a portion of their options under the grant and agreement: Mr. Turner for 13,586,957 shares and Ms. Erickson for 10,869,566 shares. Respectively, Mr. Turner and Ms. Erickson gave us 3,586,957 and 2,869,566 shares in a like-kind, share-for-share exchange for net stock issued to them of 10,000,000 and 8,000,000 respectively. The market price of the stock at the time of the transaction was $0.284 per share. This price was multiplied by the total net number of shares that Mr. Turner and Ms. Erickson received to come up with the compensation expense.

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

         Plan of Operations.

        Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (although the price of gold has strengthened significantly during the past 12-month period ranging between approximately $327 to $390 per troy ounce), our management has set the following priorities for the use of proceeds as they become available:

o	Maintenance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $2.2 million during 2003);

o	Reaching sustained production capacity of 3,500 tons per day in our Cangalli gold mine, which we project will allow us to reach a positive cash flow in that operation.

o	Implementation of recommendations from the geological and metallurgical reports (which we expect will amount to approximately $3-6 million during 2003 and 2004), including, but not limited to:

>>	Constructing the 11,000 ton-per-day fourth phase of our processing plant at our Cangalli gold mine, expanding our currently-existing conveying systems for both ore and waste at the site, to begin full commercial production at a profit.

>>	Using production data to enter second-stage resource and reserve confirmation work with our geological teams at the Cangalli, Tipuani Valley and Precambrian properties.

>>	Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

        Since we currently have a limited amount of cash on hand and a significant working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital. We have successfully raised needed capital in the past; however, we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

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

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out all of our objectives as set out above. However, we did obtain sufficient liquidity, for example, to complete our third-phase plant expansion, bringing our plant capacity at our Cangalli mine to 3,500 tons per day, which was completed on July 1, 2003. Based on our past experience, we expect to be able to accomplish all of our objectives above as, and if, sufficient operating funds come available. Our current financial and other challenges, together with the risks associated with exploring for and mining gold in Bolivia, and the current price volatility of gold, all combine and may make it more difficult for us to raise much needed funds on reasonable terms.

         Risk Factors Attendant To Golden Eagle’s Operations.

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following significant factors, and the other factors described in this quarterly report. The risks associated with an investment in our stock include, but are not limited to:

o volatility of commodity (gold) prices;

o volatility of our stock prices and the lack of an established broad market for our securities;

o the environmental risks associated with mining activities;

o the lack of probable or proven mineral reserves as defined by SEC Industry Guide 7 on any of our properties;

o the risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o the concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian acquisition in eastern Bolivia); and

o the significant dependence on management and management’s relative inexperience with certain aspects of the type of block-caving and other underground mining operations contemplated in our business, mining and processing plan;

o significant cash flow and working capital deficits;

o dependence upon third party investments and financing;

o "going concern" considerations as set out in more detail at p. 10 below.;

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced gold in commercial quantities on a profitable basis.

         Impact of Inflation and Changing Prices

        Golden Eagle has not experienced any impact from the effects of inflation during the last three annual operating periods, 2000, 2001 or 2002, and was not impacted during the first six months of 2003. Bolivian inflation, while astronomical at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

         Capital Commitments

        We have a number of significant capital commitments that are discussed above under “Liquidity and Capital Resources” and in the notes to the financial statements. We believe, but cannot guarantee, that we will be able to overcome our existing working capital shortages in the future, meet these capital commitments, and continue to advance toward our goal of profitability.

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

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB No. 4 required all gains or losses from the retirement of debt to be classified as extraordinary items net of income taxes. The standard requires that gains and losses from the retirement of debt be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. We do not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. This plan is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of the adoption of this statement.

        In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” This amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  It is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of Golden Eagle because we currently have no derivatives or hedging contracts.

         Going Concern Considerations

The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ deficits of ($3,415,006) and ($4,839,093), respectively, as of June 30, 2003 and June 30, 2002, and have incurred substantial losses of ($32,970,585) since our inception. We presently have one producing plant and mine that are not operating on a break-even basis. To further develop the mine and plant will require significant additional financing to satisfy outstanding obligations and to increase production levels. Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is a concern about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         Item 3. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        There are no other pending or threatened legal proceedings except as disclosed in Golden Eagle’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Item 2. Changes in Securities

        During the two quarters ending June 30, 2003 Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 9,695,840 restricted common shares for cash to unaffiliated, accredited investors at between $.09 and $.15 per share, to raise $945,901. We also issued an additional 7,197,750 shares of common stock valued at $1,266,201, based on the prevailing market price for our shares on the date of issuance, in exchange for services provided. In addition, 12,264,456 shares were issued upon the exercise of stock options, and 100,000 were issued to pay interest in a financing arrangement. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder, without general advertising or other form of public solicitation. Each of the investors represented to us that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

        Following is a chart that gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per Share Price @	Type of Consideration	Securities Issued
2003
1st Quarter	5,034,174	$525,351	$.10 to $.15	Cash	Common
	12,264,456	$2,281,189	$.186	Stock Option	Common
	3,066,083	$596,381	$.12 to $.255	Service	Common
	100,000	$23,500	$.235	Financing	Common

2nd Quarter	4,661,666	$420,550	$.09 to $.10	Cash	Common
	4,137,667	$669,820	$.16 to $.18	Service	Common

Item 3. Defaults upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5. Other Information

         Buen Futuro Acquisition

        Golden Eagle announced May 30, 2003, that it signed a Letter of Intent to acquire 100% of the Buen Futuro mining claim located squarely in the heart of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield 162 miles north of Santa Cruz, Bolivia, and 11 miles east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. These ore bodies are found in an oxide zone 130 to 200 feet thick, as well as a supergene copper-enriched zone extending from the oxide zone to a depth of 320 feet, sitting on top of strata-bound volcanogenic massive sulphide (VMS) mineralization.

        We believe that the Buen Futuro gold/copper deposits, surrounded by Golden Eagle’s claims, are just part of a much larger trend of VMS clusters than runs both north and south onto Golden Eagle’s 125,000 acres. Dr. Michael H. Biste, a well-known geologist who is an expert on Bolivia’s Precambrian Shield, carried out exploration work that identified two sizeable additional VMS exploration targets on Buen Futuro and three more similar targets on the Company’s claims. However, this series of exploration targets, which we have characterized as the “Ascension Trend,” is identifiable on Golden Eagle’s property for at least 10 miles. We project that this acquisition, and our current landholding in the Ascension Trend, provide the Company with several important opportunities for future development. Nevertheless, these opportunities would be contingent upon our ability to raise the needed development capital either through operations, equity funding, debt financing or by entering into joint venture relationships.

        Golden Eagle purchased the Buen Futuro claim from Cecilia Calla de Arraya, a Bolivian, in exchange for a 3% net smelter return, $250,000 in cash payable over a 27-month period following the execution of all legal documents relative to the transfer of the claim in Bolivia, and restricted common shares of Golden Eagle with a value of $175,000, also payable over the same 27-month period. In addition, Golden Eagle obtained all geological reports, drilling data, and other pertinent information, regarding the ore deposits on the Buen Futuro claim and Golden Eagle’s existing claims in the Precambrian.

        The Buen Futuro VMS mineralization was initially identified ten years ago by Dr. Biste through geochemical surveys, and subsequently confirmed using Induced Polarization (IP), and Horizontal Loop Electromagnetic (HLEM) surveys. Eventually, between 1993 and 1997, 800 miles of exploration trails were cut through the jungle to take a total of 21,000 samples on the Buen Futuro and surrounding areas. A total of 8,400 feet of auger drilling was performed initially, with 11,000 feet of additional reverse circulation drilling and 27,000 feet of diamond core drilling. A total of 8 miles of trenches were dug and 5,500 trench samples were taken and analyzed.

        Pursuant to the Letter of Intent, Golden Eagle will be obligated to spend $1 million in exploration over the three-year period following the execution of the transfer documents, and $2 million in development expenditures over the 18-month period following that transfer. Golden Eagle estimates that it will require an initial investment of $3.5 million and a construction period of 12 months after funding to initiate production at an open pit mine and a heap leaching operation. Currently, Golden Eagle does not have such funds available, and we will attempt to seek the necessary funding from third parties. Based on the information from Dr. Biste’s reports, and Golden Eagle’s economic analysis, we project that such an operation has the potential to generate significant revenues for Golden Eagle. As stated above, implementation of any or all of Golden Eagle’s planned strategies requires significant infusions of working and operating capital, and while we project that such funds will be raised, we cannot assure that we will be successful in raising that capital through loans, secondary offerings or private placements.

Item 6. Exhibits and Reports on Form 8-K:

        The following reports on Form 8-K were filed during the quarter ended June 30, 2003, and subsequently:

June 26, 2003, reporting on events under Items 2 & 7 of Form 8-K
June 27, 2003, reporting on events under Items 7 & 12 of Form 8-K
June 27, 2003, reporting on events under Items 5 & 7 of Form 8-K
July 22, 2003, reporting on events under Items 7 & 12 of Form 8-K
August 7, 2003, reporting on events under Items 7 & 12 of Form 8-K

        The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

a.	Financial Statements;

b.	Exhibits 31.1 and 31.2, Certifications of Principal Executive Officer and Principal Financial Officer

c.	Exhibits 32.1 and 32.2, Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: August 13, 2003

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: August 13, 2003

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer Date: August 13, 2003

TABLE OF CONTENTS

Page

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Balance Sheets	June 30, 2003	December 31, 2002
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash	$39,817	$335,029
Accounts receivables	29,251	176,578
Prepaid expenses	91,827	110,378
Inventory	268,517	-

Total current assets	429,412	621,985

PROPERTY AND EQUIPMENT
Mining Equipment	1,129,723	896,819
Mining properties	1,553,310	1,654,745
Office equipment	142,334	127,571
Vehicles	63,347	95,238

	2,888,714	2,774,373
Less accumulated depreciation	(438,655)	(394,054)

	2,450,059	2,380,319

OTHER ASSETS
Advances to officers	61,954	61,954

	61,954	61,954

Total Assets	$2,941,425	$3,064,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Loans from related parties	$1,155,266	$1,120,266
Bank loan payable	995,800	995,800
Other notes payable	35,000	25,000
Accrued expenses	186,592	208,035
Accounts payable	259,523	428,809
Payable related party	3,457	73,595
Accrued interest payable	1,145,643	849,233

Total current liabilities	3,781,282	3,700,738

Convertible debentures payable	3,836,325	3,836,325
Beneficial interest discount	(1,261,176)	(1,914,901)

Total liabilities	6,356,430	5,622,162

STOCK OPTION OBLIGATIONS	-	2,281,189
OTHER STOCK OBLIGATIONS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share;
shares authorized 10,000,000; none issued	-	-
Common stock, par value $.0001 per share; authorized 800,000,000 shares;
issued and outstanding 300,381,685 and 271,123,639 shares, respectively	30,037	27,112
Additional paid-in capital	29,531,230	24,815,926
Deferred compensation	(5,689)	(14,222)
(Deficit) accumulated during the development stage	(32,970,585)	(29,667,909)

Total stockholders' (deficit)	(3,415,006)	(4,839,093)

	$2,941,425	$3,064,258

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Statements of Operations (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,		July 21, 1988 (Inception) Through June 30,

	2003	2002	2003	2002	2003

		(Restated)		(Restated)
REVENUES	$226,740	$-	$363,936	$-	$944,022
OPERATING EXPENSES
Production	179,452	-	453,244	-	554,391
Exploration	129,634	-	147,080	1,691,756
General and administration	947,277	525,287	1,786,127	787,427	14,845,645
Non-cash stock option compensation	-	-	-	2,098,000	7,393,189
Asset Impairment	-	88,010	-	88,010	88,010
Write down of mining prospect	-	-	-	-	873,462
Development Costs	200,000	-	200,000	-	200,000
Depreciation and Depletion	12,604	28,635	24,508	46,593	499,217

Total operating expenses	1,339,333	771,566	2,463,880	3,167,110	27,019,133

OPERATING (LOSS)	(1,112,593)	(771,566)	(2,099,944)	(3,167,110)	(26,075,111)

OTHER INCOME (EXPENSE)
Interest expense	(614,270)	(846,089)	(1,202,798)	(1,206,185)	(5,577,130)
Interest income	15	-	67	-	15,550
Loan financing costs, net	-	-	-	-	(2,475,000)
Gain on marketable securities	-	-	-	-	124,336
Write off advances to Mineral Mountain Co.	-	-	-	-	(78,000)
Gain on settlement of litigation	-	-	-	-	275,800
Other, net	-	518	-	1,958	(54,491)

Total other income (expense)	(614,256)	(845,571)	(1,202,732)	(1,204,227)	(7,768,936)

NET INCOME (LOSS)	(1,726,849)	(1,617,137)	$(3,302,675)	$(4,371,337)	$(32,970,584)

BASIC EARNINGS (LOSS) PER SHARE	$(.006)	$(.007)	$(.012)	$(.020)	$(.438)

WEIGHTED AVERAGE SHARES OUTSTANDING	295,417,961	229,790,328	285,925,370	221,208,822	75,317,446

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows	Six Months Ending June 30,		July 21, 1988 (Inception) Through June 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net income (loss)	$(3,302,675)	$(4,371,337)	$(32,970,584)
Non-cash adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Stock issued for services	1,266,201	265,939	7,727,020
Stock issued to settle dispute	-	-	70,000
Stock options compensation	-	2,098,000	7,393,189
Amortization of debentures beneficial conversion feature	855,164	568,322	2,532,658
Depreciation and depletion expense	76,492	46,593	551,201
Impairment	150,327	88,010	238,337
Stock issued for interest	23,499	378,083	727,333
Amortization of deferred compensation	8,533	24,378	147,911
Loss (Gain) on retirement of property and equipment	1,317	-	20,806
Stock issued for loan pledges and renewals	-	-	2,500,000
Write-down of mining prospect	-	-	873,462
Write off advances to Mineral Mountain Mining Co.	-	-	78,000
Fair value of officer salary expensed	-	-	20,000
Write off loan to investment advisor	-	-	15,000
Gain on settlement of litigation	-	-	(275,000)
(Gain) from investments	-	-	(114,670)
Changes in operating assets and liabilities:
Accounts receivable	147,326	-	(29,252)
Prepaid expense and other costs	18,551	(24,010)	(91,827)
Inventory	(268,517)	-	(268,517)
Advances to officers	-	-	(61,954)
Accrued expenses	(21,443)	-	186,592
Accounts payable	(169,285)	88,359	259,524
Related party payable	(70,138)	-	3,457
Accrued interest	296,410	-	1,145,643

Net cash flows (used for) operating activities	(988,238)	(837,663)	(9,321,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(297,876)	(213,742)	(2,899,772)
Deposits	-	-	9,120
Proceeds from investment sales	-	-	184,380
Advances to Mineral Mountain Mining Co.	-	-	(78,000)
Loan to investment advisor	-	-	(15,000)
Purchase of investment securities	-	-	(59,478)
Purchase of subsidiary (net of cash acquired)	-	-	(2,700)

Net cash flows (used for) investing activities	(297,876)	(213,742)	(2,861,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	905,000	4,016,995
Loans from (repayments to) related parties	-	2,256	1,932,909
Repayment on loans from related parties	35,000	(50,932)	(1,099,214)
Proceeds from other notes payable	10,000	-	688,074
Repayments of other notes payable	-	(1,853)	(204,137)
Proceeds from bank loan	-	-	1,000,000
Common stock issued	945,901	759,064	5,951,404
Stock issuance costs	-	-	(63,094)

Net cash flows from financing activities	990,901	1,613,535	12,222,937

NET INCREASE (DECREASE) IN CASH	(295,212)	562,130	39,817
CASH - BEGINNING OF PERIOD	335,029	27,925	-

CASH - END OF PERIOD	$39,817	$590,055	$39,817

Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

      Note A — Organization and Nature of Business

Golden Eagle International, Inc. (the “Company,”) was incorporated in Colorado on July 21, 1988. We are a mining enterprise in the exploration stage as set forth in “SFAS No. 7” and Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. Since inception, we have been engaged in organizational activities, acquiring, developing, and operating gold, and other mineral properties and starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. We have had significant production and have generated revenue through gold sales, but to date have not achieved positive cash flow from mining operations. Presently, substantially all of our current operations are focused on two prospects in the Republic of Bolivia, which are wholly owned by us: the combined Cangalli gold properties (the “Cangalli properties”) and the Tipuani Valley gold properties (the “Tipuani Valley properties”). We also are now focusing on our prospects in the Precambrian Shield area of eastern Bolivia (the “Precambrian properties”). In September 2002, we began mining operations at our Cangalli gold mine. During the fourth quarter 2002, a total of 92,700 tons of gold bearing ore were mined and processed. During the first and second quarters of 2003, totals of 84,100 and 89,150 tons respectively of gold bearing ore were mined and processed. To the end of the second quarter, June 30, 2003, Golden Eagle had produced 118,112 grams, or 3,797 troy ounces of gold, with a market value of $1,156,403, although to the end of the second quarter we had only sold gold with a value of $782,945. As indicated, some of Golden Eagle’s gold was held in inventory at the end of the second quarter. Inventory represents mined and processed gold concentrates and dore. Inventory is stated at the lower of average production cost or net realizable value. Revenue is recognized when the price is determinable, and upon delivery and transfer of title of the gold to the customer.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-KSB for the year ended December 31, 2002.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries, Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results for the remainder of 2003.

During the 2002 audit, our auditors included a going concern consideration. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had significant working capital and stockholders’ deficits as of June 30, 2003 and have incurred substantial losses since our inception. We presently have one producing mine and plant that are not operating on a break-even basis. To further develop the mine and plant will require significant additional financing to satisfy outstanding obligations and to increase production levels. Unless we successfully obtains suitable significant additional financing arrangements, or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and increasing the production levels at the existing operation and commencing mining operations at other claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During a review of the balance sheet dated June 30, 2003, we determined that $200,000 in mine development costs related to the construction in the mine at Cueva Playa, on the Cangalli properties in Bolivia should be expensed in accordance with Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. This change in accounting policy resulted in an additional $200,000 loss, which is reflected on the June 30, 2003 financial statements. Our policy with respect to exploration and development costs is that during our exploration stage, all mine exploration and development costs will be expensed as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, costs incurred to develop the property will be capitalized as incurred and will be amortized over the estimated life of the ore body. Major development costs incurred after the commencement of the production stage of the company will be amortized over the estimated life of the ore body.

      Note B — (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

      Note C — Issuance of Common Stock

During the fist six months of 2003, we raised approximately $945,901 from the sale of 9,695,840 shares of our common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued an additional 7,197,750 shares of common stock valued at $1,266,201 in exchange for services provided. The issuance of shares for services included 500,000 shares valued at $85,000 issued to a director for services provided to Golden Eagle.

      Note D — Non-qualified Stock Options

On March 22, 2002, we adopted a non-qualified stock option plan for our president and former president in which we granted options to purchase 25,000,000 and 20,000,000 shares of common stock, respectively. A total of $2,098,000 in compensation was recorded at the time of the granting of the options. The options were exercisable for $.075 per share for a period of one year. The plan provided that the recipients could elect to pay for the shares in cash or from proceeds of the sale of a portion of the shares acquired from the exercise of options (cashless exercise). On December 30, 2002, the recipients exercised their options to purchase an aggregate of 24,456,523 shares of Golden Eagle’s common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 6,456,523 shares at a price of $0.284 per share for a total of $1,833,653. The net effect was the issuance of 18,000,000 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 18,000,000 net shares issued and compensation of $5,112,000. On March 20, 2003, the recipients exercised their options to purchase an aggregate of 20,543,477 shares of Golden Eagle’s common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 8,279,021 shares at a price of $0.284 per share for a total of $2,351,242. The net effect was the issuance of 12,264,456 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 12,264,456 net shares issued and compensation of $2,281,183. This additional compensation has been recorded in 2002.

      Note E — Restatement of 2002 Financial Statements

The accompanying second quarter 2002 statements of operations and cash flow have been restated to reflect the non-cash intrinsic value and amortization of the beneficial conversion feature of debentures payable. Because the beneficial conversion feature relates to our debt, the amortization of the beneficial conversion feature is recorded as if it were additional interest expense on the debt. The effect of the adjustment is to discount additional paid-in capital as of June 30, 2002. The further result of the interest expense adjustment is to decrease the net loss reported by $449,673 for the quarter ended June 30, 2002 and the period from inception (July 21, 1988) through June 30, 2003. The adjustment is non-cash in nature and does not represent a liability to us.

      Note F — Pronouncements

On January 1, 2003 we adopted Financial Accounting Standards Board No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on its financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149”). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the our results of operations or financial position since we currently have no derivatives or hedging contracts.

F-4