Form 10QSB
period 2003-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2003-11-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2003

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

[ X ] Yes [ ] No

At September 30, 2003, there were 424,959,614 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

[ ] Yes [ X ] No

TABLE OF CONTENTS

Part I- FINANCIAL INFORMATION

Item 1.	Financial Statements Balance Sheet Statement of Operations Statement of Cash Flow Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
      Forward-Looking Statements and Risks
      Exploration Stage to Development Stage
      Liquidity and Capital Resources
      Results of Operations
      Special Non-Cash Impact Due to Options
      Plan of Operations
      Risk Factors Attendant To Golden Eagle’s Operations
      Impact of Inflation and Changing Prices
      Capital Commitments
      Critical Accounting Policies
      Beneficial Conversion Feature of Debentures
      Effect of New Accounting Pronouncements
Going Concern Considerations

Item 3.	Controls and Procedures

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

                                                               a.     Buen Futuro Acquisition
                                                               b.     Political Unrest in Bolivia

Item 6.	Exhibits and Reports on Form 8-K

Signatures
Footnotes
Certifications (Exhibits 31 and 32)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited Financial Statements for the Quarter Year and nine months ended September 30, 2003 are attached hereto. Please refer to pages F-1 through F-8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-Looking Statements and Risks

        As noted, the future conduct of Golden Eagle’s business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms “may,” “expects to,” “projects,” “believes,” “projects,” or “estimates,” and other terms denoting future possibilities, are forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(B) of the Securities and Exchange Act of 1934. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle’s ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Certain of our previous projections have proven to be incorrect, and in some cases materially so. In addition, risks associated with an investment in Golden Eagle’s common stock may be found below under “Risk Factors” at p. 10, as well as by reviewing our annual reports filed on Form 10-KSB (and the more detailed risk factors contained therein), quarterly reports filed on Form 10-QSB and current reports filed on Form 8-K, available at www.sec.gov, as well as through our website, www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle’s operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

      Exploration Stage to Development Stage

        Golden Eagle International, Inc. is classified as an exploration stage company based on the definitions set forth in “SFAS No.7“ and a development stage enterprise as set forth in Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. Since our inception, we have been engaged in organizational activities, acquiring, developing, and operating gold, and other mineral properties and, starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. We have had initial production and have generated revenue through gold sales, but to date have not achieved positive cash flow from mining operations. Presently, substantially all of our current operations are focused on two prospects in the Republic of Bolivia, which are wholly owned by us: the combined Cangalli gold properties (the “Cangalli properties”) and the Tipuani Valley gold properties (the “Tipuani Valley properties”). Golden Eagle also is now focusing on its prospects in the Precambrian Shield area of eastern Bolivia (the “Precambrian properties”). In September 2002, we began mining operations at our Cangalli gold mine and produced gold as described in the table below in “Liquidity and Capital Resources.”

      Liquidity and Capital Resources

        At September 30, 2003 and subsequently, Golden Eagle has had significant working capital shortages that we have been able to overcome to maintain our operations and move forward. In fact, since our inception through the third quarter of 2003 and subsequently, Golden Eagle’s current liabilities have substantially exceeded current assets. This situation has created some difficulty for Golden Eagle in meeting our obligations to pay our bills currently, although at September 30, 2003 we were able to pay, or were in the process of arranging for the payment of, all salaries for employees of its Bolivian operations, and U.S. operations, as well as our suppliers’ billings and other current expenses.

        As of September 30, 2003, Golden Eagle’s stockholders’ deficit was ($707,590), which is an 85% decrease from our stockholders’ deficit of ($4,839,093) at December 31, 2002. This significant decrease is due to the fact that during the third quarter the majority of our debenture holders converted $3,322,830 of principal and $380,945 accrued interest on debentures to 116,855,401 shares of restricted common stock. From the period May of 2000 through September of 2002 we entered into a number of convertible debenture agreements with several individuals. These convertible debentures had maturities ranging from January 2004 through December 2006. These debentures were treated as debt, however the debenture holders could, at their discretion, convert each debenture at any time during the term of the debenture at a fixed price. The conversion price for these debentures ranged from $.03 to $.16 per share on the outstanding principal balance and accrued interest. During the third quarter, management proposed to the debenture holders that they accelerate the conversion of the debentures in order to reduce interest expense which we were accumulating each quarter. The majority of the debenture holders agreed to the conversion at the agreed upon conversion price that was set at the time the debentures were entered into by Golden Eagle. By accelerating the conversion, the debenture holders that converted did forgo the accrual of interest on the debentures in the future, which in some cases was a significant amount. The largest debenture holder was Kevin K. Pfeffer who is now Golden Eagle’s largest shareholder with 29.9% of the outstanding shares and is a member of our board of directors. Mr. Pfeffer did convert $3,382,625 in principal and accrued interest for a total of 106,150,447 shares of restricted common stock. All conversions were executed on September 30, 2003 with the exception of Mr. Pfeffer’s, which was executed on October 13, 2003 with an effective date of September 30, 2003. The conversion resulted in the immediate expensing of $540,000 of debt discount interest.

        At September 30, 2003, Golden Eagle’s working capital deficit amounted to ($3,510,985) which is a 14% increase from our working capital deficit of ($3,078,753) at December 31, 2002. There are numerous components of our current liabilities, which impact our working capital deficit. These components include:

        Short-term loans from affiliates and other related parties of approximately $1,170,266 which are payable on demand;

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

        Contracts payable in the amount of $400,000 for the acquisition of the Buen Futuro mining claim which is made up of $225,000 in cash and         $175,000 in common stock which is payable over a 27 month period.

        Accrued expenses and accounts payable of approximately $463,626; and

        Accrued interest payable of approximately $919,109.

        Golden Eagle has certain significant capital commitments for which we must obtain appropriate liquidity.

      These commitments are:

o	Our obligation to pay $132,000 of debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $37,000.

o	Our obligation to spend approximately $2.2 million for the maintenance of our mineral properties and mining operations, as well as general and administrative expenses, in the event that revenues anticipated are insufficient to cover such expenditures.

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period following the June 2002 execution of the transfer documents, and $2 million in development expenditures over the 18-month period following that date.

o	Our contractual and debt service obligations that amount to more than $2.7 million during the remaining three months of 2003 and more than an additional $1.1 million thereafter through 2006 which are described in more detail below and at page F-1 in the attached Financial Statements.

o	Our obligation for continuing annual administrative expenses in an estimated amount of $1.9 million.

        Following is a chart that sets out graphically our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	Remaining Three Months of 2003	2004 through 2006	2007 and 2008
Related Party Debt	$1,170,266	$1,170,266	$0	$0
Unrelated Party Debt	$995,800	$995,800	$0	$0
Contracts Payable Buen Futuro	$400,000	$100,000	$300,000	$0
Debentures	$513,495	$0	$513,495	$0
UCL Assumed Debt	$132,000	$0	$0	$132,000
Mining Claim Fees	$318,400	$0	$159,200	$159,200
Building Leases	$8,446	$8,446	$0	$0
Other Commercial Commitments	$463,626	$463,626	$0	$0
Total Contratual Cash Obligations	$4,002,033	$2,738,138	$972,695	$291,200

        It is unlikely that Golden Eagle will be able to meet all of the foregoing commitments without third party funding. As necessary, Golden Eagle believes that it will be able to negotiate various accommodations with its creditors and others to extend payment obligations. Clearly maintaining its properties and the existing production operations is a high priority for Golden Eagle’s cash expenditures, and Golden Eagle will continue to attempt to do so. Golden Eagle has historically financed its operating losses, capital commitments, and cash flow requirements through short-term loans from affiliates, and occasionally, from non-affiliates. In addition, we also used our common stock directly to raise capital and to satisfy some of our obligations. The situation requiring the use of Golden Eagle’s stock to raise working capital or pay current obligations has continued throughout the first three quarters of 2003 and subsequently, and will continue to result in dilution to Golden Eagle’s current shareholders (See, Part II, Item 2, “Changes in Securities”). During the first three quarters of 2003, Golden Eagle raised approximately $1,490,603 from the sale of 16,416,546 shares of its common stock from accredited investors pursuant to exemptions from the securities registration requirements. Our board of directors believes that these investors have provided financing on terms more favorable to Golden Eagle than would have been available from strictly third party financing sources. Although Golden Eagle has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Golden Eagle’s ability to finance its operations will, in the end, be dependent on its ability to generate additional positive cash flow from operations in amounts sufficient to support all of Golden Eagle’s financial obligations, of which there can be no assurance

        Because of our ongoing working capital shortages, technical and financial issues resulting from the need to conduct our own operations, and because of the size and nature of the Cangalli gold deposit, Golden Eagle has focused its efforts and expenditures on its priority obligations. These obligations include maintaining in good standing its commitments to its providers and vendors, as well as its staff in Bolivia and in the United States. For its long-term development of its properties, Golden Eagle must obtain a significant amount of financing (in excess of $6,000,000) from industry or financial partners, or it must enter into joint venture arrangements or other industry arrangements, of which there can be no assurance.

        We have provided some liquidity for our Bolivian operations through production of gold at our Cangalli, Bolivia gold mine that commenced on September 30, 2002. The following table provides some information about the liquidity that this production has provided, or that we anticipate the production will provide, to us, which we have used, or we plan to use, to defray a portion of the costs of our Bolivian operations. Golden Eagle has chosen not to expatriate the gold revenues from Bolivia at the present time because of the need for cash for its Bolivian operations.

	Production grams (troy ounces)	Gold revenue and inventory market value
Fourth quarter, 2002	43,847 gr (1,410 oz)	$419,009
First quarter, 2003	36,424 gr (1,171 oz)	$157,696
Second quarter, 2003	37,841 gr (1,217 oz)	$226,740
Third quarter, 2003	59,728 gr (1,920 oz)	$631,325
Gold in inventory at the end of the third quarter of 2003 (1)		$367,765 (approximate market value) (1)
Total	177,840 gr (5,718oz)	$1,802,535

(1)	Due to various conditions in the international gold market, or production late in the quarter, our Bolivian subsidiary, GEII Bolivia, chose to delay some sales and hold the gold in inventory. We recognize revenue when the price is determinable, and upon delivery and transfer of title of gold to the customer. Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. For the purpose of this chart, gold inventory is valued at 90% of the spot market price for gold on September 30, 2003. Golden Eagle's recognized revenue is less than the spot market price due to a 10% reduction for impurities. The first quarter 2003 revenue was increased by $20,500 from the revenue that was previously reported on the March 31 and June 30 10QSB. The increase was due to a Bolivian value added tax that was deducted form revenues on the previous reports.

        Our gold production at our Cangalli mine decreased by about 17% between the fourth quarter 2002 and the first quarter 2003 because of weather-related delays in the worst rainy season in the past 10 years; because our mine personnel assisted in disaster relief when a mudslide devastated a nearby village and during another period of time when the mine operations were impacted by expansion work. During the second quarter 2003, production increased by 4% over the first quarter 2003. During the third quarter 2003, gold production increased by approximately 58% over the second quarter 2003 as a result of the an increase in plant capacity to 3,500 tons per day which was completed on July 1, 2003. Any further expansion of the Cangalli production capacity and our ability to continue to operate at a loss will require a significant amount of capital investment that we do not currently have available, through the third quarter of 2003, however, we believe that sufficient funding will be obtained.

        Although Golden Eagle believes that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties, we do not report any estimated reserves pursuant to Industry Guide 7 promulgated by the SEC under the Securities Act of 1933. In addition, although we project positive net revenues in the future, particularly now that our current expansion of the Cangalli mine and plant has increased its capacity up to 3,500 tons per day, there can be no assurance that any revenues received will exceed our expenses. Golden Eagle’s ability to generate significant net revenues from mining operations depends in part on its ability to finance substantial additional capital expenditures for the expansion of its Cangalli gold production plant to its final phase of 11,000 tons per day. Our ability to achieve maximum production and generate a positive cash flow is subject to a number of risks, certain of which are addressed below at p. 9, “Risk Factors” and in the “Risk Factors” section of our annual report on Form 10-KSB.

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

        As of September 30, 2003 Golden Eagle’s balance sheet showed total assets of $3,457,545. These assets included:

•	Current assets of $455,590, including cash and pre-paid expenses.

•	Mining equipment of $1,176,517; and $2,042,679 for acquisition costs of our mining prospects; $147,641 for office equipment; and $122,577 in vehicles which includes a single engine aircraft which is being utilized in Bolivia and which was leased prior to its purchase during the third quarter. The total book value of property and equipment is $3,489,424; less accumulated depreciation of $(487,468), resulting in a net figure of $3,001,956.

        Although these assets are reflected on Golden Eagle’s balance sheet, their recoverability is at issue as is set forth in the report of Golden Eagle’s independent public accountants attached to Golden Eagle’s financial statements for the year ended December 31, 2002. A going concern consideration is included as a part of Golden Eagle’s annual report on Form 10-KSB for the year then ended.

         Results of Operations

        Golden Eagle’s operations in the third quarter of 2003 resulted in significant continuing losses and negative cash flow. During the first nine months of 2003, Golden Eagle’s subsidiary operations in Bolivia generated $1,014,862 in revenues from gold sales. These sales were the result of total production of 133,993 grams or 4,308 troy ounces. In addition to the gold sold during the period, we accumulated a gold inventory valued at $367,765 based on 90% of the spot market price of gold on September 30, 2003. The book value of this inventory is $178,089, which is calculated at the cost to produce this gold. We have accumulated inventory either because some gold production occurred late in the quarter and had not been sold by the quarter’s end, or to take advantage of anticipated increasing market price. Our policy is to sell gold within a relatively short time after it is produced unless we perceive an advantage to retain the gold in inventory due to volatile market conditions. As described above, all revenues generated to date from gold sales have been used in Bolivian operations. Golden Eagles’ general, administrative and other costs have continued to outstrip the revenues generated by Golden Eagle’s mining operations. We have financed our net losses and negative cash flows from operations as described above in “Liquidity and Capital Resources.”

        During the third quarter, once our operations at Cangalli, Bolivia expanded to a capacity of 3,500 tons per day of ore processed. Although revenues from our mine production exceed our production expenses, our company is not operating profitably as determined under generally accepted accounting principles. We have taken steps to decrease our corporate expenses through the conversion of debentures and implementing internal cost controls, which we expect will improve our operating results. We cannot assure that improved cash flow from our Cangalli operation will necessarily result in overall profitability for Golden Eagle’s operations as a whole in the near future. Golden Eagle will need to achieve significantly greater revenues (which (as discussed above) will require significant capital investment, of which there can be no assurance) to offset our continuing general, administrative, depletion, depreciation, and other expenses. Furthermore, other non-cash charges may adversely affect our ability to generate a profit.

        The following sets forth certain information regarding Golden Eagle’s results of operations during the third quarter of 2003 ending September 30, 2003 compared with the same period in 2002 (restated).

	Nine Months Ended
	September 30, 2003	September 30, 2002
Revenues	$1,014,862	-0-
Production Costs	$873,269	-0-
Production Taxes	$131,886	-0-
Exploration Costs	-0-	$(181,624)
Development Costs	$(200,000)
General and Administrative	$(2,463,638)	$(1,582,867)
Non-Cash Stock Option Comp	$0	$(2,098,000)
Depreciation and Depletion	$(43,129)	$(76,789)
Operating Loss	$(2,697,060)	$(4,027,290)
Interest Expense	$(2,322,418)	$(2,048,335)
Net Loss	$(5,018,301)	$(6,072,004)
Net Loss Per Share	$(.017)	$(.026)

        Golden Eagle’s costs and operating expenses for the third quarter of 2003 increased significantly as to general and administrative expenses, totaling $2,463,638 compared to $1,582,869 during the same period in 2002, resulting in an increase of 56%. This substantial increase reflects the additional administrative activity involved in provisioning, expanding and operating our gold mine and recovery plant at Cangalli, Bolivia.

        For the first three quarters of 2003, exploration and development expenses were $200,000 compared to $181,624 during the same period in 2002. The increase in exploration and development costs resulted from the expensing of all mine development costs that had previously capitalized.

        Golden Eagle incurred interest expenses during the first three quarters of 2003 of ($2,322,418), as compared to first three quarters of 2002 interest of ($2,048,335). A majority of interest expense is due to an interest expense attributable to the beneficial conversion of the debentures, which was $1,801,406 for the first nine months of 2003. Of this amount approximately $540,000 is the result of the acceleration of the conversion of debentures during the third quarter. Had the conversion not taken place this expense would have been approximately $406,000 during the third quarter and the $540,000 accelerated expense would have been expensed during the fourth quarter and throughout the next two years. This interest expense results from amortizing the benefit resulting to our convertible debenture holders. The debenture holders were and are accredited investors who are current shareholders, who entered into convertible debenture agreements with Golden Eagle during the past three years. The accumulation of the first three quarters 2003 intrinsic value of the beneficial conversion feature (the market price of the stock at the commitment date in excess of the conversion rate) has been recorded as additional paid-in capital and as a discount to the debenture obligations. The non-cash interest expense (amortization) is calculated using the interest method to allocate the conversion benefit to the affected quarter. During future periods the interest expense associated with the convertible debentures will decrease significantly due to the fact that there is only $513,495 in debentures remaining on Golden Eagles balance sheet. Other interest costs will continue during the balance of 2003 and through the foreseeable future. Management is, however, taking steps to minimize interest costs wherever possible and total interest should decrease in the future.

        Golden Eagle had a net loss for the first nine months of 2003 of ($5,018,301), or $(.017) per share, compared to its net loss during the same period in 2002 of ($6,072,004), or $(.026) per share. This substantial decrease in net loss is due, in large part, to the fact that we booked a one-time expense in the first quarter of 2002 associated with the grant of stock options that we did not have in the first, second or third quarters of 2003. However, the loss also has to do with our accelerated efforts to expand our operation at our Cangalli mine. Golden Eagle anticipates that the trend of net losses from operations will continue for the foreseeable future as we continue seeking capital to expand an then (if we obtain the necessary capital) expanding our exploration and development efforts on our Bolivian properties and continue funding our general and administrative expenses in the United States and Bolivia.

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

        Special Non-Cash Impact Due to Options. Our Board of Directors granted options to, and entered into Non-Qualified Stock Option Agreements with, Terry C. Turner, our President, CEO and Chairman of the Board, and Mary A. Erickson, our former President, CEO and Chairman of the Board, who is also a significant shareholder and guarantor of some of our loans, on March 20, 2002. Mr. Turner was granted options to buy 25,000,000 shares of stock at a price of $0.075 a share. Ms. Erickson was granted options to buy 20,000,000 shares of stock at the same price. The options were exercisable for one year.

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

        Variable Accounting Bearing on Special Non-Cash Impact Due to Options.

        During the first quarter of 2003, on March 20, 2003, Mr. Turner and Ms. Erickson exercised 11,413,043 and 9,130,434 options respectively and gave 4,599,456 and 3,679,565 shares respectively in a like-kind, share-for-share exchange for net stock issued to each of them of 6,813,587 and 5,450,869 respectively. Since the previously discussed exercise transaction took place on December 31, 2002, this created a modification to the existing agreement and required variable accounting. Under variable accounting, we had to recognize at December 31, 2002 the value of the remaining options outstanding. Normally the remaining number of options would be valued at the December 31, 2002 stock price. Since we knew the exact number of options exercised subsequent to the 2002-year end, and the price of the stock at March 20, 2003, we used those prices to calculate the value of the remaining options. The value of both the net shares exercised for on March 20, 2003, together with the value of the net shares exercised for on December 30, 2002, was calculated as a non-cash expense and totaled $5,295,189, which was booked in 2002.

      Plan of Operations.

        Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (although the price of gold has strengthened significantly during the past 12-month period ranging between approximately $327 to $390 per troy ounce), our management has set the following priorities for the use of any working capital that may become available:

o	Maintenance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $2.2 million during 2003);

o	Reaching sustained production capacity of 3,500 tons per day in our Cangalli gold mine.

o	We intend to use what we have learned to more precisely target high-grade pay streaks through the implementation of a mining method we are calling ‘Targeted Planar Subsidence’ or ‘TPS’. These pay streaks have proven to be much richer in gold content than the surrounding material.”

        Since the formal pay streaks have characteristics similar to coal seams or mantles, the Company’s technical team began examining techniques for bulk production used in coal mining known as “long walling.” Executives visited consultants at Penn State University at the end of July 2003. Those executives and consultants also visited a local Pennsylvania coal mine in which long walling was being employed to mine 9 million tons of coal per year. While the traditional long walling technique is not directly applicable to mining in Golden Eagle’s conglomerate ore, during this visit our executives studied the adaptability of certain concepts to mining the Cangalli high-grade pay streaks in high volumes, while continuing block caving in other areas of the mine, as well as open pit operations.

        By targeting high-grade pay streaks that are usually 2 to 3 meters thick, and processing a horizontal plane of ore, rather than taking the entire vertical sections that conal subsidence block caving currently does, we expect to eliminate a great deal of dilution from lower grade ore. We estimate that we will be able to recover the same amount of gold in our current 3,500 ton per day (tpd) plant as we would have from our projected 11,000 tpd future expansion with less ore processed, which translates into much lower costs per ounce and increased potential capacity.

        Long walling employs a set of shields, or hydraulically raised plates, to create a ceiling in the work area. Once an area has been mined out, the shields creating the artificial ceiling are lowered and advanced to create the ceiling for the next area to be mined. The area behind the shields is allowed to cave in, or subside. By avoiding the need to maintain the mine area open that has already been worked out, Golden Eagle anticipates that the costs of operation, and other operating concerns, should be significantly decreased.

        Targeted Planar Subsidence (“TPS”), in addition to increased ore quality control in the open pit, and other ideas that we are developing as we learn more about mining and processing our Cangalli ore, should help us improve our gold grade per ton and make our operation more efficient and cost-effective.

        Golden Eagle estimates that its pilot program for Targeted Planar Subsidence will cost approximately $350,000, which it intends to partially fund from operations at Cangalli, Bolivia, and other financing alternatives that the Company is considering.

o	Implementation of recommendations from the geological and metallurgical reports (which we expect will amount to approximately $3-6 million during 2003 and 2004), including, but not limited to:

>>	Implementing TPS on a full-scale basis.

>>	Using production data to enter second-stage resource and reserve confirmation work with our geological teams at the Cangalli, Tipuani Valley and Precambrian properties.

>>	Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

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

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out any substantial portion of our objectives as set out above. However, we did obtain sufficient liquidity, for example, to complete our third-phase plant expansion, bringing our plant capacity at our Cangalli mine to 3,500 tons per day, which was completed on July 1, 2003. Based on our past experience, we expect to be able to accomplish all of our objectives above as, and if, sufficient operating funds come available. Our current financial and other challenges, together with the risks associated with exploring for and mining gold in Bolivia, and the current price volatility of gold, all combine and may make it more difficult for us to raise much needed funds on reasonable terms.

        Risk Factors Attendant To Golden Eagle’s Operations.

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following significant factors, and the other factors described in this quarterly report. The risks associated with an investment in our stock include, but are not limited to:

o	volatility of commodity (gold) prices;

o	volatility of our stock prices and the lack of an established broad market for our securities;

o	the environmental risks associated with mining activities;

o	the lack of probable or proven mineral reserves as defined by SEC Industry Guide 7 on any of our properties;

o	the risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	the concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian acquisition in eastern Bolivia); and

o	the significant dependence on management and management’s relative inexperience with certain aspects of the type of block-caving and other underground mining operations contemplated in our business, mining and processing plan, as well as implementation of Targeted Planar Subsidence (TPS);

o	significant cash flow and working capital deficits;

o	dependence upon third party investments and financing;

o	"going concern" considerations as set out in more detail at p. 11 below

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced gold in commercial quantities on a profitable basis.

      Impact of Inflation and Changing Prices

        Golden Eagle has not experienced any material impact from the effects of inflation during the last three annual operating periods, 2000, 2001 or 2002, and was not impacted during the first nine months of 2003. Bolivian inflation, while astronomical at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

      Capital Commitments

        We have a number of significant capital commitments that are discussed above under “Liquidity and Capital Resources” and in the notes to the financial statements. We believe, but cannot guarantee, that we will be able to overcome our existing working capital shortages in the future, meet these capital commitments, and continue to advance toward our goal of profitable operations.

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

        In June 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s operations or financial position.

      Going Concern Considerations

The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ deficits of ($707,590) and ($4,839,093), respectively, as of September 30, 2003 and September 30, 2002, and have incurred substantial losses of ($34,686,210) since our inception. We presently have one producing plant and mine that are operating on a break-even basis. To further develop the mine and plant will require significant additional financing to satisfy outstanding obligations and to increase production levels. Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is a concern about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Item 2. Changes in Securities

        During the three quarters ending September 30, 2003 Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations. We issued a total of 16,416,546 restricted common shares for cash to unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.08 and $.15 per share, to raise $1,490,603. We also issued an additional 8,066,573 shares of common stock valued at $1,413,901, based on the prevailing market price for our shares on the date of issuance, in exchange for services provided. In addition, 12,264,456 shares were issued upon the exercise of stock options, and 100,000 were issued to pay interest in a financing arrangement. We also issued 116,855,400 shares valued at $3,703,774 in order to convert certain convertible debentures to common stock. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules there under, without general advertising or other form of public solicitation. Each of the investors represented to us that they were accredited investors and that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

        Following is a chart that gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per Share Price @	Type of Consideration	Securities Issued
2003
1st Quarter	5,034,174	$525,351	$.10 to $.15	Cash	Common
	12,264,456	$2,281,189	$.186	Stock Option	Common
	3,066,083	$596,381	$.12 to $.255	Service	Common
	100,000	$23,500	$.235	Financing	Common

2nd Quarter	4,661,666	$420,550	$.09 to $.10	Cash	Common
	4,131,667	$669,820	$.16 to $.18	Service	Common
3rd Quarter	6,720,706	$544,703	$.08 to $.09	Cash	Common
	868,823	$147,700	$.16 to $.18	Service	Common
	116,855,400	$3,703,774	$.03 to $.16	Debenture	Common
	133,000	$22,610	$.17	Property	Common

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      Buen Futuro Acquisition

        Golden Eagle announced May 30, 2003, that it signed a Letter of Intent to acquire 100% of the Buen Futuro mining claim located squarely in the heart of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield 162 miles north of Santa Cruz, Bolivia, and 11 miles east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. These ore bodies are found in an oxide zone 130 to 200 feet thick, as well as a supergene copper-enriched zone extending from the oxide zone to a depth of 320 feet, sitting on top of strata-bound volcanogenic massive sulphide (VMS) mineralization. Golden Eagle exercised its rights to purchase the Buen Futuro property in June 2003.

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

        On May 30, 2003 Golden Eagle purchased the Buen Futuro claim from Cecilia Calla de Arraya, a Bolivian, in exchange for a 3% net smelter return, $250,000 in cash payable over a 27-month period following the execution of all legal documents relative to the transfer of the claim in Bolivia, and restricted common shares of Golden Eagle with a value of $175,000, also payable over the same 27-month period. In addition, Golden Eagle obtained all geological reports, drilling data, and other pertinent information, regarding the ore deposits on the Buen Futuro claim and Golden Eagle’s existing claims in the Precambrian.

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

        Pursuant to the Letter of Intent and purchase commitment, Golden Eagle will be obligated to spend $1 million in exploration over the three-year period following the execution of the transfer documents, and $2 million in development expenditures over the 18-month period following that transfer. There are no stated penalties for failure to comply with this commitment, but we intned to use our best efforts to comply. Golden Eagle estimates that it will require an initial investment of $3.5 million and a construction period of 12 months after funding to initiate production at an open pit mine and a heap leaching operation. Currently, Golden Eagle does not have such funds available, and we will attempt to seek the necessary funding from third parties. Based on the information from Dr. Biste’s reports, and Golden Eagle’s economic analysis, we project that such an operation has the potential to generate significant revenues for Golden Eagle. As stated above, implementation of any or all of Golden Eagle’s planned strategies requires significant infusions of working and operating capital, and while we project that such funds will be raised, we cannot assure that we will be successful in raising that capital through loans, secondary offerings or private placements.

Political Unrest in Bolivia

        During October 2003, Bolivia experienced political unrest in the form of protests by various organizations within the country. The government attempted to quell the protests and road closures, which resulted in a number of serious confrontations with these social and political groups. After several weeks of political unrest Bolivia’s President, Gonzalo Sanchez de Lozada, acceding to demands by opposition and coalition political leaders, resigned October 17, 2003. Carlos Mesa, Bolivia’s Vice President, was sworn in as Bolivia’s new president on October 18, 2003. Bolivia’s new President, Carlos Mesa, is a well-respected former journalist and enjoys the broad support of all sides to the recent political unrest. Labor leaders, as well as political leaders of all of Bolivia’s parties, have ordered the normalization of all activities by their constituents in Bolivia. At the time of this report, it appears that calm and normality have returned to Bolivia.Golden Eagle’s management and shareholders offered their full support and best wishes for success to Bolivia’s new president, Carlos Mesa. President Mesa’s administration has restored calm to the country and brought confidence in Bolivia’s future. We will continue our efforts to strengthen Bolivia’s economy, while actively participating in improving the health, education and welfare of the people that live in the communities in which we mine.

        Golden Eagle also reported that its operations in Bolivia were not directly affected by the recent political unrest in the country. No protests or other incidents took place in Cangalli, Bolivia, which is located 162 miles north of La Paz by road through the Andes. However, as a result of delays in the delivery of parts and other supplies to its Cangalli gold operations in the Tipuani Gold District, Golden Eagle’s gold production for the month of October was impacted. In addition, the Company’s head offices in La Paz, as well as banks, suppliers, trucking companies, and other related businesses, were at a standstill while the unrest was resolved. Those businesses and offices have since returned to normal operations

        We do not expect the political unrest to have any lasting impact on our operations. We believe that our status as a good corporate citizen in Cangalli has won us the unqualified support of the townspeople of Cangalli and their leaders. We have reached out through our humanitarian efforts so often over the past seven years that the community has reached back through the period of unrest with several gestures of good will and total civic cooperation.

Item 6. Exhibits and Reports on Form 8-K:

        The following reports on Form 8-K were filed during the quarter ended September 30, 2003, and subsequently:

July 22, 2003, reporting on events under Items 7 & 12 of Form 8-K
August 7, 2003, reporting on events under Items 7 & 12 of Form 8-K
August 21, 2003, reporting on events under Items 7 & 12 of Form 8-K
September 15, 2003, reporting on events under Items 7 & 12 of Form 8-K
October 10, 2003, 2003, reporting on events under Items 7 & 12 of Form 8-K
October 14, 2003, reporting on events under Items 7 & 12 of Form 8-K
November 7, 2003, reporting on events under Items 7 & 12 of Form 8-K

        The following exhibits are filed with this Form 10-QSB or incorporated herein by the following references:

a.	Financial Statements;

b.	Exhibits 31.1 and 31.2, Certifications of Principal Executive Officer and Principal Financial Officer;

c.	Exhibits 32.1 and 32.2, Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: November 13, 2003

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: November 13, 2003

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer Date: November 13, 2003

TABLE OF CONTENTS

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Balance Sheets	June 30, 2003	December 31, 2002
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash	$167,868	$335,029
Accounts receivables	10,097	176,578
Prepaid expenses	99,535	110,378
Inventory	178,089	-

Total current assets	455,590	621,985

PROPERTY AND EQUIPMENT
Mining Equipment	1,176,517	896,819
Mining properties	2,042,679	1,654,745
Office equipment	147,651	127,571
Vehicles and Aircraft	122,577	95,238

	3,489,424	2,774,373
Less accumulated depreciation	(487,468)	(394,054)

	3,001,956	2,380,319

OTHER ASSETS
Advances to officers	-	61,954

	-	61,954

Total Assets	$3,457,545	$3,064,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Loans from related parties	$1,170,266	$1,120,266
Bank loan payable	995,800	995,800
Other notes payable	-	25,000
Contracts Payable	400,000	-
Accrued expenses	211,078	208,035
Accounts payable	252,548	428,809
Payable related party	17,774	73,595
Accrued interest payable	919,109	849,233

Total current liabilities	3,966,575	3,700,738

Convertible debentures payable	513,495	3,836,325
Beneficial interest discount	(314,934)	(1,914,901)

Total liabilities	4,165,135	5,622,162

STOCK OPTION OBLIGATIONS	-	2,281,189
OTHER STOCK OBLIGATIONS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share;
shares authorized 10,000,000; none issued	-	-
Common stock, par value $.0001 per share; authorized 800,000,000 shares;
issued and outstanding 300,381,685 and 271,123,639 shares, respectively	42,495	27,112
Additional paid-in capital	33,937,546	24,815,926
Deferred compensation	(1,422)	(14,222)
(Deficit) accumulated during the development stage	(34,686,209)	(29,667,909)

Total stockholders' (deficit)	(707,590)	(4,839,093)

	$3,457,545	$3,064,258

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Statements of Operations (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,		July 21, 1988 (Inception) Through September 30,

	2003	2002	2003	2002	2003

REVENUES	$631,325	$-	$1,014,862	$-	$1,594,948
OPERATING EXPENSES
Production	420,025	-	873,269	-	974,416
Production Taxes	111,385	-	131,886	-	131,886
Exploration and development	-	34,544	200,000	181,624	1,891,756
General and administration	677,511	795,440	2,463,638	3,680,867	15,523,156
Non-cash stock option compensation	-	-	-	-	7,393,189
Asset Impairment	-	-	-	88,010	88,010
Write down of mining prospect	-	-	-	-	873,462
Depreciation and Depletion	18,621	30,196	43,129	76,789	517,838

Total operating expenses	1,227,543	860,180	3,711,922	4,027,290	27,393,7133

OPERATING (LOSS)	(596,218)	(860,180)	(2,697,060)	(4,027,290)	(25,798,765)

OTHER INCOME (EXPENSE)
Interest expense	(1,119,620)	(392,477)	(2,322,418)	(2,048,335)	(6,696,750)
Interest income	-	-	67	-	15,550
Loan financing costs, net	-	-	-	-	(2,475,000)
Gain on marketable securities	-	-	-	-	124,336
Write off advances to Mineral Mountain Co.	-	-	-	-	(78,000)
Gain on settlement of litigation	-	-	-	-	275,800
Other, net	1,110	1,663	1,110	3,621	(53,381)

Total other income (expense)	(1,118,509)	(390,814)	(2,321,241)	(2,044,714)	(8,887,445)

NET (LOSS)	(1,714,727)	(1,250,994)	$(5,018,301)	$(6,072,004)	$(34,686,210)

BASIC AND DILUTED (LOSS) PER SHARE	$(.005)	$(.005)	$(.017)	$(.026)	$(.353)

WEIGHTED AVERAGE SHARES OUTSTANDING	311,949,369	246,832,951	295,717,316	229,844,060	98,352,708

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows	Nine Months Ending September 30,		July 21, 1988 (Inception) Through September 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net (loss)	$(5,018,301)	$(6,072,004)	$(34,686,210)
Non-cash adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Stock issued for services	1,413,901	449,877	7,874,720
Stock issued to settle dispute	-	-	70,000
Stock options compensation	-	2,098,000	7,393,189
Amortization of debentures beneficial conversion feature	2,182,350	1,151,907	3,859,844
Depreciation and depletion expense	125,305	76,789	600,014
Impairment	115,741	88,010	203,751
Stock issued for interest	23,499	494,000	727,333
Stock issued for UCL Agreement	22,610	-	22,610
Amortization of deferred compensation	12,800	36,567	152,178
Loss (Gain) on retirement of property and equipment	-	-	19,489
Stock issued for loan pledges and renewals	-	-	2,500,000
Write-down of mining prospect	-	-	873,462
Write off advances to Mineral Mountain Mining Co.	-	-	78,000
Fair value of officer salary expensed	-	-	20,000
Write off loan to investment advisor	-	-	15,000
Gain on settlement of litigation	-	-	(275,000)
(Gain) from investments	-	-	(114,670)
Changes in operating assets and liabilities:
Accounts receivable	166,481	-	(10,097)
Prepaid expense and other costs	10,843	(142,230)	(99,535)
Inventory	(178,089)	-	(178,089)
Advances to officers	61,954	-	-
Accrued expenses	3,030	-	211,065
Accounts payable	(176,261)	189,348	252,548
Related party payable	(55,821)	-	17,774
Accrued interest	69,876	-	919,109

Net cash flows (used for) operating activities	(1,220,082)	(1,629,736)	(9,553,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(462,683)	(583,684)	(3,064,579)
Deposits	-	(8,600)	9,120
Proceeds from investment sales	-	-	184,380
Advances to Mineral Mountain Mining Co.	-	-	(78,000)
Loan to investment advisor	-	-	(15,000)
Purchase of investment securities	-	-	(59,478)
Purchase of subsidiary (net of cash acquired)	-	-	(2,700)

Net cash flows (used for) investing activities	(462,683)	(592,284)	(3,026,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	1,418,495	4,016,995
Loans from (repayments to) related parties	60,000	110,000	1,992,909
Repayment on loans from related parties	(10,000	(37,623)	(1,144,214)
Proceeds from other notes payable	-	-	678,074
Repayments of other notes payable	(25,000)	(1,853)	(229,137)
Proceeds from bank loan	-	-	1,000,000
Common stock issued	1,490,603	1,079,517	6,496,106
Stock issuance costs	-	-	(63,094)

Net cash flows from financing activities	1,515,603	2,568,536	12,747,639

NET INCREASE (DECREASE) IN CASH	(167,161)	346,516	167,868
CASH - BEGINNING OF PERIOD	335,029	27,925	-

CASH - END OF PERIOD	$167,868	$374,441	$167,868

Golden Eagle International, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements(Unaudited)

      Note A — Organization and Nature of Business

        Golden Eagle International, Inc. (the “Company,”) was incorporated in Colorado on July 21, 1988. We are a mining enterprise in the exploration stage as set forth in “SFAS No. 7” and a development stage enterprise as set forth in Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. Since inception, we have been engaged in organizational activities, acquiring, developing, and operating gold, and other mineral properties and starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. We have had initial production and have generated revenue through gold sales, but to date have not achieved positive cash flow on a company wide basis. Presently, substantially all of our current operations are focused on two prospects in the Republic of Bolivia, which are wholly owned by us: the combined Cangalli gold properties (the “Cangalli properties”) and the Tipuani Valley gold properties (the “Tipuani Valley properties”). We also are now focusing on our prospects in the Precambrian Shield area of eastern Bolivia (the “Precambrian properties”). In September 2002, we began mining operations at our Cangalli gold mine. During the fourth quarter 2002, a total of 92,700 tons of gold bearing ore were mined and processed. During the first, second and third quarters of 2003, totals of 84,100, 89,150 and 188,300 tons respectively of gold bearing ore were mined and processed. To the end of the third quarter, September 30, 2003, Golden Eagle had produced 177,840 grams, or 5,718 troy ounces of gold, with a market value or value of gold sold of $1,802,535, although to the end of the third quarter we had only sold gold with a value of $1,434,770. As indicated, some of Golden Eagle’s gold was held in inventory at the end of the third quarter. Inventory represents mined and processed gold concentrates and dore. Inventory is stated at the lower of average production cost or net realizable value. Revenue is recognized when the price is determinable, and upon delivery and transfer of title of the gold to the customer.

        The statement of operations for the nine months ending September 30, 2003 reflects a $20,500 increase to gold revenue and a parallel $20,500 increase to production tax costs for the first quarter 2003. This increase was the result of value added taxes, which had been deducted from the revenue in prior quarters. Net income was not affected.

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

        The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results for the remainder of 2003.

        During the 2002 audit, our auditors included a going concern consideration. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had significant working capital and stockholders’ deficits as of September 30, 2003 and have incurred substantial losses since our inception. We presently have one producing mine and plant that are not operating on a break-even basis. To further develop the mine and plant will require significant additional financing to satisfy outstanding obligations and to increase production levels. Unless we successfully obtain suitable significant additional financing arrangements, or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and increasing the production levels at the existing operation and commencing mining operations at other claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our policy with respect to exploration and development costs is that during our exploration stage, all mine exploration and development costs will be expensed as incurred. When it has been determined that a property can be economically developed as a result of establishing proven and probable reserves, costs incurred to develop the property will be capitalized as incurred and will be amortized over the estimated production life of the ore body. Major development costs incurred after the commencement of the production stage of the company will be amortized over the estimated life of the ore body. Mining properties increased by $425,000 with our acquisition of the Buen Futuro mining claim that is located in the center of our Precambrian shield claims. A contract payable was recorded in the amount of $400,000 payable over a 27 month period in cash and stock.

      Note B — (Loss) Per Share

        Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

      Note C — Issuance of Common Stock

        During the first nine months of 2003, we raised approximately $1,490,603 from the sale of 16,416,546 shares of our common stock from accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued an additional 8,066,573 shares of common stock valued at $1,413,901 in exchange for services provided.

      Note D — Non-qualified Stock Options

        On March 22, 2002, we adopted a non-qualified stock option plan for our president and former president in which we granted options to purchase 25,000,000 and 20,000,000 shares of common stock, respectively. A total of $2,098,000 in compensation was recorded at the time of the granting of the options. The options were exercisable for $.075 per share for a period of one year. The plan provided that the recipients could elect to pay for the shares in cash or from proceeds of the sale of a portion of the shares acquired from the exercise of options (cashless exercise). On December 30, 2002, the recipients exercised their options to purchase an aggregate of 24,456,523 shares of Golden Eagle’s common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 6,456,523 shares at a price of $0.284 per share for a total of $1,833,653. The net effect was the issuance of 18,000,000 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 18,000,000 net shares issued and compensation of $5,112,000. On March 20, 2003, the recipients exercised their options to purchase an aggregate of 20,543,477 shares of Golden Eagle’s common stock. To pay for the shares, the individuals exchanged with Golden Eagle, in a like-kind, share-for-share exchange, a total of 8,279,021 shares at a price of $0.284 per share for a total of $2,351,242. The net effect was the issuance of 12,264,456 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 12,264,456 net shares issued and compensation of $2,281,183. This additional compensation has been recorded in 2002 under variable stock option accounting rules.

      Note E — Conversion of Debentures and Remaining Debt Obligations

        During the third quarter of 2003, Golden Eagle convertible debenture holders converted $3,322,830 of principal and $380,945 of accrued interest into 116,855,401 shares of restricted common stock as set forth in their Convertible Debenture Agreements entered into between May 2000 and August 2002. The early conversion resulted in accelerated recognition of amortization of $540,000. Total beneficial interest conversion expenses were $1,801,406 and the remaining convertible debentures recorded as liabilities $513,495 as of September 30, 2003. The remaining long-term debt of $2,166,066 is substantially unchanged for the period.

      Note F – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

        Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. For the nine months ended September 30, 2003 and 2002, the Company paid interest of $42,197.43 and $43,965.32, respectively. Non-cash investing and financing transactions during the periods consist of the following:

Nine months ended
September 30,

	2003	2002

Cashless exercise of stock options	$2,281,189	$--
Debentures and accrued interest converted to common stock	3,703,744	--
Buen Futuro Purchase	400,000
Beneficial conversion interest added to equity	201,439	1,151,907
Liabilities assumed on acquisition of mining property	--	175,000
Common stock issued to acquire mining property	--	394,450

      Note G – Pronouncements

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

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149”). SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on our results of operations or financial position since we currently have no derivatives or hedging contracts.

        In June 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s operations or financial position. F-4