Form 10QSB/A
period 2003-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2003-11-18
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

        The following sets forth certain information regarding Golden Eagle’s results of operations for the nine months ending September 30, 2003 compared with the same period in 2002.

	Nine Months Ending
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

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: November 18, 2003

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: November 18, 2003

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer Date: November 18, 2003

TABLE OF CONTENTS

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Balance Sheets	September 30, 2003	December 31, 2002
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash	$167,868	$335,029
Accounts receivables	10,097	176,578
Prepaid expenses	99,535	110,378
Inventory	178,089	-

Total current assets	455,590	621,985

PROPERTY AND EQUIPMENT
Mining Equipment	1,176,517	896,819
Mining properties	2,042,679	1,654,745
Office equipment	147,651	127,571
Vehicles and Aircraft	122,577	95,238

	3,489,424	2,774,373
Less accumulated depreciation	(487,468)	(394,054)

	3,001,956	2,380,319

OTHER ASSETS
Advances to officers	-	61,954

	-	61,954

Total Assets	$3,457,545	$3,064,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Loans from related parties	$1,170,266	$1,120,266
Bank loan payable	995,800	995,800
Other notes payable	-	25,000
Contracts Payable	400,000	-
Accrued expenses	211,078	208,035
Accounts payable	252,548	428,809
Payable related party	17,774	73,595
Accrued interest payable	919,109	849,233

Total current liabilities	3,966,575	3,700,738

Convertible debentures payable	513,495	3,836,325
Beneficial interest discount	(314,934)	(1,914,901)

Total liabilities	4,165,135	5,622,162

STOCK OPTION OBLIGATIONS	-	2,281,189
OTHER STOCK OBLIGATIONS	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share;
shares authorized 10,000,000; none issued	-	-
Common stock, par value $.0001 per share; authorized 800,000,000 shares;
issued and outstanding 300,381,685 and 271,123,639 shares, respectively	42,495	27,112
Additional paid-in capital	33,937,546	24,815,926
Deferred compensation	(1,422)	(14,222)
(Deficit) accumulated during the development stage	(34,686,209)	(29,667,909)

Total stockholders' (deficit)	(707,590)	(4,839,093)

	$3,457,545	$3,064,258

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Statements of Operations (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,		July 21, 1988 (Inception) Through September 30,

	2003	2002	2003	2002	2003

REVENUES	$631,325	$-	$1,014,862	$-	$1,594,948
OPERATING EXPENSES
Production	420,025	-	873,269	-	974,416
Production Taxes	111,385	-	131,886	-	131,886
Exploration and development	-	34,544	200,000	181,624	1,891,756
General and administration	677,511	795,440	2,463,638	3,680,867	15,523,156
Non-cash stock option compensation	-	-	-	-	7,393,189
Asset Impairment	-	-	-	88,010	88,010
Write down of mining prospect	-	-	-	-	873,462
Depreciation and Depletion	18,621	30,196	43,129	76,789	517,838

Total operating expenses	1,227,543	860,180	3,711,922	4,027,290	27,393,7133

OPERATING (LOSS)	(596,218)	(860,180)	(2,697,060)	(4,027,290)	(25,798,765)

OTHER INCOME (EXPENSE)
Interest expense	(1,119,620)	(392,477)	(2,322,418)	(2,048,335)	(6,696,750)
Interest income	-	-	67	-	15,550
Loan financing costs, net	-	-	-	-	(2,475,000)
Gain on marketable securities	-	-	-	-	124,336
Write off advances to Mineral Mountain Co.	-	-	-	-	(78,000)
Gain on settlement of litigation	-	-	-	-	275,800
Other, net	1,110	1,663	1,110	3,621	(53,381)

Total other income (expense)	(1,118,509)	(390,814)	(2,321,241)	(2,044,714)	(8,887,445)

NET (LOSS)	(1,714,727)	(1,250,994)	$(5,018,301)	$(6,072,004)	$(34,686,210)

BASIC AND DILUTED (LOSS) PER SHARE	$(.005)	$(.005)	$(.017)	$(.026)	$(.353)

WEIGHTED AVERAGE SHARES OUTSTANDING	311,949,369	246,832,951	295,717,316	229,844,060	98,352,708

Golden Eagle International, Inc. (An Exploration Stage Company) Consolidated Statements of Cash Flows	Nine Months Ending September 30,		July 21, 1988 (Inception) Through September 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net (loss)	$(5,018,301)	$(6,072,004)	$(34,686,210)
Non-cash adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Stock issued for services	1,413,901	449,877	7,874,720
Stock issued to settle dispute	-	-	70,000
Stock options compensation	-	2,098,000	7,393,189
Amortization of debentures beneficial conversion feature	2,182,350	1,151,907	3,859,844
Depreciation and depletion expense	125,305	76,789	600,014
Impairment	115,741	88,010	203,751
Stock issued for interest	23,499	494,000	727,333
Stock issued for UCL Agreement	22,610	-	22,610
Amortization of deferred compensation	12,800	36,567	152,178
Loss (Gain) on retirement of property and equipment	-	-	19,489
Stock issued for loan pledges and renewals	-	-	2,500,000
Write-down of mining prospect	-	-	873,462
Write off advances to Mineral Mountain Mining Co.	-	-	78,000
Fair value of officer salary expensed	-	-	20,000
Write off loan to investment advisor	-	-	15,000
Gain on settlement of litigation	-	-	(275,000)
(Gain) from investments	-	-	(114,670)
Changes in operating assets and liabilities:
Accounts receivable	166,481	-	(10,097)
Prepaid expense and other costs	10,843	(142,230)	(99,535)
Inventory	(178,089)	-	(178,089)
Advances to officers	61,954	-	-
Accrued expenses	3,030	-	211,065
Accounts payable	(176,261)	189,348	252,548
Related party payable	(55,821)	-	17,774
Accrued interest	69,876	-	919,109

Net cash flows (used for) operating activities	(1,220,082)	(1,629,736)	(9,553,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(462,683)	(583,684)	(3,064,579)
Deposits	-	(8,600)	9,120
Proceeds from investment sales	-	-	184,380
Advances to Mineral Mountain Mining Co.	-	-	(78,000)
Loan to investment advisor	-	-	(15,000)
Purchase of investment securities	-	-	(59,478)
Purchase of subsidiary (net of cash acquired)	-	-	(2,700)

Net cash flows (used for) investing activities	(462,683)	(592,284)	(3,026,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	1,418,495	4,016,995
Loans from (repayments to) related parties	60,000	110,000	1,992,909
Repayment on loans from related parties	(10,000	(37,623)	(1,144,214)
Proceeds from other notes payable	-	-	678,074
Repayments of other notes payable	(25,000)	(1,853)	(229,137)
Proceeds from bank loan	-	-	1,000,000
Common stock issued	1,490,603	1,079,517	6,496,106
Stock issuance costs	-	-	(63,094)

Net cash flows from financing activities	1,515,603	2,568,536	12,747,639

NET INCREASE (DECREASE) IN CASH	(167,161)	346,516	167,868
CASH - BEGINNING OF PERIOD	335,029	27,925	-

CASH - END OF PERIOD	$167,868	$374,441	$167,868

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