Form 10-K
period 2003-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2004-03-31
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

December 31, 2003

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

        The Company’s telephone number, including area code: (801) 619-9320

Securities registered pursuant to Section 12(b) of the Act:	None
Name of each exchange on which registered:	None

Securities registered pursuant to Section 12(g) of the Act:

$.0001 par value Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ___ No X

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of December 31, 2003 was approximately $55,198,239. This estimate is based on the last sale price per share ($.21 on December 31, 2003) and 262,848,758 shares estimated to be held by non-affiliates. Total float as of December 31, 2003 was 156,095,710 shares.

At December 31, 2003 there were 462,869,451 shares of common stock outstanding. At March 30, 2004 there were 468,866,633 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders — None; (2) Any proxy or information statement — None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 — None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS DEVELOPMENT	5
(a) General		5
(b) Industry Segments		7
(c) Narrative Description of Business		7
(c)(1) Principal Products		7
(c)(2) Products and Segments		10
(c)(3) The Sources and Availability of Raw Materials		10
(c)(4) Importance and duration of patents		10
(c)(5) Seasonality of business		10
(c)(6) Our practices relating to working capital		10
(c)(7) Dependence on few customers		10
(c)(8) Backlog orders		10
(c)(9) Portion of business subject to renegotiation		10
(c)(10) Competitive conditions.		11
(c)(11) Research and development expenditures.		11
(c)(12) Environmental protection legislation		11
(c)(13) Employees		11
(d) Financial Information, Geographic Areas		11
(e) Available information.		13
(f) Reports to Security Holders.		13
(g) Enforceability of Civil Liabilities Against Foreign Persons		13

ITEM 2.	PROPERTIES	13
(a) The Cangalli Properties		13
(b) Contract for Exploration and Mining		14
(c) Purchase of the Cangalli Properties from UCL		14
(d) The Tipuani Properties		14
(e) History of the Gold Mining District of Bolivia		15
(f) Cangalli Reserves		16
(g) The Precambrian Properties		18
(h) Buen Futuro		18
(i) Cobra Claim		19
(j) Buen Futuro Reserves		20
(k) Office Leases		22

ITEM 3.	LEGAL PROCEEDINGS	23

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	23
(a) Market Information		23
(b) Holders		24
(c) Dividends		24
(d) Securities authorized for issuance		24
(e) Item 701 of Regulation SK		25

ITEM 6.	SELECTED FINANCIAL DATA	27

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
(a) Liquidity and Capital Resources		28
(a)(1) Continuing Working Capital Deficit		27
(a)(2) Long-term Obligations		29
(a)(3) Property and Equipment		29
(a)(4) Cash flow		29
(a)(5) Capital Commitments		31
(a)(6) Off Balance Sheet Arrangements		32
(b) Results of Operations		32
(b)(1) Special Non-Cash Impact Due to Options		34
(c) Plan of Operations		35
(d) Impact of Inflation and Changing Prices		36
(e) Accounting Practices		36
(e)(1) Critical Accounting Policies		36
(e)(2) Effect of New Accounting Pronouncements		38
(f) Risk Factors		39
(f)(1) Working Capital		39
(f)(2) Cash Shortages		40
(f)(3) Current Liabilities		41
(f)(4) Curent Liabilities and Litigation		41
(f)(5) Potentially Conflicting Fiduciary Obligations		41
(f)(6) Activities on Our Properties		41
(f)(7) Commencement of Mining Production		41
(f)(8) Volatility of Gold and Copper Prices		42
(f)(9) Risk of Mining and Exploration Operations		42
(f)(10) Absence of Business Combinations		42
(f)(11) Independent Consultants		42
(f)(12) Foreign operations are subject to many risks		43
(f)(13) Geography and Climate		43
(f)(14) Market Volatility		43
(f)(15) Independent Corporate Governance		44
(f)(16) Dilution		44
(f)(17) Key Personnel		44
(f)(18) Officers and Directors		45
(f)(19) Stock Sales		45
(f)(20) Cash Dividends		45
(f)(21) Change in Control		45
(f)(22) Articles and Bylaws		45
(f)(23) Forward-looking Statements		45

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	46

ITEM 9A.	CONTROLS AND PROCEDURES	46

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY		47
(a)(b) Directors and Executive Officers		48
(c) Identification of Significant Employees		48
(d) Family Relationships		48
(e) Business Experience		48
(f) Involvement In Certain Legal Proceedings		50
(g) Promoters and Control Persons		52
(h) Audit Committee Financial Expert		52
(i) Audit Committee		52
(j) Shareholder Nomination Procedures		52
(k) Compliance with Section 16(a)		52
(l) Code of Ethics		52

ITEM 11.	EXECUTIVE COMPENSATION	52
(a)(b) Summary Compensation Table		52
(c) Options/SAR Granted		54
(d) Option/SAR		54
(e) Long Term Incentive Plan-		54
(f) Defined Benefit or Actuarial Plan Disclosure		54
(g) Compensation of Directors		55
(h) Employment Contracts		55
(i) Report on Repricing of Options/SARs		55
(j) Compensation Committee		55
(k) Board Compensation Committee Report		56
(l) Performance Chart		57

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	57
(a)(b) Security Ownership		57

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	60
(a) Cancellation of Indebtedness		60
(b) Grant of Options		60
(c) Loans to the Company from Affiliates		60
(d) Formation of Bolivian Subsidiaries		62

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES	62

PART IV

PART 1

Item 1. Business Development

(a) General

        Golden Eagle International, Inc., was formed as a Colorado corporation on July 21, 1988. At incorporation, our name was Beneficial Capital Financial Services Corp. We changed our name to Golden Eagle International, Inc., on February 2, 1995. We are engaged in operations in the minerals industry in Bolivia through one wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia). However, we have operated in the past through two other majority-owned subsidiaries, which are discussed below, and from which we consolidated all of our operations into our wholly owned subsidiary during 2002. When we use the term “we” or “our” in this report, or similar words, we mean Golden Eagle International, Inc. and its majority-owned or wholly owned subsidiaries. Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden Eagle International, Inc.Bolivia ("GEII Bolivia") (100%)	Bolivia (2001)	This subsidiary holds all mining
rights purchased from the United
Cangalli Gold Mining Cooperative
on July 2, 2002, and all
concession mining rights granted
by the Bolivian government, which
are described below in more
detail. This subsidiary is also
the owner of all of our assets,
having received them from GEBM
during 2002 in an effort by the
company to consolidate all
interests, assets and operations
into one wholly owned subsidiary.
Golden Eagle Bolivia Mining, S.A. ("GEBM") (93%)	Bolivia (1996)	This subsidiary is inactive following the transfer of its rights to GEII Bolivia during 2002.
Eagle Mining of Bolivia, Ltd. ("EMB") (84%)	Bolivia (1996)	This subsidiary has been inactive since 2001.

        Affiliated and unaffiliated persons own the remaining equity interest in the GEBM and EMB subsidiaries as described below in “Certain Relationships and Related Party Transactions.” These interests are no longer material to us.

        We have acquired numerous mining properties in Bolivia, including approximately 5,000 acres known as the “Cangalli properties.” We had the Cangalli properties under a 25-year exploration and mining contract up until July 2, 2002, at which time we purchased the properties outright from the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”). We own an additional four mining claims in the Tipuani Gold Mining District totaling 69,000 acres known as the “Tipuani properties.” The Tipuani properties surround the Cangalli properties. The Cangalli and Tipuani properties are located in the Tipuani Gold Mining District, 62 miles north of La Paz, Bolivia.

        During 2002, we also acquired four mining claims totaling 125,000 acres in Bolivia’s Precambrian Shield 138 miles north of Santa Cruz, Bolivia. These claims are known as the “Precambrian properties.” During 2003, we acquired the Buen Futuro mining claim located squarely in the heart of our landholding in the Precambrian Shield. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. During December 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield adjacent to our other Precambrian properties. The Cobra claim has proven positive for volcanogenic massive sulphide (“VMS”) deposits containing gold and copper, as well as near-surface gold oxide deposits. Our landholdings in the Precambrian Shield, after some reductions in property in which we were no longer interested after our exploration and definition efforts, totaled 136,500 acres as of December 31, 2003.

        We currently have properties in the production, development and exploration stages. And we have recently announced gold and copper proven and probable reserves on small portions of our landholdings.

        The mining industry uses weights and measures that are not commonly used in the United States, including grams, troy ounces, and metric tonnes, and we will use these measures throughout this report. All references to “ounces” will be to troy ounces whether or not so specified; all references to tonnes will be to metric tonnes, whether or not so specified. The following chart explains the relationship of these measures, and relates them to the weights commonly used in the United States.

Commonly Used Weights in Gold Exploration	Conversion into Avoirdupois Weights Commonly Used in the United States
1 troy ounce = 31.1035 grams 32.15 troy ounces = 1 kilogram 32,150 troy ounces = 1000 kilograms = 1 metric tonne	1 troy ounce = 1.097 ounces 14.583 troy ounces = 16 avoirdupois ounces = 1 pound 29,166 troy ounces = 1 avoirdupois ton

        As noted throughout this report, the future conduct of our business and our response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated. Certain statements contained in this report using the terms “will,” “may,” “expects to,” “believes,” “projects,” or “estimates,” and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond our ability to predict or control and that may cause actual results to differ materially from the projections or estimates that are contained in this report. These risks include, but are not limited to, the risks described in this report, and the other risks associated with start-up mineral exploration operations in developing countries. Certain of our previous projections have proven to be incorrect, and in some cases materially so. It is important that each person reviewing this report understands the significant risks attendant to our operations. We disclaim any obligation to update any forward-looking statement made herein.

(b) Financial Information About Industry Segments

        We are only involved in a single industry segment – the exploration for, development of, and mining of minerals in Bolivia. As all of our gold producing operations are in Bolivia, see Item 1(d) for information regarding our industry segment.

(c) Narrative Description of Business

(c)(1) Principal Products

        We have produced only a single product – gold metal, which we have extracted from our Cangalli mining claims as described below. We commenced production and sale of gold in September 2002, and our only revenues from operations have derived from the sale of the gold ore. Also as described below, we have announced that our Buen Futuro property has copper and gold reserves, although we have not started production of any gold or copper from our Buen Futuro property.

Gold

         Gold Sales. We sold 5,570 ounces of gold in 2003 valued at $1,325,591. Virtually 100% of gold sales were executed in Bolivia with the exception of a small quantity of gold that was sold by auction in the US for the purpose of supplementing the company’s humanitarian efforts. Gold was sold primarily as gold concentrates in La Paz to be used in the Bolivian jewelry manufacturing industry.

Gold Uses. Gold has two main categories of use—product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry, in addition to stocks in companies exploring for and producing gold and other precious metals, such as Golden Eagle.

Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per ounce on the London Metals Exchange:

Year	High	Low	Average
1993	$406	$326	$360
1994	396	370	384
1995	396	372	384
1996	415	367	388
1997	367	283	331
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004 through March 19	$426	$391	$408

On March 19, 2004, the afternoon fixing price for gold on the London Metals Exchange was $412.10 per ounce.

Source of Data: Kitco and Reuters.

Copper

Copper Production.

To date, we have not produced any copper. However, subsequent to the 2003 year-end, on February 24, 2004, we estimated copper reserves on our Buen Futuro property.

The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high-grade copper on the London Metal Exchange in each of the last ten years.

Year	High	Low	Average
1993	$1.08	$.72	$.87
1994	1.40	.78	1.05
1995	1.47	1.23	1.33
1996	1.29	.83	1.04
1997	1.23	.77	1.03
1998	.85	.65	.75
1999	.84	.61	.71
2000	.91	.73	.82
2001	.83	.60	.72
2002	.77	.64	.71
2003	1.05	.70	.81
2004	$1.36	$1.07	$1.17

Source of Data: London Metal Exchange

On March 19, 2004, the closing spot price of high-grade copper on the London Metal Exchange was equivalent to $1.36 per pound.

Activities at our Cangalli properties to generate production.

        The following table sets forth our gold production history, our only source of revenues to date:

Years	Production/Inventory (g/oz)	Grade g/T (m3)	Revenues
1996-1999	21,000 g ( 675 oz)	Exploration Stage	$161,000
2000-9/30/2002	-0-	-0-	$-0-
Fourth quarter, 2002	43,847 g (1,410 oz)	.475 (.950)	$481,620
First quarter, 2003	36,424 g (1,171 oz)	.433 (.866)	$137,196
Second quarter, 2003	37,841 g (1,217 oz)	.424 (.848)	$226,740
Third quarter, 2003	59,728 g (1,920 oz)	.317 (.634)	$631,325
Fourth quarter 2003	39,246 g (1,262 oz)	.403 (.806)	$310,729
Gold in inventory at the end of the fourth quarter of 2003(1)	45,597 g (1,466 oz)	.394 (.788)	(Approx. market value)(1) $547,815
Total Production	238,266 g (7,660 oz)	-0-	$2,496,425

    (1)        Due to various conditions in the international gold market, or production late in the quarter, our Bolivian subsidiary, GEII Bolivia, chose to delay some sales and hold the gold in inventory. We recognize revenue when the price is determinable, and upon delivery and transfer of title of gold to the customer. Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. For the purpose of this chart, on December 31, 2003 we held 45,597 grams or 1,466 troy ounces of gold in inventory. Had this inventory been sold at 90% of the spot gold market price on December 31, 2003 as it is customarily priced on the Bolivian gold market, we would have generated an additional $547,815 in revenue during 2003. The 10% reduction in the spot market price is calculated for refining, hallmarking, insurance and secured storage, as our gold is normally sold as gold concentrates.

        We experienced production delays during the first and fourth quarters of 2003 due to the rainy season in Bolivia as sterile waste material washed into our open pit operations Over the operating period since initiating operations on September 30, 2002, we have encountered a phenomenon in the cemented conglomerate above the draw points in our block caving known as “doming” in which the ore would form large domes and cease to flow evenly to the draw points for extraction.

        During the fourth quarter of 2003, and subsequent to year-end 2003, we employed many different blasting techniques in an attempt to solve the issues involved with doming. However, due to the danger associated with the potential collapse of the domed areas while miners were working within them and because Golden Eagle’s studies have shown that the bedded paystreaks in the paleo-placer conglomerate deposits contain a higher gold grade per tonne of ore, we have elected to focus our attention on the development of a more targeted mine plan.

        The technique that is being implemented is known as targeted planar subsidence (TPS), in which the paystreaks will be mined along their plane. Initially, this mining will take place along a 25-meter work face, and as the work face advances, the roof behind will be allowed to collapse, or subside, in a controlled manner similar to longwalling now being used in the coal industry. The average grade resulting from the paystreak sampling program that resulted in our estimate of proven and probable reserves in our Cangalli underground mine was 3.73 grams of gold per tonne, which is almost exactly 10 times higher than the average grade that has historically been recovered in Golden Eagle’s plant. We anticipate that if we are able to achieve a higher grade, we will be able to reduce our cost-per-ounce in production.

        Any further expansion of the Cangalli production capacity and our ability to continue to operate at a loss will require a capital investment that we do not currently have available, however, we believe but cannot offer assurance that sufficient funding will be obtained on commercially-reasonable terms.

        This report includes a significant amount of information about Bolivia and references amounts in United States dollars. Substantially all of our transactions in Bolivia are reflected in dollar-denominated amounts and, therefore we do not bear any significant risk of devaluation or deflation of Bolivian currency. We may, however, be subject to translation risk.

(c)(2) Status of products and segments.

        As described above, our principal products are gold (which we are currently producing from one of our properties) and copper. We are not engaged in any production operations of gold or copper from our Buen Futuro properties. Our plans for expansion of our operations at our Cangalli properties and for operations at our Buen Futuro properties are described in more detail above and in Item 2 – Properties, below.

(c)(3)     The sources and availability of raw materials.

        As of December 31, 2003 we required no significant raw materials, other than mine timbers and routine mining supplies. Our sustained mining operations in Bolivia have required significant quantities of mining equipment and supplies. Such items are often in short supply and deliveries are occasionally impeded by severe weather, political strife, such as road blockades by the Bolivian Central Workers Union, the National Farmers Organization, or other organized groups, and primitive road conditions. Nevertheless, to date, we have always been able to meet our requirements.

(c)(4) Importance and duration of patents.

        We have no patents, trademarks, licenses, franchises or concessions that are material to our business except for our rights to own and mine from our mineral properties. These rights are more extensively described in Item 2 – Properties, below.

(c)(5) Seasonality of our business.

        The Bolivian climate is occasionally harsh in our work areas, often depending on the rainy season’s length and severity. Although internal transportation within Bolivia is generally good, access to our properties may become difficult during short periods during the rainy season (generally November-March). During this period, production can be more difficult, and access to the properties is limited. The impact of rains should lessen as we move from open pit mining to underground mining.

(c)(6)     Our practices relating to working capital items.

        Our practices relating to working capital items differ from the mineral industry primarily because we have incurred working capital and cash-flow shortages for our entire operational history. We are not, however, required to carry any specific amounts of inventory to meet customer demands and we do not provide extended payment terms when we sell our ore to third parties.

(c)(7)     Dependence on one or a few major customers.

        Gold is our primary product and we are not dependent on a few major customers. Bolivia has a robust gold market and the product is principally consumed domestically in the manufacture of 18 karat gold jewelry for later export to the European and Indian markets. Selling our raw gold into the local Bolivian market eliminates several security-related problems associated with storage and shipping gold to foreign markets. Should we for some reason be unable to sell gold in Bolivia, it can easily be sold in other international markets.

(c)(8) Backlog orders.

        Our business does not require purchase orders from customers and, therefore, we have no backlog. There is a ready spot-market for gold production.

(c)(9)     Material portion of business that may be subject to renegotiation of profits or termination of contracts at the election of the government.

        This section is not applicable to our business because no part of our business is subject to renegotiation of contracts at the election of the government of the United States or Bolivia.

(c)(10) Competitive conditions.

        Golden Eagle is a small participant among the firms that engage in the gold mining industry. Many of our competitors are companies with significantly greater financial and personnel resources, as well as technical expertise, than have we. Our combined financial resources and management experience of our officers and directors are limited and we have encountered, and will continue to encounter, substantial competitive disadvantages compared to our competitors.

(c)(11) Research and development expenditures.

        We have not and do not intend to engage in any research and development activities except for the exploration and mining of our mining properties as described above.

(c)(12)     Effect of compliance with federal, state, and local provisions for the protection of the environment.

        We do engage in an industry that is historically subject to extensive, time consuming, and expensive compliance with environmental law. There is, and can be, no assurance that we, with our small financial resources and limited personnel, will be able to comply with such environmental laws and yet be able to operate in a commercially profitable manner. To date we believe that we have complied with all environmental laws and we strive to be as friendly to the environment as possible and in many cases we leave the landscape and rivers in a better condition than was present when we began operations.

        Some activities in which we are engaged do require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. We have all permits required for these activities.

        We are also required to have environmental permits to mine, process ore and create mine waste impoundments. From September 30, 2002 through March 2003, we mined in Cangalli on the basis of conditional use permits. In March 2003, we received our permanent environmental permits. We are required to provide the Bolivian Vice Ministry of the Environment and Natural Resources with ongoing information regarding the environmental impact of our operations as they continue into the future. Our ability to continue our mining activities depends on our compliance with Bolivian law and with the conditions of our environmental permitting.

        As indicated above, we do currently have our permanent environmental permits for our operations at Cangalli, Bolivia, and intend to maintain those permits in good standing. In addition, we have retained an engineering firm to monitor our subsidiary’s compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

(c)(13) Employees.

        At December 31, 2003, we directly employed 38 full-time employees in our head offices in Salt Lake City, Utah, our administrative offices in La Paz, Bolivia, our administrative field offices in Cangalli, Bolivia, and our mine and plant in Cangalli, Bolivia. We also employ approximately 55 temporary miners and laborers at our mine and plant in Cangalli, Bolivia. From time-to-time, our workforce of temporary workers has numbered more than 200 to accomplish specific projects. In addition, we continue to employ consultants and advisors to provide assistance to management and operations as required.

(d) Financial Information About Geographic Areas

        We operate in two geographic areas – the United States and Bolivia. The financial information about our geographic areas as required by Item 101(d) of Regulation S-K is as follows:

        The following sets forth certain information regarding Golden Eagle’s results of operations for Golden Eagle’s Bolivian subsidiaries as of December 31, 2003 compared with the same period in 2002.

Bolivian Subsidiaries	Years ended
	December 31, 2003	December 31, 2002
Revenues	$1,325,591	$481,620
Production costs	(962,910)	(101,147)
Production taxes	(172,252)	(62,611)
Exploration and development costs	(200,000)	(100,458)
General and administrative	(539,913)	(729,497)
Depreciation and depletion	(138,423)	(81,048)
Operating loss	(687,908)	(681,151)
Interest expense	-	(49,863)
Other income (loss)	-	238,108
Net (loss)	$(687,908)	$(492,906)

This data only represents our Bolivian subsidiaries activities. For complete financial information see Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations

        100% of our revenue is generated by our Bolivian subsidiaries. Revenue, production costs and production taxes are exactly the same for our Bolivian subsidiaries as they are in the consolidated statement of operations. Exploration and development costs in our subsidiaries are significantly less, as most of our exploration and development costs are paid in common stock to consultants, which is issued out of the corporate division. Exploration and development costs did increase in the subsidiary to $200,000 in 2003 from $100,458 in 2002. The $200,000 in 2003 is the result of expensing of development costs relating to mine expansion at Cangalli. This expensing was required due to the fact that we have been classified as an exploration company up until the fourth quarter of 2003. As an exploration company all mine development costs must be expensed. As we have now issued reserves on the Cangalli property we may now be able to capitalize some mine development costs in the future. General and administrative costs in our Bolivian subsidiaries declined to $539,913 in 2003 from $729,497 in 2002 and depreciation increased to $138,423 in 2003 from $81,048 in 2002. This increase was attributable to increased purchases of mine and plant equipment relating to the mine expansion. The subsidiary general and administrative expenses were approximately 20% of the consolidated total administrative expenses of $2,594,692. The subsidiary operating loss remained relatively constant at $687,908 in 2003 compared to $681,151 in 2002. While the subsidiary accounts indicated no other income or expense in 2003 we did recognize other income of $238,108 in 2002. The majority of this income was the result of a legal settlement during 2002. As a result, our Bolivian subsidiaries had a net loss in 2002 of $687,908 as compared to $492,906 net loss in 2002. As production increases we anticipate that we will begin to benefit from our economies of scale and eventually reach a break-even point both in the Bolivian subsidiaries and in the overall consolidated company.

        The following sets forth certain information regarding Golden Eagle’s results of operations for Golden Eagle’s United States corporate activities as of December 31, 2003, compared with the same period in 2002.

US Corporate Activities	Years ended
	December 31, 2003	December 31, 2002
Revenues	(1)$-	(1)$-
Production costs	-	-
Production taxes	-	-
Exploration and development costs	(2) (906,185)	(2) (157,028)
General and administrative	(3)(2,054,779)	(3)(2,042,965)
Depreciation and depletion	(16,430)	(20,118)
Non-cash stock option comp.	-	(7,393,189)
Operating loss	(2,977,393)	(9,613,300)
Interest expense	(2,909,462)	(2,166,183)
Other income (loss)	55,708	(275,800)
Net (loss)	$(5,831,146)	$(11,779,483)

This data only represents the US Corporate activities. For complete financial information see Item 7., Management's Discussion and Analysis of Financial Condition and Results ofOperations

(1)	All revenue is generated by our Bolivian subsidiaries; accordingly there are no production costs allocated or production taxes paid by our US corporate entity.

(2)	Exploration and development costs increased on a US corporate level to $906,185 in 2003 from $157,028 in 2002. All stock issuances are accounted for on a corporate basis even though they may have been issued to consultants or employees in Bolivia. During 2003 we issued $691,809 in stock to pay consultants, metallurgists geologists and contractors for exploration and development work on both the Cangalli properties and the Precambrian properties.

(3)	General and administrative expenses remained constant at $2,054,779 in 2003 from $2,042,965 in 2002. Included in general and administrative expenses is stock issued for services to consultants, and employees both in the US and in Bolivia.

(e)     Available information.

        Not applicable, inasmuch as this is not included in a registration statement under the Securities Act and we are not an accelerated filer.

(f)     Reports to security holders.

        Not applicable, inasmuch as this is not included in a registration statement under the Securities Act.

(g)     Enforceability of civil liabilities against foreign persons.

        Not applicable, inasmuch as this is not included in a registration statement under the Securities Act and we are not a foreign private issuer.

Item 2. Our Properties

(a) The Cangalli Properties.

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

(b)     Contract for Exploration and Mining on the Cangalli Properties.

        Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 (through one of our subsidiaries) we entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. (“UCL”), a Bolivian cooperative consisting of 118 members. We operated under this contract from the date of its signing through July 2, 2002.

(c)     Purchase of the Cangalli Properties from UCL.

        On July 2, 2002, we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli properties. We actually ended up purchasing 5,125 acres. This purchase completely freed our Cangalli properties from any royalty whatsoever. We paid $300,000 in cash, 3,944,500 shares of Golden Eagle’s restricted common stock valued at $0.10 per share, and assumed $175,000 of UCL’s existing debt payable by us over the course of 4 years to complete the purchase. The UCL debt has now been paid down to $93,871. These shares were issued for investment purposes pursuant to exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation S.

        We also agreed in a separate lease agreement to lease the use of the 1,000-foot deep Cangalli shaft back to the UCL for a period of 99 years, with a 10% gross royalty on gold production back to Golden Eagle, so that the UCL members not working for us could remain involved in gold mining in their own community.

        The UCL leadership distributed 35,000 shares of our common stock to each Coop member. This distribution was accomplished pursuant to the provisions of Regulation S, which allows offshore distributions to those who are non-residents of the United States, and which prevents the shares from flowing back into the United States markets for at least one year. After the expiration of the one-year holding period, the shares may only be traded in the United States markets pursuant to the requirements of Rule 144, promulgated under the Securities Act of 1933. During 2003, an additional 133,000 shares of Golden Eagle stock valued at $22,610 were issued to UCL members to satisfy additional claims.

        Golden Eagle paid one-time transfer taxes of $9,000 in the purchase. We also pay $2,075 per year to the Bolivian government in mining patent (concession) fees. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation to be able to maintain our rights over these properties in perpetuity.

    (d)        The Tipuani Properties.

         In November 1999 and October 2000, we acquired four mining claims in the Tipuani Gold Mining District, surrounding our Cangalli properties, 62 miles north of La Paz, Bolivia, with a total acreage of approximately 69,000 acres. Our geological reconnaissance studies indicated that these properties were highly prospective for gold deposits similar to that found on the Cangalli Properties. In exchange we committed to pay to the Bolivian government annual fees of $27,825. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation to be able to maintain our rights over these properties in perpetuity.

        Subsequent to the 2003 year-end, Golden Eagle announced that as a result of geological reconnaissance work further identifying and mapping the gold bearing conglomerate material in the paleochannel of the ancient Tipuani River basin, we have reduced our landholdings in the Tipuani Gold District from 74,000 acres (116 square miles) to 49,000 acres (77 square miles). Concession patent fees were considerably reduced, however we do not believe that any decrease has resulted from its original expectations of mineralized material on its properties. We now have a more focused approach to its exploration activities in the paystreaks in the paleochannel found on its gold concessions in the area.

        We received an investment of $1.3 million in early 2002 to initiate a scaled-down version (1,000 tonnes per day) of Dr. Ronald L Atwood’s projected plant, and to build out our interior mine infrastructure. On September 30, 2002, we commenced operations at our Cangalli gold mine at the rate of 1,000 tonnes per day from our open pit operation. By November, we had increased our production capacity to 2,000 tonnes per day. By the end of the fourth quarter, December 31, 2002, we had processed 92,700 tonnes of ore, and had recovered 43,847 grams, or 1,410 troy ounces, of gold.

        On February 10, 2003, we announced the conversion from our open pit operations to more cost-effective underground block caving from our interior mine while maintaining a production capacity of 2,000 tonnes per day.

        During the second quarter of 2003, we received the necessary funding in the amount of approximately $600,000 to expand our production capacity from 2,000 tonnes per day to 3,500 tonnes per day. In July 2003, we completed construction of our 3,500 tonne per day plant and began processing material at an increased rate. We have projected that once we have reached 3,500 tonnes per day on a sustained basis, our Cangalli gold operation will reach and surpass the break even point, and will enter into a sustained positive cash flow. While we have reached full capacity of 3,500 tonnes per day on a limited basis, we have been unable to continue to produce at that level as a result of weather delays during the fourth quarter of 2003 and subsequently. We did experience production delays during the first and fourth quarters of 2003 due to the rainy season in Bolivia as sterile waste material washed into our open pit operations.

(e)     History of the Cangalli and the Tipuani Gold Mining District of Bolivia

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

        During the Spanish rule, after the “Conquest”, the Indians stopped all mining. They destroyed roads, blocked entrances to the mines, and established a death penalty for those disclosing to the conquerors the whereabouts of any mining centers.

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

        In 1952, the Bolivian government nationalized all of the BOLGO and Aramayo concessions. The government administered these properties through the Bolivian Miners’ Bank, which leased them to the Federation of Mining Cooperatives. This group preferred to work the river gravels using small vertical shafts and adits to make contact with the bedrock, even beneath the river itself. Some of the upper terraces were also worked by the cooperatives by booming and sluicing when sufficient water was available.

        In 1956, a North American company, South American Placers, Inc. (“SAPI”), obtained large concessions in the lower Tipuani, Challana, Mapiri, Coroico, and Kaka Rivers. It began dredging at Teoponte on the Kaka River in 1959, and continued working successfully for nearly 30 years. This SAPI dredge set records for gold production for day, month and year during its active work period at the mouth of the Tipuani River. In the 1960‘s, the Tidewater Co. and Condor Mining, Inc. entered the same areas with some success.

        Due to the perceived near-exhaustion of the best-known deposits of river gravels, many people have abandoned the Tipuani area. Lately, others have been trying to work the remaining river areas and terraces, while making some technical improvements such as deeper shafts and better underground workings.

        Historical sources have estimated that the total production of gold from the Tipuani District may reach figures close to 200 tonnes of gold for each of the 16th, 17th, and 18th centuries. It was near 200 tonnes for the 19th century and about 500 tonnes for the 20th century. For its known history of almost 1,000 years of mining, according to these historical sources, the Tipuani District may have produced no less than 1,000 metric tonnes of gold, or more than 32 million troy ounces. Based on information from Aramayo Company records from the 1930s and 1940s, the ore grades mined were usually very high, from a few grams to many troy ounces of gold per tonne.

(f) Cangalli Reserves

        On February 24, 2004, we announced that we had estimated proven and probable gold reserves on our Cangalli mining concessions located in the Tipuani Gold District of western Bolivia. Those reserves were estimated in a report (the “reserve report”) dated February 2004, by Carlos Thompson, Reg. Eng., an independent economic geologist and consultant, as well as Giovanni Viscarra, Reg. Eng., a geologist and Golden Eagle’s Cangalli mine superintendent. The report states that the reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. In preparing the reserve report and estimated mineral reserves, Mr. Thompson was acting as a consultant to Golden Eagle, and Mr. Viscarra was acting as an employee of Golden Eagle’s operating subsidiary. Messrs. Thompson and Viscarra have consented to the public release of the information contained in this Form 10-K and the accompanying financial statements with them.

Based on the reserve report, we estimated the following:

        Gold Reserves

Proven and Probable in Open Pit	Ore in tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in Open Pit in tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in Open Pit in tonnes	g/t Gold	Troy Ounces of Gold
Total	613,000	0.47	9,226	299,000	0.47	4,500	314,000	0.47	4,726

Proven and Probable in Underground	Ore in tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in Underground in tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in Underground in tonnes	g/t Gold	Troy Ounces of Gold
Total	38,000	3.73	4,574	19,000	3.73	2,287	19,000	3.73	2,287

As used in the preceding table,

proven (or measured) reserves are reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established; and

probable (or indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

        The in-place proven and probable gold reserves total an in situ metal quantity of 13,800 troy ounces. As stated in the reserve report, mining losses are estimated to be approximately 5%, and metallurgical losses are also estimated to be 5%, qualifying the in-place reserves pursuant to Industry Guide 7, and decreasing the quantity of metal to 12,420 troy ounces recoverable.

        Golden Eagle’s Cangalli mining concessions in the Tipuani Gold District are found in the middle of a geological formation known as the Apollo-Caranavi Trench in a valley formed by the Tipuani River and its tributaries. The bedrock is undifferentiated Ordovician shales, covered by the Cangalli formation of conglomerates of the Late Tertiary age. Since the Quaternary, the Tipuani River has been creating its present course, mainly by cutting the conglomerates and re-concentrating the gold found in those conglomerates.

        The stated scope of the reserve report was to report on a sampling program carried out over the course of three months at the end of 2003, and during the month of January 2004, on a 3.68-hectare (9.1 acre) recent Quaternary alluvial terrace deposited by the Tipuani River. This sampling program took place in the current open pit, and the surrounding undisturbed area, in which Golden Eagle is now mining.

        The reserve report also reported on a sampling program in outcropping paystreaks, or horizontal bedded layers within the cemented conglomerate. These gold bearing paystreaks, or horizontal beds, also were sampled in Golden Eagle’s underground mine which penetrates over 330 meters (1,086 feet) into the conglomerate material at our Cueva Playa site. This underground mine has contributed ore to the Cueva Playa gold recovery plant through a mining method known as conal subsidence block caving. This mining technique opens draw points under the conglomerate and allows the ore to cave, or subside, to the draw points for extraction and processing. Our studies have shown that the bedded paystreaks contain a higher gold grade per tonne of ore, we have elected to focus our attention on the development of a more targeted mine plan. The technique that is being implemented is known as targeted planar subsidence (TPS), in which the paystreaks will be mined along their plane. Initially, this mining will take place along a 25-meter work face, and as the work face advances, the roof behind will be allowed to collapse, or subside, in a controlled manner similar to longwalling now being used in the coal industry.

        Based on the reserve report, Golden Eagle proposes to develop the proven and probable open pit reserves in its ongoing operation, mining at a rate of 3,000 tonnes per day. With respect to our underground operation, we expect to mine and process 375 tonnes per day during the second quarter 2004 from our projected mining technique focused on our higher-grade paystreaks. Golden Eagle expects to process and recover all of the gold from both the open pit and underground mine through our existing plant.

        Golden Eagle estimates that no further investment will be necessary to process and mine the proven and probable gold reserves in the open pit due to the fact that we are currently in operation there and have the required equipment. However, the underground operation was estimated in the report to require a $500,000 investment to build out the infrastructure to implement the projected mining method. We have already invested $400,000 of that requirement, which we received from accredited investors, or from our current operations in Cangalli. We do not foresee any obstacle to raising the additional $100,000 to finish the underground build out. Even though we are in production, as we have reported in our required reports under the Securities Exchange Act of 1934, we continue to have working capital shortages and cash flow difficulties that we are striving to remedy.

        The reserve report discussed here is based on a number of assumptions, and its conclusions are sensitive to the world market for gold. According to the reserve report, the authors assumed a gold price per troy ounce of $360 based on a two-year historical average price. That price is less than the current price at the time of the filing of this report of approximately $400 per troy ounce of gold.

        Among the other assumptions set forth in the reserve report is the fact that the geological and economic cutoff grades for gold is set at 0.2 grams per tonne in the open pit, and 0.66 grams per tonne in the underground mine, which are very sensitive to the price of gold. The report also assumes continued political and labor stability in Bolivia and the Cangalli area.

        Golden Eagle has received all of it permits to operate in Cangalli regarding the environment, the use and transport of explosives, forestry issues and the use and transport of controlled substances in the mining industry. Golden Eagle also believes that it will be able to comply in the future with all requirements in those governmental permits, particularly for environmental protection and worker health and safety.

(g) The Precambrian Properties

        In June of 2001, we acquired four mining claims in Bolivia’s Precambrian Shield with a total acreage of approximately 125,000 acres, as well as the existing reports on the area, for 10 million shares of our common restricted stock valued at $300,000 ($0.03 per share). These shares were issued for investment purposes pursuant to exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, and Regulation S. The size of our landholding in the Precambrian Shield of Bolivia has decreased and increased as we have reduced the size of our concessions with the Bolivian government, and as we have acquired new properties.

        We pay $54,600 per year to the Bolivian government in mining patent fees for our Precambrian Properties. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

        These properties were explored by our geologists and were found to be highly prospective for extensive near surface gold mineralization and deeper mineralized volcanogenic massive sulphides (“VMS”) systems potentially containing gold and copper.

(h) Buen Futuro

Golden Eagle announced May 30, 2003, that it signed a Letter of Intent to acquire 100% of the Buen Futuro mining claim located squarely in the heart of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield 162 miles north of Santa Cruz, Bolivia, and 11 miles east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. These ore bodies are found in an oxide zone 130 to 200 feet thick, as well as a supergene copper-enriched zone extending from the oxide zone to a depth of 320 feet, sitting on top of strata-bound volcanogenic massive sulphide (VMS) mineralization. Golden Eagle exercised its rights to purchase the Buen Futuro property in June 2003. A private contract, as well as a recorded public contract, were signed and filed with the Superintendency of Mines of the Department of Santa Cruz on December 12, 2003.

        We believe that the Buen Futuro gold/copper deposits, surrounded by Golden Eagle’s claims, are just part of a much larger trend of VMS clusters than runs both north and south onto Golden Eagle’s 125,000 acres. Dr. Michael H. Biste, a well-known geologist who is an expert on Bolivia’s Precambrian Shield, carried out exploration work over a 10-year period that identified two sizeable additional VMS exploration targets on Buen Futuro and three more similar targets on our concessions. However, this series of exploration targets, which we have characterized as the “Ascension Gold-Copper Trend,” is identifiable on Golden Eagle’s property for at least 10 miles.

        We project that this acquisition, and our current landholding in the Ascension Gold-Copper Trend, provide us with several important opportunities for future development. Nevertheless, these opportunities would be contingent upon our ability to raise the needed development capital either through operations, equity funding, debt financing or by entering into joint venture relationships.

        Golden Eagle purchased the Buen Futuro concession from Celia Calla de Arraya, a Bolivian, who is the mother in law of Dr. Michael H. Biste, in June 2003, with subsequent contractual amendments in December of 2003, in exchange for a 3% net smelter return, payments of $50,000 cash and shares of restricted Golden Eagle common stock valued at $75,000, and a promise to make the following additional payments:

	Cash	Shares (Value)
March 2005	$100,000	$25,000
September 2005	$100,000	$75,000

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

        Under the agreement with Mrs. Calla de Arraya and Dr. Biste, Golden Eagle undertook several obligations. These obligations included:

Our agreement to maintain an exploration program to replace mineral reserves as they are depleted through mining as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession.

Our agreement to invest $1 million in exploration by the end of June 2006. Golden Eagle has expended approximately $75,000 to date and (subject to financing) it expects to meet that commitment by the end of 2004.

Our agreement to enter into mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. To date, Golden Eagle has not met this commitment, and its ability to do so will be dependent on additional financing.

        There are no stated penalties for failure to comply with these commitments, but we intend to use our best efforts to comply. The initial build out of the gold plant and other infrastructure improvements will require a capital investment of about $6,000,000.

(i) Cobra Claim

        On December 22, 2003, we announced that we had completed the highly strategic acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for volcanogenic massive sulphide (“VMS”) deposits containing gold and copper, as well as near-surface gold oxide deposits. Induced polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys, as well as scout auger drilling, have yielded positive results in an area extending to the northeast of Golden Eagle’s current 127,500-acre landholding.

        Golden Eagle secured the Cobra claim through a Bolivian mining petition and only had to pay initial claims fees of $10,000. To maintain the property in perpetuity, Golden Eagle must pay annual concession patent fees to the Bolivian government of $9,000.

(j) Buen Futuro Reserves

        Subsequent to our 2003 year-end, we estimated proven and probable gold reserves, and proven and probable copper reserves, on our Buen Futuro mining concession located in the Precambrian Shield of eastern Bolivia. Those reserves were estimated by Michael H. Biste, Ph.D, an independent economic geologist and consultant in a report dated February 2004. The report states that the reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. In preparing the reserve report and estimated mineral reserves, Dr. Biste was acting as a consultant to Golden Eagle. Golden Eagle acquired the Buen Futuro property and related information from an unrelated Bolivian national in June 2003. At the time, Golden Eagle entered into a consulting agreement with Dr. Biste by which Golden Eagle has paid him $3,000 per month and Golden Eagle common stock with a value of $2,000 per month. Dr. Biste has consented to the public release of the information contained in this Form 10-K.

         Dr. Biste stated that the scope of his report was a recompilation of pertinent geological and sampling data obtained from mineral exploration on the Buen Futuro property since 1993, including trench, auger, diamond, and reverse circulation drilling performed under his supervision from 1993 through 1998. According to Dr. Biste’s report, the exploration work and his analysis indicates that three individual massive sulfide lenses exist in an area on the Buen Futuro prospect consisting of 0.7 by 1.0 kilometer in two different stratigraphic levels. Dr. Biste also determined that the primary sulfide mineralization consists mainly of chalcopyrite, pyrite, and minor amounts of sphalerite and galena. Dr. Biste identified a 45-meter thick chalcocite supergene blanket and a 40-meter thick oxide zone that overlie the primary mineralization. He found that gold is enriched in the oxide and copper in the supergene zone where base metals (such as lead and zinc) are leached out. There has not been any mineral production from the Buen Futuro concession to date.

Gold Reserves

Proven and Probable	Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold
Total	2,528	1.03	83,175	1,577	1.12	56,585	951	0.89	27,328

Copper Reserves

Proven and Probable	Ore in 000's of tonnes	% Copper	Fine Tonnes of Copper (proven and probable)	Proven Reserve only Ore in 000's of tonnes	% Copper	Fine tonnes of Copper	Probable Reserve only Ore in 000's of tonnes	% Copper	Fine tonnes of Copper
Total	2,162	1.72	37,205 (82 million pounds)	1,137	1.85	21,025 (46.4 million pounds)	1,025	1.58	16,153 (35.6 million pounds)

As used in the preceding table,

proven (or measured) reserves are reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established; and

probable (or indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

        The in-place proven and probable oxide gold reserves total 2,528,000 tonnes @ 1.03 g/t gold, giving an in situ metal quantity of 83,715 troy ounces. As stated in the report by Dr. Biste, mining method losses are estimated to be negligible, however, metallurgical testing indicates a 4% recovery loss should be expected, which in any event is extremely low, qualifying the in-place reserves pursuant to Industry Guide 7, and decreasing the number to 80,366 troy ounces recoverable.

        The in-place proven and probable supergene copper reserves total 2,162,000 tonnes @ 1.72% copper giving an in situ metal quantity of 37,186 tonnes (82 million pounds) of copper. Again, the mining method losses are estimated to be low compared to actual block ore estimates, however, the metallurgical losses are estimated to be in the range of 13%, qualifying the in-place reserves pursuant to Industry Guide 7, and decreasing the number to 32,352 tonnes (71 million pounds) recoverable.

        The Buen Futuro mining concession is located 280 kilometers north of Santa Cruz, Bolivia, and 18 kilometers east of the township of Ascension de Guarayos. It consists of a single claim of 1,000 hectares (2,471 acres) in size. Golden Eagle also owns six contiguous claims in the area consisting of 55,420 hectares (136,500 acres).

        Based on Dr. Biste’s report, Golden Eagle proposes to develop the proven and probable reserves in three open pit mines beginning at 7,733 tonnes per day, and ultimately mining 22,000 tonnes per day of gold ore, copper ore and waste. Golden Eagle expects to recover the gold through cyanide leaching in a CIP circuit, and the copper through leaching and solvent extraction, both metals will then be electro-won, all of which is permissible under Golden Eagle’s anticipated permits.

        The initial build out of the gold plant and other infrastructure improvements will require a capital investment of about $6,000,000. Golden Eagle estimates that more than $12,000,000 will be necessary for construction of the copper plant and mining expansion. At the present time, Golden Eagle does not have the funds necessary to commence the plant construction on the Buen Futuro property, and there can be no assurance that it will be able to obtain such funds on reasonable terms. Golden Eagle is considering a number of alternatives to obtain the necessary funding, including entering into a joint venture with an industry partner or other experienced persons who wish to participate in a high-risk mining venture, or seeking other forms of debt or equity capital. As stated in its reports filed under the Securities Exchange Act of 1934, Golden Eagle has working capital shortages and cash flow difficulties.

         Dr. Biste’s report is based on a number of assumptions, and his conclusions are sensitive to the world market for copper and gold. According to his report, he has assumed a gold price per troy ounce of $360 and a copper price per pound of $0.80. These prices are less than the current prices of approximately $400 per troy ounce of gold and $1.30 per pound of copper.

        Among the other assumptions set forth in Dr. Biste’s report are that the geological and economic cutoff grades for gold is 0.2 grams per tonne, and for copper is 0.2%, and continued political and labor stability in Bolivia and the Buen Futuro area.

        Based on advice from its counsel in Bolivia, Golden Eagle has received, or reasonably anticipates that it will receive, all required governmental permits for the continuation of exploration and the commencement of development and mining operations on the Buen Futuro prospect. Golden Eagle also believes that it will be able to comply with all requirements it expects to be contained in the governmental permits for environmental protection and worker health and safety.

(k) Office Leases

        Our executive office in the United States is located at 12401 South 450 East, Bldg. D1, Salt Lake City, Utah 84020. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,920 per month on a one-year, renewable lease that expired in November 2003. We currently lease the offices on a month-to-month basis for the same rate.

        In June 2003, we entered into a two-year office lease at Av. 16 de Julio, No. 1525, Edif. Mutual La Paz Penthouse in La Paz, Bolivia. These offices are in the heart of the La Paz business district in the city center and consist of 2,500 square feet at a cost of $1,700 per month, with no escalation during the term of the lease.

        Golden Eagle’s operating subsidiary, GEII Bolivia, owns the mining and processing equipment which is located on the Cangalli properties under its control, or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices. This equipment includes heavy earthmoving equipment and general support equipment for the mining industry. In addition, GEII Bolivia owns equipment acquired from UCL, which includes one Caterpillar 933 front-end loader, real property in proximity to the Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment. GEII Bolivia also owns various support vehicles and trucks. We believe that all of this equipment and the vehicles are in good condition, suitable for use in our mining operations.

Item 3. Legal Proceedings

        At year-end 2003 there were no actual or threatened legal proceedings against Golden Eagle, any Officer, Director or affiliate. Subsequent to the 2003 year-end, in January 2004, a lawsuit was initiated against Golden Eagle relating to stock transactions occurring in 1996 between a former officer and a stockbroker. The matter is filed in the District Court for the City and County of Denver, Colorado, and is entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint in which we state that plaintiff’s claims are barred by the statute of limitations, or are barred based on the doctrine of issue preclusion because those issues were previously decided against the plaintiff by an administrative law judge in a case brought against Mr. Geiger and others by the SEC: In Re Kirby, Release No. 8174 Admin. Proc. File No. 3-9602 (2003). Golden Eagle does not believe that plaintiff’s complaint has merit and further believes that the matter as to Golden Eagle will be dismissed, or in the alternative, Plaintiff will not prevail.

Item 4. Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5. Market for Golden Eagle’s Common Equity and Related Stockholder Matters

(a) Market Information

        Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “MYNG.”

        Our common stock has been the subject of significant rumor and innuendo published by unaffiliated parties on the Internet and in other media. We believe that these rumors have had an impact on the market for our common stock. We do not, and legally cannot, respond to each rumor, and must advise our shareholders, and potential shareholders, to investigate the source of any statement with respect to Golden Eagle before relying upon that statement. We encourage investors and potential investors to view our website at www.geii.com for the latest information on the company.

        There is a significant amount of our restricted stock overhanging the over-the-counter market, although no person may sell restricted stock into the over-the-counter market without first complying with the requirements of Rule 144. Oftentimes, shareholders wishing to lift the restriction on their restricted shares and sell them in the market file Form 144 with the SEC and their names appear on the “Insiders Trading List.” These shareholders are not necessarily “insiders” in the sense that they have some “inside information” regarding our business. Any person reviewing the “Insiders Trading List” should review whether the seller is an officer, director, affiliate or control person, who would genuinely have some “inside information” before concluding that the trade is being carried out by an “insider.”

        The public market for our common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize. Average daily volume for our stock during 2003 was 553,048 shares traded per trading day. During 2003 a total of 273,391,000 shares were traded. Subsequent to our 2003 year-end, our trading volume has averaged over 900,000 shares traded per day.

        The following table shows the high and low bid of our common stock during the last two years and the current fiscal year. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

2002	Low Bid	High Bid	Average Daily Volume
First Quarter	$.045	$.135	185,058 shares
Second Quarter	$.10	$.185	538,813 shares
Third Quarter	$.10	$.309	720,865 shares
Fourth Quarter	$.24	$.284	500,605 shares
Total 2002	$.10	$.309	486,335 shares

2003	Low Bid	High Bid	Average Daily Volume
First Quarter	$.17	$.263	427,926 shares
Second Quarter	$.157	$.185	316,761 shares
Third Quarter	$.145	$.235	678,366 shares
Fourth Quarter	$.145	$.235	789,138 shares
Total 2003	$.145	$.263	553,048 shares

        It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may create a significant price fluctuation.

(b) Holders

        As of December 31, 2003, there were approximately 1,187 shareholders of record of Golden Eagle’s common stock based on information we received from our transfer agent. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise. We are authorized to issue 800,000,000 common shares, of which we have issued 462,869,451 shares as of December 31, 2003. In addition, we are authorized to issue 10,000,000 preferred shares. We have not issued any shares of preferred stock.

(c) Dividends

        We have never paid a cash dividend on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our expanding operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)     Securities authorized for issuance under equity compensation plans.

        We have no equity compensation plans, as reflected in the following table as of December 31, 2003. As discussed below, we have compensated our officers, directors, and consultants with stock options and stock bonuses, but those are ad hoc determinations made by our board of directors and are not pursuant to any plan. These ad hoc grants have not been submitted to the shareholders for approval.

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted -average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

(e) Item 701 of Regulation SK — Recent Sales of Unregistered Securities

        Item 701 requires disclosure of all equity securities sold by Golden Eagle during 2003 and subsequently that were not registered under the Securities Act of 1933 (the “1933 Act”). During 2003 and subsequently, we sold unregistered securities in three categories in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act, and Regulation S under the 1933 Act.

>>	Restricted common stock sold to accredited investors for cash, most of whom were pre-existing shareholders;

>>	Restricted common stock sold to accredited investors for services or other non-cash consideration, or in offshore transactions;

>>	Conversion of debentures to common stock.

        We did not engage in any public advertising or general solicitation in connection with any of these transactions.

        We provided or offered to provide every investor or convertible debenture purchaser disclosure of every aspect of our business, including information available through our web site, www.geii.com, such as the following:

o	Our reports filed with the Securities and Exchange Commission, and
o	Our press releases,
o	Access to our auditors,and
o	Other financial, business and corporate information.

        Based on our conversations with, disclosures to, and exchange of information with, each of the accredited investors and convertible debenture purchasers, we believe that each understood the risks associated with purchasing our securities. Each investor executed and returned to us a subscription agreement in which the investor acknowledged that he or she had reviewed such information as the investor believed to be material or relevant to his or her investment, that the investor had consulted with his or her personal advisors regarding the investor, that the investor understood the restricted nature of the securities being acquired, and other factors material to the availability of an exemption from registration (including the investor’s status as an accredited investor or a non-US person).

        We did not use underwriters, pay commissions or underwriting discounts in connection with any of the sales described above or listed below.

        Use of Proceeds: In every case, we disclosed that the proceeds from the sales of our common stock or convertible debentures for cash, services or other consideration, would go toward our property acquisition and maintenance expenses in Bolivia, exploration costs, plant and mine construction and development costs and general and administrative expenses in the United States and Bolivia at management’s discretion.

        During 2003, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations.

We issued a total of 23,697,207 restricted common shares for cash to affiliated and unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.08 and $.15 per share, to raise $2,149,887.

We also issued an additional 8,297,073 shares of common stock valued at $1,394,944, based on the prevailing market price of $.12 to $.255 for our shares on the date of issuance, in exchange for services provided.

We issued 4,362,562 shares at prices from $.14 to .217 valued at $691,809 consultants for exploration and development on our Cangalli and Pre Cambrian properties.

In addition, 12,264,456 shares were issued upon the exercise of stock options that were expensed during 2002.

During, 2003, an additional 133,000 shares of common stock were issued to the various owners of the UCL cooperative to satisfy additional claims related to the acquisition of the Cangalli mining property at $.17 per share in the amount of $22,610.

We also issued 456,204 shares at a price of $.164 per share for the acquisition of the Buen Futuro mining claim valued at $75,000.

We issued 11,246,956 shares of common stock at prices from $.03 to $.19 per share to individuals in exchange for accrued interest of $902,925 on debentures and notes payable and issued 131,188,354 shares ranging from $.03 and $.19 to individuals for the conversion of the principal amount of debentures and notes payable to common stock valued at $4,465,387.

These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules there under, without general advertising or other form of public solicitation. Each of the investors represented to us that he or she was an accredited investor and that he or she acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia.

        Following is a chart that gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Consideration	Securities
2003
1st quarter	5,034,174	$525,351	$.10 to $.15	Cash	Common
	12,264,456	2,281,189	$.186	Stock Option	Common
	2,832,083	546,071	$.12 to $.255	Service	Common
	234,000	50,310	$.215	Exploration	Common
	100,000	23,500	$.235	Financing	Common

2nd quarter	4,661,666	420,550	$.09 to $.10	Cash	Common
	2,131,667	339,820	$.16 to $.18	Service	Common
	2,000,000	330,000	$.165	Exploration	Common

3rd quarter	6,720,706	544,703	$.08 to $.09	Cash	Common
	868,823	147,700	$.16 to $.18	Service	Common
	116,855,400	3,703,774	$.03 to $.16	Debenture (2)	Common
	133,000	22,610	$.17	Property UCL (1)	Common

4th quarter	7,280,661	659,300	$.08 to $.11	Cash	Common
	2,464,500	361,353	$.145 to $.217	Service	Common
	2,128,562	311,499	$.162 to $.21	Exploration	Common
	25,579,910	1,664,538	$.03 to $.19	Debentures/Notes (2)	Common
	456,204	$75,000	$.164	Property	Common

(1) The UCL distributed these shares to individual members, all of whom are Bolivian citizens and residents, but none of whom were accredited investors. Each of the UCL members acknowledged in writing receipt of information regarding Golden Eagle and the restricted nature of the shares that each received.

The price paid for the common stock is based on the market price of our common stock as reported from time-to-time on the OTCBB and, therefore, fluctuates. The conversion price of the debentures was negotiated with the accredited investors who acquired the debentures.

(2) All outstanding convertible debentures were converted to common stock as of December 31, 2003. The debenture agreements entered into by the debenture holders between 2000 and 2002 specified an interest rate between 10% and 12% and were convertible to common stock at any time at a rate of $.03 per share on all outstanding principal and accrued interest. All debenture holders had the option to continue to receive interest until the maturity dates of their notes, which ranged from 2004 to 2006. Each debenture holder agreed to convert his or her debentures during 2003 and as such may forfeited interest to which he or she may have been entitled to in the future in order to convert during 2003. The potential savings to the Company was approximately $351,644 and 11,721,484 shares over the next three years.

Item 6. Selected Financial Data.

Selected Financial Data	2003	2002	2001	2000	1999
Gold Sales	$1,325,591	$481,620	$-	$876	$6,271
Net (loss)	(6,519,054)	(12,272,389)	(2,617,066)	(1,817,041)	(1,774,827)
Net (loss) per diluted share	(.02)	(.05)	(.01)	(.01)	(.02)
Dividends per diluted share	-	-	-	-	-
Total assets	3,571,879	3,064,258	1,801,306	1,294,087	960,339
Current liabilities	2,271,367	3,700,738	3,897,508	4,516,062	4,664,376
Long term liabilities-gross	300,000	3,836,325	2,065,000	975,000	-
Stockholders equity (deficit)	$1,000,512	$(4,839,093)	$(4,161,202)	$(4,196,975)	$(3,704,037)

(1)	The accompanying 2001 selected financial data has been restated to reflect the non-cash intrinsic value and amortization of the beneficial conversion feature of debentures payable. Because the beneficial conversion feature relates to our debt, the amortization of the beneficial conversion feature is recorded as if it was additional interest expense on the debt. The effect of the adjustment is to increase interest expense and additional paid-in capital by $425,385 as of December 31, 2001 and for the year then ended. The further result of the adjustment is to increase the net loss reported by $(425,385) for the year ended December 31, 2001. The adjustment is non-cash in nature and does not represent a liability to us. Related loss per share amounts for the period did not change and remain at $(0.01).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        As you will note in reviewing our financial statements for the past several years and the following discussion of “Liquidity and Capital Resources,” “Results of Operations,” “Plan of Operations,” and “Risk Factors,” the principal factor that has impacted our ability to conduct exploration and development activities on our properties in Bolivia for more than the past three fiscal years has been a lack of working capital and financing. Mineral operations are expensive and time-consuming in the best of circumstances. The fact that our mineral properties are in remote locations in Bolivia more than 4,000 miles from our corporate offices adds to the cost and time delays normally involved.

        From inception through the present time we have not at any time been profitable on a company wide basis, and we have had to finance our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli properties and to acquire and maintain our other properties, in addition to allowing us to complete our administrative obligations. This situation has, at times, made it difficult to meet our obligations to pay our bills currently. As a result of equity and debt financing, we have paid our bills through the present (with the exception of an obligation to a significant shareholder who has been willing to extend the maturity dates of her obligation).

        Much of the following discussion focuses on difficulties and delays that have resulted from our lack of adequate capital, and our efforts to raise capital from private placement transactions in debt and equity with accredited investors and investors outside of the United States. The result of these and the other factors described is that our auditors have included in their opinion an explanatory paragraph questioning our ability to continue as a going concern. See “Risk Factors,” below.

(a) Liquidity and Capital Resources – 2003 and 2002

(a) (1) Continuing Working Capital Deficit

        Characteristic of our balance sheet for more than the past five years, we have continued to have working capital deficits, which have limited our ability to expand our operations and pursue our business plan. The following table sets forth information regarding our continuing working capital at December 31, 2003 and 2002.

Years Ended	December 31,
	2003	2002
Current Assets	$609,973	$621,985
Current Liabilities	2,271,367	3,700,738
Working Capital (Deficit)	$(1,661,574)	$(3,078,753)

        Although our current assets remained approximately the same, we had significantly less cash, accounts receivable and prepaid expenses at December 31, 2003 than at the end of the prior year. Our current assets were benefited at December 31, 2003 by $318,641 of gold we held in inventory at that date – compared to no gold inventory at the end of 2002. (Had this inventory been sold at 90% of the spot gold market price on December 31, 2003 as it is customarily priced on the Bolivian gold market, we would have generated an additional $547,815 in revenue during 2003, $230,000 more than the carrying value of the inventory on our balance sheet.)

        The significant benefit to our working capital during 2003 resulted from a $1,500,000 reduction in our current liabilities. We used a significant portion of our cash flow to pay down our accounts payable, which were $91,500 at December 31, 2003 as compared to almost $429,000 at the end of 2002. More significantly, however, we reduced our obligations to related parties (loans to related parties and related party payable) by approximately $715,000, and we reduced accrued interest payable by approximately $330,000.

        In both cases, we used our capital stock to repay debt in lieu of cash. We converted a note payable to a related party with past due interest of $436,293 and a principal amount of $629,062 into 5,607,129 restricted common shares at $.19 per share (the closing price on the day prior to conversion). The conversion was completed in order to reduce the amount of related party debt on our balance sheet and to eliminate future interest accruals on the obligation. $450,000 still remains owing to Mrs. Betty Seydler, and interest is accruing on that obligation at the rate of 10.5% per annum.

        We also owe past-due salary obligations to our president, Terry C. Turner. During 2003, Mr. Turner waived $36,457 (on December 31, 2001, he had waived $443,772 accrued salary without any consideration from Golden Eagle). As a result of this 2003 waiver, Golden Eagle continues to owe Mr. Turner of $516,783 in back salary, but he has agreed that this liability bears no interest. This note is offset by a note receivable from Mr. Turner in the amount of $516,783. The receivable and payable are netted out to a zero balance and do not appear on our balance sheet.

        Another principal reason for the reduction of our working capital deficit during the 2003 fiscal year were:

Receipt (and expenditure) of more than $2,000,000 from the sale of our common stock to accredited investors, which funds permitted us to reduce accounts payable and other short-term obligations (thus improving working capital); and

Receipt of more than $1,325,000 of revenues from sales of gold produced from our Cangalli property, which we believe is now on a positive cash flow basis.

        We are now able to use the excess funds generated by our Cangalli mine to finance a portion of our other Bolivian operations. While these funds are not substantial at the current time, we are hopeful that with the end of the rainy season and commencement of underground operations, we will be able to increase our revenues and the positive cash flow from the Cangalli operations during 2004 and beyond.

        Even with the positive effects of reducing our current liabilities and increasing our cash flow, we have to continue to focus on conserving cash and setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary as a result of our continuing working capital deficit.

(a)(2) Long-term obligations

        During the 2003 fiscal year, our long-term obligations dramatically improved as compared to our 2002 fiscal year, as reflected in the following table:

Years Ended	December 31,
	2003	2002
Contract payable (net of current)	$300,000	$-
Convertible Debentures payable	-	3,836,325
Beneficial interest discount	$-	$(1,914,091)

        The contract payable relates to the purchase of the Buen Futuro mine. The current portion (a $25,000 current liability) is due in June 2004. The balance is due in 2005 and beyond.

        The most significant improvement in our balance sheet was due to the issuance of our shares for the repayment of all of our outstanding convertible debentures. During 2003, we issued 142,435,310 common restricted shares to four debenture holders in order to convert debentures with a principal balance of $3,836,325 and accrued interest of $466,632. All debenture holders had the option to continue to receive interest until the maturity dates of their notes, which ranged from 2004 to 2006. Each debenture holder agreed to convert their debentures during 2003 and as such may have forfeited interest to which they may have been entitled to in the future in order to convert during 2003. The potential savings to the company was approximately $351,644 in interest expense and the resulting 11,721,484 shares that would have been issued at conversion over the next three years.

(a)(3) Property and Equipment

        During 2003, we increased our property and equipment by approximately $600,000 as compared to the amount on our balance sheet at December 31, 2002, and accumulated depreciation also increased during 2003 by an additional $150,000, as described in the following table:

Years Ended	December 31,
	2003	2002
Mining equipment	$1,159,448	$896,819
Mining properties	2,086,575	1,654,745
Other (office, vehicles and aircraft)	264,971	222,809
Accumulated depreciation	$(548,907)	$(394,054)

        Much of the increase was due to expenditures made to increase production on our Cangalli properties. We anticipate that our investment in property and equipment will continue to increase in future years to the extent we have the capital resources necessary to acquire the property and equipment necessary to continue and expand our planned operations.

        The other principal change to property and equipment resulted from the acquisition of the Buen Futuro property at a capitalized cost of $425,000. We also capitalized some mine plant development costs for the plant on our Cangalli properties. In 2002 we completed the acquisition of our Cangalli properties at a capitalized cost of $962,060. A portion of the purchase price for the Buen Futuro properties was paid through the issuance of 456,204 shares of our restricted common stock, valued at $75,000 ($0.164 per share). In 2002 and 2003 we had issued 4,077,500 shares of our common stock valued at $417,060 to complete the acquisition of our Cangalli properties from the UCL.

        The amount capitalized for aircraft ($0 in 2002) was $59,230 during 2003 due to the acquisition of a four seat Mooney aircraft used to transport personnel between La Paz and the Cangalli mine site and the Precambrian properties.

(a)(4) Cash flow

        We have been able to meet our working capital obligations and capital obligations through various sources as set forth in the following table:

Years Ended	December 31
	2003		2002
	Dollars	Shares	Dollars	Shares
Production revenues	$1,325,591	n/a	$481,620	n/a
Issuance of shares for cash	2,149,887	23,697,207	1,337,211	32,066,314
Issuance of shares for property	97,610	589,204	394,450	3,944,500
Issuance of shares for services	1,394,944	8,297,073	1,033,745	6,400,870
Issuance of shares for exploration	691,809	4,362,562	-	-
Issuance of shares for debt and interest	1,065,354	5,607,129	475,500	4,600,000
Issuance of shares for debentures and related interest	4,302,957	136,828,181	-	-
Short and long term financing	$-	n/a	$1,563,495	n/a

        As is apparent from the table, we have used our equity to acquire property, raise cash necessary to pay expenses, and in lieu of cash for services and to repay indebtedness. Our ability to continue to use our equity for those purposes is dependent on the price and trading volume of our common stock (both of which are volatile) and our ability to comply with federal and applicable state securities laws. At present, we are only offering shares to accredited investors. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurance that we have been able to do so. To the extent there may be any non-compliance, we may incur certain liabilities, although no such claims have, to our knowledge, been asserted to date.

        From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to the Company on a short-term basis when necessary to conserve our cash for other purposes. We did not require any such short-term financing in 2003. We have required certain related debt holders to extend pre-existing obligations because of our inability to pay those obligations when due. These include:

$995,800 (including principal and interest at December 31, 2003) due to the Frost National Bank, guaranteed by certain related shareholders, which was originally drawn in 1997 and which has been extended annually since then; and

$450,000 (including principal and interest at December 31, 2003) owing to Betty Seydler, related party, which was originally drawn in 1996 and has been extended annually since then.

         We have also continued to complete private placements during the first quarter of 2004 with 14 accredited investors. As of March 11, 2004, we had received $492,650.01 in private placement proceeds in exchange for 4,802,294 shares of restricted common stock. Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

(a)(5) Capital Commitments

        We have no significant capital commitments other than those obligations to continue to evaluate and explore our properties in Bolivia with the goal of achieving commercial production if the properties are capable of producing gold commercially, to meet our obligations to pay amounts due for annual payments for our properties, and to complete our obligations on our purchase agreement with UCL for the acquisition of the Cangalli Properties and a contract payable on the purchase of the Buen Futuro property. Contained within those capital commitments are contractual cash obligations which are set out below:

Contractual Cash Obligations	Total	2004	2005 and 2006	2007 and 2008
Accounts Payable and Accrued Expenses	$258,651	$258,651	$-	$-
Related party Debt	473,204	473,204	-	-
Bank loans	995,800	995,800	-	-
Contracts Payable	325,000	25,000	300,000	-
Exploration and Production Buen Futuro	2,975,000	-	2,975,000	-
UCL Assumed Debt	93,871	-	-	93,871
Mining Claim Fees	370,000	74,000	148,000	148,000
Building Leases	30,000	20,000	10,000	-
Accrued Interest	518,712	518,712	-	-
Total Contractual Cash Obligations	$6,040,238	$2,365,367	$3,433,000	$241,871

(a)(6) Off-balance sheet arrangements.

        We do not have any off-balance sheet financial arrangements and, therefore, no disclosure is required.

(b) Results of Operations.

        The following sets forth certain information regarding Golden Eagle’s results of operations as of December 31, 2003, compared with the same periods in 2002 and 2001.

Consolidated	Years Ended December 31
	2003	2002	2001
Revenues	$1,325,591	$481,620	$-
Production costs	(962,910)	(101,147)	-
Production taxes	(172,252)	(62,611)	-
Exploration and development costs	(1,106,185)	(257,486)	(231,491)
General and Administrative	(2,594,692)	(2,772,462)	(1,498,398)
Non-cash stock option comp.	-	(7,393,189)	-
Depreciation and depletion	(154,853)	(101,166)	(66,724)
Operating (loss)	(3,665,301)	(10,294,451)	(1,796,613)
Interest expense	(2,909,462)	(2,216,046)	(821,805)
Other income (loss)	55,708	(37,692)	1,352
Net (loss)	(6,519,054)	(12,272,389)	(2,617,066)
Net (loss) per Share	$(.02)	$(.05)	$(.01)

        Our operations have resulted in significant losses and negative cash flow from operations during the past several years as we have invested in exploration on our mining concessions, and in important property acquisitions. Although our operating losses during 2003 are significantly less than we recognized in 2002, they are significantly greater than 2001 when we had significantly less cash resources available and, consequently, less operations.

        During 2003, we generated revenues from mine production in the amount of $1,325,591 during 2003 at a production cost of $962,910 (73% of revenues). This compares with $481,620 revenues from production in 2002 with production costs of $101,147 (21% of revenues). For the years 1996 through 2000, our total production was $161,000. Production costs increased as a result of our increasing mining activities that occurred during all four quarters during 2003, which only occurred in one quarter during 2002. During 2003 we allocated additional resources and operational focus from general and administrative tasks associated with development to production.

        Exploration and mine development costs increased to $1,106,185 in 2003 from $257,486 during 2002 and $231,491 in 2001. The 2003 increase was primarily a result of 4,362,562 shares of our common stock valued at $691,809 which was issued to geologists, engineers and metallurgist for work performed on the expansion of the Cueva Playa plant, the design and implementation of the TPS mining system and the geologic work related to the issuance of reserves at both the Cangalli and Buen Futuro properties. During 2003, exploration and development costs also included a $200,000 expensing of mine development costs at Cangalli in accordance with SEC guidelines. These costs would have been capitalized had we been in a position to estimate reserves at Cangalli earlier in 2003. As we continue to bring the Precambrian properties into production and as we expand our reserve estimations, exploration and development costs will continue to increase. Our exploration activities were more limited in 2001 and 2002 because of the lack of financial resources with which to carry out exploration activities. We expect that our exploration and development activities will remain resonably constant in 2004, while we will continue exploration and development at the Cangalli and Precambrian properties, we will be able to capitalize some of these expenditures in accordance with generally accepted accounting principles.

        While our revenues increased our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on loans from affiliated and unaffiliated parties (including certain family members of affiliates), private placements and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. There can be no assurance that we will be able to continue to finance our operating losses in such a manner.

        During 2003, our operating expenses were $4,990,892, a 52% decrease from our 2002 operating expenses of $10,776,071. Of the 2002 operating expenses, $7,393,189 was the result of the granting and exercise of options by our President and a former officer of the company. Deducting these expenses would have resulted in an operating expense in 2002 of $3,382,882 which would have resulted in a 50% increase in 2003 operating expenses over 2002. This increase is the result of increased mining activity. Our total operating expenses in 2001 were $1,796,613 because of a significantly lesser level of activity as a result of limited financial resources during the year.

        As a result of higher revenues and reduced operating expenses in 2003, our operating loss decreased to ($3,665,301) in 2003 from ($10,294,451) in 2002. Production costs increased to $962,910 in 2003 from $101,147 in 2002. This increase is a direct result of the increase in mining and processing operations at our Cangalli gold mine as production expenses include all costs charged directly to the mining of ore and processing of gold. The increase in the percentage of production costs to revenues is a result of the allocation of additional resources and operation focus from exploration, development and administrative functions to production. During 2003, we completed our first full year of production. As a result, our production costs naturally increased. As of December 31, 2003, the direct costs of mining and processing gold were $173 per ounce. We anticipate that our revenues and cost of production will increase during 2004 as we expect to be producing from the Cangalli properties for the entire year at a rate greater than we did in 2003. It is our goal to reduce our production costs as a percentage of revenues significantly, although there can be no assurance that we will be able to do so.

        Our general and administrative expenses for 2003 decreased by approximately 6% to $2,594,692 from $2,772,462 in 2002, as compared to $1,498,398 in 2001. We expect that these expenses will increase marginally during 2004 as we increase production and continue work on the Precambrian properties.

        Depreciation and depletion increased to $154,853 during 2003 from $101,166 as compared to $66,724 in 2001. This increase was due to the acquisition of additional mine and plant equipment and an increase in gold production. As we acquire additional mining equipment and continue to expand production, depreciation and depletion expenses will increase proportionally.

        Legal expenses in 2003, declined to approximately $28,000 from $74,306 in 2002. This decrease was the result of the resolution of all litigation in the United States and Bolivia. These expenses will increase in 2004 as we resolve pending litigation and maintain our environmental permitting, contract more employees, and expand our operations.

        Accounting expenses in 2003, increased to approximately $80,000 from $69,349 during 2002. This increase was due primarily to additional requirements associated with compliance with the Sarbanes-Oxley Act of 2002. Accounting expenses are expected to continue to increase as this new legislation fully takes effect.

        We incurred interest expenses in 2003, of $2,909,462 compared to $2,216,046 in 2002 and $821,805 in 2001. This 31% increase from 2002 to 2003 was substantially attributable to a $2,116,340 non-cash amortization of the convertible debenture beneficial conversion feature compared to $1,252,109 for this feature during 2002. This is an accounting treatment taking into consideration the difference between the strike price at which amounts owing under the existing convertible debentures may be converted to common shares of our stock, and the actual trading price average over the course of the period. The difference has to be recognized as a benefit to the convertible debenture holder, and an interest expense to Golden Eagle. As a result of the conversion of the debentures, we accelerated the remaining amortization of the discount into 2003 that would have been amortized over the next three years. The result was an $800,000 acceleration in interest expense during 2003 that would have been amortized over the next three years had the conversion taken place at maturity.

        We anticipate that interest expense will decrease dramatically during 2004 as all debentures have been converted to common stock and will no longer accrue interest or be subject to the debenture beneficial conversion feature. We also converted an additional $1,065,354 of related party principal and interest to equity which will also no longer accrue interest expense. In addition, we paid off numerous related party and non-related party notes during 2003, which will further decrease interest expense. The elimination of the debt described above will result in a reduction in interest expense of $2,671,596 in 2004 as compared to 2003.

        Our net loss for 2003 was ($6,519,054) in 2003 compared to our net loss of ($12,272,389) in 2002 and $(2,617,066) in 2001, resulting in a decreased per-share loss in 2003 of $(.02) in 2003 compared to $(.05) in 2002 (compared to $(.01) in 2001).

(b)(1) Special Non-Cash Impact Due to Options

         Our net loss in 2002, was significantly impacted by $7,393,189 in expenses related to the issuance and exercise of stock options by our president and former president. This decrease in net loss during 2003 was primarily the result of the absence in 2003 of the one-time expenses that were attributable to those exercises and option grants.

        On March 20, 2002, our Board of Directors granted options to, and entered into Non-Qualified Stock Option Agreements with, Terry C. Turner, our President, CEO and Chairman of the Board, and Mary A. Erickson, our former President, CEO and Chairman of the Board, who is also a significant shareholder and guarantor of some of our loans. Mr. Turner was granted options to buy 25,000,000 shares of stock at a price of $0.075 a share. Ms. Erickson was granted options to buy 20,000,000 shares of stock at the same price. The vesting period for both was one year.

        During the first quarter of 2002, we booked $2,098,000 as a non-cash compensation expense for the grant of these options.

        On December 30, 2002, both Mr. Turner and Ms. Erickson exercised a portion of their options under the grant and agreement: Mr. Turner for 13,586,957 options and Ms. Erickson for 10,869,566 options. Respectively, Mr. Turner and Ms. Erickson gave us 3,586,957 and 2,869,566 shares in a like-kind, share-for-share exchange for net stock issued to them of 10,000,000 and 8,000,000, respectively. The market price of the stock at the time of the transaction was $0.284 per share. This price was multiplied by the total net number of shares that Mr. Turner and Ms. Erickson received to come up with the compensation expense.

        On March 20, 2003, Mr. Turner and Ms. Erickson exercised 11,413,043 and 9,130,434 options, respectively, and gave 4,599,456 and 3,679,565 shares, respectively, in a like-kind, share-for-share exchange for net stock issued to each of them of 6,813,587 and 5,450,869, respectively. Since the previously discussed exercise transaction took place on December 30, 2002, this created a modification to the existing agreement and required variable accounting. Under variable accounting, we had to recognize at December 31, 2002 the value of the remaining options outstanding. Normally, the remaining number of options would be valued at the December 31, 2002 stock price. Since we know the exact number of options exercised subsequent to the 2002 year end, and the price of the stock at March 20, 2003, we used those prices to calculate the value of the remaining options. The value of both the net shares exercised on March 20, 2003, together with the value of the net shares exercised for on December 30, 2002, was calculated as a non-cash expense and totaled $5,295,189. On December 31, 2002, 18,000,000 shares were included in the share total. An additional 12,264,456 were issued on March 20, 2003 but the expense had been booked in 2002.

(c) Plan of Operations

        Given our working capital shortages and current world market conditions for commodities, including low prices for minerals and metals (although the price of gold has strengthened significantly during the past 12-month period ranging between approximately $320 to $416 per troy ounce, and copper prices have increased from $0.70 to $1.36 per pound), our management has set the following priorities for the use of proceeds as they become available:

o	Maintenance of current operations, contractual payments, and land patent payments (which we expect will amount to approximately $1.5 million during 2003).

o	Implementing our targeted planar subsidence (TPS) mining system in our Cangalli underground mine, and bringing our daily production in the first phase to 375 tons per day (which capital expense we expect will amount to approximately $100,000.) while growing production to eventually fill our plant capacity of 3,500 tons per day

o	Continuing the operation of our open pit mine in the Cueva Playa zone of Cangalli to exhaust the proven and probable reserves in that pit.

o	Implementation of recommendations from the geological and metallurgical reports regarding our Buen Futuro gold and copper mine (which we expect will amount to approximately $7 million during 2004), including, but not limited to:

>> Constructing the 2,400 ton-per-day first phase of our oxide gold CIP plant and increasing gold, copper and waste operations to 7,700 tonnes per day.

>>Building out our open pit mine infrastructure in the target mineral zones (A1, A2 and A3 zones) to be able to facilitate mining the proven and probable reserves that we have estimated there.

>> Implementing a reserve confirmation-drilling program to double our current reserves there.

>>Using production data and further sampling to enter second-stage reserve confirmation work with our geological teams at the Cangalli and Tipuani Valley Properties.

>> Entering into negotiations, including site visits and initial field studies, with interested joint venture partners.

        Since we currently have a limited amount of current assets on hand (approximately $610,000 as of December 31, 2003), our ability to implement any or all of these planned strategies requires significant infusions of working and operation capital, and we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out all of our objectives as set out above. However, we do have sufficient working capital, for example, to complete our TPS development work, and we are proceeding with those efforts. We do expect to accomplish all of our objectives above as, and if, sufficient operating funds and capital investments come available. Our current financial and other difficulties, together with the risks associated with exploring for and mining gold and copper in Bolivia, and the current price volatility of gold and copper, may combine to make it more difficult for us to raise much needed funds on reasonable terms.

(d) Impact of Inflation and Changing Prices

        We have not experienced any impact from the effects of inflation during the last three operating periods, 2001, 2002 or 2003. Bolivian inflation, while astronomical at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum. In 2003, inflation was less than 5% per annum in Bolivia.

(e) Accounting Policies

(e)(1) Critical Accounting Policies

        In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the market price of the stock at the commitment date in excess of the conversion rate of the of the debentures and related accruing interest is recorded as a discount to the related debt and addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt. During 2003, we converted all outstanding debentures to common stock. As a result of the conversion we accelerated the remaining amortization of the discount into 2003 that would have been amortized over the next three years. The result was an $800,000 acceleration in interest expense during 2003 that would have been amortized over the next three years had the conversion taken place at maturity.

        In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We have evaluated the impact of this statement and have adopted this standard. To date we have not taken any expenses based on this policy, however, we anticipate that we will in the future.

        We have adopted SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.

        Stock based compensation; from time to time we issue shares of common stock as payment for services to consultants and employees. Any stock issued for this purpose is priced and accounted for at the actual closing market price on the day of issue. The total number of shares issued times the closing stock price is booked as an expense.

        Non-cash impact of share-for-share options exchange; Our Board of Directors may occasionally grant options to our officers. The vesting period for options granted is one year and a non-cash option expense is booked at the time the options are granted. At the time options are exercised, the grantee may exercise shares in a like-kind, share-for-share exchange for net stock issued to them at the market price of the stock on the date of the transaction. The price is multiplied by the total net number of shares that are received to come up with the compensation expense.

        Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probably reserves are expensed. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed.

        To the extent that development costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific area. The capitalize cost bases subject to depletion expense are calculated on a formula based on the number of tons of ore that are expected to be mined against the total tons in proven and probable reserves and extrapolated to the number of tons in the area of influence of the mine.

        Mineral interests and other intangible assets include acquired mineral rights and royalty interests in production, development and exploration stage properties. The amount capitalized related to a mineral or royalty interest represents its fair value at the time it was acquired.

        Intangible assets related to mineral interests represent mineral rights for parcels of land not owned fee simple by us. Intangible assets represent mineral rights related to production, development or exploration stage properties, and the value of such intangible assets is primarily driven by the nature and amount of mineralized material believed to be contained, or potentially contained, in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine infrastructure; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; or (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above.

        Intangible assets associated with production stage mineral and royalty interests are amortized over the life of the mine using the UOP method in order to match the amortization with the expected underlying future cash flows. As a result, intangible assets associated with development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. With respect to intangible assets associated with exploration stage mineral interests, (i) the excess of the carrying value over the residual value of intangible assets related to other mineralized material, around-mine exploration potential and other mine-related exploration potential is amortized on a straight-line basis over the period that the we expect to convert, develop or further explore the underlying properties (which period is generally equal to the applicable life of the mine); and (ii) the excess of the carrying value over underlying the residual value of intangible assets related to greenfields exploration potential is amortized on a straight-line basis over the period in which we expect to complete the exploration process.

        Residual values for exploration stage mineral interests represent the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests. The residual values can range from zero to 100% of the gross carrying value of the respective exploration stage mineral interests. Residual values are determined for each individual property based on the fair value of the exploration stage mineral interest, and the nature of, and the Company’s relative confidence in, the mineralized material believed to be contained, or potentially contained, in the underlying property. Such values are based on (i) discounted cash flow analyses for those properties characterized as other mineralized material and around-mine exploration potential, and (ii) recent transactions involving similar properties for those properties characterized as other mine-related exploration potential and greenfields exploration potential. Based on its knowledge of the secondary market that exists for the purchase and sale of mineral properties, the Company believes that both methods result in a residual value that is representative of the amount that the Company could expect to receive if the property were sold to a third party. When an exploration stage mineral interest is converted to a development or production stage mineral interest, the residual value is reduced to zero for purposes of calculating UOP amortization.

(e)(2) Effect of New Accounting Pronouncements

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

        In June 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how, an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have partially adopted the provisions of SFAS No. 150 and applied these provisions to our Buen Futuro contract obligations.

(f)  Risk Factors Attendant To Golden Eagle’s Operations

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following highly significant factors, and the other factors described in this annual report. The risks associated with an investment in our stock include, but are not limited to:

o	volatility of commodity (gold) prices;

o	volatility of our stock prices and the lack of an established broad market for our securities;

o	the environmental risks associated with mining activities;

o	the risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	the concentration of our assets in two principal areas in Bolivia (our Cangalli gold mine and our Precambrian Properties, including our Buen Futuro gold and copper mine);

o	the significant dependence on management and management’s relative inexperience with certain aspects of the type of targeted planar subsidence mining operations contemplated in our business, mining and processing plan, as well as certain aspects of our Buen Futuro mining and processing plan.

o	weather which can impact open pit and, to a lesser extent, underground operations

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have reached a positive cash flow as to cash costs at our Cangalli gold mine, but have not yet done so on a company-wide basis. Since we have estimated reserves subsequent to our 2003 year-end, we are no longer a development stage company, but rather a production stage company, as that term is defined in SFAS No. 7.

(f)(1)	Our working capital shortage and recurring net losses resulted in our auditors issuing an opinion on our financial statements indicating a substantial doubt regarding our ability to continue as a going concern.

        The auditors’ report included with our financial statements for the fiscal year ended December 31, 2003, includes the following explanatory paragraph:

“The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had a significant working capital deficit as of December 31, 2003 and has incurred substantial losses since its inception. The Company presently has relatively small mineral production and requires significant additional financing to satisfy its outstanding obligations and expand mining production. In addition, the Company’s ability to conduct operations remains subject to other risks, including operating in isolated regions of Bolivia and the concentration of operations in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing and can expand its production, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.”

        The auditors had included similar explanatory paragraphs in their reports for prior years. Thus recoverability of a major portion of the recorded asset amounts shown in our financial statements is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        Although we are generating revenue from gold production, continue to receive investments from accredited investors and we have reduced our interest expense significantly, we continue to pursue funding that will help us meet our future cash needs. As of March 11, 2004 we currently have cash resources to fund our operations through approximately April 30, 2004. We continue to work with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our isotope-based trace detection technology. Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

(f)(2) Cash Shortages Have Adversely Impacted Our Ability to Explore and Develop Our Properties

        Although our operations in Bolivia are carried on through our majority-owned or wholly owned subsidiaries, the financing of those operations is dependent, to a large extent, on our ability to provide the necessary capital resources. Production from our Cangalli gold mine has offset the cash production costs for the last two quarters of 2003, and subsequent to the 2003 year-end. We are still incurring significant operating losses and negative cash flows due to our exploration operations on our Cangalli and Precambrian properties, as well as our general and administrative, interest, and other costs.

        From November 1997 through the date of the filing of this report, we have experienced significant cash shortages. In the past, we have only been able to meet our financial obligations through incurring debt (which has been guaranteed by certain affiliated shareholders) and through the sale of equity to accredited investors and non-U.S. investors.

        We continue to require a significant amount of working capital even though we are now generating revenue from gold sales. We cannot predict with any accuracy whether any unaffiliated party will advance debt to us on commercial terms. Thus, we may be required to continue financing our operations through the sale of equity if we can do so in accordance with all legal requirements on terms acceptable to the board of directors or through debt guaranteed by affiliates.

(f)(3) Our Significant Current Liabilities May Result In Our Inability to Finance Operations

        At December 31, 2003, we had $2,271,367 in current liabilities. Although we have been able to extend certain of these obligations, we have also been required to use our fundraising from accredited and non-U.S. investors to meet certain of these requirements. These current liabilities divert funds needed for our Bolivian operations and also make us a less attractive investment opportunity. We currently do not expect to have sufficient funds to pay these current liabilities when due. We have converted certain current liabilities to equity and we continue to negotiate with the remaining note holders to reduce or eliminate the amounts payable. We are investigating other means of raising sufficient capital to repay all amounts. To date we have not been able to do so, and we cannot offer any assurance that we will be able to meet these financial obligations.

(f)(4) Our Inability to Pay Our Current Liabilities May Result in Litigation

        Although we have successfully negotiated with our creditors to extend our payment obligations when necessary, we cannot offer any assurance that we will be able to continue to do so. If at any time we are unable to obtain the cooperation of these creditors or, if they choose to demand payment to repay them, we may have to defend litigation by any or all of these creditors. Litigation is expensive and time consuming. Should litigation commence, we cannot offer any assurance that we will be able to successfully defend the litigation and preserve our properties for our shareholders.

(f)(5) Potentially Conflicting Fiduciary Obligations

        Laws of some states impose fiduciary obligations to creditors on companies with negative shareholders’ equity, as is the case with us. Although Colorado has not addressed this question, our board of directors is acting in cognizance of this duty that might, in certain circumstances, conflict with our duties to our shareholders.

(f)(6) Activities on Our Properties

        We have been engaging in exploration and development activities on our Tipuani Valley properties, and more extensive exploration, development and production operations on the Cangalli property. We have now been in production on our Cangalli property for almost 18 months and we recently announced proven and probable reserves in a small area around our mine site. The claiming of reserves has allowed us to move this property into the production category. Our reserves were announced on a very small portion of our Cangalli landholdings and we expect to continue our exploration and development efforts on this property, which may allow us to estimate additional reserves and increase production. During the year we added the Buen Futuro and Cobra mining concessions to our Precambrian properties. We recently announced proven and probable reserves on a small portion of the Buen Futuro property, which we now classify as development in the development stage. We expect to continue our exploration and development work on this property by drilling additional exploration holes, which may allow us to expand our reserves at Buen Futuro and unlock the potential of our other Precambrian properties. We hope to soon construct a gold and copper plant at Buen Futuro and begin mining operations. Historically, expenses incurred in connection with these activities have significantly exceeded any revenues generated thereby. We believe that this will change in the future as we exploit the proven and probable reserves that we have estimated on our properties.

(f)(7) Commencement of Mining Production

        Although we continue to be optimistic and believe that we will be able to generate additional revenues from our existing mining operations described above, we cannot offer any assurance when we expect to obtain the capital necessary to expand our Cangalli gold mine production with our TPS mining system from a 25-meter work face, to a 50-meter face and then a 100-meter mining face as we have projected. As reserves have now been estimated on our Buen Futuro property, we are taking steps to obtain financing for the initial build-out of the oxide gold open pit mines and processing plant on the property. There is no assurance that we will be able to obtain the necessary financing to commence operations at Buen Futuro. In addition, even though we anticipate that we will begin generating greater revenue from the Cangalli operation, and we believe that the Buen Futuro operation will generate positive cash flow, we cannot assure that once operations are expanded at Cangalli, Bolivia, or commenced on the Buen Futuro properties, that revenues received will exceed expenses incurred. Furthermore, mining operations generally are attendant with risk of bodily harm to the workers, unexpected rock formations, unexpected metallurgical issues, unexpected depletion of the resource being mined, and other risks like and unlike the foregoing.

(f)(8) Volatility of Gold and Copper Prices

        We are dependent on the price of gold and copper for our success. When the prices are increasing, our production becomes more profitable and persons become more interested in investing in our projects on favorable terms. When prices are decreasing, our production becomes less profitable and it is more difficult to attract third party investors. Gold and copper prices are based on world prices for those commodities, and we have no influence on whether prices increase, decrease, or remain stable. Both gold and copper prices have historically been volatile, and we cannot offer any assurance that we will be able to take advantage of the upswings and be able to avoid the downswings.

(f)(9) Risk of Mining and Exploration Operations

        Mining, exploration and development operations are inherently risky. They involve the use of heavy equipment, explosives, and risk injury and death to the workers and damage to the environment. Although we have insurance in place to provide for potential claims, should any claim exceed the amount of insurance we have, we could be materially and adversely affected.

(f)(10) Absence of Business Combinations

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

(f)(11)     No Assurance As To the Accuracy of the Findings by Independent Consultants or Our Ability to Pursue Their Recommendations

        We have assembled over one hundred geological reports and professional articles written on the subject of the Tipuani Gold Mining District in general, or specific mining operations within the District. In addition, we have performed a similar literature search on, and have been provided with reports regarding, our Precambrian properties. We have also commissioned several reports on our Cangalli and Tipuani properties. While the reports and investigations generally present positive conclusions regarding the presence of gold-bearing and copper-bearing mineralization on our properties, they also present numerous recommendations for further exploration and possible development work. These reports are based on conclusions reached by the experts based on the information presented to them and their investigations, but the accuracy of their conclusions can only be proven by subsequent development activities. Because of our current negative working capital and lack of liquidity, we cannot offer any assurance that we will be able to expand future operations to reach the optimum production at our Cangalli gold mine or our Buen Futuro gold and copper prospect, as recommended by the consultants.

(f)(12) Foreign operations are subject to many risks

        We are exploring mineral properties in the Republic of Bolivia. Foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental law and its enforcement, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

(f)(13) Geography and Climate in the Area of the Cangalli and Tipuani Valley Properties May Make Access to and the Development of the Properties Difficult

        Our properties, and substantially all of our current operations, are conducted in remote areas of the province of Larecaja in the state of La Paz, Bolivia, and in the province of Ascension de Guarayos in the state of Santa Cruz, Bolivia. Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. The Bolivian climate is harsh much of the year in our work areas, often depending on the rainy season’s length and severity. Although internal transportation within Bolivia is generally good, access may become difficult during short periods during the rainy season (generally November-March).

(f)(14) The Market for Our Common Stock Is Extremely Volatile Both as to Price and Volume; Furthermore, our stock is considered to be a “penny stock” under SEC regulations, and such treatment imposes further limitations on the market for our shares

        The public market for our common stock on the OTC Bulletin Board is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize.

        Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “a penny stock.” A penny stock generally includes any non-Nasdaq equity security that has a market price of less than US$5.00 per share. Our shares are quoted on the OTC Bulletin Board and as a result are considered to be “penny stocks” subject to these rules. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

        Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of US$1,000,000 or an annual income exceeding US$200,000, or US$300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

        In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the US Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

        The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market. The volatility of the market for our shares and the applicability of the penny stock rules make it less likely that broker-dealers will trade or make a market in our shares, thus reducing liquidity opportunities for our shareholders.

(f)(15) Lack of Independent Corporate Governance

        At the present time, we only have a single director who could be considered “independent” in accordance with the rules adopted by the Securities and Exchange Commission. Consequently, we do not have an independent audit committee or nominating committee, however we do have a compensation committee with directors Max Staheli and Kevin Pfeffer as members. We did adopt a code of ethics and a whistleblower policy on March 23, 2004, however, we cannot offer any assurance that we will be able to identify persons with the necessary expertise who are willing to serve on our board of directors to permit us to have the necessary independent committees.

        Furthermore, we have not held a meeting of our shareholders for more than the past five years, and consequently our shareholders have had no ability to vote for members of our board of directors or influence our direction.

(f)(16)	We have raised capital and issued shares during the years ended December 31, 2001, 2002, and 2003, and subsequently which has resulted in dilution to our existing shareholders. This was necessary in order to provide necessary working capital or obtain assets and services, and we will likely issue more shares to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution

        During the course of the last three fiscal years and the current fiscal year, we have been required to raise in excess of $7,016,000 of net working capital (after expenses) to finance our business operations and acquisitions. We have raised this capital by issuing shares of common stock and convertible debentures to accredited investors, as consideration for services rendered, and as a portion of the acquisition price for properties we have acquired. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing shareholders – both as a reduction of their percentage ownership and because of issuances at prices below the market.

        If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock at prices that may further dilute the interests of our existing shareholders.

(f)(17)	Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected

        Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including Terry C. Turner, our President and Chief Executive Officer; and Harlan C. (Mac) Delozier, our Administrative Vice President in Bolivia. We have not obtained any key man life insurance on the lives of any of our executives, and none of our executives is covered by employment agreements.

        We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

(f)(18)	We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management

        Our directors and officers beneficially own more than 44% of the outstanding shares of common stock as of March 11, 2004, and, accordingly, have the ability to elect a majority of our directors and otherwise control Golden Eagle. As a result, such persons, acting together will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

(f)(19)     Future sales of our common stock may cause our stock price to decline

        We have a significant overhang of restricted common stock outstanding, consisting of more than 306,773,741 shares as of December 31, 2003 shares. Of those shares, approximately 156,095,710 shares or 51% are eligible for trading under Rule 144. Any effort by insiders or others to sell shares pursuant to Rule 144 may negatively impact the market for our stock and our stock price. Merely the existence of the overhang may adversely impact the price for our shares. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

(f)(20)	We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common or preferred stock in the foreseeable future

        We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund our exploration and development operations and our general and administrative costs, as well as to reduce our debt. Consequently, we do not anticipate paying cash dividends in the foreseeable future.

(f)(21)     Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover

        Our Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control.

(f)(22)      Provisions in our articles and bylaws provide for indemnification of officers and directors to the full extent permitted by Colorado law, which could require us to direct funds away from our business and properties

        Our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the full extent permitted by Colorado law, our state of incorporation. We have in the past, and may again in the future, be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the exploration and development of our properties, thereby affecting our ability to attain profitability. This could cause our stock price to drop.

(f)(23)     Forward-looking statements may prove to be inaccurate

        In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Because we are a penny stock, we are not subject to the safe-harbor provided by such provisions, but we believe that we are entitled to the protection for forward looking information contained in the judicially-created “bespeaks caution” doctrine, and in SEC Rules 175 and 3b-6. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

        The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

        Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Eagle to be different from any future results, performance and achievements expressed or implied by these statements.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this Prospectus. Other unknown or unpredictable factors also could have material adverse effects on the future results of Golden Eagle.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        We do not have any market risk sensitive instruments. Since operations in Bolivia are in dollar denominated accounts, we do not believe that we have any material foreign currency risk. Our principal market risk is due to fluctuating gold prices which directly affect our revenues. The volatility of the market price for our shares directly impacts our ability to raise the capital we need to continue operations and to finance our operating losses. We manage the volatility of gold prices by holding some of our gold production for sale at a later time when we believe that prices will increase. We have not used futures contracts or other methods of hedging to protect ourself from price fluctuations, and we have no intention of doing so in the near future.

Item 8. Financial Statements and Supplementary Data

        Please refer to pages F-1 through F-20.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no disagreements with our accountants on any matters of accounting principles, practices or financial statement disclosures during 2003 through the present.

Item 9A Controls and Procedures

    (a)        Information required by Item 307

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

    (a)        Information required by Item 308

        This disclosure is not yet required.

PART III

Item 10 Directors and Executive Officers of the Company and Compliance with Section 16(a) of the Exchange Act.

(a) and (b)   Identification of Directors and Executive Officers

        The following table sets forth certain information concerning our directors and executive officers (including its subsidiaries) as of December 31, 2003. These people continue to hold the stated positions as of the filing of this report:

Name	Age	Position	Term of Office
Terry C. Turner (1)	51	President, Chairman and CEO	2/14/97-present

Ronald L. Atwood, Ph.D.	62	Vice President for Development and Director	12/21/99-5/04

Max Staheli,MBA	61	Director, Audit Committee, Compensation Committee	5/8/00-present

Kevin K. Pfeffer	44	Director, Compensation Committee	1/23/03-present

Alvaro Riveros	61	Director	1/5/04-present

Harlan M. (Mac) Delozier III (2)	60	Administrative Vice President (Bolivia)	3/1/97- present

Tracy A. Madsen	42	Secretary/Treasurer/CFO/ Vice President US Administration	2/13/03-present
(1)	Director, Eagle Mining of Bolivia, Ltd. and Golden Eagle Bolivia Mining, S.A.; President of Golden Eagle International, Inc. (Bolivia).

(2)	Vice President of Golden Eagle International, Inc. (Bolivia).

        No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

        Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Golden Eagle has not held an annual meeting of its shareholders for more than the past five years. It is our intention to hold a shareholder's meeting during 2004. No director of Golden Eagle is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

        Executive officers are elected at annual meetings of the board of directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

(c) Identification of significant employees

        We have no significant employees other than the officers named above. Although in the past we had a technical advisory board, we disbanded that board as of December 31, 2003.

(d) Family relationships.

        No family relationships exist among the officers and directors.

(e) Business experience.

        A brief summary of the business experience of each person who is currently one of our officers or directors, and such person’s service with us, is as follows:

        Terry C. Turner is our President, CEO and Chairman of the Board. The board appointed him to those positions on February 14, 1997. Mr. Turner received a B.A. in Political Science (1977) and a B.A. in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah and the 10th Circuit Court of Appeals. Mr. Turner is also a member of the Bar of Washington, D.C., the American Bar Association and the Inter-American Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to November 2002, when he resigned those positions, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and “of counsel” to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with Golden Eagle in February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who’s Who of international attorneys and mining executives for 2003.

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

        Max S. Staheli was appointed as a member of our board of directors on May 8, 2000. Mr. Staheli received a B.A. in Finance and an MBA from the University of Utah. He worked for KPMG Peat, Marwick & Co. in Honolulu, Hawaii in the late 60‘s, and nine years as a manager with Atlantic Richfield Co. (1973-82). Mr. Staheli spent the last 14 years with Barrick Gold Corporation, most recently as their Controller of South American Operations headquartered in Lima, Peru. Mr. Staheli developed and implemented administrative policies and procedures for Barrick’s launch into South America. He also successfully built the corporate structure for Barrick’s extensive exploration and development program, which included Bolivia. Mr. Staheli was instrumental in the rapid growth of Barrick Gold Corporation in the South American market between 1994-96. Mr. Staheli was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

        Kevin K. Pfeffer was appointed as a member of our board of directors on January 23, 2003. Mr. Pfeffer received a B.A. in Economics in 1982, and an MBA in Finance and Marketing in 1984, both from the University of Chicago. From 1985 through 1995, Mr. Pfeffer worked for Fannie Mae in Washington, D.C., as the Director of Public Finance, negotiating, structuring and closing structured financings involving income-producing real estate. Mr. Pfeffer closed approximately $4 billion in financing transactions. From 1995 through 1998, Mr. Pfeffer was a Senior Vice President at the merchant banking affiliate of Zurich Insurance and Credit Suisse First Boston, located in New York, New York. Mr. Pfeffer was responsible for the merchant bank’s reinsurance syndications involving mortgage and derivative securities. Mr. Pfeffer retired in 1998 to manage his own investments as a private investor in real estate and public company equities.

        Alvaro Riveros was appointed as a member of our board of directors on January 5, 2004. Mr. Riveros received a Master’s Degree in Electromechanical Engineering from the Werner Siemens School of Engineering in Stuttgart, Germany. He is a registered engineer in Bolivia whose firm, EDICOM, carried out the electromechanical engineering, design and installation for our Cangalli gold mine and recovery plant. EDICOM specializes in electromechanical engineering, design and installation work in mines, mineral recovery plants and smelters in Bolivia, and Mr. Riveros was its president from 2002 to his appointment on our board. Prior to that time, Mr. Riveros was appointed Vice Minister of Industry and Commerce in the Ministry of Economic Development from 2000 to 2002. He was appointed Vice Minister of Natural Resources in the Ministry of Agriculture from 1998 to 2000. From 1997 to 1998, he served as Vice Minister of Planning in the Ministry of Sustainable Development and the Environment. From 1989 through 1997, Mr. Riveros was president of Ximena Gold Mines, Ltd., a gold mining company with hard rock mines at the headwaters of the Tipuani River in Bolivia. Earlier in his career, he had previously served as EDICOM’s president from 1978 to 1988l. He was appointed Special Technical Advisor to the President of Venezuela from 1975 to 1978. From 1972 through 1975, he served as Director of Industrial Safety for the Ministry of Labor in Bolivia. Mr. Riveros also worked for Siemens as a project engineer in Venezuela and supervised large industrial projects in Brazil and Bolivia between 1965 and 1972.

        Harlan M. (Mac) Delozier II was appointed to the position of our Administrative Vice President for Bolivian Operations on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to November 2002, when he resigned his position, Mr. Delozier also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia.

        Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer (CFO) on February 13, 2003. On November 12, 2003 he was also appointed Vice President US Administration. Mr. Madsen received a B.A. in Finance from Boise State University, and an M.B.A. from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience. From 1987 to 1990, he worked as a branch manager for First Interstate Bank of Nevada. In 1990, and through 1996, Mr. Madsen became Vice President and CFO of Venada Aviation, Inc. During that same period, Mr. Madsen served as President and Chairman of the Board of three subsidiaries of Venada: Arena Aviation, Inc., Lancelot Leasing, Inc. and Camelot Aviation Corporation. From 1996 to 2002, Mr. Madsen served as the CFO of a group of five aviation-related corporations: Tracer Corporation; Trace Air International, Inc.;; Trade Air.com, Inc. and Tracer Aviation Services Canada. He was also an officer and a partner of Miami Holdings, Inc. a commercial aircraft wheel and brake overhaul facility. In 2002 he sold his shares of the company and from 2002 to his appointment with Golden Eagle, Mr. Madsen was an independent consultant in the areas of accounting, finance, banking, inventory cost management and administration.

(f) Involvement In Certain Legal Proceedings

        None of our executive officers or directors has been involved in or are subject to any of the following legal proceedings:

1.	A petition under the Federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	No such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	No such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	No such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

5.	No such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

6.	No such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

        We did settle a civil action that the Securities and Exchange Commission brought in May 1998 against Golden Eagle and certain of our former officers and directors and others (SEC vs. Golden Eagle International, Inc., et al, No. 98-Z-1020 [D. Colo] in the federal district court for Colorado. In November 1998, the SEC filed an Amended Complaint in the above-referenced action alleging that Golden Eagle and our President had an inadequate basis for making a May 22, 1998, press release regarding the Paravicini geological report regarding the Cangalli gold deposit. In 1999, all defendants, including Golden Eagle, but not including our president, settled the above civil action by entering into a consent agreement. In the agreement, Golden Eagle did not admit or deny any of the allegations in the SEC’s action. Golden Eagle and the other defendants did consent to the issuance of an injunction not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty.

        On February 18, 2000, after four days of testimony before the Court from both fact and expert witnesses, the Court found that the SEC had not proven that Mr. Turner had committed any of the alleged securities violations and entered judgment for Mr. Turner on all claims, dismissing the SEC’s complaint, no cause of action. In addition, the Court found that Mr. Turner acted reasonably in believing that the consulting firm’s report about the Cangalli gold deposit was accurate based on the due diligence performed regarding the consultant, based on the highly reputed status of the consultant, and based on the technical advice from Ronald L Atwood, Ph.D., then a member of our Technical Advisory Board.

(g) Promoters and Control Persons.

         Not applicable.

(h) Audit committee financial expert.

        We do not have an audit committee consisting of independent directors and, consequently, we do not have an audit committee financial expert.

(i) Identification of audit committee.

        We are not a listed issuer and consequently are not required to make the disclosure required by this Item.

(j)     Material changes to shareholder nomination procedures.

        We have not held a shareholders meeting in more than the past five years. Our bylaws set forth the procedures for nomination of directors, and there have been no changes to those procedures.

(k)     Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings.

        Based solely on our review of Forms 3, 4 and 5 available to Golden Eagle and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2003 except possibly Ravia Seydler and various trusts which may be considered to be affiliated with Mrs. Seydler. At the present time, we do not know whether Mrs. Seydler is subject to the reporting obligations and we are waiting for a determination to be made by Mrs. Seydler after receiving advice from her advisors.

(l) Code of Ethics

        We adopted a code of ethics on March 23, 2004, meeting the requirements of Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling, or persons performing similar functions. A copy of the code of ethics is attached hereto.

Item 11. Executive Compensation

(a) and (b)   Summary Compensation Table

        The following table sets forth information regarding compensation paid to the chief executive officer of Golden Eagle International, Inc. for the years ended December 31, 2001, 2002 and 2003. No other person who is currently an executive officer of Golden Eagle earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.

		Annual Compensation		Long Term Compensation Awards		Payouts
Name and Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options and SARS	LTIP Payouts	All Other Comp.
Terry Turner, CEO
	2001	0	0	0	0	0	0
	2002	$103,038(A)	$60,000(A)	0	25,000,000 (B)(C)	0	0
	2003	$240,666(A)	$60,000(A)	0	0 (B)(C)	0	0
(A)	Mr. Turner has accrued salary at the rate of $200,000 per year since February 14, 1997, although only $48,592 was paid in 1997 and no salary was paid in 1998, 1999, 2000 or 2001, resulting in the accrual of $990,012 in back salary at December 31, 2001. Subsequent to the 2001 year-end, on March 22, 2002, we filed a Current Report on Form 8-K reporting that on December 31, 2001, Mr. Turner waived $443,772 of his accrued salary without any consideration from Golden Eagle. During 2003, Mr. Turner waived an additional $36,457. As a result of this waiver, Golden Eagle continues to owe Mr. Turner of $516,783 in back salary, but he has agreed that this liability bears no interest. This note is offset by a note receivable from Mr. Turner in the amount of $516,783. The receivable and payable are netted out to a zero balance. During 2003, Mr. Turner did receive $240,666 in salary compensation, and $60,000 in a non-cash bonus to reduce Mr. Turner’s liability to Golden Eagle that he was accruing equally as advances against any salary owed.

(B)	On March 20, 2002, the board of directors granted Mr. Turner options to purchase 25,000,000 common shares of Golden Eagle’s common stock at $0.075 per share based on an average closing share price over the thirty previous trading days to the date of the grant of the options. The board used the thirty trading days to reach a reasonable strike price due to the volatility of our stock, and believed such a period to be more indicative of the actual fair market value.

(C)	On December 30, 2002, Mr. Turner exercised his option rights to purchase 13,586,957 of Golden Eagle’s common stock. However, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like-kind, share-for-share exchange, on a rolling basis, 3,586,957 shares at the exercise price of $0.284 per share for 10,000,000 shares of common stock at the strike price of $0.075 per share. On March 20, 2003, Mr. Turner exercised his option rights to purchase the remaining 11,413,043 shares under his option agreement with Golden Eagle. However, again, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like-kind, share-for-share exchange, on a rolling basis, 4,599,456 shares at the exercise price of $0.186 per share for 6,813,587 shares of common stock at the strike price of $0.075 which was expensed during 2002, however, the shares were not issued until 2003. Mr. Turner’s total shareholding after his like-kind, share-for-share exchanges is: 16,813,587 shares of Golden Eagle’s common stock. The value of this stock on the date of exercise was $2,840,000.

        We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer’s responsibilities.

        There are no employment agreements with our other employees.

(c) Options/SAR Granted During Year Ended December 31, 2003

        The following table sets forth information regarding the grant of options and stock appreciation rights to our chief executive officer (the only officer named in the compensation table) during 2003 and subsequently:

Name	Number of Securities underlying options/SARs granted	Percent of total options/SARs granted to all employees in fiscal year	Exercise or base price	Expiration date
Terry C. Turner	0	0%	$0

        On November 3, 2000, the board of directors granted a retention bonus to certain employees of its Bolivian subsidiary, and its Administrative Vice President in Bolivia (Mac Delozier), of which 642,500 shares vested in 2002, and a like amount will continue to vest annually through 2005.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The following table sets forth information about stock option exercises and other information during our 2003 fiscal year:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In The Money Option/SARs At FY-End ($) Exercisable/ Unexercisable
Terry C. Turner	10,000,000 (a)(b)	$2,840,000 (a)	0	$0 (a)
(a)	On December 30, 2002, Mr. Turner exercised his option rights to purchase 13,586,957 of Golden Eagle’s common stock. However, to acquire shares, Mr. Turner exchanged with Golden Eagle, in a like kind, share-for-share exchange, on a rolling basis, 3,586,957 shares (acquired at a cost of $269,022) at the exercise price of $0.284 per share (resulting in a value of $1,018,696) for 10,000,000 shares of common stock at the strike price of $0.075 per share.

(b)	This does not include information for options Mr. Turner exercised subsequent to December 31, 2002, to purchase the remaining 11,413,043 shares under his option agreement with Golden Eagle.

(e) Long Term Incentive Plan — Awards in Last Fiscal Year

        We have no long-term incentive plans other than the “Retention Bonus” for Bolivian employees (not including Mr. Turner) described above.

(f)     Defined benefit or actuarial plan disclosure.

        Since October 1998, we have paid the medical insurance premiums for our employees. We currently have no stock ownership or other profit sharing, defined benefit, actuarial, or pension plans, nor life insurance or any other benefit plan for our employees, but may adopt such plans in the future. We have no retirement plans and, therefore, have made no contributions to any such plan on behalf of the named officers.

(g) Compensation of Directors

        We currently have four directors on our board. Three of them, Max Staheli, Kevin Pfeffer and Alvero Riveros receive $1,000 per month as a director’s fee. Terry C. Turner is president of Golden Eagle and receives a salary for such duties as discussed above. Dr. Ronald Atwood was a director of Golden Eagle until he resigned from that capacity in January 2004 for health reasons. He continues to assist on technical matters on a consulting basis.

        During 2003 when he was a director, Dr. Atwood was granted 1,000,000 shares of Golden Eagle’s restricted common stock during 2003 as compensation and bonus for his services. The same number of shares were also granted during 2003 to Tio Rico, Dr. Atwood’s previous employer in order to relieve him from his contract to Tio Rico. Golden Eagle’s payment to Tio Rico allowed Dr. Atwood to work full time on Golden Eagle projects. An additional 1,000,000 shares was granted to Dr. Atwood’s new firm of Redstone Ltd. Thus during 2003 we paid 3,000,000 shares to or for Dr. Atwood’s benefit.

        We announced in a Form 8-K reporting on events of December 30, 2002, that Max Staheli, a member of our board of directors, had received a share grant from our board of directors of 500,000 shares of our common, restricted stock issuable in 2002, and 500,000 shares issuable in 2003. However, during 2003, the Board revised the grant of shares to Mr. Staheli, amending the original Board resolution, and granting to Mr. Staheli 1,000,000 shares of our restricted common stock in November 2003, as a bonus for his three years as a member of our Technical Advisory Board (1997-2000), and three years as a member of our board of directors (2000-2003).

        Except as described herein, no officer or director of Golden Eagle has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on our behalf.

(h)     Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

        We have no employment contract with any executive officer. We also have no compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of Golden Eagle or a change in the individual’s responsibilities following a change in control.

(i) Report on Repricing of Options/SARs

        Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2003.

(j)     Additional information with respect to compensation committee interlocks and insider participation on compensation decisions.

        We have a compensation committee consisting of Messrs. Staheli and Pfeffer. They make determinations as to the compensation of our president. There are no compensation interlocks among the current board of directors except to the extent that each of the directors participate in decisions to grant options and stock bonuses to the other directors. No officer of the Company (other than Mr. Turner who is also a director) participated in any compensation decisions with the board of directors concerning executive officer compensation.

(k)     Board compensation committee report on executive compensation.

Report on Executive Compensation of the Compensation Committee of the Board of Directors

I.	Policies Applicable to Executive Officers.

        The Compensation Committee measures the performance of our named executive officers by the following criteria:

a.	Overall contribution of the officer during his period of employment with Golden Eagle. Officers are evaluated to the extent that they have acheived the goals recommended by the CEO and approved by the board.

b.	The individual contribution to Golden Eagle’s overall performance and progress, in his function, during the previous year.

c.	The ability of the officer to work within the Golden Eagle management team to ensure the most efficient and productive company-wide operation.

II.	Criteria for CEO Compensation.

CEO compensation is based on the three criteria set out above in Policies Applicable to Executive Officers, as well as the following:

a.	The CEO’s creativity, flexibility and persistence in achieving goals established by the board.

        During 2003, under the leadership of the CEO, a key acquisition was negotiated and closed, that of the Buen Futuro property, proven reserves of which were estimated recently; key staff members were added; an expanded capacity plant at Cangalli was brought online; large amounts of company debt were converted to equity, thus improving the balance sheet significantly. However, the company had not yet achieved profitablity as of year end 2003. It is principally on the basis of these considerations that the compensation committee recommended to the board an increase in Mr. Turner's base salary from $200,000 per year to $240,000 per year. We believe such increased compensation is economical in comparison to the compensation of CEOs of similarly sized companies in the mining industry.

        Mr. Turner receives a $60,000 per year non-cash bonus to equalize the advances made to him against the salary receivable that he held from Golden Eagle. This non-cash bonus will continue for a period of 10 years.

December 31, 2003 By: /s/ Max Staheli —————————————— Max Staheli Committee Member
By: /s/ Kevin K. Pfeffer —————————————— Kevin K. Pfeffer Committee Member

(l) Performance graph.

Five Year Stockholder Return Comparison

The following graph assumes a $100 investment on December 31, 1999 in each of the Corporations common stock, the S&P 500 and the Gold Index.

On December 31, 1999, our stock traded at $.05 per share and on December 31, 2003, our stock closed at $.21 per common share or a 320% increase over the five-year period. On December 31, 1999, the S&P 600 Small Cap Index stood at 197.79 and on December 31 2003, it closed at 270.42 or a 36% increase over the five-year period. On December 31, 1999, the Gold Index stood at 45.28 and on December 31, 2003, it closed at 91.13 a 101% increase over the five year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) and (b)    Security ownership of certain beneficial owners and management

        At December 31, 2003, and subsequently, we had only one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).

        The following table sets forth information as of December 31, 2003, with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

Name of beneficial owner	Shares owned beneficially		Percent of class

Kevin Pfeffer	124,820,685	(2)	26.97%
740 Gulf Lane.
Pinewood, FL 33945

Mary A. Erickson	26,500,000 (3)		5.72%
C/O Mitch Geller, Esq.
1800 S. Gaylord
Denver, CO 80206

Ravia Seydler and Herbert M. Seydler Trust	18,898,729(4)		4.08%
c/o Hirsch and Westheimer, P.C.
700 Louisiana, 25th Floor
Houston, TX 77002

Terry C. Turner	13,048,246 (5)		2.88%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Betty Jane Seydler and Betty Jane Seydler Trust	11,950,000(6)		2.58%
c/o Hirsch and Westheimer, P.C.
700 Louisiana, 25th Floor
Houston TX 77002

Ronald L Atwood, Ph.D.	7,080,882(7)		1.53%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Max Staheli	1,000,000	(8)	0.22%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Harlan M. (Mac) Delozier	900,000	(9)	0.19%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Tracy A. Madsen	307,500	(10)	0.07%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Alvaro Riveros	0		0
12401 S. 450 E. Bldg D1
Salt Lake City, UT 84054

All officers and directors
as a group	203,506,042		44.25%

(1)	As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.

(2)	Kevin Pfeffer’s shares include 106,150,446 shares that he received as part of the conversion of his debentures to common stock as part of his debenture agreement. Mr. Pfeffer also serves as a director of the Company.

(3)	Consists of 13,500,000 shares owned indirectly and beneficially by Ms. Erickson as sole shareholder of Golden Eagle Mineral Holdings, Inc., the record holder of the shares, of which 13,500,000 shares have been pledged to Frost National Bank as collateral on a revolving line of credit issued to Golden Eagle. Ms. Erickson is the daughter of Ravia Seydler, and niece of Betty Jane Seydler. Mary Erickson disclaims any interest in the shares beneficially owned by her mother or her aunt.

(4)	Includes 10,690,000 shares owned by The Herbert M. Seydler, Jr. Trust, 2,600,000 shares owned by Ravia Seydler; and 5,607,129 shares that she received during 2003 for the conversion of a note payable due to her by the Company into common stock. Ravia Seydler is Mary Erickson’s mother and sister-in-law of Betty Jane Seydler and the husband of the late Herbert M. Seydler. Ravia Seydler disclaims any interest in the shares beneficially owned by either Mary Erickson or Betty Jane Seydler.

(5)	Mr. Turner is the president, CEO and Chairman of the company.

(6)	Includes 11,940,000 shares owned by The Betty Jane Seydler Trust; and 10,000 shares owned directly by Betty Jane Seydler. Betty Jane Seydler is Mary Erickson’s aunt and Ravia Seydler’s sister-in-law. Betty Jane Seydler disclaims any interest in the shares beneficially owned by either Mary Erickson or Ravia Seydler.

(7)	Golden Eagle contracts with a consulting firm for the services of Ronald Atwood, Ph.D. That consulting firm has received 3,005,800 shares of restricted common stock of Golden Eagle as compensation for metallurgical studies conducted on our Bolivian gold deposit before Dr. Atwood was an officer and director of Golden Eagle. While Dr. Atwood is neither an officer nor director of the consulting firm holding the shares, he may, in the future, benefit from the shares paid to the consulting firm. This firm also purchased an additional 2,330,882 shares under a private placement agreement during 2003. In addition, another firm, which employed Dr. Atwood, received 1,000,000 shares of stock during 2003. In addition, in 2003, Dr. Atwood received 1,000,000 shares of Golden Eagle’s restricted common stock as compensation and a bonus for his service on our board of directors and as our Vice President for Development.

(8)	We announced in a Form 8-K reporting on events of December 30, 2002 that Max Staheli, a member of our board of directors, had received a share grant from our board of directors of 500,000 shares of our common, restricted stock issuable in 2002, and 500,000 shares issuable in 2003. However, during 2003, the Board revised the grant of shares to Mr. Staheli, amending the original Board resolution, and granting to Mr. Staheli 1,000,000 shares of our restricted common stock in November 2003, as a bonus for his three years as a member of our Technical Advisory Board (1997-2000), and three years as a member of our board of directors (2000-2003).

(9)	On November 3, 2000, the board of directors granted a bonus of 1,000,000 shares of restricted common stock to Mr. Delozier for his years of service to us, as well as a “Retention Bonus” of 300,000 shares of restricted common stock per year that Mr. Delozier remains with us, vesting on November 1, 2001, 2002 and 2003.

(10)	Tracy A Madsen is our Corporate Secretary, Treasurer, CFO and Vice President of US operations. During 2003, he purchased 37,500 shares on private placement, 20,000 shares on the open market and was granted 250,000 shares as a bonus in November 2003.

(c) Changes in control

We know of no arrangement, the operation of which may, at a subsequent date, result in change in control.

Item 13.  Certain Relationships and Related Transactions

(a) Cancellation of Indebtedness

        During 1997 through 2001, Golden Eagle did not have the funds to pay salaries to its president (Mr. Turner) and to its former president (Mary Erickson, who also was formerly our Secretary/Treasurer and who is a significant shareholder of Golden Eagle). As a result, their salaries accrued unpaid. This accrual ceased for Ms. Erickson when she resigned in October 1999. Mr. Turner’s salary continued to partially accrue in 2002, and Golden Eagle paid only $103,000 of the $200,000 owed to him during 2002.

        As of December 31, 2001, we had accrued a total of $1,452,126 in accrued compensation to both Mr. Turner and Ms. Erickson. On that date Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him, and Ms. Erickson waived her entire accrued balance of $462,114, leaving her with a $-0- balance owing as back compensation. On December 31, 2003, Mr. Turner waived an additional $36,457 owed to him.

The total of these waivers was a reduction of $942,343 in liabilities on our balance sheet. As a result of these waivers, and offsets against advances to Mr. Turner during 2002 and previous periods, at December 31, 2003 the total sum that we owed Mr. Turner was $0 in accrued compensation. We did not owe any other person accrued compensation.

(b) Grant of Options

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

        On March 20, 2002, the Board of Directors also granted 25,000,000 options to Terry C. Turner, our President, as described above in Item 10 – Executive Compensation. Mr. Turner also subsequently exercised all of those options as described in Item 10.

(c ) Loans to the Company from Affiliates

        We have suffered chronic working capital shortages. To provide short-term relief, Ms. Erickson and certain of her family members have advanced funds to us. In addition, Ms. Erickson and certain of her family members have guaranteed certain of our obligations, as outlined below. In each case, loans from Ms. Erickson accrue interest at 8% per annum, while loans from her family members accrue interest at 10.5% and 12%. All of the loans are unsecured loans and are due January 1, 2005, and we have classified them as current liabilities. In our opinion, the loans are significantly more favorable to us than could have been obtained from any other source; in fact, given our financial condition and lack of profitable operations or assets within the United States, it is unlikely that any unaffiliated person would have advanced funds to us on any terms or conditions.

        In addition, as described elsewhere in this Annual Report, Mr. Turner (our President and CEO) has advanced funds to us for operations in Bolivia.

Date	Affiliated Lender	Loan Amount (Repayment)	Outstanding Balance at Year end
2003	Terry C. Turner (1)	$(28,482)1	$0
	Mary Erickson (2)	(18,000)	23,204
	Ms. Erickson's family members (3)	(629,062)	450,000
	Ronald Atwood (4)	(61,954)	-

2002	Terry C. Turner	59,025	28,482
	Mary A. Erickson	-	41,204
	Ms. Erickson's family members	-	1,079,062
	Ronald Atwood	(61,954)	($61,954)

2001	Terry C. Turner	(261,828)	22,459
	Mary A. Erickson	(3,762)	41,204
	Ms. Erickson's family members	-	1,079,062
	Ronald Atwood	$(61,954)	$(61,954)
(1)	The net unpaid salary owed to Mr. Turner as of the dates indicated. As described above, in 2001 and 2003, respectively. Mr. Turner waived a portion $443,772 and $36,457 of the unpaid salary owed to him. With total offsets for advances, Mr. Turner was owed at $0 year-end 2003. Mr. Turner is paid $60,000 per year as a cashless bonus. These fund are applied to the amount owed to us by Mr. Turner. As the note from Mr. Turner is paid down with the cashless bonus he will continue to forgive accrued salary.

(2)	Ms. Erickson’s note was reduced by $18,000 based on a review of her note and the funds due her.

(3)	A note payable in the amount of $629,062 plus accrued interest due to Ravia Seydler was converted to common stock at $.19 per share. A note payable in the amount of $450,000 plus accrued interest remained outstanding at December 31, 2003. This note to Betty Seydler matured on June 30, 2003. We are currently negotiating with Ms. Seydler for the conversion or extension of this note.

(4)	All funds due to Dr. Atwood were paid in cash during 2003. Dr. Atwood’s services are contracted for with a consulting firm for $10,000 per month. However, this firm agreed to accept one-half of the monthly compensation and defer the balance. Because of economic reasons, this firm has had to borrow against the pending balance in Bolivia. The disclosure is made because of Dr. Atwood’s relationship to the consulting firm, of which he is neither on officer nor a director, but would be deemed to be a significant employee in the firm.

        On February 11, 1997, Frost National Bank loaned us $240,000 pursuant to a short-term bridge loan at the bank’s prime rate, due August 1, 1997. In April 1997, the same bank loaned us $1 million pursuant to a revolving line of credit agreement (which has now been extended to June 29, 2004. The loan bears interest at the floating prime rate plus 3% (7.0% on March 11, 2004). In addition, the loan is personally guaranteed by Ms. Erickson and her corporation, including a pledge of 13,500,000 shares of our restricted common stock owned by her corporation. The loan is further secured by certain assets of Ms. Erickson’s family members and all of our assets. We issued a total of 20,000,000 shares of our restricted common stock to her family members as a fee for their guarantees of the $1 million loan. We used the proceeds from the $1 million loan to retire an earlier $240,000 bank bridge loan and for other working capital expenses incurred in connection with our 1997 operations on the Cangalli properties. During the November 2003 renewal, the note was converted to a straight term loan and a $9,956 renewal fee was paid. Frost National Bank has indicated that it does not intend to renew the loan past the June 29, 2004 maturity date. At this time we have secured no other financing sources to pay this loan, and there is no assurance that we will be able to secure other financing prior to the loan maturity date. However, efforts are being made to secure the necessary funds to retire this loan satisfactorily.

(d) Formation of Bolivian Subsidiaries

        We formed Golden Eagle Bolivia Mining, S.A., (“GEBM”) in January 1996 to conduct our operations in Bolivia. We initially owned 74% of GEBM and later acquired an additional 19% from its Bolivian partners, for a total of 93%. GEBM is essentially a dormant company as of the filing of this report.

        We also formed a second subsidiary, Eagle Mining of Bolivia, Ltd. (“EMB”) in October 1996 to own the contract for the mining rights. We own 97% of EMB; our affiliate, Mary A. Erickson, owns the remaining 3%. EMB is an inactive company since all of Golden Eagle’s activities and assets were consolidated into GEII Bolivia.

        We formed a wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia)(“GEII (Bolivia)", during 2001. The UCL subsequently entered into a new contract with this subsidiary, which contained all of the terms and conditions of the previous contract with EMB, but also contained language that was beneficial to our interests in Bolivia. During 2002 and 2003, we have consolidated all of our activities, operations and assets in Bolivia into GEII (Bolivia). The consolidation resulted from a return of capital to GEII (USA) pursuant to Bolivian law, and GEII (USA) then making a capital contribution of those items back to GEII (Bolivia). No compensation of any kind was paid to any of the shareholders of GEBM, nor of EMB, nor was any required.

Item 14. Principal Accountants Fees and Services.

        Our board of directors selected the independent accounting firm of Gordon Hughes & Banks with respect to the audit of our consolidated financial statements for the year ended December 31, 2003.

        Audit Fees. In connection with professional services rendered for the audit of our annual financial statements for the years ended December 31, 2003 and 2002, and the reviews of the financial statements included in our quarterly reports filed on Form 10-QSB for those years Gordon Hughes & Banks billed us fees in the aggregate amount of approximately $51,000 and $45,000, respectively.

        Audit Related Fees. There were no fees billed in each of the last two fiscal years (ended December 31, 2003 and 2002) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Golden Eagle’s financial statements that are not reported under “Audit Fees.

        Financial Information Systems Design and Implementation Fees. We did not pay any fees to Gordon Hughes & Banks for professional services rendered for financial information systems design and implementation as that term is defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

        Tax Fees. The aggregate fees billed in each of the last two fiscal years (ended December 31, 2002 and 2001) for assurance and related services by the principal accountant for professional services rendered by Gordon Hughes & Banks for tax compliance, tax advice, and tax planning were approximately $3,000, and $5,000, respectively. The nature of the services for which these fees were received was preparation of tax returns. The board of directors had pre-approved these services.

        All Other Fees. During the fiscal years ended December 31, 2003 and 2002, there were no other fees paid Gordon Hughes & Banks for any other auditing or accounting services.

        Total Fees. The total fees charges for all services by Gordon, Hughes & Banks were:

During the fiscal year ended December 31, 2003: $54,000
During the fiscal year ended December 31, 2002: $50,000

        Our board of directors has considered the information described in “Financial Information Systems Design and Implementation Fees” and “All Other Fees” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors (since Golden Eagle did not have an audit committee at that time) pre-approved all such services.

        Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

(b) Exhibits

        The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

3.1		Articles of Incorporation, as amended (1)
3.2		Bylaws (1)
10.1		Mineral Concession with the United Cangalli Gold Mining Cooperative, Ltd. (2)
10.2		Contract for the Purchase of Concessions and Contract Mining Rights (translated from the original Spanish) (3)
10.3		Convertible Debenture and Convertible Debenture Agreement dated October 18, 2002, as of February 6, 2002, executed by and between GEII and Mr. Pfeffer (4)
10.4		Buen Futuro purchase agreement dated June 2003 executed between GEII and Michael Biste (attached herewith)
22.1	Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia ;Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia
Golden Eagle International, Inc. (Bolivia), incorporated under the laws of Bolivia
14.1		Code of Ethics
31.1		Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1		Certification by the Principal Executive Officer pursuant to Rule 1350
32.2		Certification by the Principal Executive Officer pursuant to Rule 1350

	(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
	(2)	Incorporated by reference from our Form 8-K reporting an event of December 19,1996
	(3)	Incorporated by reference from our Form 8-K reporting an event of July 2, 2002
	(4)	Incorporated by reference from our Form 8-K reporting an event of November 1, 2002

(c)  Reports on Form 8-K:

        The following reports on Form 8-K were filed during the year ended December 31, 2003, and subsequently:

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
August 7, 2003, reporting on events under Items 7 & 12 of Form 8-K
July 22, 2003, reporting on events under Items 7 & 12 of Form 8-K
August 7, 2003, reporting on events under Items 7 & 12 of Form 8-K
August 21, 2003, reporting on events under Items 7 & 12 of Form 8-K
September 15, 2003, reporting on events under Items 7 & 12 of Form 8-K
October 10, 2003, 2003, reporting on events under Items 7 & 12 of Form 8-K
October 14, 2003, reporting on events under Items 7 & 12 of Form 8-K
November 7, 2003, reporting on events under Items 7 & 12 of Form 8-K
November 18, 2003, reporting on events under Items 7 & 12 of Form 8-K
December 8, 2003, reporting on events under Items 7 & 12 of Form 8-K
January 6, 2004, reporting on events under Items 5, 6 & 7 of Form 8-K
January 20, 2004, reporting on events under Items 7 & 12 of Form 8-K
February 25, 2004, reporting on events under Item 9 of Form 8-K
February 26, 2004, reporting on events under Item 9 of Form 8-K
February 26, 2004, reporting on events under Item 9 of Form 8-K/A
March 1, 2004, reporting on events under Item 9 of Form 8-K/A
March 22, 2004, reporting on events under Items 7 and 12 of Form 8-K

Signatures.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: March 16, 2004

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: March 16, 2004
By: /s/ Max Staheli —————————————— Max Staheli MBA, Director Date: March 16, 2004
By: /s/ Kevin K. Pfeffer —————————————— Kevin K. Pfeffer MBA, Director Date: March 16, 2004
By: /s/ Alvaro Riveros —————————————— Alvaro Riveros Director Date: March 16, 2004
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen MBA, Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer Date: March 16, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Golden Eagle International, Inc.Salt
Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 63% and 74% of total consolidated assets as of December 31, 2003 and 2002, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001 is based solely on the report of the other auditors.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had a significant working capital (deficit) as of December 31, 2003 and has incurred substantial losses since its inception. The Company presently has relatively small mineral production and requires significant additional financing to satisfy its outstanding obligations and expand mining production. In addition, the Company’s ability to conduct operations remains subject to other risks, including operating in isolated regions of Bolivia and the concentration of operations in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing and can expand its production, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Gordon, Hughes and Banks, LLP
Greenwood Village, Colorado
March 5, 2004

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and ShareholdersGolden
Eagle Bolivia Mining S.A.Golden
Eagle International, Inc. Bolivia andGolden
Eagle International

La Paz — Bolivia

We have audited the general balance of Golden Eagle International, Inc. Golden Eagle International, Inc. Bolivia and Golden Eagle Bolivia Mining S.A., as of December 31, 2003 and 2002, and the profit and loss statement, the transformation of equity statement, the statements of expenditures origin and the use of those funds for the periods ending December 31, 2003, 2002 and 2001. The responsibility of the presentation of these financial statements is entirely of the companies. Our responsibility is to express an opinion about these financial statements based on our audit.

We have made our examination according to the current auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements are fairly presented in every significant aspect as well as the financial situation of Golden Eagle International, Inc., Golden Eagle International, Inc. Bolivia and Golden Eagle Bolivia Mining S.A., for the periods ending December 31, 2003, 2002 and 2001, the results of its operations and statements of origin and application of funds to those dates according to generally accepted accounting principles

POZO and ASOCIADOS C.P.A. S.R.L. /s/
R.U.C. 3242765
ENRIQUE POZO BALDERRAMA
R.U.C. 3883604
MAT. PROF. No CAUB-0040
MAT. PROF. No. CAULP-0075

LA PAZ, BOLIVIA
February 9, 2004

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2003 and 2002

	2003	2002

ASSETS
CURRENT ASSETS
Cash	$127,761	$335,029
Accounts receivable	8,519	167,305
Prepaid expenses	154,872	110,378
Inventory	318,641	9,273

Total current assets	609,793	621,985

PROPERTY AND EQUIPMENT
Mining equipment and property	1,159,448	896,819
Mine development costs	386,178	415,295
Mineral interests and intangible assets	1,700,397	1,239,450
Office equipment	142,394	127,571
Vehicles and aircraft	122,577	95,238

	3,510,994	2,774,373
Less accumulated depreciation and depletion	(548,907)	(394,054)

Total property and equipment	2,962,086	2,380,319

OTHER ASSETS
Advances to officers	-	61,954

Total Assets	$3,571,879	$3,064,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

CURRENT LIABILITIES
Accounts payable	$91,499	$428,809
Accrued expenses	167,151	208,035
Current portion of contract payable	25,000	-
Bank loan payable	995,800	995,800
Other notes payable	-	25,000
Loans from related parties	473,204	1,120,266
Related party payable	-	73,595
Accrued interest payable	518,712	849,233

Total current liabilities	2,271,367	3,700,738

Contract payable, net of current portion	300,000	-
Convertible debentures payable	-	3,836,325
Beneficial conversion interest discount	-	(1,914,901)

Total liabilities	2,571,367	5,622,162

STOCK OPTION OBLIGATIONS	-	2,281,189
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000
authorized shares;
462,869,451 and 271,123,639 issued and
outstanding shares, respectively	46,287	27,112
Additional paid-in capital	37,141,188	24,815,926
Deferred compensation	-	(14,222)
Accumulated (deficit)	(36,186,963)	(29,667,909)

Total stockholders' equity	1,000,512	(4,839,093)

	$3,571,879	$3,064,258

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

REVENUES	$1,325,591	$481,620	$-

OPERATING EXPENSES
Production	962,910	101,147	-
Production taxes	172,252	62,611	-
Exploration and development	1,106,185	257,486	231,491
General and administration	2,594,692	2,772,462	1,498,398
Non-cash stock option compensation		7,393,189
Asset impairment	-	88,010	-
Depreciation and depletion	154,853	101,166	66,724

Total operating expenses	4,990,892	10,776,071	1,796,613

OPERATING (LOSS)	(3,665,301)	(10,294,451)	(1,796,613)

OTHER INCOME (EXPENSE)
Interest expense	(2,909,462)	(2,216,046)	(821,805)
Gain on settlement of litigation	-	275,800	-
Other, net	55,708	(37,692)	1,352

Total other income (expense)	(2,853,753)	(1,977,938)	(820,453)

NET (LOSS)	$(6,519,054)	$(12,272,389)	$(2,617,066)

BASIC AND DILUTED (LOSS) PER SHARE	$(.02)	$(.05)	$(.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	330,118,355	235,915,152	189,562,575

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,519,054)	$(12,272,389)	$(2,617,066)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	1,394,944	1,033,745	344,578
Stock issued for exploration and development	691,809	-	-
Stock issued to settle dispute	-	-	70,000
Stock options compensation	-	7,393,189	-
Amortization of beneficial conversion discount	2,252,072	1,252,109	425,385
Depreciation and depletion	154,853	101,166	66,724
Impairment	-	88,010	-
Stock issued for interest	23,500	475,500	44,700
Amortization of deferred compensation	14,222	74,578	48,756
Loss (Gain) on retirement of property and equipment	33,876	-	11,254
Gain on settlement of litigation	-	(275,000)	-
Changes in operating assets and liabilities:
Accounts receivable	158,786	(167,302)	-
Prepaid expense and other costs	(44,494)	(80,855)	20,079
Inventory	(309,365)	(9,276)	-
Advanced royalties	-	100,000	(3,764)
Accrued expenses	(40,883)	(676)	(497,659)
Accounts payable	(337,293)	111,408	(33,675)
Related party payable	(73,595)	51,136	739,958
Accrued interest	572,404	477,814	296,186

Net cash flows (used for) operating activities	(2,028,218)	(1,646,843)	(1,122,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(347,891)	(882,122)	(76,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	1,538,495	1,090,000
Loans from (repayments to) related parties	18,954	25,000	(267,828)
Proceeds from other notes payable	-	-	3,754
Repayments of other notes payable	-	(64,637)	(27,388)
Common stock sold	2,149,887	1,337,211	363,534

Net cash flows provided by financing activities	2,168,841	2,836,069	1,162,072

NET INCREASE (DECREASE) IN CASH	(207,268)	307,104	(37,009)
CASH - BEGINNING OF PERIOD	335,029	27,925	64,934

CASH - END OF PERIOD	$127,761	$335,029	$27,925

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Years Ended December 31, 2003, 2002 and 2001
			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total
Balance at December 31, 2000	172,746,242	$17,273	$10,701,766	$(137,556)	$(14,778,454)	$(4,196,971)
Issued for cash ($.03 to $.05 per share)	11,424,662	1,144	362,390	-	-	363,534
Issued for mining prospect ($.03 per share)	10,000,000	1,000	299,000	-	-	300,000
Issued for services ($.03 to $.06) per share)	5,341,051	534	344,044	-	-	344,578
Convert accrued interest on convertible debentures ($.03 per share)	5,000,000	500	149,500	-	-	150,000
Cancellation of accrued officer salaries	-	-	905,886	-	-	905,886
Issued for interest ($.03 per share)	600,000	60	44,640	-	-	44,700
Settlement of lawsuit with former officer	1,000,000	100	69,900	-	-	70,000
Intrinsic value of debentures beneficial conversion interest	-	-	1,815,059	-	-	1,815,059
Amortization of deferred compensation	-	-	-	48,756	-	48,756

Net (loss)	-	-	-	-	(2,617,066)	(2,617,066)

Balance at December 31, 2001	206,111,955	20,611	14,692,185	(88,800)	(17,395,520)	(2,771,524)

Issued for cash ($.03)	24,912,131	2,490	744,872	-	-	747,362
Issued for cash ($.03 to $.12 per share)	7,154,183	716	589,133	-	-	589,849
Issued for services ($.03 to $.275) per share)	6,400,870	641	1,033,104	-	-	1,033,745
Issued for interest ($.05 to $135 per share)	4,600,000	460	475,040	-	-	475,500
Issued for acquisition of mining property	3,944,500	394	394,056	-	-	394,450
Issuance of stock options to related parties	-	-	2,098,000	-	-	2,098,000
Instrinsic value of debentures beneficial conversion interest	-	-	1,777,336	-	-	1,777,336
Amortization of deferred compensation	-	-	-	74,578	-	74,578
Cashless exercise of stock options by related party	18,000,000	1,800	3,012,200	-	-	3,014,000
Net (loss)	-	-	-	-	(12,272,389)	(12,272,389)

Balance at December 31, 2002	271,123,639	27,112	24,815,926	(14,222)	(29,667,909)	(4,839,093)
Issued for cash ($.08 to $.15 per share)	23,697,207	2,370	2,147,517	-	-	2,149,887
Issued for services ($.12 to $.255) per share)	8,297,073	830	1,394,114	-	-	1,394,944
Issued for exploration and development ($.14 to $.217 per share)	4,362,562	436	691,373	-	-	691,809
Issued for interest (.235 per share)	100,000	10	23,490	-	-	23,500
Issued for acquisition of mining property	589,204	59	97,551	-	-	97,610
Cashless exercise of stock options by related party	12,264,456	1,226	2,279,963	-	-	2,281,189
Conversion of debt ($.03 to $.19 per share)	131,188,354	13,119	4,452,268	-	-	4,465,387
Conversion of accrued interest ($.03 to $.19 per share)	11,246,956	1,125	901,800	-	-	902,925
Amortization of deferred compensation	-	-	-	14,222	-	14,222
Intrinsic value of debentures beneficial conversion interest	-	-	337,186	-	-	337,186
Net (loss)	-	-	-	-	(6,519,054)	(6,519,054)
Balance at December 31, 2003	>462,869,451	$46,287	$37,141,188	$-	$(36,186,963)	$1,000,512

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (the “Company,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. Prior to fourth quarter 2003, we were a mining enterprise in the exploration stage as set forth in Statement of Financial Accounting Standards, “SFAS” No. 7, “Accounting and Reporting by Development Stage Enterprises” and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999, promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. Since our inception, we have been engaged in organizational activities, acquiring, developing gold and other mineral properties, and starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. We have had initial production and have generated revenue through gold sales, but to date have not achieved positive cash flow on a company-wide basis. Presently, substantially all of our current operations are focused on two properties in the Republic of Bolivia, the combined Cangalli (the “Cangalli properties”) and Tipuani Valley gold properties (the “Tipuani Valley properties”) in western Bolivia and the Precambrian Shield area of eastern Bolivia (the “Precambrian properties”). Effective in the fourth quarter of 2003, we have established proven and probable reserves at our Cangalli and Buen Futuro properties. Therefore, effective in the fourth quarter of 2003, we are no longer an exploration stage company nor required to report as a development stage company under SFAS No. 7.

Organization of Subsidiaries and Bolivian Mining Activities
In January 1996, we organized a Bolivian corporation, Golden Eagle Bolivia Mining, S.A. (“GEBM”). Golden Eagle had a 93% ownership in GEBM. In October 1996, a sister Bolivian corporation was formed, Eagle Mining of Bolivia, Ltd. (“EMB”), for the purpose of assuming, together with GEBM, the responsibilities under contract with a Bolivian gold mining cooperative, United Cangalli Gold Mining Cooperative, Ltd. (“UCL”). We have an 84% ownership in EMB; however, EMB is currently inactive. During 2001, Golden Eagle formed a wholly owned Bolivian corporation, Golden Eagle International, Inc. Bolivia (“GEII Bolivia”), to conduct all continuing operations in Bolivia. During 2002, we transferred substantially all agreements, obligations, assets and rights in Bolivia to GEII Bolivia from GEBM.

In 1996, GEBM had entered an agreement, subsequently amended, with UCL for 25 years, with an option for an additional 25 years, to explore and mine a group of mining concessions, the Cangalli properties, consisting of 5,000 acres owned by UCL. Under the agreement, we had to pay an 18% royalty and certain advanced royalty amounts. In 2001, all rights and obligations pursuant to these agreements were transferred to GEII (Bolivia). On July 2, 2002, we signed a definitive purchase agreement with UCL to acquire the original Cangalli mining concessions. The purchase price consisted of $300,000 cash, 3,944,500 shares of Company common stock valued at $394,450 ($.10 per share), and the assumption of $175,000 of UCL obligations maturing over four years. The agreement canceled the 18% gross royalty that was held by UCL. During 2003, an additional 133,000 shares of Golden Eagle stock valued at $22,610 were issued to UCL members to satisfy additional claims.

We own all right, title and interest in four mining claims, or concessions, in the Tipuani Valley properties, acquired in November 1999 and October 2000. The property totals 69,000 acres, and the 5,000 acres previously held by UCL, for a total of 74,000 acres. We are not required to pay any royalty on the Cangalli Properties or the Tipuani Valley properties, and are only required to pay annual claim fees to the Bolivian government of $0.40 per acre. Subsequent to the 2003 year-end, and, as a result of geological reconnaissance work further identifying and mapping the gold bearing conglomerate material in the paleochannel of the ancient Tipuani River basin, we reduced our landholdings in the Tipuani Gold District from 74,000 total acres (116 square miles) to 49,000 total acres (77 square miles). Concession fees were considerably reduced; however, we do not believe that any decrease resulted in the value of mineralized materials on our properties.

Organization of Subsidiaries and Bolivian Mining Activities(continued)
In June 2001, we acquired all rights, title and interest in three mining concessions consisting of 148,200 acres located 162 miles north of Santa Cruz, Bolivia, in eastern Bolivia’s Precambrian Shield area, together with all proprietary exploration information pertaining to the properties, including relevant reports, drill data, drill cores, reverse circulation cuttings, samples and geological maps. The Superintendent of Mines of the State of Santa Cruz later reduced the size of these concessions to 125,000 acres due to conflicts with neighboring claims. We are not required to pay a royalty on these properties, and can maintain them in perpetuity by paying annual claims fees to the Bolivian government of approximately $50,000.

In June 2003, we acquired 100% of the Buen Futuro mining claim located in the center of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield geological formation. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies.

During December 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for ore deposits containing gold and copper, as well as, near-surface gold oxide deposits. We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000 to acquire the property. To maintain the property in perpetuity, we must pay annual claims fees to the Bolivian government of $9,000. We have subsequently reduced some of our previously-held concessions in the Ascension Gold-Copper Trend, and our total landholdings in the Precambrian Shield now total 136,500 acres.

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $(1,674,588) as of December 31, 2003 and we have incurred substantial losses of $36,186,963 since our inception. We presently have one producing mine and plant that is breaking even on an operating basis but is not yet able to cover exploration, development and general and administrative expenses on a company-wide basis. To further develop the mine and plant at Cangalli, we will require additional financing to satisfy our outstanding obligations and an increase in gold production levels. In addition our bank has indicated it intends not to renew our loan for $995,800 on June 30, 2004. Unless we successfully obtain suitable significant additional financing arrangements, there is substantial doubt about our ability to continue as a going concern. Management’s plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, a Regulation D offering, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the mineral production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities and the depletion expense calculation, useful lives of property and equipment for depreciation, impairment valuations and calculation of deferred taxes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Reclassifications Certain amounts in the prior years have been reclassified to conform to the 2003 presentation.

Foreign Currency
The functional currency for our foreign subsidiaries is U.S. dollars. The financial transactions, records and statements of these foreign subsidiaries are all measured in U.S. dollars using the daily exchange rate in effect. As a result, we have no material currency translation gains or losses. Where the local currency is used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

Concentration of Credit Risk
Our cash equivalents and receivables are exposed to concentrations of credit risk. We manage and control risk by investing cash with a major financial institution. The amount on deposit occasionally exceeds the $100,000 federally insured limit. However, management believes that the financial institution is financially sound and the risk of loss is low. Current risk over our receivables for minerals sold is minimized by the short periods for which these receivables are outstanding.

Concentrations and economic vulnerability
Concentrations include: reliance on two areas containing our mining prospects in isolated regions of a foreign country; limited financial capacity of related parties and/or others to continue funding operations; and, reliance on the future stability of the local, regional and national governments in Bolivia. If we are successful in commencing sustained, profitable commercial levels of production in Bolivia, we will need significant quantities of mining equipment and supplies that are presently in short supply or unavailable. Weather may impact mining operations and transportation of heavy equipment in the region poses practical difficulties and is weather dependent.

Fair Value of Financial Instruments
Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Cash and Cash Equivalents All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Inventory Inventories consist of in-process and gold inventories.

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and dore. In-process inventories are valued at the lower of average production cost or net realizable value of the material fed into the process. As of December 31, 2003 and 2002, there was no in-process inventory.

Gold inventories represent mined and processed gold concentrates and dore. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to the Company. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2003 and 2002, we held 45,596 grams, or 1,466 troy ounces, and 1,789 grams, or 58 troy ounces, of gold in inventory, respectively. As of December 31, 2003 and 2002, gold inventory was valued at $318,641 and $9,273, respectively.

Property, Equipment and Mineral Development
Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets’ estimated useful lives as follows:

Mining equipment	7-8 years
Vehicles	5 years
Office equipment	4-10 years

Depreciation and depletion expense totaled $154,853, $101,166 and $66,724 for the years ended December 31, 2003, 2002 and 2001. There was no production for the year ended December 31, 2001. Costs associated with the acquisition and development of mining prospects are capitalized on a property-by property basis.

Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probably reserves are expensed. In 2003, we expensed $200,000 in pre-reserve mine infrastructure costs. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed.

To the extent that development costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific area. The capitalized cost bases subject to depletion expense are calculated on a formula based on the number of tons of ore that are expected to be mined against the total tons in proven and probable reserves and extrapolated to the number of tons in the area of influence of the mine. Depletion expense for the years 2003, 2002 and 2001 was $29,133, $5,515 and $-0-, respectively.

Mineral Interests and Other Intangible Assets
Mineral interests and other intangible assets include acquired mineral rights and royalty interests in production, development and exploration stage properties. The amount capitalized related to a mineral or royalty interest represents its fair value at the time it was acquired.

Intangible assets related to mineral interests represent mineral rights for parcels of land not owned fee simple by us. Intangible assets represent mineral rights related to production, development or exploration stage properties, and the value of such intangible assets is primarily driven by the nature and amount of mineralized material believed to be contained, or potentially contained, in such properties. Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material consisting of (i) other mineralized material such as inferred material within pits; measured, indicated and inferred material with insufficient drill spacing to qualify as proven and probable reserves; and inferred material in close proximity to proven and probable reserves; (ii) around-mine exploration potential such as inferred material not immediately adjacent to existing reserves and mineralization but located within the immediate mine infrastructure; (iii) other mine-related exploration potential that is not part of measured, indicated or inferred material and is comprised mainly of material outside of the immediate mine area; or (iv) greenfields exploration potential that is not associated with any other production, development or exploration stage property, as described above.

Our royalty interest consists of a 10% gross royalty on gold production from a single shaft mine operation, which was leased back to UCL during the purchase of the Cangalli properties from UCL.

Intangible assets associated with production stage mineral and royalty interests are amortized over the life of the mine using the UOP method in order to match the amortization with the expected underlying future cash flows. As a result, intangible assets associated with development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. With respect to intangible assets associated with exploration stage mineral interests, (i) the excess of the carrying value over the residual value of intangible assets related to other mineralized material, around-mine exploration potential and other mine-related exploration potential is amortized on a straight-line basis over the period that the we expect to convert, develop or further explore the underlying properties (which period is generally equal to the applicable life of the mine); and (ii) the excess of the carrying value over underlying the residual value of intangible assets related to greenfields exploration potential is amortized on a straight-line basis over the period in which we expect to complete the exploration process.

Residual values for exploration stage mineral interests represent the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests. The residual values can range from zero to 100% of the gross carrying value of the respective exploration stage mineral interests. Residual values are determined for each individual property based on the fair value of the exploration stage mineral interest, and the nature of, and the Company’s relative confidence in, the mineralized material believed to be contained, or potentially contained, in the underlying property. Such values are based on (i) discounted cash flow analyses for those properties characterized as other mineralized material and around-mine exploration potential, and (ii) recent transactions involving similar properties for those properties characterized as other mine-related exploration potential and greenfields exploration potential. Based on its knowledge

Amortization
of the secondary market that exists for the purchase and sale of mineral properties, the Company believes that both methods result in a residual value that is representative of the amount that the Company could expect to receive if the property were sold to a third party. When an exploration stage mineral interest is converted to a development or production stage mineral interest, the residual value is reduced to zero for purposes of calculating UOP amortization.

Long-Lived Assets
We have adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. In 2002, we recorded an impairment of $88,010 on mining equipment in Bolivia. There were no such impairments for the years ended December 31, 2003 and 2001.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of gold to the customer and when the collectibility of sales proceeds is assured. Production costs of gold sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. In September 2002, we began mining operations at our Cangalli gold mine. During the fourth quarter 2002, a total of 92,700 tons of gold bearing ore were mined and processed and during 2003, 458,767 tons of gold bearing ore was mined and processed. Through December 31, 2003, we had cumulatively produced 217,086 grams, or 6,964 troy ounces of gold, with gold sales of $1,744,600.

Reclamation and Remediation Costs (Asset Retirement Obligations)
On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In our current Bolivian operations, we do not have a legal or contractual obligation for reclamation or remediation of our mines after mining has ceased. As a result, the adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows. However, once development of our Precambrian Shield properties begins, we expect to incur asset retirement obligations.

Stock Based Compensation
We account for stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) for employee and directors. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. In 2002, we recognized expense for stock options issued to the current and former presidents of the Company because the exercise price was less than market and due to variable accounting requirements associated with cashless exercise stock options. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Accounting for Stock Based Compensation, SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123". Had additional compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, our net loss and net loss per share for the years ended December 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

Stock Based Compensation (continued)

	2003	2002	2001
Net (loss): As reported	$(6,519,054)	$(12,272,389)	$(2,617,066)
Officer compensation expense	-	(1,725,000)	-

Pro forma	$(6,519,054)	$(13,997,389)	$(2,617,066)
Net income (loss) per share of common stock:
As reported	$(.02)	$(.05)	$(.01)
Pro Forma	$(.02)	$(.06)	$(.01)

In 2001 and 2003, no options were issued. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, if any.

Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2002: risk free interest rates of 5%; no dividend yield, volatility factor of the expected market price of our common stock of 354%; and a weighted-average expected life of the options of 12 months.

Beneficial Conversion Feature of Debentures
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. By December 31, 2003, all debenture holders had exercised the conversion provision of their securities and converted outstanding principal and interest in the amount of $4,302,957 into 136,828,182 restricted common shares of Golden Eagle stock. As of December 31, 2003, there were no debentures or accrued interest on debentures outstanding.

Earnings (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive.

Income Taxes
We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting basis and the tax basis of our assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. During 2003, 2002 and 2001, we paid cash for interest of $58,331, $53,137 and $55,534, respectively. Non-cash investing and financing transactions during the periods consist of the following:

2003	Shares	Amount
Beneficial conversion interest added to equity	N/A	$337,186
Accrued interest converted to stock	11,346,956	902,925
Principal amount of debentures and notes converted to stock	131,188,355	4,465,387
Stock issued for mining prospect	589,204	97,610
Cashless exercise of stock options	12,264,456	2,281,189

2002
Beneficial conversion interest added to equity	N/A	$1,777,336
Accrued interest converted to debt	N/A	232,830
Liabilities assumed on acquisition of mining property	N/A	175,000
Common stock issued to acquire mining property	3,944,450	394,450

2001
Contribution of accrued officer salaries to equity	N/A	$905,886
Common stock issued for mining prospect	10,000,000	300,000
Beneficial conversion interest added to equity	N/A	1,815,059
Conversion of accrued interest on debentures into stock	5,000,000	150,000

Other Comprehensive Income We do not have any items of other comprehensive income for the years ended December 31, 2003, 2002 and 2001.

Certain Equity Instruments
In June 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We have adopted SFAS No. 150. As a result, stock to be issued in the purchase of Buen Futuro mineral interest has been included in liabilities.

Effect of New Accounting Pronouncements
In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on our results of operations or financial position since we currently have no derivatives or hedging contracts.

Note C – Mining properties

Our mining properties consist of the following:
	2003	2002

Mine development costs	$386,178	$415,295
Mineral interests and other intangible assets	1,700,397	1,239,450

	2,086,575	1,654,745
Less: accumulated depreciation and depletion	(34,648)	(5,515)

Total	$2,051,927	$1,649,230

Mine development costs
Our mine development costs consist of the following:
	2003	2002

Mine development costs	$320,064	$380,778
Processing plant and land	66,114	34,517

	$386,178	$415,295

Mine development costs consist primarily of the block caving and mine infrastructure costs. These costs are being amortized as depletion expense based on the ratio of tons of ore mined divided by estimated tons of ore accessible by currently developed mine infrastructure. Capitalized costs do not exceed fair value.

      Mineral interests and other intangible assets

Our mineral and other intangible assets consist of the following:
	2003	2002

Precambrian mineral interests	$725,000	$300,000
Cangalli mineral interests	975,397	939,450

Total	$1,700,397	$1,239,450

Our mineral interests are in the following stages:
	2003	2002

Mineral interest:
Production stage	$4,877	$-
Development stage	76,500	-
Exploration stage	1,619,020	1,239,450

Total	$1,700,397	$1,239,450

Our mineral interests are subject to amortization. The amounts of residual values and the weighted-average amortization periods were as follows at December 31, 2003:

	Residual Value	Weighted-average Amortization Period (years)

Mineral interest:
Production stage	$-	2
Development stage	-	10	(1)
Exploration stage	725,000	35

(1)	Our development stage properties will be amortized using the units of production method once production has commenced. The life is estimated.

Note C – Mining properties (continued)

Based on the carrying value of our intangible assets at December 31, 2003, the estimated aggregate amortization expense for each of the next five years is as follows:

Years ended December 31,
2004	$ 42,590
2005	42,590
2006	42,590
2007	42,590
2008	42,590

Concurrent with the acquisition of UCL properties, we wrote off $100,000 of advanced royalties that had been paid to UCL in 2000 and 2001.

On July 2, 2002, we acquired the Cangalli mining property from UCL, a mining cooperative. The purchase price, capitalized as mineral interests, includes the following components:

Cash	$300,000
Obligations assumed and payable over approximately four years	175,000
Prior contract payments	70,000
Common stock issued	417,047

Total	$425,000

In June 2003, we acquired 100% of the Buen Futuro mining property located between and adjacent to Golden Eagle’s landholdings in the Precambrian Shield. The following purchase price was capitalized as mineral interests and includes the following components:

Cash paid	$25,000
Cash payable	225,000
Common stock issued	75,000
Common stock payable	100,000

Total	$425,000

The Buen Futuro property consists of 2,500 acres and contains proven and probable reserves of gold and copper. We have paid cash of $25,000 and stock valued at $75,000 in 2003. We additionally paid cash of $25,000 in 2004. In 2005, we must pay $200,000 in cash and $100,000 in common stock. The contractual obligation of cash and stock, in accordance with SFAS No. 150, has been presented as current liabilities of $25,000 and long-term liabilities of $300,000 as of December 31, 2003.

The cash and common stock amounts due on Cangalli and Buen Futuro as of December 31, 2003 are as follows:

2004	$ 25,000
2005	300,000
2006	-
2007	93.871

Total	$ 418,871

Note D – Loans and Notes Payable

        We have debt obligations out standing at December 31, 2003 and 2002 as follows:

	2003	2002
Bank note payable, interest at prime plus 3%. Interest
due monthly until June 29, 2004 when principal and unpaid
interest are due. Secured by s certain assets of
relatives of a former officer, and 13.5 million shares of
Company stock of the former officer.	$ 995,800	$ 995,800
Note payable, interest at 18% per year issued January 16, 2002, unsecured	-	25,000
Convertible debentures payable, interest at 10% to 12% due annually, principal and interest due dates were extended by two years on each of the debentures, the first coming due in January 2004, and all other debentures at varying dates during 2004 through 2006. These debentures all have the same terms and are convertible at the lesser of $.03 to $.12 per share or 50% of the average of the closing bid price of common stock for three days prior to conversion.	-	3,836,325
Less: unamortized beneficial interest discount	-	(1,914,901)
Total unrelated party	995,800	2,942,224

         Borrowings from Related Parties:

	2003	2002
Note payable, interest at 10.5%,issued in 1996 to a relative of a former officer, unsecured, due June 30, 2003, personally guaranteed by the former officer and her former husband. Classified as current due to the related party aspect of the notes.	450,000	450,000	Notes payable, interest at 12%, issued from November 1996 through December 1998 to relatives of a former officer, unsecured, due June 30, 2003. Classified as current due to the related party aspect of the notes.	-	629,062
Loan from a former employee and director, interest at 8%, unsecured, due on demand.	23,204	41,204
Total related party	473,204	1,120,266
Total Loans and Notes	1,494,004	4,062,490
Less: Current maturities	(1,494,004)	(2,141,066)
Non-current maturities	$-	$1,921,424
The bank that has loaned us $995,800 has indicated it expects it will not renew or extend the loan beyond June 30, 2004.

The note payable of $450,000 was due June 30, 2003. We are currently negotiating either to convert the note to common stock or extend the due date of the loan.

The beneficial conversion interest related to the convertible debentures was recorded initially as an addition to additional paid in capital and as a discount to the related debentures. The discount has been amortized to interest expense over the life of the related debentures using the interest method.

Effective in third and fourth quarters of 2003, all of the holders of convertible debt converted their debentures and accrued interest into common stock. As a result, all of the unamortized discount was charged to interest expense.

        The components of the unamortized discount at December 31, 2003 and 2002 is as follows:

December 31	2003	2002

Total discount	$3,592,395	$3,592,395

Less: accumulated amortization	3,592,395	1,677,494

Total unamortized	$-	$1,914,901

Note E – Income Taxes

We have not recorded an income tax provision for 2003, 2002 or 2001 due to continued net operating losses.

The following is a reconciliation of the provision for income taxes to income before income taxes computed at the federal statutory rate of 34%:

	2003	2002	2001

Income taxes at the federal statutory rate	$(2,200,000)	$(4,173,000)	$(889,803)
State income taxes, net of federal benefits	(261,000)	(48,000)	65,750
(Deductible) Nondeductible expenses	(709,000)	3,540,000	145,904
Non-U.S. taxes	239,000	134,000	111,583
Effect of net operating loss	2,931,000	547,000	566,566

Net	$-	$-	$-

        Deferred tax liabilities and deferred tax assets are as follows:

	2003	2002	2001

Deferred tax asset:
Net operating loss	$4,821,000	$2,129,000	$1,630,000
Valuation allowance	(4,821,000)	(2,129,000)	(1,630,000)

Net	$-	$-	$-

        Change in valuation allowance as of December 31, is as follows:

Valuation allowance:	2003	2002	2001

Beginning valuation allowance	$(2,129,000)	$(1,630,000)	$(1,418,400)
Change	(2,692,000)	(499,000)	(211,600)

Ending valuation allowance	$(4,821,000)	$(2,129,000)	$(1,630,000)

The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. We had net operating losses (“NOL”) of approximately $14.2 million $6.3 million and $4.8 million at December 31, 2003, 2002 and 2001 respectfully, which expire in 2006 through 2023. These NOL’s are subject to annual utilization limitations due to prior ownership changes. The approximate tax benefit of $4,821,000 of the net operating losses has been offset by a valuation allowance.

Note F – Stockholders’ Equity

Common Stock Issued
During 2001, 11,424,662 shares of common stock were sold to various individuals in a private placement at prices ranging from $.03 to $.05 per share for total proceeds of $363,534. On June 28, 2001, we acquired from three individuals mining concession interests for 10 million shares of common stock valued at $300,000 ($.03 per share). During 2001, 5,341,051 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.03 to $.06 for total value of $344,578. On December 31, 2001, accrued interest payable of $150,000 on convertible debentures was converted to 5,000,000 shares of common stock at $.03 per share. On December 31, 2001, our president forgave accrued salary in the amount of $905,886. This amount has been recorded as contributed capital. On February 13, 2001 and July 9, 2001, we issued 300,000 shares of common stock at a rate of $.073 (trading price on the date of issue) per share to an individual in exchange for accrued interest of $44,044. On March 22, 2002, 1,000,000 shares of common stock were issued to a former officer to settle a lawsuit at $.07 per share for a total value of $70,000. However, this settlement was accrued into 2001 since the dispute related to earlier periods. During 2001, we recorded the aggregate intrinsic value of the beneficial conversion feature, including the conversion of interest, in the amount of $1,815,059.

During 2002, 32,066,314 shares of common stock were sold to various individuals in a private placement at prices ranging from $.03 to $.12 per share for total proceeds of $1,337,211. During 2002, 6,400,870 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.03 to $.275 for total value of $1,033,745. During 2002, we issued 4,600,000 shares of common stock at prices from $.05 to $.135 (trading price on the date of issue) per share to an individual in exchange for accrued interest of $475,500. On July 2, 2002, 3,944,500 shares of common stock was issued to the owners of the UCL cooperative as a portion of the payment to acquire mining interests at $.10 per share for a total value of $394,450. On March 20, 2002, our Board of Directors granted options to our President and CEO to purchase 25,000,000 common shares of our stock at $0.075 per share, for a one-year period. In addition, on that same date the Board granted options to a former Executive Officer of us to purchase 20,000,000 common shares of our stock also at $0.075 per share, for a one-year period. The transaction was valued at $2,098,000 using the intrinsic method for the president’s options and Black-Scholes fair valuation method for the former employee’s options. During 2002, we recorded the aggregate intrinsic value of the beneficial conversion feature, including the conversion of interest, in the amount of $1,777,336.

Note F – Stockholders’ Equity (continued)

During 2003, 23,697,207 shares of common stock were sold to various individuals in a private placement at prices ranging from $.08 to $.15 per share for total proceeds of $2,149,888. During 2003, 8,297,073 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.12 to $.255 for total value of $1,394,114. During 2003, 4,362,562 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.14 to $.217 for total value of $691,809. During 2003, we issued 11,346,956 shares of common stock at prices from $.03 to $.19 per share to individuals in exchange for accrued interest of $926,425 and issued 131,188,355 shares ranging from $.03 and $.19 to individuals for the conversion of debentures and notes payable to common stock valued at $4,465,387. During, 2003, an additional 133,000 shares of common stock was issued to the various owners of the UCL cooperative to satisfy additional claims related to the acquisition of the Cangalli mining interest at $.17 per share in the amount of $22,610. We also issued 456,204 shares at a price of $.164 per share for the acquisition of the Buen Futuro mining claim valued at $75,000. During 2003, 12,264,456 shares were issued to our CEO and President and a former officer of Golden Eagle at $.186 per share for the cashless exercising of options valued at $2,281,188; however, this amount was expensed during 2002 under variable accounting rules applicable to certain stock compensation transactions.

Stock Compensation Plan
On June 1, 2000, our Board of Directors adopted the “Golden Eagle International, Inc. 2000 Employee and Consultant Stock Compensation Plan, (the “Plan”) which provides for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock. The Plan reserves the right to issue up to 20 million shares in the discretion of the Board of Directors.

On November 1, 2000, the Board of Directors granted a retention bonus to certain employees of its Bolivian subsidiary, GEII Bolivia, consisting of a total of 1,020,000 shares, one third of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.275 per share and was recorded as deferred compensation. Deferred compensation is amortized over the vesting period. As of December 31, 2003, all deferred compensation for stock previously distributed under this Plan has been fully amortized.

Officer Retention Bonus
On November 3, 2000, the Board of Directors granted a retention bonus to an officer of its Bolivian subsidiary, consisting of a total of 900,000 shares, 300,000 shares of which vest each year for three years beginning November 1, 2001. The estimated fair value of the stock on the grant date was approximately $.08 per share and is recorded as deferred compensation. Deferred compensation is amortized over the vesting period. As of December 31, 2003, all stock previously distributed under this plan has been fully amortized.

Non-qualified stock options
On March 22, 2002, we adopted a non-qualified stock option plan for our president and former president in which we granted options to purchase 25,000,000 and 20,000,000 shares of common stock, respectively. A total of $2,098,000 in compensation was recorded at the time of the granting of the options. The options were exercisable for $.075 per share for a period of one year. The Plan provided that the recipients could elect to pay for the shares in cash or from proceeds of the sale of a portion of the shares acquired from the exercise of options (cashless exercise). On December 30, 2002, the recipients exercised their options to purchase an aggregate of 24,456,523 shares of our common stock. To pay for the shares, the individuals exchanged, in a like-kind, share-for-share exchange, a total of 6,456,523 shares at a price of $0.284 per share for a total of $1,833,653. The net effect was the issuance of 18,000,000 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 18,000,000 net shares issued and compensation of $5,112,000. On March 20, 2003, the recipients exercised their options to purchase an aggregate of 20,543,477 shares of our common stock. To pay for the shares, the individuals exchanged, in a like-kind, share-for-share exchange, a total of 8,279,021 shares at a price of $0.284 per share for a total of $2,351,242. The net effect was the issuance of 12,264,456 shares of common stock at the strike price of $0.075 per share; however, the benefit to the individuals was the 12,264,456 net shares issued and compensation of $2,281,183. This additional compensation was recorded in 2002 and the shares were issued in 2003.

A summary of the options granted to purchase common stock and the changes therein during the years ended December 31, 2003, 2002 and 2001 is presented below.

December 31,	2002

	Number of Options	Weighted Average Exercise price

Outstanding at beginning of year	20,543,477.075
Granted	-	-
Cancelled	-	-
Exercised	20,543,477.075

Oustanding at year end	-	-

Weighted avg. value of options granted	20,543,477.075

Weighted average remaining contractual life of options outstanding as of year end	N/A	N/A

December 31,	2002

	Number of Options	Weighted Average Exercise price
	>
Outstanding at beginning of year	-	-
Granted	45,000,000.075
Cancelled	-	-
Exercised	24,456,523.075

Oustanding at year end	20,543,477.075

Weighted avg. value of options granted	20,543,477.075

Weighted average remaining contractual life of options outstanding as of year end	N/A	79 days

December 31,	2002

	Number of Options	Weighted Average Exercise price

Outstanding at beginning of year	-	-
Granted	-	-
Cancelled	-	-
Exercised	-	-

Oustanding at year end	-	-

Weighted avg. value of options granted	N/A	N/A

Weighted average remaining contractual life of options outstanding as of year end	N/A	N/A

Assumptions used in valuing the stock options is:

For the year ended December	2003	2002	2001
31,
Expected
dividend yield	-	-	-
Expected
volatility	-	354%	-
Risk-free
interest rate	-	5.0%	-
Expected
volatility life of options	-	12 months	-
Amounts expensed to compensation were $-0-, $7,393,189 and $-0- for the years ended December 31, 2003, 2002 and 2001, respectively.

Note G – Related Party Transactions

From 1994 through 1999, a former officer and current major stockholder advanced funds to us on an unsecured basis at 8%. During 2000, $16,784 was repaid, leaving a balance of $41,204 plus accrued interest of $3,776 at December 31, 2002. Due its related party nature, the loan is included in current liabilities. The principal amount of this note was reduced during 2003 to a principal balance on December 31, 2003 of $23,204 and accrued interest of $1,406.

During 1996, notes payable totaling $450,000 at an interest rate of 10½%, were issued to a relative of the former officer discussed above. The notes are unsecured but personally guaranteed by the former officer and her former husband. As of December 31, 2003, the $450,000 of loan principal and accrued interest of $510,730 was outstanding. Due to their related party nature, the notes are included in current liabilities.

From 1995 through 1999, relatives of the former officer advanced funds to us on an unsecured basis at 12%. As of December 1, 2003, $629,062 in principal plus accrued interest of $436,292 was outstanding. On December 1, 2003, this individual agreed to convert all outstanding principal and accrued interest to common stock at $.19 per share that was the closing market price on the day the stock was purchased in the form of a private placement for 5,607,129 shares.

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2003, the outstanding balance of these advances totaled $516,783. However, as of December 31, 2003, we also owed the president $516,783 of unpaid salary. The amount due to the president, includes a voluntary cancellation of accrued salary totaling $36,457 and $443,772 in 2003 and 2001, respectively

During 1999, we contracted the services of a consulting metallurgical firm, an employee of which became an officer and director of Golden Eagle, to carry out metallurgical and feasibility studies, as well as perform laboratory and bench testing and analysis, on our Cangalli prospect. On March 16, 2000, we satisfied the accrued fees payable to this in their entirety by issuing the consulting firm 2,005,800 restricted shares of common stock ($.03 per share). In 2000, we advanced the firm $66,885. As of December 31, 2003, all advances had been repaid by the firm. During 2003, the consulting firm was paid $93,046 in cash and the firm and individual were paid 3,000,000 shares of common stock for engineering services at prices between $.145 and $.215, totaling $475,000. On January 5, 2004, the officer and director here referenced resigned as an officer and director of Golden Eagle for health reasons. The consulting firm continues to provide services to us.

In 2003, we purchased the Buen Futuro property from the mother of the wife of our consultant and reserve estimation geologist, Dr. Biste.

Note H – Commitments and Contingencies

Contingencies Resulting from Litigation

Litigation in Bolivia
Litigation in Bolivia against a former employee was resolved in 2002 in our favor. We had accrued a liability of $275,804 and recaptured the prior contingency amounts as other income during 2002.

Subsequent to the 2003 year-end, a lawsuit was initiated against Golden Eagle relating to stock transactions occurring in 1996 between a former officer and a stockbroker. The matter was filed in the District Court for the City and County of Denver, Colorado, and is entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint in which we state that plaintiff’s claims are barred by the statute of limitations, or are barred based on the doctrine of issue preclusion because those issues were previously decided against the plaintiff by an administrative law judge and the SEC in the case: In Re Kirby, Release No. 8174 Admin. Proc. File No. 3-9602 (2003) Golden Eagle does not believe that plaintiff’s complaint has merit and further believes that the matter as to Golden Eagle will be dismissed.

Office Leases
October 30, 2002, we entered a one-year lease of an office in Draper, Utah for $1,920 per month. Since November 2003 we have leased the offices on month-to-month basis and no new lease has been executed. Rent paid for the office during 2003, 2002 and 2001 was approximately $22,574, $14,000 and $12,000 respectively. We are also responsible for the cost of utilities, insurance, taxes, and common area expenses.

During June 2003, the Golden Eagle entered into a two- year office lease in La Paz, Bolivia at $1,700 per month. Rental expense paid for the office was approximately $20,000 per year in 2003, 2002 and 2001. Lease payments for 2004 are expected to remain at approximately $20,000.

Other Commitments
Under our agreement with the seller of Buen Futuro, Golden Eagle has agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. Golden Eagle has also agreed to invest $1 million in exploration of Buen Futuro by the end of June 2006. Golden Eagle has expended approximately $75,000. Also in the agreement, Golden Eagle has committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. To date, Golden Eagle has not spent any amounts towards this commitment.

Note I – Subsequent Events

Private Placements Subsequent to Year-End
We have also continued to make private placements during the first quarter of 2004 with 14 accredited investors. As of March 30, 2004 we had received $600,690 in private placement proceeds in exchange for 5,997,182 shares of restricted common stock with prices ranging from $.09 to $.11 .

Note J – Unaudited Gold and Copper Reserves

      Cangalli

Effective December 31, 2003, we estimated proven and probable gold reserves on our Cangalli mining concessions located in the Tipuani Gold District of western Bolivia. Those reserves were estimated in a report (the “reserve report”) dated February 2004, by Carlos Thompson, Reg. Eng., an independent economic geologist and consultant, as well as Giovanni Viscarra, Reg. Eng., a geologist and Golden Eagle’s Cangalli mine superintendent. The report states that the reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission. In preparing the reserve report and estimated mineral reserves, Mr. Thompson was acting as a consultant to us, and Mr. Viscarra was acting as an employee of Golden Eagle International, Inc. Bolivia. Messrs. Thompson and Viscarra have consented to the public release of the information contained in the accompanying consolidated financial statements.

There are many uncertainties in estimating reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly these estimates may change as further information becomes available.

Proven and Probable in Open Pit Total	Ore in tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in Open Pit in tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in Open Pit in tonnes	g/t Gold	Troy Ounces of Gold
Total	613,000	0.47	9,226	299,000	0.47	4,500	314,000	0.47	4,726

G/t=grams per tonne

Proven and Probable in Underground Total	Ore in tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in Underground in tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in Underground in tonnes	g/t Gold	Troy Ounces of Gold
Total	38,000	3.73	4,574	19,000	3.73	2,287	19,000	3.73	2,287
The in-place proven and probable gold reserves total an in situ metal quantity of 13,800 troy ounces. As stated in the reserve report, mining losses are estimated to be approximately 5%, and metallurgical losses are also estimated to be 5%, qualifying the in-place reserves pursuant to Industry Guide 7, and decreasing the quantity of metal to 12,420 troy ounces recoverable.

Note J – Unaudited Gold and Copper Reserves (continued)

      Buen Futuro

Effective December 31, 2003, we estimated proven and probable gold reserves, and proven and probable copper reserves, on our Buen Futuro mining concession located in the Precambrian Shield of eastern Bolivia. Those reserves were estimated by Michael H. Biste, Ph.D, an independent economic geologist and consultant in a report dated February 2004. The report states that the reserves were estimated in accordance with Industry Guide 7 In preparing the report and estimated mineral reserves, Dr. Biste was acting as our consultant to when we acquired the Buen Futuro property and related information from an unrelated Bolivian national in June 2003. At the time, Golden Eagle entered into a consulting agreement with Dr. Biste by which we pay him $3,000 per month and Golden Eagle common stock with a value of $2,000 per month. Dr. Biste has consented to the public release of the information in the accompanying consolidated financial statements.

There are many uncertainties in estimating reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly these estimates may change as further information becomes available.

Proven and Probable Total	Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold
Total	2,528	1.03	83,175	1,577	1.12	56,585	951	0.89	27,328

G/t=grams per tonne

Copper Reserves

Proven and Probable Total	Ore in 000's of tonnes	% Copper	Fine Tonnes of Copper (proven and probable)	Proven Reserve only Ore in 000's of tonnes	% Copper	Fine tonnes of Copper	Probable Reserve only Ore in 000's of tonnes	% Copper	Fine tonnes of Copper
Total	2,162	1.72	37,205 (82 million pounds)	1,137	1.85	21,025 (46.4 million pounds)	1,025	1.58	16,153 (35 million pounds)
The in-place proven and probable oxide gold reserves total 2,528,000 tonnes @ 1.03 g/t gold, giving an in situ metal quantity of 83,715 troy ounces. As stated in the report by Dr. Biste, mining method losses are estimated to be negligible, however, metallurgical testing indicates a 4% recovery loss should be expected, which in any event is extremely low, qualifying the in-place reserves pursuant to Industry Guide 7, and decreasing the number to 80,366 troy ounces recoverable.

Note J – Unaudited Gold and Copper Reserves (continued)

      Buen Futuro (continued)

The in-place proven and probable supergene copper reserves total 2,162,000 tonnes @ 1.72% copper giving an in situ metal quantity of 37,186 tonnes (82 million pounds) of copper. Again, the mining method losses are estimated to be low compared to actual block ore estimates, however, the metallurgical losses are estimated to be in the range of 13%, qualifying the in-place reserves pursuant to Industry Guide 7, and decreasing the number to 32,352 tonnes (71 million pounds) recoverable.

The Buen Futuro mining concession is located 280 kilometers north of Santa Cruz, Bolivia, and 18 kilometers east of the township of Ascension de Guarayos. It consists of a single claim of 1,000 hectares (2,471 acres) in size. Golden Eagle also owns six contiguous claims in the area consisting of 55,420 hectares (136,500 acres).

As used in the preceding tables, proven (or measured) reserves are reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established; and probable (or indicated) reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. Tonnes are the metric equivalent of U.S. tons.

Note K – Quarterly Data (Unaudited)

        The following is a summary of selected quarterly financial information.

	2003
	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

Revenue	$137,196	$226,740	$631,325	$310,729

Operating (loss)	(987,350)	(1,112,593)	(596,218)	(968,241)

Net (loss)	(1,575,826)	(1,726,849)	(1,714,727)	(1,500,753)

Net (loss) per share	(.006)	(.006)	(.005)	(.004)

Weighted average
shares outstanding	260,126,841	295,417,961	311,949,369	330,118,355

Closing price of
common stock	$.182	$.160	$.187	$.210

Note K – Quarterly Data (Unaudited) (continued)

	2003
	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

Revenue	$-	$-	$-	$-

Operating (loss)	(2,395,544)	(771,556)	(860,180)	(6,267,161)

Net (loss)	(2,754,200)	(1,617,137)	(1,250,994)	(6,200,385)

Net (loss) per share	(.012)	(.007)	(.005)	(.003)

Weighted average
shares outstanding	212,531,967	229,790,328	246,832,9519	229,844,060

Closing price of
common stock	$.135	$.120	$.30	$.265