Form 10-Q
period 2004-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2004-05-17
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2004

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

[ X ] Yes [ ] No

At March 31, 2004, there were 468,450,679 shares of common stock outstanding.

Transitional Small Business Disclosure Format:

[ ] Yes [ X ] No

TABLE OF CONTENTS

Part I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
      Forward-Looking Statements
      Company Classification and Discussion
      Liquidity and Capital Resources
      Results of Operations
      Plan of Operations
      Risk Factors Attendant To Golden Eagle’s Operations
      Impact of Inflation and Changing Prices
      Critical Accounting Policies
      Effect of New Accounting Pronouncements
Going Concern Considerations

Item 3.	Controls and Procedures

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K a. Financial Statements Balance Sheets Statements of Operations Statement of Cash Flows Notes to Financial Statements

Signatures
Certifications (Exhibits 31 and 32)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited Financial Statements for the Quarter Year ended March 31, 2004 are attached hereto. Please refer to pages F-1 through F-8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Forward-Looking Statements and Risks

        As noted, the future conduct of Golden Eagle’s business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms “may,” “expects to,” “projects,” “believes,” “projects,” or “estimates,” and other terms denoting future possibilities, are forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(B) of the Securities and Exchange Act of 1934. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle’s ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Certain of our previous projections have proven to be incorrect, and in some cases materially so. In addition, risks associated with an investment in Golden Eagle’s common stock may be found below under “Risk Factors” as well as by reviewing our annual reports filed on Form 10-K (and the more detailed risk factors contained therein), quarterly reports filed on Form 10-Q and current reports filed on Form 8-K, available at www.sec.gov, as well as through our website, www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle’s operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

      Company Classification and Discussion

        Under SEC Industry Guide 7, Golden Eagle International, Inc. is classified both as a production stage company (with respect to our Cangalli properties since we are producing minerals from that property) and as a development stage company (with respect to our Precambrian properties since we are engaged in the preparation of mineral reserves for extraction, but we are not in the production stage with respect to Buen Futuro).

        Since our inception, we have been engaged in organizational activities, acquiring, developing, and operating gold, and other mineral properties and, starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. Presently, substantially all of our current operations are focused on two prospects in the Republic of Bolivia, which are wholly owned by us: the combined Cangalli/Tipuani gold properties (the “Cangalli properties”) and on our prospects in the Precambrian Shield area and the Buen Futuro mining concession of eastern Bolivia (the “Precambrian properties”).

        During the first three months of 2004 we produced 30,493 grams or 980 ounces of gold. Our total production since inception is 268,759 grams or 8,640 grams of gold from our Cangalli properties. We are currently able to cover all production costs and overhead in Bolivia from gold sales; however, to date we have not achieved positive cash flow on a company-wide basis. During the first quarter of 2004, we estimated proven and probable reserves at our Cangalli and Buen Futuro properties of 97,860 troy ounces of gold and 82,000,000 pounds of copper. For a complete description of these reserves please see our 10-K for the period ended December 31, 2003.

        We own all right, title and interest in four mining claims, or concessions, in the Tipuani Valley, acquired in November 1999 through July 2002. These concessions, known as the Cangalli properties totaled 74,000 acres. We are not required to pay any royalty on these properties and are only required to pay annual concession fees to the Bolivian government of $0.40 per acre. During February 2004, as a result of geological reconnaissance work further identifying and mapping the gold bearing conglomerate material in the paleochannel of the ancient Tipuani River basin, we reduced our landholdings in the Tipuani Gold District from 74,000 total acres (116 square miles) to 49,000 total acres (77 square miles). As a result, the concession fees were considerably reduced.

        In June 2001, we acquired all rights, title and interest in three mining concessions consisting of 125,000 acres located 162 miles north of Santa Cruz, Bolivia, in eastern Bolivia’s Precambrian Shield area, together with all proprietary exploration information pertaining to the properties. We are not required to pay a royalty on these properties, and can maintain them in perpetuity by paying annual claims fees to the Bolivian government of approximately $50,000. In June 2003, we acquired 100% of the Buen Futuro mining claim located in the center of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield geological Formation, including relevant reports, drill data, drill cores, reverse circulation cuttings, samples and geological maps. The Buen Futuro claim consists of 2,500 acres and contains at least three well-identified gold/copper ore bodies. During December 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for ore deposits containing gold and copper, as well as, near-surface gold oxide deposits. To maintain the property in perpetuity, we must pay annual claims fees to the Bolivian government of $9,000. We have subsequently reduced some of our previously held concessions in the Ascension Gold-Copper Trend, and our total landholdings in the Precambrian Shield now total 136,500 acres.

      Liquidity and Capital Resources

        Working Capital Situation. Through March 31, 2004 and subsequently, Golden Eagle has had working capital deficits. Despite that, we have been able to finance our operations through private placement stock offerings and the sale of gold. In fact, since our inception and through the first quarter of 2004 and subsequently, Golden Eagle’s current liabilities have exceeded current assets. This situation has created some difficulty for us in meeting our obligations. However, as of March 31, 2004, we were able to pay, or were in the process of arranging for the payment of, all salaries for employees of our Bolivian operations, and U.S. operations, as well as our suppliers’ invoices and other operating expenses. Our principal working capital concern in the near future is our ability to repay the $995,800 loan due on June 29, 2004, to Frost National Bank. Frost National Bank has extended the loan from time to time in the past but has advised us that they will not extend this loan any further. At the present time, we do not have the ability to repay this loan, which is guaranteed by certain of our shareholders and collateralized by shares of our stock owned by those shareholders. We cannot offer any assurance that we will be able to pay or refinance this debt.

        At March 31, 2004, Golden Eagle’s working capital deficit amounted to ($1,744,029) which decreased by 11% from the working capital deficit of ($1,661,574) at December 31, 2003. The decrease resulted from our payment of certain contracts and payables during the quarter as a result of our positive cash flows from financing activities. We have further reduced our negative cash flows from operations. There are numerous components of our current liabilities, which impact our working capital deficit. These components include:

o	Accrued expenses and accounts payable of $250,210 (reflecting a small reduction from $258,651 at December 31, 2003); and

o	A short-term loan from Frost National Bank of $995,800 (discussed above); and

o	Short-term loans of $473,204 from certain shareholders which are payable on demand. These notes were previously classified as loans from related parties; however, they were changed to other notes payable during the quarter following our receipt of legal opinions stating that the Seydler family trust, Ravia Seydler, Betty Seydler and Mary Erickson’s are no longer affiliates; and

o	Accrued interest payable of $537,263 (an increase from $518,712 at December 31, 2003).

        Our working capital situation remains critical, and even if we are able to repay the amounts due to the Frost National Bank with long term or equity financing (which cannot be assured), we will still have a significant working capital deficit. We will continue our efforts to finance our working capital deficit, our negative cash flows from operations and investing activities through equity transactions with accredited investors and through long-term financing (if any can be arranged), although we can offer no assurance that we will be able to do so. Our revenues from gold production, which now exceed the costs of extraction, are also a means of reducing our working capital, although those proceeds are entirely reinvested in our Bolivian operations.

Capital Commitments. Golden Eagle has certain significant capital commitments. These commitments include:

o	Our obligation in the form of a contract payable in the amount of $300,000 for the acquisition of the Buen Futuro mining claim which is made up of $200,000 in cash and $100,000 in common stock which is payable over a 27-month period ending September 1, 2005; and

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006 and $2 million in production expenditures by May 15, 2005. We have spent approximately $100,000 against this obligation; and

o	Our obligation to pay mining claim fees to the Bolivian Government over the next five years to maintain our mining concessions. All mining claim payments have been made for 2004; and

o	Our obligation to pay $138,000 of debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $53,274 leaving a balance of $84,276.

o	Our commitment to purchase and move the Gold Bar mill to Bolivia, which (if the acquisition is completed following due diligence) will cost $3,500,000 in addition to the shares of our restricted common stock to be used for the purchase of the assets.

        Following is a chart that sets out graphically our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	2004	2005 & 2006	2007 & 2008

Accounts Payable & Accrued Expenses	$250,210	$250,210	$--	$--

Bank loans	995,800	995,800	--	--

Other Notes Payable	473,204	473,204	--	--

Accrued Interest	537,263	537,263	--	--

Building Leases	25,000	15,000	10,000	--

Contracts Payable	300,000	--	300,000	--

Exploration & Production Buen Futuro	2,900,000	--	2,900,000	--

Mining Claim Fees	296,000	--	148,000	148,000

UCL Assumed Debt	84,276	--	--	84,276

Costs associated with Gold Bar Mill	3,500,000	3,500,000	--	--

Total Contractual Cash Obligations	$9,361,753	$5,771,477	$3,358,000	$232,276

        Without a significant amount of third party funding, it is unlikely that we will be able to meet all of the foregoing commitments. We believe that (with the exception of the obligation to the Frost National Bank discussed above) we will be able to negotiate various accommodations from our existing creditors and others to extend payment obligations. We also are working to develop new grant and funding sources, which may include funding from the US Trade Development Agency or the Export Import Bank. Clearly, maintaining our properties and the existing production operations is a high priority for our cash expenditures. Golden Eagle has historically financed its operating losses, capital commitments, and cash flow requirements through gold production, short-term loans from affiliates, and occasionally, from non-affiliates. In addition, we also used our common stock directly to raise capital and to satisfy some of our obligations. The situation requiring the sale of Golden Eagle’s stock to raise working capital and pay current obligations has continued throughout the first quarter of 2004 (See, Part II, Item 2, “Changes in Securities”). During the first quarter of 2004, we raised $494,770 from the sale of 5,437,723 shares of our common stock from accredited investors pursuant to exemptions from the securities registration requirements. Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations, of which there can be no assurance

        Revenues from our Bolivian operations. We have obtained liquidity for our Bolivian operations through sale of gold from our Cangalli, Bolivia gold mine. The following table provides information about the cash that this production has provided, or that we anticipate the production will provide. We have used and plan to use sales of gold to defray the costs of our Bolivian operations. We have chosen not to expatriate cash from Bolivia at the present time because of the need for cash for our Bolivian operations.

Years	Production/Inventory (g/oz)	Grade g/T	Revenues

1996-1999	21,000 g (675 oz)		$ 161,000

2000-9/30/2002	-0-	-0-

Fourth quarter, 2002	43,847 g (1,410 oz)	.475	481,620

First quarter, 2003	36,424 g (1,171 oz)	.433	137,196

Second quarter, 2003	37,841 g (1,217 oz)	.424	226,740

Third quarter, 2003	59,728 g (1,920 oz)	.317	631,325

Fourth quarter 2003	39,246 g (1,262 oz)	.403	310,729

First quarter 2004	30,493 g (980 oz)	.412	367,971

Total Production	268,579 g (8,635 oz)	$2,316,581

Gold in inventory at the end of the first quarter of 2004(1)	(45,694g (1,469 oz)in inventory)		(Approx. market value)(1)$560,205

    (1)               Due to various conditions in the international gold market, or production late in the quarter, our Bolivian subsidiary, GEII Bolivia, chose to delay some sales and hold the gold in inventory. We recognize revenue when the price is determinable, and upon delivery and transfer of title of gold to the customer. Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. On March 31, 2004 we held 45,694 grams or 1,469 troy ounces of gold in inventory. Had this inventory been sold at 90% of the spot gold market price on March 31, 2004, as it is customarily priced on the Bolivian gold market, we would have generated an additional $560,205 in revenue during the first three months of 2004. The 10% reduction in the spot market price reflects the cost of refining, hallmarking, insurance and secured storage. Our gold is normally sold as gold concentrates.

        Our gold production at our Cangalli mine decreased by about 22% from the fourth quarter 2003 to the first quarter 2004 as a result of production delays during the first quarter of 2004. The production delays were due to the rainy season in Bolivia as sterile waste material washed into our open pit operations. In our underground block caving operations at Cangalli, we encountered a phenomenon in the cemented conglomerate above the draw points known as “doming”. In doming, ore would form large domes or caverns and cease to flow evenly to the draw points for extraction. Beginning in the fourth quarter of 2003 and continuing through the first quarter of 2004, we employed numerous methods in an attempt to solve this problem. However, due to the danger associated with the potential collapse of the domed areas while miners were working within them and because Golden Eagle’s studies have shown that the bedded pay streaks in the paleo-placer conglomerate deposits contain a higher gold grade per tonne of ore, we have elected to focus our attention on the development of a more targeted mine plan.

        The technique that is being implemented is known as targeted planar subsidence (TPS), in which the pay streaks will be mined along their geologic plane. Initially, this mining will take place along a 25-meter work face, and as the work face advances, the roof behind will be allowed to collapse, or subside, in a controlled manner similar to longwalling now being used in the coal industry. We have determined that the average grade (based on the pay streak sampling program that resulted in our estimate of proven and probable reserves in our Cangalli underground mine) is 3.73 grams of gold per tonne, which is almost exactly 10 times higher than the average grade that has historically been recovered thus far. We anticipate that if we are able to achieve a higher grade, we will be able to increase our revenue per ounce. During the first quarter 2004 and subsequently, we have experienced a shake out period on TPS production and we have consistently achieved grades in the range of 3 grams per tonne. We have made significant progress in developing this mining method and steadily increased TPS production. We expect to be able to run 375 tonnes per day through our plant from our initial 25-meter workface and we plan to expand this face as we complete our shake out period. As we improve TPS mining techniques, we plan to decrease our mining in our open pit operation, which should decrease the impact of adverse weather in the future.

        Any further expansion of the Cangalli production capacity and our ability to continue to operate more efficiently will require a capital investment that we do not currently have available. However, we believe, but cannot offer assurance, that sufficient funding will be obtained on commercially-reasonable terms.

        On February 24, 2004, we announced that we had estimated proven and probable gold reserves on our Cangalli mining concessions located in the Tipuani Gold District of western Bolivia. Those reserves were estimated in a report (the “reserve report”) dated February 2004, to be 13,800 troy ounces of gold. The estimated reserves were based on a very small portion of the Cangalli properties. On the same date we also announced a reserve estimate at Buen Futuro of 83,715 troy ounces of gold and 82,000,000 pounds of copper. This reserve estimation was also calculated on a very small portion of our Precambrian properties. For additional information on the reserves that we estimated please reference our 10-K for the period ended December 31, 2003.

        Although we believe that we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties, and eventually gold and copper on our Buen Futuro property, there can be no assurance that these revenues will be sufficient to result in a positive cash flow from our consolidated US and Bolivian operations. Our ability to generate significant net revenues from mining operations alone depends in part on our ability to finance substantial additional capital expenditures for the expansion of our TPS mining system and the construction and operation of our gold and copper mine and plant at Buen Futuro.

        Our ability to achieve maximum production and generate a positive cash flow is subject to a number of risks, certain of which are addressed below under, “Risk Factors”, and in the “Risk Factors” section of our annual report on Form 10-K.

        Our ability to use our capital stock and other securities to raise working capital and to pay our indebtedness is subject to extensive federal and state regulation. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurances that we have been able to do so. To the extent there may be any non-compliance, we may incur certain liabilities. No such claims have, to our knowledge, been asserted to date.

    Assets.        As of March 31, 2004, we had total assets of $3,525,997. These assets contained current assets including cash and prepaid expenses, which decreased to $527,448 as of March 31, 2004 from $609,793 as of December 31, 2003. This net change resulted from a decrease in cash and prepaid expenses and an increase in gold inventory from $318,641 to $358,800.

        Fixed assets include mining equipment of $1,147,044, mine development costs of $520,714 and $1,711,897 for acquisition costs of our mining prospects; $145,476 for office equipment; and $122,577 in vehicles and aircraft. The aircraft is a single engine Mooney aircraft that is being utilized in Bolivia for transportation between our properties. The total book value of property and equipment is $3,647,708; less accumulated depreciation and depletion of $(649,159), resulting in total property and equipment net of accumulated depreciation of $2,998,549 as of March 31, 2004. Total fixed assets increased slightly from $2,962,086 as of December 31, 2003, as a result of additional mine development costs and acquisition of mineral interests. If we complete the Gold Bar mill acquisition as contemplated (which cannot be assured), we expect our assets to increase significantly and a corresponding increase in our stockholders equity due to issuance of 25,000,000 shares of our restricted common stock for the purchase price.

        Stockholders’ Equity. As of March 31, 2004, our stockholders’ equity was $954,520, which is a 5% decrease from our stockholders’ equity of $1,000,512 at December 31, 2003. The $45,990 net decrease in stockholders’ equity was the result of the ($570,011) net loss during the quarter offset by receiving $524,020 from the issuance of restricted common stock.

      Results of Operations

        The following sets forth certain information regarding Golden Eagle’s results of operations during the quarter ending March 31, 2004 compared with the same period in 2003.

Quarter ended

	March 31, 2004	March 31,2003

Revenues	$367,971	$157,696

Production Costs	(205,735)	(248,363)

Production Taxes	(47,414)	(20,500)

Exploration & Development	(72,925)	--

General and Administrative	(467,934)	(838,850)

Depreciation and Depletion	(100,251)	(37,333)

Operating Loss	(526,288)	(987,350)

Interest and Other Expense	(43,723)	(588,426)

Net Loss	(570,011)	(1,575,826)

Net Loss per Share	$(.00)	$(.06)

        During the first three months of 2004, we generated $367,971 in revenues from gold sales. Revenues from gold sales increased by 133% over gold revenues generated during the first quarter of 2003 of $157,696. In addition to the gold quantities sold during the period, we have accumulated a gold inventory of 45,694 grams or 1,469 troy ounces with a book value of $358,800, which was calculated at the cost of producing the gold. Had this gold in inventory been sold on March 31, 2004 at 90% of the spot market price of $423.70, we would have generated an additional $560,205 in revenue during the quarter.

        Although revenues from our mine production cover our production expenses and overhead in Bolivia, we have not yet operated profitably on a consolidated basis. We have taken steps to decrease our corporate expenses through the conversion of debentures, reduction of debt and the implementation of internal cost controls, which have, and we believe will continue to, improve our operating results. We are also taking steps to increase our production from the Cangalli properties through the use of different mining methods as described above. While we believe that our efforts have and will continue to show improved results, we cannot guarantee that improved cash flow from our Cangalli operation will necessarily result in overall profitability for our operations as a whole in the near future, if at all. We will need to achieve significantly greater revenues, which will require additional capital investment, to offset our continuing general, administrative, and exploration and development expenses.

        Our production costs decreased to $205,735 as of March 31, 2004, compared to $248,363. In addition, as a percentage of revenue, production costs decreased to 60% during the first quarter of 2004 from 174% during the first quarter 2003 due to the increased price of gold sold. The cost per ounce to produce gold during the first quarter 2004 was $210.

        Production taxes increased to $47,414 during the first three months of 2004 from $20,500 during the same period in 2003. Production taxes, which included value-added tax in Bolivia, are charged by the Bolivian government at a rate of 13% of sales. This tax may be offset or reduced by taxes paid for the purchase of supplies.

        Exploration and development costs were $72,925 during the first quarter 2004 and no exploration costs were recorded during the same period 2003. The increase resulted from exploration and development work done in conjunction with the declaration of reserves at Cangalli and Buen Futuro and other exploration work on Buen Futuro.

        General administrative expenses decreased by approximately 44% to $467,934 during the first quarter 2004 from $838,850 during the first quarter of 2003. The decrease was a result of less stock issued for services (for public relations and other services) and tighter cost controls implemented both in Bolivia and in the US corporate offices.

        Depreciation and depletion increased to $100,251 during the first quarter 2004 from $37,333 during the same period 2003. The increase was due to the amortization of additional costs in 2004.

        Interest expense during the first quarter of 2004 decreased by more than 90% to $44,010 from $588,528 during the first quarter of 2003. This decrease was due to the conversion of debentures and some related party debt to common stock in 2003. By converting to stock, we eliminated a substantial amount of interest on the debentures and notes and we expect to save the company over $2,000,000 in interest during 2004 alone.

        We generated a net loss for the first three months of 2004 of ($570,011), or $(.001) per share, compared to a net loss during the same period in 2003 of ($1,575,826), or $(.06) per share. This substantial decrease in net loss is the result of additional revenue and the reduction of general and administrative, as well as interest expenses. While we can offer no assurance that we will reach profitability in the near future, we believe that the steps we have taken to increase production and control costs may allow us to reach profitability within a reasonable amount of time. Until we reach profitability, we will however require additional financing which we have described above.

      Plan of Operations

        Given our working capital shortages and current world market conditions for commodities, we have set the following priorities for the use of any working capital that may become available:

o	Continuance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $4.0 million during 2004);

o	Reaching sustained production capacity of 375 tons per day from TPS operations in our Cangalli gold mine.

o	Expansion of the mine face in the Cangalli underground mine in order to increase the tons per day mined to reach the existing 3,500 tonnes per day capacity of our Cueva Playa plant. By targeting high-grade pay streaks that are usually 2 to 3 meters thick, and processing a horizontal plane of ore, rather than taking the entire vertical section as was done in our block caving operation and our open pit operation, we expect to eliminate a great deal of dilution from lower grade ore. We estimate that we will be able to recover the same amount of gold in our current 3,500 ton per day (tpd) plant with less ore processed as we would have from our projected 11,000-tpd future expansion. This translates into much lower costs per ounce and increased potential capacity. We expect that we will require an additional $100,000 to complete a second 25-meter mining face.

o	Expansion of our mineral reserves at both Cangalli and Buen Futuro. On April 29, 2004 we announced that we would immediately implement a reserve expansion program on our Buen Futuro project in Bolivia’s Precambrian Shield. Working in conjunction with Dr. Michael H. Biste, the company’s consulting geologist, the program is projected to increase gold ore reserves at Buen Futuro by over 1 million tonnes, or approximately 40%, over the next 9 months. This reserve expansion will result from further in-fill drilling in the existing A zone and will focus on 76 acres of our 136,500-acre landholding. This is the beginning of our ongoing gold and copper reserve expansion work on the entire Ascension Trend.

o	Construction of our mine and gold and copper plants at Buen Futuro. On April 15, 2004 we announced that we had signed a Letter of Intent with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. Upon completion of this transaction we intend to dismantle, ship and re-erect this plant on our Buen Futuro site in Eastern Bolivia. We anticipate that the Gold Bar acquisition will result in a 50% increase in our previously-announced capacity in the Buen Futuro gold circuit, improving projected recoveries to over 3,000 troy ounces of gold per month, as well as a substantial increase in our previously-announced copper ore milling capacity. This acquisition will also cut by half the construction time for a gold milling and leaching operation of this size. We contracted Ronald Atwood, Ph.D, to perform a detailed inspection and evaluation of the Gold Bar mill and plant in late March 2004. We also have also contracted Western States Engineering of Tucson, Arizona, to review the Gold Bar engineering drawings and schematics originally drawn and engineered by Kilborn Engineering of Vancouver, B.C. Western States estimates that the engineering drawings to be acquired with the Gold Bar plant acquisition are alone worth in excess of $3 million. This acquisition of a complete operating gold mill and CIP recovery circuit, as well as all of the needed supporting equipment, both accelerates construction time required to begin production and reduces the overall cost of the Buen Futuro gold-copper project. The Gold Bar mill and plant is in excellent condition and has been extremely well maintained. The plant is much more sophisticated, well engineered and robust than the plant that we had originally designed. To bring this same equipment package together piecemeal would cost Golden Eagle at least five times the price that it is paying.

        Since we currently have a limited amount of cash on hand and a working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital. We have successfully raised needed capital in the past; however, we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing.

        In order to assist in financing its planned operations, we continue to seek joint venture partners or other industry participants who would be interested in joining with us in the development of our Tipuani Gold District or Precambrian prospects. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating these prospects or in negotiating a relationship with us on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment.

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out any substantial portion of our objectives as set out above. However, we did obtain sufficient liquidity, for example, to complete our third-phase plant expansion, bringing our plant capacity at our Cangalli mine to 3,500 tons per day and initiate our TPS mining program. Based on our past experience, we expect to be able to accomplish all of our objectives above as, and if, sufficient operating funds come available. Our current financial and other challenges, together with the risks associated with exploring for and mining gold in Bolivia, and the current price volatility of gold, all combine and may make it more difficult for us to raise much needed funds on reasonable terms.

      Risk Factors Attendant To Golden Eagle’s Operations

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor, should carefully consider the following significant factors, and the other factors described in this quarterly report. The risks associated with an investment in our stock include, but are not limited to;

o	Volatility of commodity (gold) prices;

o	Volatility of our stock prices and the lack of an established broad market for our securities;

o	The environmental risks associated with mining activities;

o	The risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	The concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian/Buen Futuro acquisition in eastern Bolivia);

o	The significant dependence on management and management’s relative inexperience with certain aspects of the type of targeted planar subsidence mining and other mining operations contemplated in our business, mining and processing plan.

o	Cash flow and working capital deficits;

o	Dependence upon third party investments and financing;

o	"Going concern" considerations as set out in more detail below;

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced gold in commercial quantities on a profitable basis.

      Impact of Inflation and Changing Prices

        Golden Eagle has not experienced any material impact from the effects of inflation during the last three annual operating periods, 2001, 2002 or 2003, and was not impacted during the first three months of 2004. Bolivian inflation, while astronomical at times during the early 1980‘s, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum.

      Critical Accounting Policies

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

      Effect of New Accounting Pronouncements

        The Emerging Issues Task Force (“EITF”) formed a committee (“Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the Financial Accounting Standards Board (“FASB”), that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

        On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact on our financial statements since it did not change our accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard.

        On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We will evaluate the FSP and may adopt the FSP effective April 1, 2004. As a result, we may reclassify all of our mineral interests conveyed by leases from Mineral interests and intangible assets to Property, plant and mine development, net in our balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production. The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on our accounting in the future.

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

        In June 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the provisions of SFAS No. 150 and applied these provisions to our Buen Futuro contract obligations.

      Going Concern Considerations

        The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ equity of $954,920 on March 31, 2004 and a stockholders deficit of ($2,884,432) on March 31, 2004, and have incurred substantial losses of ($36,837,823) since our inception. We presently have one producing plant and mine that are operating on a break-even basis. We will require significant additional financing to further develop the existing mine and plant, satisfy outstanding obligations, and to begin gold and copper production at Buen Futuro. Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is a concern about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        In January 2004, a lawsuit was initiated against Golden Eagle relating to stock transactions occurring in 1996 between a former officer and a stockbroker. The matter is filed in the District Court for the City and County of Denver, Colorado, and is entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint in which we state that plaintiff’s claims are barred by the statute of limitations, or are barred based on the doctrine of issue preclusion because those issues were previously decided against the plaintiff by an administrative law judge in a case brought against Mr. Geiger and others by the SEC: In Re Kirby, Release No. 8174 Admin. Proc. File No. 3-9602 (2003). Golden Eagle does not believe that plaintiff’s complaint has merit. On April 14, 2004, the court granted in part Golden Eagle’s motion to dismiss the claims, leaving only a single remaining claim against Golden Eagle. Golden Eagle has filed its answer with the District Court denying all material allegations by the plaintiff. Although the remaining portion of the case is in only its preliminary stages and discovery has not yet commenced, Golden Eagle intends to defend itself vigorously and believes that the Plaintiff will not prevail. Trial on this matter is expected to occur in the first half of 2005.

Item 2. Changes in Securities

        During the quarter ending March 31, 2004, we used our common stock directly to raise capital and to satisfy some of our obligations. We issued a total of 5,437,723 restricted common shares for cash to unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.09 and $.11 per share, to raise $494,770. We also issued an additional 143,505 shares of common stock valued at $29,250, based on the prevailing market price, of $.177 and .185 for our shares on the date of issuance, in exchange for services provided. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules there under, without general advertising or other form of public solicitation. Each of the investors represented to us that they were accredited investors and that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

        Following is a chart that gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Type of Consideration	Securities issued

2004

1st quarter	5,437,723	$ 494,770	$.09 to $.11	Cash	Common

	143,505	$ 29,250	$.177 to $.185	Service	Common

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

        On April 15, 2004 we announced that we had signed a Letter of Intent with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant. (Please see full description above.)

Item 6. Exhibits and Reports on Form 8-K:

        The following reports on Form 8-K were filed during the quarter ended March 31, 2004, and subsequently:

January 6, 2004 reporting on events under Items 5, 6 & 7 of Form 8-K
January 20,2004, reporting on events under Item 12 of Form 8-K
February 26, 2004, reporting on events under Item 9 of Form 8-KA
March 1, 2004, reporting on events under Item9 of Form 8-KA
March 22, 2004, reporting on events under Items 7 & 11 of Form 8-K
April 15, 2004, reporting on events under Items 7 & 11 of Form 8-K
April 23, 2004, reporting on events under Items 5 & 7 of Form 8-K
May 13, 2004, reporting on events under Items 7 &12 of Form 8-K

        The following exhibits are filed with this Form 10-Q or incorporated herein by the following references:

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

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: May 14, 2004

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: May 14, 2004

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer Date: May 14, 2004

Golden Eagle International, Inc.
Consolidated Balance Sheets
For the Three Months Ended (Unaudited)

	March 31, 2004	December 31, 2003

(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 67,829	127,761
Accounts receivable	--	8,519
Prepaid expenses	100,819	154,872
Inventory	358,800	318,641

Total current assets	527,448	609,793

PROPERTY AND EQUIPMENT
Mining equipment and property	1,147,044	1,159,448
Mine development costs	520,714	386,178
Mineral interests and intangible assets	1,711,897	1,700,397
Office equipment	145,476	142,394
Vehicles and aircraft	122,577	122,577

	3,647,708	3,510,994
Less accumulated depreciation and depletion	(649,159)	(548,908)

Total property and equipment	2,998,549	2,962,086

Total Assets	$ 3,525,997	$ 3,571,879

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 104,314	$ 91,499
Accrued expenses	145,896	167,152
Current portion of contract payable	--	25,000
Bank loan payable	995,800	995,800
Other notes payable	473,204	473,204
Related party payable	15,000	--
Accrued interest payable	537,263	518,712

Total current liabilities	2,271,477	2,271,367

Contract payable, net of current portion	300,000	300,000

Total liabilities	2,571,477	2,571,367

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	--	--
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
468,450,679 and 462,869,451 issued and outstanding shares, respectively	46,844	46,287
Additional paid-in capital	37,664,651	37,141,188
Accumulated (deficit)	(36,756,975)	(36,186,963)

Total stockholders' equity	954,520	1,000,512

	$ 3,525,997	$ 3,571,879

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2004	2003

REVENUES	$367,971	$157,696

OPERATING EXPENSES
Production	205,735	248,363
Production taxes	47,414	20,500
Exploration and Development	72,925	--
General and administration	467,934	838,850
Depreciation and depletion	100,251	37,333

Total operating expenses	894,259	1,145,046

OPERATING (LOSS)	(526,288)	(987,350)

OTHER INCOME (EXPENSE)
Interest expense	(44,010)	(588,528)
Other, net	287	52

Total other income (expense)	(43,723)	(588,476)

NET (LOSS)	$(570,011)	$(1,575,826)

BASIC AND DILUTED (LOSS) PER SHARE	$(.00)	$(.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	465,702,989	260,126,841

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(570,011)	$(1,575,826)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	29,250	681,381
Amortization of beneficial conversion discount	--	405,641
Depreciation and depletion	100,251	37,333
Stock issued for interest	--	23,500
Amortization of deferred compensation	--	4,267
Accounts receivable	8,519	98,501
Prepaid expense and other costs	54,053	70,110
Inventory	(40,159)	(261,163)
Accrued expenses	(21,256)	135,067
Accounts payable	12,814	(272,353)
Related party payable	--	(61,886)
Accrued interest	18,551	143,966

Net cash flows (used by) operating activities	(407,988)	(571,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(136,714)	(150,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	60,000	--
Repayments to related parties	(45,000)	--
Payment of contract payable	(25,000)	--
Common stock sold	494,770	525,350

Net cash flows provided by financing activities	484,770	525,350

NET (DECREASE) IN CASH	(59,932)	(196,328)
CASH - BEGINNING OF PERIOD	127,761	335,029

CASH - END OF PERIOD	$67,829	$138,701

Golden Eagle International, Inc.
Notes to Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2003.

Note B — Organization and Nature of Business

Golden Eagle International, Inc. (the “Company,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. Since our inception, we have been engaged in organizational activities, acquiring, developing gold and other mineral properties, and starting in the fourth quarter 2002, mining gold bearing ore and producing gold for market. During the first quarter of 2004, effective December 31, 2003, we estimated proven and probable reserves at our Cangalli and Buen Futuro properties of 97,860 troy ounces of gold and 82,000,000 pounds of copper. For a complete description of these reserves please see our 10-K for the year ended December 31, 2003.

We are currently able to cover all production costs and overhead in Bolivia from gold sales; however, to date we have not achieved positive cash flow on a company-wide basis. Presently, substantially all of our current operations are focused on two properties in the Republic of Bolivia, the combined Cangalli and Tipuani Valley gold properties (the “Cangalli properties”) in western Bolivia and the Precambrian Shield and Buen Futuro properties of eastern Bolivia (the “Precambrian properties”).

We own all right, title and interest in four mining claims, or concessions, in the Tipuani Valley properties, acquired in November 1999 and October 2000. The property totals 74,000 acres. We are not required to pay any royalty on the Cangalli Properties or the Tipuani Valley properties, and are only required to pay annual claim fees to the Bolivian government of $0.40 per acre. During February 2003, as a result of geological reconnaissance work further identifying and mapping the gold bearing conglomerate material in the paleochannel of the ancient Tipuani River basin, we reduced our landholdings in the Tipuani Gold District from 74,000 total acres (116 square miles) to 49,000 total acres (77 square miles). Concession fees were considerably reduced; however, we do not believe that this action resulted in any decrease in the value of mineralized materials on our properties.

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

In June 2003, we acquired 100% of the Buen Futuro mining claim located in the center of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield geological formation. The Buen Futuro claim consists of 2,500 acres and contains at least three well-identified gold/copper ore bodies.

During December 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for ore deposits containing gold and copper, as well as, near-surface gold oxide deposits. We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000 to acquire the property. To maintain the property in perpetuity, we must pay annual claims fees to the Bolivian government of $9,000. We have subsequently reduced some of our previously held concessions in the Ascension Gold-Copper Trend, and our total landholdings in the Precambrian Shield now total 136,500 acres.

At the end of the first quarter 2004 a portion of our gold was held in inventory. Inventory represents mined and processed gold concentrates and dore. Inventory is stated at the lower of average production cost or net realizable value. Revenue is recognized when the price is determinable, and upon delivery and transfer of title of the gold to the customer.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries, Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

Going Concern Considerations

The 2003 audit opinion included an explanatory paragraph from our auditors indicating a going concern consideration. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of March 31, 2004 and have incurred substantial losses since our inception. We presently have one producing mine and plant at Cangalli. To increase production levels at the mine and plant at Cangalli and begin operations at Buen Futuro, will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and increasing the production levels at the existing operation and commencing mining operations at other claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the three months ended March 31, 2003 have been reclassified to conform to the March 31, 2004 presentation

Note C — (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of March 31, 2004 we had no other dilutive shares.

Note D — Issuance of Common Stock

During the quarter ended March 31, 2004, we raised $494,770 from the sale of 5,346,722 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued an additional 143,505 shares of common stock valued at $29,250 (market value) in exchange for services provided.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Three months ended March 31,
	2004	2003

Cashless exercise of stock options	--	$2,281,189
Beneficial conversion interest added to equity	--	99,800

Note F – Pronouncements

The Emerging Issues Task Force (“EITF”) formed a committee (the “Committee”) to evaluate certain mining industry accounting issues, including issues arising from the application of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” to business combinations within the mining industry, accounting for goodwill and other intangibles and the capitalization of costs after the commencement of production, including deferred stripping. The issues discussed also included whether mineral interests conveyed by leases represent tangible or intangible assets and the amortization of such assets. In March 2004, the EITF reached a consensus, subject to ratification by the Financial Accounting Standards Board (“FASB”), that mineral interests conveyed by leases should be considered tangible assets. The EITF also reached a consensus, subject to ratification by the FASB, on other mining related issues involving impairment and business combinations.

On March 31, 2004, the FASB ratified the consensus of the EITF on other mining related issues involving impairment and business combinations. This did not have an impact on our financial statements since it did not change our accounting. The FASB also ratified the consensus of the EITF that mineral interests conveyed by leases should be considered tangible assets subject to the finalization of a FASB Staff Position (“FSP”) in this regard.

On April 30, 2004, the FASB issued a FSP amending SFAS Nos. 141 and 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We will evaluate the FSP and may adopt the FSP effective April 1, 2004. As a result, we may reclassify all of our mineral interests conveyed by leases from Mineral interests and intangible assets to Property, plant and mine development, in our balance sheets and cease amortizing exploration stage mineral interests prior to the commencement of production.

The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on our accounting in the future.

Note G – Notes Payable

We have a bank note payable of $995,800, which is due June 29, 2004. The bank has informed us that it does not intend to extend the maturity date. We are currently seeking other sources of financing to pay off this debt prior to maturity. There is no assurance, however, that we will be able to refinance this debt.

Note H – Subsequent Events

On April 15, 2004, we announced that we had signed a Letter of Intent with Atlas Precious Metals, Inc. (“Atlas”) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. We will issue Atlas 25 million restricted common shares of stock as the full purchase price. Based on a valuation for negotiating purposes using the average closing price of Golden Eagle’s shares over the past 90 trading days of $0.1932 per share, the estimated Gold Bar acquisition is valued at $4.83 million. However, the actual purchase price will be based on the closing price of the stock on the date the purchase is closed and may change from the amount indicated above. The accounting result is not determinable at this time. Upon completion of this transaction we intend to dismantle, ship and re-erect this plant on our Buen Futuro site in Eastern Bolivia. The anticipated cost of this effort is approximately $3,500,000.