Form 10-Q
period 2004-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2004-08-16
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2004

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

[ X ] Yes [ ] No

At August 12, 2004, there were 510,872,430 shares of common stock outstanding.

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
Controls and Procedures

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K a. Financial Statements Balance Sheets Statements of Operations Statement of Cash Flows Notes to Financial Statements

Signatures
Certifications (Exhibits 31 and 32)
Goldbar Asset Purchase Agreement

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited Financial Statements for the six months ended June 30, 2004 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

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

      Company Classification and Discussion

        Under SEC Industry Guide 7, Golden Eagle International, Inc. is classified both as a production stage company (with respect to our Cangalli properties since we have been producing minerals from that property) and as a development stage company (with respect to our Precambrian properties since we are engaged in the preparation of mineral reserves for extraction, but we are not in the production stage with respect to Buen Futuro).

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

        We own all right, title and interest in four mining claims, or concessions, in the Tipuani Valley acquired in November 1999 through July 2002. These concessions, known as the Cangalli properties, totaled 49,900 acres. We are not required to pay any royalty on these properties and are only required to pay annual concession fees to the Bolivian government of $0.40 per acre.

        During the first six months of 2004, we produced 64,238 grams or 2,065 troy ounces of gold until we temporarily ceased production activities in June 2004 (as described below). We produced 30,493 grams or 980 ounces of gold during the first quarter and 33,745 grams or 1,085 ounces during the second quarter. Our total production since inception is 302,324 grams or 9,720 ounces of gold from our Cangalli properties and our Cueva Playa processing plant. Until we temporarily ceased our production operations from the Cangalli properties, we were able to cover all production costs and overhead in Bolivia from gold sales; however, to date we have not achieved positive cash flow on a company-wide basis.

        On June 25, 2004 we announced that we temporarily ceased mining operations at our Cangalli mine and plant as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. These protests have prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered the operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to our Cangalli operation, and the power failures have halted all mining and processing activities.

        On this same date we also advised that recent events in Bolivia involving miners’ protests regarding the failure of pension programs for many mining companies and cooperatives have resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, in the operations of the United Cangalli Gold Mining Cooperative, Ltd. (the “UCL”). This governmental intervention against the cooperative, and potential legal issues surrounding the ownership rights of the 5,000-acre mining concession that Golden Eagle purchased from the UCL, have led the Company to temporarily suspend operations at the Cangalli mine.

        Since this announcement, the roadblock at Caranavi has been lifted. However, we are still working with the Bolivian Ministry of Labor to resolve the pension issue with the UCL and as of the date of this filing we have not yet resumed mining operations.

        We do however, own an additional 44,900 acres in the Tipuani Gold District covering an 18-mile section of the ancient paleo-channel of the Tipuani River system that is not affected by the dispute between the United Cangalli Cooperative and the Bolivian government and we are investigating the possibility of moving the mine and plant to an alternate site on our property. The financial impact, if any, of these events on the Company cannot be determined at this time. However, abandonment of current facilities may cause us to write off portions of our investments in mining properties and development costs.

        Prior to the temporary suspension of operations, we had experienced considerable success with our TPS (Targeted Planar Subsidence) mining method during April and May. During April, we produced 25% more gold than we did during March. During May, we produced 49% more gold than we did in March with 90% of our production coming from our underground TPS operation. During May our TPS operations recovered a gold grade of 2.93 grams per tonne, which was approximately ten times greater than the gold recovery grade from our open pit mining operations and block caving operation.

        In June 2001, we acquired all right, title and interest in three mining concessions consisting of 125,000 acres located 162 miles north of Santa Cruz, Bolivia, in eastern Bolivia’s Precambrian Shield area, together with all proprietary exploration information pertaining to the properties. We are not required to pay a royalty on these properties, and can maintain them in perpetuity by paying annual claims fees to the Bolivian government of approximately $50,000, or $0.40 per acre.

        In June 2003, we acquired 100% of the Buen Futuro mining claim located in the center of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield geological formation, including relevant reports, drill data, drill cores, reverse circulation cuttings, samples and geological maps. To maintain this claim we must pay annual claims fees of $1,000, or $0.40 per acre, as well as contractual obligations that are detailed below in our discussion of our contractual obligations regarding Buen Futuro.

        The Buen Futuro claim consists of 2,500 acres and contains at least three well-identified gold/copper mineralization. During December 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for gold and copper mineralization, as well as, near-surface gold oxide deposits. To maintain the property in perpetuity, we must pay annual claims fees to the Bolivian government of $9,000, or $0.40 per acre.

        We have subsequently reduced some of our previously held concessions in the Ascension Gold-Copper Trend, and our total landholdings in the Precambrian Shield now total 136,500 acres.

        During the first quarter of 2004, we estimated proven and probable reserves at our Cangalli and Buen Futuro properties of 97,860 troy ounces of gold and 82,000,000 pounds of copper. For a complete description of these reserves, please see our 10-K for the period ended December 31, 2003.

        On June 18, 2004, we entered a purchase agreement with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. The agreement called for us to issue 30 million shares of common stock, which we valued at $3.6 million dollars (or $.12 per share based on the market value on the transaction date). We intend to dismantle, ship and re-erect this plant on our Buen Futuro site in eastern Bolivia. We estimate that the costs to relocate the plant will be approximately $3.5 million, which funds we will need to raise before initiating the move. We believe that approximately eight months following our receipt of the necessary funding to finance the relocation of the Gold Bar plant we will be able to commence gold mining and milling operations at Buen Futuro and commence copper mining and milling operations two quarters thereafter. While we believe that we will obtain financing sufficient to commence gold and copper operations at Buen Futuro we can offer no guarantees that sufficient financing will be obtained.

      Liquidity and Capital Resources

        Working Capital Situation. Through June 30, 2004 and subsequently, Golden Eagle has had working capital deficits. Despite that, we have been able to finance our operations through private placement stock offerings and the sale of gold. In fact, from our inception through the second quarter of 2004 and subsequently, Golden Eagle’s current liabilities have exceeded current assets. This situation has created some difficulty for us in meeting our obligations. However, as of June 30, 2004, we were able to pay, or were in the process of arranging for the payment of, all salaries for employees of our Bolivian operations and U.S. operations, as well as our suppliers’ invoices and other operating expenses. At the time of this report we are current on all obligations.

        At June 30, 2004, Golden Eagle’s working capital deficit amounted to ($1,851,884) which has not materially changed from the working capital deficit of ($1,661,574) at December 31, 2003. We did not experience a larger increase to our working capital deficit because we have further reduced our negative cash flows from operations. There are numerous components of our current liabilities, which impact our working capital deficit. These components include:

o	Accrued expenses and accounts payable of $259,881, compared to $258,651 at December 31, 2003); and

o	A short-term loan from Frost National Bank of $995,800, which matured on June 29, 2004. On July 16, 2004, we received notification from Frost National Bank of their intention to renew this note with a new maturity date of December 29, 2004. Frost National Bank has informed us that they do not intend to renew this note after December 29, 2004. We are currently negotiating with other sources of financing that we may use to pay off this note prior to maturity; however, we can offer no assurance that we will be successful obtaining the necessary financing prior to the maturity date.

o	Short-term loans of $473,204 from certain shareholders which are payable on demand.

o	A related party note totaling $30,000 from a relative of our CEO.

o	Accrued interest payable of $569,835 (an increase from $518,712 at December 31, 2003).

        Our working capital situation remains as the most critical issue facing us, even if we are able to resume operations at Cangalli. We will continue our efforts to finance our working capital deficit, our negative cash flows from operations and investing activities through equity transactions with accredited investors and through long-term financing, although we can offer no assurance that we will be able to do so. Our revenues from gold production, which have exceeded the costs of extraction, are also a means of reducing our working capital deficit, although those proceeds have been, and will be for the foreseeable future, entirely reinvested in our Bolivian operations assuming that operations are recommenced. At the time of the suspension of operations at Cangalli and at our Cueva Playa plant, we held a sizeable inventory of gold. We intend to finance our scaled-back Bolivian operations from the proceeds of the sale of this gold. US administration costs have also been reduced or eliminated where possible and we intend to raise sufficient funds to continue US operations through equity transactions or debt where available.

        Capital Commitments. Golden Eagle has certain significant capital commitments. These commitments include:

o	Our obligation in the form of a contract payable in the amount of $300,000 for the acquisition of the Buen Futuro mining claim made up of $200,000 in cash and $100,000 in common stock which is payable over a 27-month period ending September 1, 2005; and

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006 and $2 million in production expenditures by May 15, 2005. We have spent approximately $250,000 against this obligation; and

o	Our obligation to pay mining claim fees to the Bolivian Government over the next five years in order to maintain our mining concessions. All mining claim payments have been made for 2004; and

o	Our obligation to pay $138,000 of the debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $57,538 leaving a balance of $80,462. Pending the outcome of our discussions with the cooperative and the Bolivian Ministry of Labor relating to unpaid pension obligations by the UCL, we have suspended all payments on this debt.

o	Our commitment to purchase, dismantle, ship and re-erect the Gold Bar mill to Bolivia will cost approximately $3,500,000 in addition to the shares of our restricted common stock used for the purchase of the assets.

        Following is a chart that sets out our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	Due 2004	Due 2005 & 2006	Due 2007 & 2008
Accounts Payable & Accrued Expenses	$259,881	$259,881	$-	$-
Bank loans	995,800	995,800	-	-
Other Notes Payable	473,204	473,204	-	-
Related Party Payable	30,000	30,000	-	-
Accrued Interest	569,835	569,835	-	-
Building Leases	12,000	6,000	6,000	-
Contracts Payable	300,000	-	300,000	-
Exploration & Production Buen Futuro	2,750,000	-	2,750,000	-
Mining Claim Fees	296,000	-	148,000	148,000
UCL Assumed Debt	80,462	-	-	80,462
Costs associated with Gold Bar Mill	3,500,000	3,500,000	-	-
Total Contractual Cash Obligations	$9,296,286	$5,863,826	$3,204,000	$228,462

        Without a significant amount of third party funding, it is unlikely we will be able to meet the foregoing commitments. We believe we will be able to negotiate various accommodations from our existing creditors and others to extend payment obligations. We also are working to develop new grant and funding sources, which may include funding from the US Trade Development Agency, the Export Import Bank and the Overseas Private Investment Corporation.

        Clearly, maintaining our properties and the existing production operations are high priorities for our cash expenditures. Golden Eagle has historically financed its operating losses, capital commitments, and cash flow requirements through gold production, short-term loans from affiliates, and occasionally, from non-affiliates. In addition, we also used our common stock directly to raise capital and to satisfy some of our obligations. The situation requiring the sale of Golden Eagle’s stock to raise working capital and pay current obligations has continued throughout the first two quarters of 2004 (See, Part II, Item 2, “Changes in Securities”). During the second quarter of 2004, we raised $318,200 from the sale of 4,943,810 shares of our common stock from accredited investors pursuant to exemptions from the securities registration requirements. Although we have been successful in obtaining funds to date, there can be no assurance we will be able to continue doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations, of which there can be no assurance

        Revenues from our Bolivian operations. We have obtained liquidity for our Bolivian operations through sale of gold from our Cangalli, Bolivia gold mine. The following table provides information about the cash this production has provided, or that we anticipate the production will provide. We have used and plan to use sales of gold to defray the costs of our Bolivian operations. We have chosen not to expatriate cash from Bolivia at the present time because of the need for cash for our Bolivian operations.

Years	Production/Inventory (g/oz)	Grade g/T (m^3)	Revenues
1996-1999	21,000 g (675 oz)		$161,000
2000-9/30/2002	-0-		-0-
Fourth quarter, 2002	43,847 g (1,410 oz)	.475 (.950)	481,620
First quarter, 2003	36,424 g (1,171 oz)	.433 (.866)	137,196
Second quarter, 2003	37,841 g (1,217 oz)	.424 (.848)	226,740
Third quarter, 2003	59,728 g (1,920 oz)	.317 (.634)	631,325
Fourth quarter, 2003	39,246 g (1,262 oz)	.403 (.806)	310,729
First quarter, 2004	30,493 g (980 oz)	.412 (.824)	367,971
Second quarter, 2004	33,745 g (1,085 oz)	.984 (1.97)	533,015
Total Production	302,324 g (9,720 oz)		$2,849,596
Gold in inventory on June 30, 2004 (1)	(33,913 g (1,090) in inventory)		(Approx. market value)(1) $388,280

    (1)        Due to various conditions in the international gold market, or production late in the quarter, our Bolivian subsidiary, GEII Bolivia, chose to delay some sales and hold the gold in inventory. We recognize revenue when the price is determinable, and upon delivery and transfer of title of gold to the customer. Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. On June 30, 2004, we held 33,913 grams or 1,090 troy ounces of gold in inventory. Had this inventory been sold at 90% of the spot gold market price on June 30, 2004, as it is customarily priced on the Bolivian gold market, we would have generated an additional $388,280 in revenue during the second quarter of 2004. The 10% reduction in the spot market price reflects the cost of refining, hallmarking, insurance and secured storage. Our gold is normally sold as gold concentrates. Prior to the second quarter of 2004, all gold was sold within Bolivia. During the second quarter of 2004, we began exporting gold for sale outside of Bolivia, which allowed us to recognize a higher sales price.

        Our gold production at our Cangalli mine increased by nearly 11% from the first quarter 2004 to the second quarter 2004 as a result of the increase in our recovered grade from TPS mining. This increase in production occurred despite the fact that our Cangalli mine was in operation only two months during the quarter. On June 25, 2004, we announced we had temporarily ceased mining operations at our Cangalli mine and plant as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and the company’s Cangalli mine. The roadblocks prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to Golden Eagle’s Cangalli operation, and the power failures have halted all mining and processing activities.

        On this same date, we also advised that recent events in Bolivia involving miners’ protests regarding the failure of pension programs for many mining companies and cooperatives had resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, into the operations of the United Cangalli Gold Mining Cooperative, Ltd. (UCL). This governmental intervention against the cooperative, and potential legal issues surrounding ownership rights of the 5,000-acre mining concession Golden Eagle purchased from the United Cangalli Cooperative, have led the company to temporarily suspend operations at the Cangalli mine.

        Since this announcement, the road block at Caranavi has been lifted, however, we are still working with the Bolivian Ministry of Labor to resolve the pension issue with the UCL and as of the date of this filing, we have not yet resumed mining operations.

        We do, however, own an additional 44,900 acres in the Tipuani Gold District covering an 18-mile section of the ancient paleo-channel of the Tipuani River system that is not affected by the dispute between the United Cangalli Cooperative and the Bolivian government and we are investigating the possibility of moving the mine and plant to an alternate site on our property. Abandonment of our current mine may cause us to write off certain mining properties and development costs.

        Prior to the temporary suspension of operations, we had experienced considerable success with our TPS (Targeted Planar Subsidence) mining method during April and May. During April we produced 25% more gold than we did during March. During May we produced 49% more gold than we did in March, with 90% of our production coming from our underground TPS operation. During May, our TPS operations recovered a gold grade of 2.93 grams per tonne, which was approximately ten times greater than the gold recovery grade from our open pit mining operations and block caving operation.

        During TPS operations, the pay streaks are mined along their geologic plane. Initially, this mining took place along a 25-meter work face, and as the work face advanced, the roof behind was allowed to collapse, or subside, in a controlled manner similar to longwalling now being used in the coal industry. We have determined the average grade (based on the pay streak sampling program that resulted in our estimate of proven and probable reserves in our Cangalli underground mine) is 3.73 grams of gold per tonne, which is almost exactly 10 times higher than the average grade that has historically been recovered thus far. We anticipate, that if we are able to achieve a higher grade, we will be able to increase our revenue per ounce. During the first two quarters of 2004, prior to our temporary cessation of operations, we experienced a shake out period on TPS production and we consistently achieved grades in the range of 3 grams per tonne. We have made significant progress in developing this mining method and steadily increased TPS production. Once we reinitiate operations, we expect to be able to process 375 tonnes per day through our plant from our initial 25-meter workface, and we plan to expand this face as we complete our shake out period. As we improve TPS mining techniques, we plan to decrease our mining in our open pit operation, which should decrease the impact of adverse weather in the future.

        While we cannot guarantee that we will be able to reinitiate operations at our Cueva Playa plant, we believe that we will be able to resolve this issue with the UCL and the Bolivian Ministry of Labor. Should we be unable to resolve this issue on reasonable terms, we intend to move our mill and plant to another site on the 44,900 acres that we control on which the UCL is not a factor.

        Any movement of the plant, or any further expansion of the Cangalli production capacity, and our ability to continue to operate more efficiently, will require a capital investment we do not currently have available. However, we believe, but cannot offer assurance, that sufficient funding will be obtained on commercially reasonable terms.

        Although we believe we will be able to generate a significant amount of additional revenues from mining gold from the Cangalli properties and eventually gold and copper on our Buen Futuro property, there can be no assurance these revenues will be sufficient to result in a positive cash flow from our operations. Our ability to generate significant net revenues from mining operations alone depends in part on our ability to finance substantial additional capital expenditures for the expansion of our TPS mining system and the construction and operation of our gold and copper mine and plant at Buen Futuro.

        Our ability to achieve maximum production and generate a positive cash flow is subject to a number of risks, certain of which are addressed below under, “Risk Factors”, and in the “Risk Factors” section of our annual report on Form 10-K.

        Our ability to use our capital stock and other securities to raise working capital and to pay our indebtedness is subject to extensive federal and state regulation. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurances we have been able to do so. To the extent there may be any non-compliance, we may incur certain liabilities. No such claims have, to our knowledge, been asserted to date.

           Assets. As of June 30, 2004, we had total assets of $7,140,905. These assets contained current assets including cash and prepaid expenses, which decreased to $476,835 as of June 30, 2004 from $609,793 as of December 31, 2003. The decrease was primarily attributable to the decrease in cash from $127,761 as of December 31, 2003, to $30,731 as of June 30, 2004.

        Fixed assets include mining equipment of $4,883,410, including $3,600,000 for the purchase of the Gold Bar Mill and plant. Upon completion of the financing of $3.5 million, we intend to move the plant from Nevada and reassemble it on our Buen Futuro claim in Bolivia. Also included in fixed assets are mine development costs of $511,473 and $1,708,897 for acquisition costs of our mining prospects; $149,880 for office equipment; and $122,577 in vehicles and aircraft. The aircraft is a single engine Mooney aircraft that is being utilized in Bolivia for transportation between our properties. The total book value of property and equipment is $7,376,236; less accumulated depreciation and depletion of $(712,166), resulting in total property and equipment net of accumulated depreciation of $6,664,070 as of June 30, 2004. Total fixed assets increased $3,865,242 from $3,510,994 as of December 31, 2003, primarily as a result of acquisition of the Gold Bar mill and plant.

        Stockholders’ Equity. As of June 30, 2004, our stockholders’ equity was $4,512,186, which is a 350% increase from our stockholders’ equity of $1,000,512 at December 31, 2003. The $3,511,674 net increase in stockholders’ equity was primarily the result of the $3,600,000 value of shares issued during the quarter resulting from the issuance of 30 million restricted shares of common stock for the purchase of the Gold Bar mill and plant.

      Results of Operations

        The following sets forth certain information regarding Golden Eagle’s results of operations during the six months ending June 30, 2004 compared with the same period in 2003.

	Six months ended
	June 30, 2004	June 30, 2003
Revenues	$900,986	$384,436
Production Costs	(528,542)	(453,244)
Production Taxes	(88,046)	(20,500)
Exploration & Development	(201,770)	(200,000)
General and Administrative	(890,220)	(1,786,128)
Depreciation and Depletion	(168,833)	(24,508)
Operating Loss	(976,424)	(2,099,944)
Interest and Other Expense	(89,043)	(1,202,731)
Net Loss	(1,065,180)	(3,302,675)
Net Loss per Share	$(.002)	$(.012)

        During the first six months of 2004, we generated $900,986 in revenues from gold sales. Revenues from gold sales increased approximately 2.3 times revenues generated during the first six months of 2003 of $384,436. Revenue generated during 2004 represents only five months of production compared to six months of production in 2003 as a result of the temporary shut down of the Cangalli mine and plant at the beginning of June 2004. In addition to the gold quantities sold during the period, we have accumulated a gold inventory of 33, 913 grams or 1,090 troy ounces with a book value of $301,763, which was calculated at the cost of producing the gold. Had this gold in inventory been sold on June 30, 2004 at 90% of the spot market price of $395.80 per troy ounce, we would have generated an additional $388,280 in revenue during the quarter.

        Prior to the temporary suspension of operations in the beginning of June, revenues from our mine production covered our production expenses and overhead in Bolivia. However, we have not yet operated profitably on a consolidated basis. We have taken steps to decrease our corporate expenses through the conversion of debentures, reduction of debt and the implementation of internal cost controls, which have, and we believe will continue to, improve our operating results. We are also taking steps to increase our production from the Cangalli properties, once production resumes, through the use of different mining methods as described above. While we believe that our efforts have and will continue to show improved results, we cannot guarantee that we will be able to resume production at Cangalli, and, if we are able to resume production, we cannot guarantee that improved cash flow from our Cangalli operation will necessarily result in overall profitability for our operations as a whole in the near future, if at all. We will need to achieve significantly greater revenues, which will require additional capital investment, to offset our continuing general, administrative, and exploration and development expenses.

        Our production costs increased to $528,542 for the six months ended June 30, 2004, compared to $453,244 for the same period of 2003. However, as a percentage of revenue, production costs decreased to 59% during the first six months of 2004 from 125% during the first six months of 2003 due to the increased price of gold sold and a reduction in our cost per ounce to produce.

        Production taxes increased to $88,046 during the first six months of 2004 from $20,500 during the same period in 2003. Production taxes, in prior periods included value-added tax in Bolivia which is charged by the Bolivian government at a rate of 13% of sales of gold within the country. Beginning in the second quarter, we began exporting our gold to international markets. By exporting the gold instead of selling on it the Bolivian market, we became subject to a complimentary mining tax of 4% of sales and an export tax of 4% of sales, payable to the Bolivian Government instead of the production tax of 13%. These taxes may be offset or reduced in the future by taxes paid for the purchase of supplies.

        Exploration and development costs were $201,770 during the six months ended June 30, 2004 compared to $200,000 during the same period 2003. Exploration and development costs during 2003 were partially the result of a write down of previously capitalized mine development costs at Cangalli. The exploration costs during 2004 resulted from exploration and development work done in conjunction with the determination of reserves at Cangalli and Buen Futuro and the infrastructure work performed at Buen Futuro in advance of the relocation of the Gold Bar mill and plant to the site.

        General administrative expenses decreased to $890,220 during the first six months of 2004 from $1,786,128 during the first six months of 2003. The decrease was a result of tighter cost controls implemented both in Bolivia and in the US corporate offices and a reduction in stock issued for services for public relations and other services.

        Depreciation and depletion increased to $168,833 during the first half of 2004 from $24,508 during the same period 2003. The increase was due to the amortization of additional costs in 2004.

        Interest expense during the first six months of 2004 decreased by to $89,043 from $1,202,798 during the first six months of 2003. This decrease was due to the conversion of debentures and some related party debt to common stock in 2003. By converting to stock, we eliminated a substantial amount of interest on the debentures and notes and we expect to save the company over $2,000,000 in interest during 2004 alone.

        We generated a net loss for the first six months of 2004 of ($1,065,180), or $(.002) per share, compared to a net loss during the same period in 2003 of ($3,302,675), or $(.012) per share. This substantial decrease in net loss is the result of additional revenue, the reduction of cost per ounce of gold produced and the reduction of general and administrative, as well as interest expenses. We anticipate our net loss would have been further reduced had we continued production through June. While we can offer no assurance we will reach profitability in the near future, we believe that if we are able to resume production in a timely manner that the steps we have taken to increase production and control costs may allow us to reach profitability within a reasonable amount of time. However, until we reach profitability, we will require additional financing, which we have described above and for which there is no assurance we will secure.

      Plan of Operations

        Given our working capital shortages and current world market conditions for commodities, we have set the following priorities for the use of any working capital that may become available:

o	Continuance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $4.0 million during 2004);

o	Resuming mining operations and reaching sustained production capacity of 375 tons per day from TPS operations in our Cangalli gold mine. If we are unable to resume production at our Cueva Playa mine and plant, we may be forced to move our operations to some portion of the remaining 44,900 acres we own that is not affected by the issues concerning the UCL cooperative and the Bolivian Ministry of Labor. We estimate costs to move the plant and to commence a new underground TPS mining operation to be between $500,000 and $1,000,000.

o	Assuming we are able to recommence mining operations at Cueva Playa, we intend to expand the mine face in the Cangalli/Cueva Playa underground mine in order to increase the tons-per-day mined to reach the existing 3,500 tonnes per day capacity of our Cueva Playa plant. By targeting high-grade pay streaks that are usually 2 to 3 meters thick and processing a horizontal plane of ore, rather than taking the entire vertical section as was done in our block caving operation and our open pit operation, we expect to eliminate a great deal of dilution from lower grade ore. We estimate that we will be able to recover the same amount of gold in our current 3,500 ton per day (tpd) plant with less ore processed as we would have from our projected 11,000-tpd future expansion. This translates into much lower costs per ounce and increased potential capacity. We expect that we will require an additional $100,000 to complete a second 25-meter mining face.

o	Expansion of our mineral reserves at both Cangalli and Buen Futuro. On April 29, 2004, we announced that we would immediately implement a reserve expansion program on our Buen Futuro project in Bolivia’s Precambrian Shield. Working in conjunction with Dr. Michael H. Biste, the company’s consulting geologist, the program is projected to increase gold ore reserves at Buen Futuro by over 1 million tonnes, or approximately 40%, over the next 9 months. This reserve expansion will result from further in-fill drilling in the existing A zone and will focus on 76 acres of our 136,500-acre landholding. This is the beginning of our ongoing gold and copper reserve expansion work on the entire Ascension Trend.

As a result of the suspension of operations at Cangalli/Cueva Playa, we have begun a sampling program to determine the feasibility of moving the mine and plant to a different location on our property that is not affected by the issues surrounding the UCL and the Bolivian Ministry of Labor. We believe that we can accumulate sufficient sampling data from this process to estimate reserves on other portions of our Cangalli property regardless of whether or not we resume operations at Cueva Playa.

o	On June 18, 2004, we entered into a purchase agreement with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. Upon raising the necessary capital, we intend to dismantle, ship and re-erect this plant on our Buen Futuro site in Eastern Bolivia. . We estimate the time to dismantle the plant, transport it to Bolivia and re-erect it on our Buen Futuro claim will be approximately eight months from the time we raise the necessary financing. We anticipate the Gold Bar acquisition will result in a 50% increase in our previously announced capacity in the Buen Futuro gold circuit, improving projected recoveries to over 3,000 troy ounces of gold per month, as well as a substantial increase in our previously-announced copper ore milling capacity. We believe this acquisition will also cut by half the construction time for a gold milling and leaching operation of this size. Prior to closing on this transaction, we received a fairness opinion prepared by HE Dunham & Associates. The opinion from HE Dunham & Associates determined the economic fairness of the Gold Bar mill transaction to our shareholders. The reported estimated a replacement value on the Gold Bar mill and plant at $12 million. This report also provided an estimated cost to build a similar-sized new gold and copper recovery plant with its associated new equipment, engineering and construction costs at between $45 million and $50 million in today’s dollars. The report stated that the “acquisition of the Gold Bar Mill is most beneficial to the Company at a good price.” Finally, HE Dunham & Associates opined that the “transaction is economically fair to Golden Eagle International, Inc and Atlas and its shareholders.” Atlas offered to sell the Gold Bar plant to us, at what we feel was a discounted price, as a result of their desire to participate in the mining of gold and copper at Buen Futuro. The Gold Bar plant was a perfect fit for our needs and was not at the time processing ore from the Gold Bar mine. As a result of the purchase of the plant for stock, Atlas is now a major Golden Eagle shareholder and should benefit from any price appreciation of our stock as Buen Futuro comes on line.

        Since we currently have a limited amount of cash on hand and a working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital. We have successfully raised needed capital in the past; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing.

        In order to assist in financing our planned operations, we continue to seek joint venture partners or other industry participants who would be interested in joining with us in the development of our Tipuani Gold District or Precambrian prospects. We cannot, however, offer any assurance that any potential joint-venture partners will be interested in evaluating these prospects or in negotiating a relationship with us on reasonable or acceptable terms. Any industry participant who may choose to enter into a joint venture with Golden Eagle would likely initially require a significant interest in the project in exchange for the necessary investment.

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

      Risk Factors Attendant To Golden Eagle’s Operations

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor should carefully consider the following significant factors and the other factors described in this quarterly report. The risks associated with an investment in our stock include, but are not limited to;

o	Continued disruption of mining operations at our Cangalli mine and the possibility we will be required to move the mine and plant to an alternate location in order to resume production; oVolatility of commodity (gold) prices; oVolatility of our stock prices and the lack of an established broad market for our securities; oThe environmental risks associated with mining activities;

o	The risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular. These risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	The concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian/Buen Futuro acquisition in eastern Bolivia);

o	The significant dependence on management and management’s relative inexperience with certain aspects of targeted planar subsidence mining and other mining operations contemplated in our business, mining and processing plan.

o	Cash flow and working capital deficits and the possible inability to continue to raise necessary financing on commercially-reasonable terms;

o	Dependence upon third party investments and financing;

o	"Going concern" considerations as set out in more detail at p. 14 below;

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have not yet produced gold in commercial quantities on a profitable basis.

      Impact of Inflation and Changing Prices

        Golden Eagle has not experienced any material impact from the effects of inflation during the last three annual operating periods, 2001, 2002 or 2003, and was not impacted during the first six months of 2004. Bolivian inflation, while astronomical at times during the early 1980‘s, has been relatively stable at less than 10% since 1985, and less than 8% per annum during the last three years

      Critical Accounting Policies

        In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We have evaluated the impact of this statement and have adopted this standard. To date we have not taken any expenses based on this policy; however, we anticipate we will in the future.

        We have adopted SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires long-lived assets held and used to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We review for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.

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

        Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probably reserves are expensed. When it has been determined a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed.

        To the extent development costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific area. The capitalized cost basis, subject to depletion expense, are calculated on a formula based on the number of tons of ore that are expected to be mined against the total tons in proven and probable reserves and extrapolated to the number of tons in the area of influence of the mine.

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

        On April 30, 2004, the FASB issued a FSP amending SFAS No. 141 and SFAS No. 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004. We have adopted the FSP effective April 1, 2004. As a result, we have reclassified all of our mineral interests conveyed by leases from Mineral interests and intangible assets to Mining Properties in our balance sheets and have ceased amortizing exploration stage mineral interests prior to the commencement of production. The Committee is continuing its evaluation of mining industry accounting issues, which may have an impact on our accounting in the future.

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

      Going Concern Considerations

        The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ equity of $4,732,186 on June 30, 2004 and $1,000,512 on December 31, 2003, and have incurred substantial losses of ($37,382,646) since our inception. We presently have one producing plant and mine at which operations have been temporarily suspended. We will require significant additional financing to either relocate our existing mine and plant if we are unable to resume operations or to further develop the existing mine and plant, satisfy outstanding obligations, and to begin gold and copper production at Buen Futuro. Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is a concern about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Item 2. Changes in Securities

        During the six months ending June 30, 2004, we used our common stock directly to raise capital and to satisfy some of our obligations. We issued a total of 10,290,532 restricted common shares for cash to unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.06 and $.11 per share, to raise $812,970. We also issued an additional 2,836,669 shares of common stock valued at $353,882, based on the prevailing market price, of $.093 to $.185 for our shares on the date of issuance, in exchange for services provided. During the second quarter we also issued 30,000,000 shares of our restricted common stock valued at $3,600,000 for the purchase of the Gold Bar mill and plant as previously described. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules there under, without general advertising or other form of public solicitation. Each of the investors represented to us that they were accredited investors and that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

        The following chart gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Type of Consideration	Securities issued
2004
1st quarter	5,437,723	$494,770	$.09 to $.11	Cash	Common
	143,505	$29,250	$.177 to $.185	Service	Common

2nd quarter	4,943,810	$318,200	$.06 to $.08	Cash	Common
	2,693,164	$324,632	$.093 to $.167	Service	Common
	30,000,000	$3,600,000	$.12	Mill Purchase	Common

Total 2004	43,218,202	$4,766,852

        As a subsequent event on August 10, 2004 we filed a Form S-8 registration statements with the Securities and Exchange Commission relating to the Golden Eagle International, Inc. 2004 Employee and Consultant Stock Compensation Plan. Under this filing we registered to issue up to 20,000,000 shares in the future under this plan.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibits required by Item 601 of Regulation SB

10.1		Purchase Agreement for the Acquisition of the Gold Bar Mill

31.		Certifications pursuant to Rule 13a-14(a)
	31.1	Certification of the Chief Executive Officer
	31.2	Certification of the Chief Financial Officer

32.		Certifications pursuant to 18 U.S.C. §1350
	32.1	Certification of the Chief Executive Officer
	32.2	Certification of the Chief Financial Officer

(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2004, and subsequently:

April 15, 2004, reporting on events under Items 7 & 11 of Form 8-K
April 23, 2004, reporting on events under Items 5 & 7 of Form 8-K
May 13, 2004, reporting on events under items 12 & 7 of Form 8-K
June 22, 2004, reporting on events under items 12 & 7 of Form 8-K
July 1, 2004, reporting on events under items 12 & 7 of Form 8-K
July 7, 2004, reporting on events under items 12 & 7 of Form 8-K
July 29, 2004, reporting on events under items 12 & 7 of Form 8-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President August 16, 2004

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer August 16, 2004
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Secretary/Treasurer and Principal Financial Officer August 16, 2004

Golden Eagle International, Inc.
Consolidated Balance Sheets

	June 30, 2004	December 31, 2003

(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 30,731	127,761
Accounts receivable	--	8,519
Prepaid expenses	144,341	154,872
Inventory	301,763	318,641

Total current assets	476,835	609,793

PROPERTY AND EQUIPMENT
Mining equipment and property	1,283,410	1,159,448
Plant and mill - idle	3,600,000	-
Mine development costs	511,473	386,178
Mineral interests and intangible assets	1,708,897	1,700,397
Office equipment	149,880	142,394
Vehicles and aircraft	122,577	122,577

	7,376,236	3,510,994
Less accumulated depreciation and depletion	(712,166)	(548,908)

Total property and equipment	6,664,070	2,962,086

Total Assets	$ 7,140,905	$ 3,571,879

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 105,519	$ 91,499
Accrued expenses	154,362	167,152
Current portion of contract payable	--	25,000
Bank loan payable	995,800	995,800
Other notes payable	473,204	473,204
Related party payable	30,000	--
Accrued interest payable	569,835	518,712

Total current liabilities	2,328,719	2,271,367

Contract payable, net of current portion	300,000	300,000

Total liabilities	2,628,719	2,571,367

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	--	--
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
506,087,653 and 462,869,451 issued and outstanding shares, respectively	50,608	46,287
Additional paid-in capital	41,713,720	37,141,188
Accumulated (deficit)	(37,252,143)	(36,186,963)

Total stockholders' equity	4,512,186	1,000,512

	$ 7,140,905	$ 3,571,879

Golden Eagle International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003

REVENUES	$533,015	$226,740	$900,986	$384,436

OPERATING EXPENSES
Production	322,807	179,452	528,542	453,244
Production taxes	40,632	--	88,046	20,500
Exploration and Development	128,845	200,000	201,770	200,000
General and administration	422,286	947,277	890,220	1,786,128
Depreciation and depletion	68,582	12,604	168,833	24,508

Total operating expenses	983,151	1,339,333	1,877,410	2,484,380

OPERATING (LOSS)	(450,136)	(1,112,593)	(976,424)	(2,099,944)

OTHER INCOME (EXPENSE)
Interest expense	(45,033)	(614,270)	(89,043)	(1,202,798)
Other, net	1	15	288	67

Total other income (expense)	(45,032)	(614,255)	(88,755)	(1,202,731)

NET (LOSS)	$(495,169)	$(1,726,848)	$(1,065,180)	$(3,302,675)

BASIC AND DILUTED (LOSS) PER SHARE	$(.001)	$(.006)	$(.002)	$(.012)

WEIGHTED AVERAGE SHARES OUTSTANDING	476,765,443	295,417,961	471,234,216	285,925,370

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)

	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,065,180)	$(3,302,675)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	133,883	1,266,201
Amortization of beneficial conversion discount	--	855,164
Depreciation and depletion	168,333	76,492
Assets written off	12,341	--
Impairment	--	150,327
Stock issued for interest	--	23,499
Amortization of deferred compensation	--	8,533
Loss (Gain) on retirement of property & equipment	--	1,317
Contribution of capital	30,000	--
Accounts receivable	8,519	147,326
Prepaid expense and other costs	10,531	18,551
Inventory	16,878	(268,517)
Accrued expenses	(12,790)	(21,443)
Accounts payable	14,019	(169,285)
Related party payable	--	(70,138)
Accrued interest	51,123	296,410

Net cash flows (used by) operating activities	(632,343)	(988,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(282,658)	(297,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	100,000	--
Repayments to related parties	(70,000)	35,000
Proceeds from other notes payable	--	10,000
Payment of contract payable	(25,000)	--
Common stock sold	812,970	945,901

		30,000
Net cash flows provided by financing activities	817,970	990,901

NET (DECREASE) IN CASH	(97,031)	(295,213)
CASH - BEGINNING OF PERIOD	127,761	335,029

CASH - END OF PERIOD	$30,731	$39,816

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

On June 25, 2004, we announced that we had temporarily ceased mining operations at our Cangalli mine and plant as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. On this same date, we also advised that recent events in Bolivia involving miners’ protests regarding the failure of pension programs for many mining companies and cooperatives have resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, in the operations of the United Cangalli Gold Mining Cooperative, Ltd. (United Cangalli Cooperative). This governmental intervention against the cooperative, and potential legal issues surrounding the ownership rights of the 5,000-acre mining concession that Golden Eagle purchased from the United Cangalli Cooperative, have also led us to temporarily suspend operations at the Cangalli mine. Since this announcement, the roadblock at Caranavi has been lifted; however, we are still working with the Bolivian Ministry of Labor to resolve the pension issue with the cooperative and, as of the date of this filing, we have not yet resumed mining operations. We do however, own an additional 44,900 acres in the Tipuani Gold District covering an 18-mile section of the ancient paleo-channel of the Tipuani River system that is not affected by the dispute between the United Cangalli Cooperative and the Bolivian government and we are investigating the possibility of moving the mine and plant to an alternate site on our property. The financial impact, if any, of these events on the Company cannot be determined at this time. However, abandonment of current facilities may cause us to write off portions of our investments in mining properties and development costs. Prior to the temporary disruption of our mining operations we were able to cover all production costs and overhead in Bolivia from gold sales; however, to date we have not achieved positive cash flow on a company-wide basis. Presently, substantially all of our current operations are focused on two properties in the Republic of Bolivia, the combined Cangalli and Tipuani Valley gold properties (the “Cangalli properties”) in western Bolivia and the Precambrian Shield and Buen Futuro properties of eastern Bolivia (the “Precambrian properties”).

On June 18, 2004, we executed an asset purchase agreement with Atlas Precious Metals, Inc. (“Atlas”) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. We issued Atlas 30 million restricted common shares of stock as the full purchase price. Based on the closing price of our stock on June 18, 2004 of $.12 per share the transaction was valued at $3,600,000. We are now in the process of making arrangements to dismantle, ship and re-erect this plant on our Buen Futuro site in Eastern Bolivia. The anticipated cost of this effort is approximately $3,500,000.

At the end of the second quarter 2004, a portion of our gold was held in inventory. Inventory represents mined and processed gold concentrates and dore. Inventory is stated at the lower of average production cost or net realizable value. Revenue is recognized when the price is determinable, and upon delivery and transfer of title of the gold to the customer.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries, Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

      Going Concern Considerations

The 2003 audit opinion included an explanatory paragraph from our auditors indicating a going concern consideration. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of June 30, 2004 and have incurred substantial losses since our inception. We presently have one producing mine and plant at Cangalli, at which we have temporarily suspended operations. When we resolve the cooperative pension issue with the Bolivian Ministry of Labor or determine that we will be required to relocate our mine and plant, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and increasing the production levels at the existing operation and commencing mining operations at other claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Reclassifications

Certain amounts for the three months ended June 30, 2003 have been reclassified to conform to the June 30, 2004 presentation.

      Note C — (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of June 30, 2004 we had no other dilutive shares.

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

During the quarter ended June 30, 2004, we raised $318,200 from the sale of 4,943,810 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued an additional 2,693,164 shares of common stock valued at $324,632 (market value) in exchange for services provided. We also issued 30,000,000 shares valued at $3,600,000 for the purchase of the Gold Bar mill and plant located outside of Eureka Nevada.

      Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Six months ended June 30,

	2004	2003

Stock issued for purchase of mill	$3,600,000	$-
Cashless exercise of stock options	-	2,281,189
Beneficial conversion interest added to equity	-	201,439

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

On April 30, 2004, the FASB issued a FSP amending SFAS Nos. 141 and 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The FSP is effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. We have adopted the FSP effective April 1, 2004. As a result, we have reclassified all of our mineral interests conveyed by leases from Mineral interests and intangible assets to mining properties, in our balance sheets and have ceased amortizing exploration stage mineral interests prior to the commencement of production.

      Note G – Notes Payable

We have a bank note payable of $995,800, which matured on June 29, 2004. On July 16, 2004, the bank informed us of their intention to renew this note with a maturity date of December 29, 2004. The bank has notified us they do not intend to renew this note after December 29, 2004. We are currently seeking other sources of financing to pay off this debt prior to maturity. There is no assurance, however, that we will be able to refinance this debt.

      Note H – Litigation

Subsequent to the 2003 year-end, a lawsuit was initiated against Golden Eagle relating to stock transactions occurring in 1996 between a former officer and a stockholder. The matter was filed in the District Court for the City and County of Denver, Colorado, and is entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint in which we state that plaintiff’s claims are barred by the statute of limitations, or are barred based on the doctrine of issue preclusion because those issues were previously decided against the plaintiff by an administrative law judge and the SEC in the case: In Re Kirby, Release No. 8174 Admin. Proc. File No. 3-9602 (2003) Golden Eagle does not believe that plaintiff’s complaint has merit and further believes that the matter as to Golden Eagle will be dismissed.

      Note I – Subsequent Events

Private Placements Subsequent to Quarter-End
We have also continued to make private placements subsequent to June 30, 2004 with accredited investors. As of August 11, 2004, we had received $126,250 in private placement proceeds in exchange for 3,500,000 shares of restricted common stock with prices ranging from $.033 to $.05.

      Note J – Contingencies

During the quarter ended June 30, 2004, miners’ protests regarding the failure of pension programs for many mining companies and cooperatives resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, in the operations of the United Cangalli Gold Mining Cooperative, Ltd. (the “UCL”). This governmental intervention against the cooperative, and potential legal issues surrounding the ownership rights of the 5,000-acre mining concession that Golden Eagle purchased from the UCL, have led the Company to temporarily suspend operations at the Cangalli mine.

We do however, own an additional 44,900 acres in the Tipuani Gold District covering an 18-mile section of the ancient paleo-channel of the Tipuani River system that is not affected by the dispute between the United Cangalli Cooperative and the Bolivian government and we are investigating the possibility of moving the mine and plant to an alternate site on our property. The financial impact, if any, of these events on the Company cannot be determined at this time. In addition, abandonment of current facilities may cause us to write off portions of our investments in mining properties and development costs.