Form 10-Q
period 2004-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2004-11-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2004

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

[ X ] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer as dined in Rule 12b-2 of the Exchange Act

[ ] Yes [ X ] No

At November 10, 2004, there were 514,349,329 shares of common stock outstanding.

TABLE OF CONTENTS

Part I- FINANCIAL INFORMATION

Item 1.	Financial Statements Exhibits: a. Financial Statements Balance Sheets Statements of Operations Statement of Cash Flows Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
      Forward-Looking Statements
      Company Classification and Discussion
      Liquidity and Capital Resources
      Results of Operations
      Plan of Operations
      Risk Factors Attendant To Golden Eagle’s Operations
      Impact of Inflation and Changing Prices
      Critical Accounting Policies
      Off Balance Sheet Arrangement
      Effect of New Accounting Pronouncements
      Going Concern Considerations
Controls and Procedures

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits: a. Exhibits required by Item 601 of Regulation SK: Certifications 31.1,31.2, 32.1,32.2 b. Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited Financial Statements for the nine months ended September 30, 2004 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Forward-Looking Statements and Risks

        As noted below, the future conduct of Golden Eagle’s business and its response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that Golden Eagle will be able to conduct its operations as contemplated. Certain statements contained in this report using the terms “may,” “expects to,” “projects,” “believes,” “projects,” or “estimates,” and other terms denoting future possibilities, are forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(B) of the Securities and Exchange Act of 1934. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond Golden Eagle’s ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to, the risks described in this and our other reports, and the other risks associated with start-up mineral operations in Bolivia, and operations with insufficient liquidity and no historical profitability. Certain of our previous projections have proven to be incorrect, and in some cases materially so. In addition, risks associated with an investment in Golden Eagle’s common stock may be found below under “Quantitative and Qualitative Disclosures About Market Risk” as well as by reviewing our annual reports filed on Form 10-K (and the more detailed risk factors contained therein), quarterly reports filed on Form 10-Q and current reports filed on Form 8-K, available at www.sec.gov, as well as through our website, www.geii.com. It is important that each person reviewing this report understands the significant risks attendant to Golden Eagle’s operations and that of its subsidiaries. Golden Eagle disclaims any obligation to update any forward-looking statement made herein.

         Company Classification and Discussion

        Under SEC Industry Guide 7, Golden Eagle International, Inc. is classified both as a production stage company (with respect to our Tipuani Gold District properties since we have been producing minerals from our Cangalli mine on those properties) and as a development stage company (with respect to our Precambrian properties since we are engaged in the preparation of mineral reserves for extraction).

        Since our inception, we have been engaged in organizational activities, acquiring, developing, and operating gold and other mineral properties and, starting in the fourth quarter 2002 through June 2004, mining gold-bearing ore and producing gold for market from our Cangalli mine. Presently, substantially all of our operations are focused on two prospects in the Republic of Bolivia, which are wholly owned by us: first, developing our mining rights in in the combined Tipuani Gold District properties in western Bolivia (the “Tipuani Gold District properties”), and second, continuing exploration and development of our 136,500 acres (213 square miles) in the Precambrian Shield area and the Buen Futuro mining concession of eastern Bolivia (the “Precambrian properties”).

        We own all right, title and interest in four mining claims, or concessions, in the Tipuani Gold District acquired between November 1999 and July 2002. These concessions, known as the Tipuani Gold District properties, total 49,900 acres. We are not required to pay any royalty on these properties and are only required to pay annual concession fees to the Bolivian government of $0.40 per acre.

        We had no significant production of gold during the third quarter 2004 from our Cangalli mine and may not have production during the fourth quarter of 2004 if we are unable to resolve the outstanding pension issues with the Bolivian Ministry of Labor (as described below). During the first six months of 2004, we produced 64,238 grams or 2,065 troy ounces of gold until we temporarily ceased production activities in June 2004 (as described below). Our total production since inception at the end of 2002 is 302,324 grams or 9,720 ounces of gold from our Cangalli mine and our Cueva Playa processing plant. Until we temporarily ceased our production operations from the Cangalli properties, we were able to cover all production costs and overhead in Bolivia from gold sales; however, to date we have not achieved positive cash flow on a company-wide basis. During the third quarter 2004, we had revenues from the sale of gold in inventory of $228,037.

Tipuani Gold District Properties

        On June 25, 2004, we announced that we temporarily ceased mining operations at our Cangalli mine and plant partially as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. These protests prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered the operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to our Cangalli operation, and the power failures have halted all mining and processing activities.

        On this same date we also advised that recent events in Bolivia involving miners’ protests regarding the failure to fund pension programs for many mining companies and cooperatives resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, in the operations of the United Cangalli Gold Mining Cooperative, Ltd. (the “UCL”). This governmental intervention against the cooperative and potential legal issues surrounding our ownership rights of the 5,000-acre mining concession that Golden Eagle purchased from the UCL contributed to our decision to temporarily suspend operations at the Cangalli mine.

        The roadblock at Caranavi has been lifted. However, we are still working with the Bolivian Ministry of Labor to resolve the pension issue with the UCL and, as of the date of this filing, we have not yet resumed mining operations at the Cangalli mine.

        We do, however; own an additional 44,900 acres in the Tipuani Gold District (excluding completely the 5,000 acres in controversy) covering an 18-mile section of the ancient paleo-channel of the Tipuani River system that is not affected by the dispute between the United Cangalli Cooperative and the Bolivian government. The financial impact, if any, of these events on the company cannot be determined at this time. However, abandonment of current facilities may cause us to write off portions of our investments in mining properties and development costs. Additionally, we have identified two new promising sites for an additional mine and plant and additional geologic exploration is continuing at this time to determine the best site to commence construction. We have most of the component parts available in our Cangalli warehouses to assemble on a new mine site a 1000 tpd recovery plant. We will commence construction once the final site has been determined and the estimated $500,000 to $1,000,000 cost of construction has been arranged. During our production period, we had developed and refined a new mining method, Targeted Planar Subsidence (“TPS”), which enabled the direct pursuit of the paystreaks in the Tipuani paleoplacer gold deposits. At shutdown, in June of 2004, TPS was producing more gold from a significantly smaller volume of ore mined than the original mining plan had envisioned. The result of the success of this method was a change in philosophy for us that permitted the consideration of smaller recovery plants and much smaller tailings impoundments. These new concepts have opened up a number of potential sites for evaluation that were not considered feasible under earlier mining and processing methods. The financial impact, if any, of these events on the Company cannot be determined at this time. Should we be unable to resolve the controversy over the 5,000 acres on reasonable terms, we intend to move our mill and plant to another site on the 44,900 acres that we control on which the UCL is not a factor.

        On August 4, 2004, we announced that the Bolivian government is reestablishing the Ministry of Mining and Metallurgy as an independent ministry in government. This will be beneficial to the mining industry in Bolivia, as we anticipate that it will give the mining industry better access to Bolivia’s decision makers.

        Golden Eagle also announced on August 4, 2004 that it was prepared to initiate a strategic plan for dealing with the issues that have affected production at its Cangalli gold mine. Golden Eagle has mapped a set of alternate development paths. Among the alternatives is the recommendation of a currently ongoing rigorous exploration program of potentially favorable sites within Golden Eagle’s 49,900-acre landholding in the Tipuani Gold District. This program is being carried out by a team headed by Giovanni Viscarra, Golden Eagle’s Mine Superintendent at its Cangalli gold mine. Testing of outcropping paystreaks in several areas upstream in the paleo-placer from the Company’s Cangalli mine have shown results that are extremely encouraging compared to production results from the paystreaks in the Cangalli area.

        On September 7, 2004, the joint venture announced that we signed a contract with a privately held gold mining company owning land in the Tipuani Gold District to mine that company’s placer gold deposit in the Tipuani River’s Quaternary gravels. Pursuant to the contract, we agreed to contribute mining equipment on a short term basis, diesel fuel which we had on hand and up to $20,000 in operating expenses. On October 18, we commenced production at that site. It is still premature to determine the results from the production that has been underway for less than a month. All of Golden Eagle’s open-pit mining equipment is now being employed at the joint venture property.

        Also on September 7, 2004, we announced that we are continuing our field sampling and target definition program on our 44,900 acres of property upriver from Cangalli in the Tipuani Gold District that are unaffected by the current dispute regarding the 5,000 acres in Cangalli. On October 20, 2004, we announced that we will accelerate our efforts in the Tipuani Gold District by developing one of two new sites that we have under exploration that are not involved in the current dispute involving the 5,000 acre concession that the Company purchased from the United Cangalli Gold Mining Cooperative three years ago. The decision to accelerate our long term plan for development of these sites is based on the promising exploration work upriver from our Cangalli mine. The halt in production at the first mine site in Cangalli afforded us the opportunity to reassess all of our landholdings. We are not prepared to abandon the first mine site at Cangalli; however, once the second mine site is up and running in the Tipuani Gold District, we will revisit that decision.

        We currently do not have estimated reserves on either of our prospective sites under exploration or the neighboring site being worked under the joint venture. Moreover, as to the prospective mining operation on one of the two sites we have under exploration, we have not established a firm budget or time frame for building out our proposed mine infrastructure and recovery plant, but estimate that the cost would be between $500,000 and $1 million. The actual cost could potentially be higher because of labor costs, cost of materials, and the cost of moving materials to our remote location in the Tipuani Gold District in Bolivia, in addition to numerous other factors that are set forth in Golden Eagle’s annual report on Form 10-K for the year ended December 31, 2003, and its reports subsequently filed with the Securities and Exchange Commission. We do not currently have the necessary funds and we are not presently seeking any financing for this amount until we have more detailed resource and reserve information available to us. Since we have not commenced the specific planning of the build-out of the second mine, we cannot estimate at this time the exact timetable for completing this new mine or bringing its operations online.

Precambrian Properties

         In June 2001 through December 2003, we acquired mining concessions in the Ascension Gold-Copper Trend, also known as the Precambrian Shield. Currently our total landholdings in the Precambrian Shield now total 136,500 acres. On August 10, 2004, we announced that our recent summary exploration study was indicating that the potential size of the Ascension Gold-Copper Trend was substantial. It is important to demonstrate the size of the Ascension Gold-Copper Trend as we seek commitments for financing the Buen Futuro claim, which is in the middle of the Ascension Gold-Copper Trend holdings. Our current proven and probable gold and copper reserves, which cover less than one-tenth of one-percent of our Precambrian properties, have resulted in lenders asking us about our expectations concerning the mineralization and potential reserves on the rest of the Ascension Gold-Copper Trend.

        On September 8, 2004, we announced that we had finished the acquisition of all of the necessary surface real property rights to carry out the Buen Futuro gold and copper project on our Precambrian Shield properties. We now own 519 acres of surface rights covering the three open pit mines in the A Zone portion of Buen Futuro, as well as the necessary surface area for the mill, plant, fresh water ponds and tailings impoundments. Golden Eagle has also acquired 124 acres of surface rights for the operation’s mining camp. A substantial portion of that acreage has been cleared and is being prepared for initial construction of the Buen Futuro camp. These surface rights acquired by Golden Eagle are in addition to its ownership of 136,500 acres (213 square miles) of mineral rights concessions in the Ascension Gold-Copper Trend in eastern Bolivia. We will only acquire surface rights as they are required for actual mining. Bolivian law and land use policy establish the highest priority for mining regarding the acquisition of surface rights.

        On October 28, 2004, we announced that the Company has applied for debt financing for its Buen Futuro project with the Andean Development Corporation located in Caracas, Venezuela, which has expressed a strong interest in financing projects in Bolivia. We are continuing our financing efforts with government and private lenders in the U.S. and Canada as well. While Golden Eagle cannot assure that any potential financing source will provide financing for its Buen Futuro project, we are optimistic about the prospects for such financing.

        During the first quarter of 2004, we estimated proven and probable reserves at our Cangalli and Buen Futuro properties of 97,860 troy ounces of gold and 82,000,000 pounds of copper. For a complete description of these reserves, please see our 10-K for the period ended December 31, 2003.

        On June 18, 2004, we entered into an agreement with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada, with an independently appraised value of $12 million. The agreement called for us to issue 30 million shares of common stock, which we valued at $3.6 million dollars (or $.12 per share based on the market value on the transaction date) for accounting purposes. We intend to dismantle, ship and re-erect this plant on our Buen Futuro site in eastern Bolivia. We estimate that the costs to relocate the plant will be approximately $3.5 million, which funds we will need to raise before initiating the move. We believe that approximately eight months following our receipt of the necessary funding to finance the relocation of the Gold Bar plant we will be able to commence gold mining and milling operations at Buen Futuro, and commence copper mining and milling operations two quarters thereafter. While we believe that we will obtain financing sufficient to commence gold and copper operations at Buen Futuro, we can offer no guarantees that sufficient financing will be obtained. Once funding has been secured to finance Golden Eagle’s mine plan, and the Gold Bar equipment is moved to the Buen Futuro project in eastern Bolivia, our projections indicate that the operation may recover more than 5,900 troy ounces of gold per month and, additionally, by the second year of operation, more than 4.4 million pounds of copper per month.

         Liquidity and Capital Resources

        Working Capital Situation. Through September 30, 2004 and subsequently, Golden Eagle has had working capital deficits. Despite that fact, we have been able to finance our operations through private placement stock offerings and the sale of gold. In fact, from our inception through the third quarter of 2004 and subsequently, Golden Eagle’s current liabilities have substantially exceeded current assets. This situation has created difficulty for us in meeting our obligations. However, as of September 30, 2004, we were able to pay, or were in the process of arranging for the payment of, all salaries for employees of our Bolivian operations and U.S. operations, as well as our suppliers’ invoices and other operating expenses. At the time of this report we are either current on all obligations or have made payment arrangements with all vendors. Since the suspension of operations at Cangalli we have taken steps to reduce our cash expenditures to the minimum amount possible.

        At September 30, 2004, Golden Eagle’s working capital deficit amounted to ($2,395,929) which has increased from the working capital deficit of ($1,661,574) at December 31, 2003. Working capital decreased as a result of a reduction in cash on hand by $103,938,
        a reduction in prepaid expenses of $66,945 and
        a reduction in gold held in inventory of $90,536 as gold was sold to pay our expenses in Bolivia.

There are numerous components of our current liabilities, which impact our working capital deficit. These components include:

o	Accrued expenses and accounts payable of $196,081, compared to $258,651 at December 31, 2003.

o	A short-term loan from Frost National Bank of $995,800, which matures on December 29, 2004. (Frost National Bank has informed us that they do not intend to renew this note after December 29, 2004. We are currently negotiating with other sources of financing that we may use to pay off this note prior to maturity; however, we can offer no assurance that we will be successful obtaining the necessary financing prior to the maturity date.)

o	Short-term loans of $638,204 from certain shareholders which are payable on demand. This amount increased by $165,000 during the quarter from a short term note to a current shareholder.

o	A related party note totaling $14,773 from a relative of our CEO. Related party debt was reduced by $45,000 as the result of the forgiveness of accrued salary owed to our CEO.

o	Accrued interest payable of $590,926, an increase from $518,712 at December 31, 2003.

o	Contract payable of $300,000, an increase from $25,000 at December 31, 2003 due to payable becoming current.

        Our working capital situation remains the most critical issue facing us, even if we are able to resume operations at Cangalli. We will continue our efforts to finance our working capital deficit, our negative cash flows from operations and investing activities through equity transactions with accredited investors and through long-term financing, although we can offer no assurance that we will be able to do so.

        Our revenues from gold production, which have exceeded the costs of extraction, are also a means of reducing our working capital deficit, although those proceeds have been, and will be for the foreseeable future, entirely reinvested in our Bolivian operations assuming that operations are recommenced. At the time of the suspension of operations at Cangalli and at our Cueva Playa plant, we held a sizeable inventory of gold. We have been able, and intend to continue to, finance our scaled-back Bolivian operations from the proceeds from the sale of this gold, although as of September 30, 2004, there remain 484 troy ounces of gold in inventory. US administration costs have also been reduced or eliminated where possible and we intend to raise sufficient funds to continue US operations through equity transactions or debt where available.

        Capital Commitments. Golden Eagle has certain significant capital commitments. These commitments include:

o	Our obligation in the form of a contract payable in the amount of $300,000 for the acquisition of the Buen Futuro mining claim made up of $200,000 in cash and $100,000 in common stock which is payable over a 27-month period ending September 1, 2005; and

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006 and $2 million in production expenditures by May 15, 2005. With the acquisition of the Gold Bar plant and other development expenditures, we believe we have satisfied the production expenditure commitment; and

o	Our obligation to pay mining claim fees to the Bolivian Government over the next five years in order to maintain our mining concessions. All mining claim payments have been made for 2004; and

o	Our obligation to pay $138,000 of the debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $57,538 leaving a balance of $80,462. Pending the outcome of our discussions with the cooperative and the Bolivian Ministry of Labor relating to unpaid pension obligations by the UCL, we have suspended all payments on this debt; and

o	Our commitment to purchase, dismantle, ship and re-erect the Gold Bar mill to Bolivia will cost approximately $3,500,000 in addition to the shares of our restricted common stock used for the purchase of the assets.

o	Our commitment to recommence production at Tipuani that we expect will cost between $500,000 and $1,000,000 if we are required to build a new mine implant.

        Following is a chart that sets out our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	Due 2004	Due 2005 & 2006	Due 2007 & 2008
Accounts Payable & Accrued Expenses	$196,081	$196,081	$ -	$ -
Bank loans	995,800	995,800	-	-
Other Notes Payable	638,204	638,204	-	-
Related Party Payable	14,773	14,773	-	-
Accrued Interest	590,926	590,926	-	-
Building Leases	18,000	6,000	12,000	-
Contracts Payable	300,000	-	300,000	-
Exploration & Production Buen Futuro	1,000,000	-	1,000,000	-
Mining Claim Fees	296,000	-	148,000	148,000
UCL Assumed Debt	80,462	-	-	80,462
Costs associated with Gold Bar Mill	3,500,000	-	3,500,000	-
Total Contractual Cash Obligations	$7,630,246	$2,441,784	$4,960,000	$228,462

        Without a significant amount of third party funding, it is unlikely we will be able to meet any of the foregoing commitments. We believe we will be able to negotiate various accommodations from our existing creditors and others to extend payment obligations.

        We also are working to develop new grant and funding sources, which may include funding from the US Trade Development Agency, the Export Import Bank and the Overseas Private Investment Corporation and the Andean Development Fund (CAF). In August 2004, the Company applied for debt financing for its Buen Futuro project with the Andean Development Corporation located in Caracas, Venezuela, which has expressed a strong interest in financing projects in Bolivia. We are continuing our financing efforts with government and private lenders in the U.S. and Canada as well. While Golden Eagle cannot assure that any potential financing source will provide financing for its Buen Futuro project, we are optimistic about the prospects for such financing.

        Clearly, maintaining our properties and the existing production operations are high priorities for our cash expenditures. Golden Eagle has historically financed its operating losses, capital commitments, and cash flow requirements through gold production, short-term loans from affiliates and occasionally from non-affiliates, as well as from private placement of our securities to accredited investors. The situation requiring the sale of Golden Eagle’s stock to raise working capital and pay current obligations has continued throughout the first three quarters of 2004 (See, Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds””). During the third quarter of 2004, we raised $123,350 from the sale of 3,272,857 shares of our common stock from accredited investors pursuant to exemptions from the securities registration requirements. Although we have been successful in obtaining funds to date, there can be no assurance we will be able to continue doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations, of which there can be no assurance.

        Revenues From Our Bolivian Operations. Commencing in the fourth quarter of 2002, we obtained liquidity for our Bolivian operations through the production and then sale of gold from our Cangalli, Bolivia gold mine. The following table provides information about the cash this production has provided, or that we anticipate the production will provide. We have used, and plan to continue to use, sales of our gold inventory (484 troy ounces at September 30, 2004) to defray the costs of our Bolivian operations. We have chosen not to expatriate cash from Bolivia at the present time because of the need for cash for our Bolivian operations.

Years	Production/Inventory (g/oz)	Grade g/T(m^3)	Revenues
1996-1999	21,000 g (675 oz)	-	$161,000
2000-9/30/2002	-0-	-	-0-
Fourth quarter, 2002	43,847 g (1,410 oz)	.475 (.950)	481,620
First quarter, 2003	36,424 g (1,171 oz)	.433 (.866)	137,196
Second quarter, 2003	37,841 g (1,217 oz)	.424 (.848)	226,740
Third quarter, 2003	59,728 g (1,920 oz)	.317 (.634)	631,325
Fourth quarter 2003	39,246 g (1,262 oz)	.403 (.806)	310,729
First quarter 2004	30,493 g (980 oz)	.412 (.824)	367,971
Second quarter 2004	33,745 g (1,085 oz)	.984 (1.97)	533,015
Third quarter 2004	0	0	228,037
Total Production	302,324 g (9,720 oz)	-	$3,077,633
Gold in inventory on September 30,2004(1)	(15,054 g (484 oz) in inventory)	-	(Approx. market value)(1) $181,057

    (1)               As of the end of the third quarter, we chose to delay some sales and hold the gold in inventory. We recognize revenue when the price is determinable, and upon delivery and transfer of title of gold to the customer. Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. On September 30, 2004, we held 15,054 grams or 484 troy ounces of gold in inventory. Had this inventory been sold at 90% of the spot gold market price on September 30, 2004, as it is customarily priced on the Bolivian gold market, we would have generated an additional $181,057 in revenue during the third quarter of 2004. The 10% reduction in the spot market price reflects the cost of refining, hallmarking, insurance and secured storage. Our gold is normally sold as gold concentrates. Prior to the second quarter of 2004, all gold was sold within Bolivia. Beginning the second quarter of 2004, we began exporting gold for sale outside of Bolivia, which allowed us to recognize a higher sales price.

        Our gold production at our Cangalli mine increased by nearly 11% from the first quarter 2004 to the second quarter 2004 as a result of the increase in our recovered grade from TPS mining. This increase in production occurred despite the fact that our Cangalli mine was in operation only two months during the second quarter. On June 25, 2004 we announced that we temporarily ceased mining operations at our Cangalli mine and plant partially as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. These protests prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered the operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to our Cangalli operation, and the power failures have halted all mining and processing activities.

        On this same date we also advised that recent events in Bolivia involving miners’ protests regarding the failure to fund pension programs for many mining companies and cooperatives resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, in the operations of the United Cangalli Gold Mining Cooperative, Ltd. (the “UCL”). This governmental intervention against the cooperative and potential legal issues surrounding our ownership rights of the 5,000-acre mining concession that Golden Eagle purchased from the UCL contributed to our decision to temporarily suspend operations at the Cangalli mine. We are still working with the Bolivian Ministry of Labor to resolve the pension issue with the UCL and as of the date of this filing, we have not yet resumed mining operations.

        While we cannot guarantee that we will be able to reinitiate operations at our Cueva Playa plant in Cangalli, we believe that we will be able to resolve this issue with the UCL and the Bolivian Ministry of Labor. Until these issues are resolved, however, we are pursuing our other alternatives, including the joint venture announced above and commencing operations on other areas of our properties in the Tipuani district that are not subject to the pension issue (although commencing these operations require from $500,000 to $1,000,000 which we do not currently have available).

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

            Assets. As of September 30, 2004, we had total assets of $6,999,280 compared to total assets of $3,571,879 as of December 31, 2003. These assets contain current assets including cash and prepaid expenses, which decreased to $339,855 as of September 30, 2004 from $609,793 as of December 31, 2003. The decrease was primarily the result of a reduction in cash on hand by approximately $103,938, which was used to pay expenses in Bolivia, a reduction in prepaid expenses of $66,945 and a reduction in gold held in inventory of $90,536 as gold was sold to pay our expenses in Bolivia. Gold inventory also includes gold work-in-process, which had not completed the production process at the time we suspended operations at Cangalli. All gold in inventory is accounted for at the lower of cost or market.

        Fixed assets include mining equipment of $4,880,269, including $3,600,000 for the purchase of the Gold Bar Mill and plant. Upon completion of the financing of $3.5 million, we intend to move the plant from Nevada and reassemble it on our Buen Futuro claim in Bolivia. Also included in fixed assets are mine development costs of $529,963 and $1,744,197 for acquisition costs of our Tipuani and Buen Futuro mining prospects; $149,030 for office equipment; and $122,577 in vehicles and aircraft. The aircraft is a single engine Mooney airplane that is being utilized in Bolivia for transportation between our properties. The total book value of property and equipment is $7,426,035; less accumulated depreciation and depletion of $(766,611), resulting in total property and equipment net of accumulated depreciation of $6,659,424 as of September 30, 2004. Total fixed assets increased $3,697,338 from $2,962,086 as of December 31, 2003, primarily as a result of acquisition of the Gold Bar mill and plant.

        Stockholders’ Equity. As of September 30, 2004, our stockholders’ equity was $4,263,496, which is approximately a 326% increase from our stockholders’ equity of $1,000,512 at December 31, 2003. The $3,262,984 net increase in stockholders’ equity was primarily the result of the $3,600,000 value of shares issued during the second quarter resulting from the issuance of 30 million restricted shares of common stock for the purchase of the Gold Bar mill and plant.

         Results of Operations

        The following sets forth certain information regarding Golden Eagle’s results of operations during the nine months ending September 30, 2004 compared with the same period in 2003.

	Nine months ended
	September 30, 2004	September 30, 2003
Revenues	$1,129,023	$1,014,862
Production Costs	(643,614)	(873,269)
Production Taxes	(123,577)	(131,886)
Exploration & Development	(582,665)	(200,000)
General and Administrative	(1,481,456)	(2,463,638)
Depreciation and Depletion	(226,065)	(43,129)
Operating Loss	(1,928,354)	(2,697,060)
Interest and Other Expense	(136,762)	(2,321,241)
Net Loss	2,065,116)	(5,018,301)
Net Loss per Share	$(.004)	$(.017)

        During the first nine months of 2004, we generated $1,129,023 in revenues from gold sales. We recognize revenue from gold sales once it is sold; not when it it is extracted and placed into inventory. While there was no production during the third quarter, gold was sold from inventory and recognized as revenue. Revenues from gold sales increased by $114,161 during the first nine months of 2004 compared to the same period in 2003. Revenue generated during 2004, however, represents only five months of production and the sale of some inventory compared to nine months of production in 2003 as a result of the temporary shut down of the Cangalli mine and plant at the beginning of June 2004. In addition to the gold quantities sold during the period, we have accumulated a gold inventory of 15,054 grams or 484 troy ounces with a book value of $115,513, which was calculated at the cost of producing the gold. Had this gold in inventory been sold on September 30, 2004 at 90% of the spot market price of $415.65 per troy ounce, we would have generated an additional $181,057 in revenue during the quarter. The inventory figure also includes $112,592 in gold, which was in process as of September 30, 2004 and was calculated at cost being lower than the market value of such gold.

        Prior to the temporary suspension of operations in the beginning of June, revenues from our mine production covered our production expenses and overhead in Bolivia. However, we have not yet operated profitably on a consolidated basis. We have taken steps to decrease our corporate expenses through the conversion of debentures, reduction of debt and the implementation of internal cost controls, which have, and we believe will continue to, improve our operating results. We are also taking steps to increase our production from the Tipuani Gold District properties, once production resumes, through the use of different mining methods as described above. While we believe that our efforts have and will continue to show improved results, we cannot guarantee that we will be able to resume production at Cangalli, and, if we are able to resume production, we cannot guarantee that improved cash flow from our Cangalli operation will necessarily result in overall profitability for our operations as a whole in the near future, if at all. We will need to achieve significantly greater revenues, which will require additional capital investment, to offset our continuing general, administrative, and exploration and development expenses.

        Our production costs decreased to $643,614 for the nine months ended September 30, 2004, compared to $873,269 for the same period of 2003. Production costs decreased as a result of the fact that we had no production during the third quarter 2004 and our reduced production costs prior to the suspension of operations.

        Production taxes decreased to $123,577 during the first nine months of 2004 from $131,886 during the same period in 2003. Production taxes, in prior periods included value-added tax in Bolivia, which is charged by the Bolivian government at a rate of 13% of sales of gold within the country. Beginning in the second quarter, we began exporting our gold to international markets. By exporting the gold instead of selling it on the Bolivian market, we became subject to a complimentary mining tax of 4% of sales and an export tax of 4% of sales, payable to the Bolivian Government instead of the production tax of 13%. These taxes may be offset or reduced in the future by taxes paid on the purchase of supplies.

        Exploration and development costs increased $582,665 during the nine months ended September 30, 2004 compared to $200,000 during the same period 2003. Exploration and development costs during 2003 were partially the result of a write down of previously capitalized mine development costs at Cangalli. The exploration costs during 2004 resulted from exploration and development work done in conjunction with the determination of reserves at Cangalli and Buen Futuro and the infrastructure work performed at Buen Futuro in advance of the relocation of the Gold Bar mill and plant to the site.

        General administrative expenses decreased to $1,481,456 during the first nine months of 2004 from $2,463,638 during the first nine months of 2003. The decrease was a result of tighter cost controls implemented both in Bolivia and in the US corporate offices and a reduction in personnel as a result of the suspension of operations at Cangalli.

        Depreciation and depletion increased to $226,065 during the first nine months of 2004 from $43,129 during the same period 2003. The increase was due to the depreciation of additional mine equipment costs and the depletion of capitalized mine development costs in 2004.

        Interest expense during the first nine months of 2004 decreased to $137,494 from $2,322,418 during the first nine months of 2003. This decrease was due to the conversion of debentures and some related party debt to common stock in 2003. By converting to stock, we eliminated a substantial amount of interest on the debentures and notes and we expect to save the company well over $2,000,000 in interest during 2004 alone. We continue to take steps to further reduce our interest expense and reduce our short term debt.

        We generated a net loss for the first nine months of 2004 of ($2,065,116), or $(.004) per share, compared to a net loss during the same period in 2003 of ($5,018,301), or $(.017) per share. This substantial decrease in net loss is the result of the reduction of general, administrative and interest expenses. We anticipate our net loss would have been further reduced had we continued production through June. While we can offer no assurance we will reach profitability in the near future, we believe that if we are able to resume production in a timely manner that the steps we have taken to increase production and control costs may allow us to reach profitability within a reasonable amount of time. However, until we reach profitability, we will require additional financing, which we have described above and for which there is no assurance we will secure.

         Plan of Operations

        Given our working capital shortages and current world market conditions for commodities, we have set the following priorities for the use of any working capital that may become available:

o	Continuance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $4.0 million during 2004);

o	Resuming mining operations and reaching sustained production capacity of 375 tons per day from TPS operations in our Cangalli gold mine.

o	Assuming we are able to recommence mining operations at our Cangalli mine and plant, we intend to expand the mine face in the Cangalli underground mine in order to increase the tonnes-per-day mined to reach the existing 3,500 tonnes per day capacity of our Cueva Playa plant. By targeting high-grade pay streaks that are usually 2 to 3 meters thick and processing a horizontal plane of ore, rather than taking the entire vertical section as was done in our block caving operation and our open pit operation, we expect to eliminate a great deal of dilution from lower grade ore. We estimate that we will be able to recover the same amount of gold in our current 3,500 ton per day (tpd) plant with less ore processed as we would have from our projected 11,000-tpd future expansion. This translates into much lower costs per ounce and increased potential capacity. We expect that we will require an additional $100,000 to complete a second 25-meter mining face. If we are unable to resume operations this expansion will not take place and we may be required to move our mining plant and equipment to an alternate site. Construct and operate a second operation in the 1,000 tpd-range on one of two potential sites on the remaining 44,900 acres we own that are not affected by the issues concerning the 5,000 acres involved in the controversy between the UCL cooperative and the Bolivian Ministry of Labor. We estimate costs to construct the plant and to commence a new underground TPS mining operation to be between $500,000 and $1,000,000. Should we complete the construction of our second operation and resolve the pension issues with the Bolivian Ministry of Labor, we intend to operate both sites. Expansion of our mineral reserves at both Cangalli and Buen Futuro. On April 29, 2004, we announced that we would immediately implement a reserve expansion program on our Buen Futuro project in Bolivia’s Precambrian Shield. We anticipate that this reserve expansion will result from further in-fill drilling in the existing A zone and will focus on 76 acres of our 136,500-acre landholding. This is the beginning of our ongoing gold and copper reserve expansion work on the entire Ascension Gold-Copper Trend.

o	On June 18, 2004, we entered into a purchase agreement with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. Upon raising the necessary capital, we intend to dismantle, ship and re-erect this plant on our Buen Futuro site in Eastern Bolivia. We estimate the time to dismantle the plant, transport it to Bolivia and re-erect it on our Buen Futuro claim will be approximately eight months from the time we raise the necessary financing. We anticipate the Gold Bar acquisition and the existing mine plan will allow us to extract 5,900 ounces of gold per month and by the second year of operation more than 4.4 million pounds of copper per month. We believe the Gold Bar acquisition will cut by half the construction time for a gold milling and leaching operation of this size. Prior to closing on this transaction, we received a fairness opinion prepared by HE Dunham &Associates. The opinion from HE Dunham & Associates determined the economic fairness of the Gold Bar mill transaction to our shareholders. The reported estimated a replacement value on the Gold Bar mill and plant at $12 million. This report also provided an estimated cost to build a similar-sized new gold and copper recovery plant with its associated new equipment, engineering and construction costs at between $45 million and $50 million in today’s dollars. The report stated that the “acquisition of the Gold Bar Mill is most beneficial to the Company at a good price.” Finally, HE Dunham & Associates opined that the “transaction is economically fair to Golden Eagle International, Inc and Atlas and its shareholders.” Atlas offered to sell the Gold Bar plant to us, at what we feel was a discounted price, as a result of their desire to participate in the mining of gold and copper at Buen Futuro. The Gold Bar plant was a perfect fit for our needs and was not at the time processing ore from the Gold Bar mine. As a result of the purchase of the plant for stock, Atlas is now a major Golden Eagle shareholder and should benefit from any price appreciation of our stock as Buen Futuro comes on line.

o	Finalize debt-financing options in the range of $10 million to $15 million. If we are able to acquire financing within this range (of which there can be no assurance), we expect to use the funds for:

o	The dismantling, shipment and re-erection of the Gold Bar plant on our Buen Futuro prospect;

o	The acquisition of mining equipment, operating capital and contingencies inherent in gold and copper mining and processing; and

o	Recommencement of mining operations within our Tipuani district prospects.

        Since we currently have a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital. We have successfully raised needed capital in the past; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing.

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

o	Continued disruption of mining operations at our Cangalli mine and the possibility we will be required to move the mine and plant to an alternate location in order to resume production;

o	Volatility of commodity (gold & copper) prices;

o	Volatility of our stock prices and the lack of an established broad market for our securities;

o	The environmental risks associated with mining activities;

o	The risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular. These risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	The concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian/Buen Futuro acquisition in eastern Bolivia and entered into a joint venture mining operation in the Tipuani Gold District);

o	The significant dependence on management and management’s relative inexperience with certain aspects of targeted planar subsidence mining and other mining operations contemplated in our business, mining and processing plan.

o	Cash flow and working capital deficits and the possible inability to continue to raise necessary financing on commercially-reasonable terms;

o	Dependence upon third party investments and financing;

o	"Going concern" considerations as set out in more detail below;

        Prospective investors and current shareholders should also be aware of the following potential developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors, and those listed below, we have not yet produced gold on a company-wide profitable basis.

         Impact of Inflation and Changing Prices

        Golden Eagle has not experienced any material impact from the effects of inflation during the last three annual operating periods, 2001, 2002 or 2003, and was not impacted during the first nine months of 2004. Bolivian inflation, while astronomical at times during the early 1980‘s, has been relatively stable at less than 10% since 1985, and was 3.9% per annum during 2003.

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

         Off Balance Sheet Arrangements

         None

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

         Going Concern Considerations

        The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ equity of $4,096,246 on September 30, 2004 and $1,000,512 on December 31, 2003, and have incurred substantial losses of ($38,374,328) since our inception. We presently have one producing plant and mine at which operations have been temporarily suspended and a joint venture placer operation. We will require significant additional financing to either relocate our existing mine and plant if we are unable to resume operations or to further develop the existing mine and plant, satisfy outstanding obligations, and to begin gold and copper production at Buen Futuro. Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is a concern about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and by increasing the production levels at our existing operation and commencing mining operations at other claims owned by us or on properties to be acquired by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

        The public market for our common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize. Average daily volume for our stock during 2004 was 692,127 shares traded per trading day.

        The following table shows the high and low bid of our common stock during the past three quarters. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

2004	Low Bid	High Bid	Average Daily Volume
First Quarter	$.155	$.265	869,469 shares
Second Quarter	$.090	$.169	581,636 shares
Third Quarter	$.053	$.104	625,276 shares

Total 2003	$.145	$.263	692,127 shares

        It should be noted that, in some cases, these prices may have been established with a very low trading volume. As a result, a small trading volume may create a significant price fluctuation.

Item 4. Controls and Procedures

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

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. There have been no changes to our internal controls over financial reporting during the past quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        In January 2004, a lawsuit was initiated against Golden Eagle relating to stock transactions occurring in 1996 between a former officer and a stockbroker. The matter is filed in the District Court for the City and County of Denver, Colorado, and is entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. The plaintiff seeks substantial damages, although those damages have not yet been quantified. On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint in which we state that plaintiff’s claims are barred by the statute of limitations, or are barred based on the doctrine of issue preclusion because those issues were previously decided against the plaintiff by an administrative law judge in a case brought against Mr. Geiger and others by the SEC: In Re Kirby, Release No. 8174 Admin. Proc. File No. 3-9602 (2003). On April 14, 2004, the court granted in part Golden Eagle’s motion to dismiss the claims, leaving only a single remaining claim against Golden Eagle. Golden Eagle does not believe that the plaintiff’s complaint has merit, and has filed its answer with the District Court denying all material allegations by the plaintiff. Discovery in this case is continuing. Golden Eagle intends to defend itself vigorously and, while results from any litigation are inherently uncertain, believes that it is not likely that the Plaintiff will prevail. Trial on this matter is expected to occur in March of 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the nine months ending September 30, 2004, we used our common stock directly to raise capital and to satisfy some of our obligations. We issued a total of 13,654,390 restricted common shares for cash to unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.0325 and $.11 per share, to raise $936,320. We also issued an additional 7,825,488 shares of common stock valued at $746,778, based on the prevailing market price, of $.055 to $.185 for our shares on the date of issuance, in exchange for services provided. During the second quarter we also issued 30,000,000 shares of our restricted common stock valued at $3,600,000 for the purchase of the Gold Bar mill and plant as previously described. These offers and sales were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules there under, without general advertising or other form of public solicitation. Each of the investors represented to us that they were accredited investors and that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

        On August 10, 2004 we filed a Form S-8 registration statement with the Securities and Exchange Commission relating to the Golden Eagle International, Inc. 2004 Employee and Consultant Stock Compensation Plan. Under this filing we registered to issue up to 20,000,000 shares in the future under this plan.

        The following chart gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Type of Consideration	Securities issued
2004
1st quarter	5,437,723	$494,770	$.09 to $.11	Cash	Common
	143,505	$29,250	$.177 to $.185	Service	Common

2nd quarter	4,943,810	$318,200	$.06 to $.08	Cash	Common
	2,693,164	$324,632	$.093 to $.167	Service	Common
	30,000,000	$3,600,000	$.12	Mill Purchase	Common

3rd quarter	3,272,857	$123,350	$.0325 to $.05	Cash	Common
	4,988,819	$392,896	$.055 to $.095	Service	Common

Total 2004	51,479,878	$5,283,098

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

(b)      None

Item 6. Exhibits:

(a)	Exhibits required by Item 601 of Regulation SK

31.	Certifications pursuant to Rule 13a-14(a) 31.1 Certification of the Chief Executive Officer 31.2 Certification of the Chief Financial Officer

32.	Certifications pursuant to 18 U.S.C. §1350. 32.1 Certification of the Chief Executive Officer 32.2 Certification of the Chief Financial Officer

(b)	The following reports on Form 8-K were filed during the quarter ended September 30, 2004, and subsequently:

               July 1, 2004, reporting on events under Items 12 & 7 of Form 8-K
               July 7, 2004, reporting on events under Items 12 & 7 of Form 8-K
               July 29, 2004, reporting on events under Items 12 & 7 of Form 8-K
               August 9, 2004, reporting on events under Items 12 & 7 of Form 8-K
               October 26, 2004, reporting on events under Items 8.01 & 9.01 of Form 8-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer November 12, 2004

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Offficer November 12, 2004

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.	The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others, particularly during the period in which this quarterly report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)	evaluated the effectiveness of the issuer’s disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s first fiscal quarter in the case of a quarterly report) that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting; and

5.	The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.
Date: November 12, 2004	By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.	The issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others, particularly during the period in which this quarterly report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)	evaluated the effectiveness of the issuer’s disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s first fiscal quarter in the case of a quarterly report) that has materially affected, or is reasonably likely to materially affect, the issuer’s internal control over financial reporting; and

5.	The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date: November 12, 2004	By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, President, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 12, 2004	By: /s/ Terry C. Turner —————————————— Terry C. Turner President Principal Executive Officer, Director

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 12, 2004	By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003

	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$23,823	$127,761
Accounts receivable	--	8,519
Prepaid expenses	87,927	154,872
Inventory	228,105	318,641

Total current assets	339,855	609,793

PROPERTY AND EQUIPMENT
Mining equipment and property	1,280,269	1,159,448
Plant and mill - idle	3,600,000	--
Mine development costs	529,963	386,178
Mineral properties	1,744,197	1,700,397
Office equipment	149,030	142,394
Vehicles and aircraft	122,577	122,577

	7,426,035	3,510,994
Less accumulated depreciation and depletion	(766,611)	(548,908)

Total property and equipment	6,659,424	2,962,086

Total Assets	$6,999,280	$3,571,879

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$62,676	$91,499
Accrued expenses	133,405	167,152
Current portion of contract payable	300,000	25,000
Bank loan payable	995,800	995,800
Other notes payable	638,204	473,204
Related party payable	14,773	--
Accrued interest payable	590,926	518,712

Total current liabilities	2,735,784	2,271,367

Contract payable, net of current portion	--	300,000

Total liabilities	2,735,784	2,571,367

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	--	--
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
514,349,329 and 462,869,451 issued and outstanding shares,
respectively	51,435	46,287
Additional paid-in capital	42,464,140	37,141,188
Accumulated (deficit)	(38,252,079)	(36,186,963)

Total stockholders' equity	4,263,496	1,000,512

	$6,999,280	$3,571,879

Golden Eagle International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

REVENUES	$228,037	$631,325	$1,129,023	$1,014,862
OPERATING EXPENSES
Production	115,072	420,025	643,614	873,269
Production taxes	35,531	111,385	123,577	131,886
Exploration and Development	380,895	--	582,665	200,000
General and administration	591,236	677,511	1,481,456	2,463,638
Depreciation and depletion	57,232	18,621	226,065	43,129

Total operating expenses	1,179,966	1,227,542	3,057,377	3,711,922

OPERATING (LOSS)	(951,929)	(596,217)	(1,928,354)	(2,697,060)

OTHER INCOME (EXPENSE)
Interest expense	(48,451)	(1,119,620)	(137,494)	(2,322,418)
Other, net	444	1,110	732	1,177

Total other income (expense)	(48,007)	(1,118,510)	(136,762)	(2,321,241)

NET (LOSS)	$(999,936)	$(1,714,727)	$(2,065,116)	$(5,018,301)

BASIC AND DILUTED (LOSS) PER SHARE	$(.002)	$(.005)	$(.004)	$(.017)

WEIGHTED AVERAGE SHARES OUTSTANDING	509,909,278	311,949,369	484,220,003	295,717,316

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)

	September 30, 2004	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,065,116)	$(5,018,301)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	746,779	1,413,901
Amortization of beneficial conversion discount	--	2,182,350
Depreciation and depletion	226,065	43,129
Assets written off	12,341	115,741
Stock issued for interest	--	46,109
Amortization of deferred compensation	--	12,800
Forgiveness of related party payable	45,000
Changes in operating assets and liabilities
Decrease in accounts receivable	8,519	166,481
Decrease in prepaid expense and other costs	66,945	10,843
Decrease (Increase) in inventory	90,536	(178,089)
Decrease in advances to officers	--	61,954
Increase (Decrease) in accrued expenses	(33,746)	3,030
Decrease in accounts payable	(28,824)	(176,261)
Decrease in related party payable	--	(55,821)
Increase in accrued interest	72,214	69,876

Net cash flows (used by) operating activities	(859,287)	(1,302,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(335,745)	(380,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	92,000	60,000
Repayments to related parties	(77,227)	(10,000)
Proceeds from other notes payable	165,000	--
Payment of contract payable	(25,000)	(25,000)
Common stock sold	936,321	1,490,603

Net cash flows provided by financing activities	1,091,094	1,515,603

NET (DECREASE) IN CASH	(103,938)	(167,162)
CASH - BEGINNING OF PERIOD	127,761	335,029

CASH - END OF PERIOD	$23,823	$167,867

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

      Note B — Organization and Nature of Business

Golden Eagle International, Inc. (the “Company,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. Since our inception, we have been engaged in organizational activities, acquiring, developing gold and other mineral properties, mining gold bearing ore and producing gold for market. During the first quarter of 2004, effective December 31, 2003, we estimated proven and probable reserves at our Cangalli and Buen Futuro properties of 97,860 troy ounces of gold and 82,000,000 pounds of copper. For a complete description of these reserves please see our 10-K for the year ended December 31, 2003.

On June 25, 2004, we announced that we had temporarily ceased mining operations at our Cangalli mine and plant as a result of recent events in Bolivia involving miners’ protests regarding the failure of pension programs for many mining companies and cooperatives. This has resulted in the intervention by the Ministry of Labor and INALCO, the governmental agency charged with regulating cooperatives, in the operations of the United Cangalli Gold Mining Cooperative, Ltd. (United Cangalli Cooperative). This governmental intervention against the cooperative, and potential legal issues surrounding the ownership rights of the 5,000-acre mining concession that Golden Eagle purchased from the United Cangalli Cooperative, have also led us to temporarily suspend operations at the Cangalli mine. We are continuing discussions with the Bolivian Ministry of Labor to resolve the pension issue with the cooperative and, as of the date of this filing, we have not yet resumed mining operations. We do however, own an additional 44,900 acres in the Tipuani Gold District covering an 18-mile section of the ancient paleo-channel of the Tipuani River system that is not affected by the dispute between the United Cangalli Cooperative and the Bolivian government. We have identified two potential sites for an additional mine and plant and additional geologic exploration is continuing at this time to determine the best site to commence construction.

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

On September 7, 2004 we announced that we signed a contract with a private gold mining company in the Tipuani Gold District to mine that Company’s placer gold deposit in the Tipuani River’s Quaternary gravels. We agreed to contribute our open pit mining equipment from our Cangalli operations, as well as surplus diesel fuel that we had in supply at our Cangalli compound and a small initial operating expense of less than $20,000. Our partner company in the venture agreed to provide the gold deposit, one-half of the required mining equipment and all initial operating expenses required beyond Golden Eagle’s cash contribution. By contract, we are entitled to all of the gold production from the operation, but will pay our partner a 50% royalty on the net proceeds from gold sales. The joint venture had no production in the third quarter ended September 30, 2004.

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

At the end of the third quarter 2004, a portion of our gold was held in inventory. Inventory represents mined and processed gold concentrates and dore. Inventory is stated at the lower of average production cost or net realizable value. Revenue is recognized when the price is determinable and upon delivery of the gold and transfer of title to the customer.

The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries, Golden Eagle Bolivia Mining, S.A., Eagle Mining of Bolivia, Ltd. and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated.

      Going Concern Considerations

The 2003 audit opinion included an explanatory paragraph from our auditors indicating a going concern consideration. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of September 30, 2004 and have incurred substantial losses since our inception. We presently have one producing mine and plant at Cangalli, at which we have temporarily suspended operations. Whether we resolve the cooperative pension issue with the Bolivian Ministry of Labor or begin construction on a new relocated mine and plant, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and increasing the production levels at the existing operation and commencing mining operations at other claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Reclassifications

Certain amounts for the three months ended September 30, 2003 have been reclassified to conform to the September 30, 2004 presentation.

      Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of September 30, 2004 we had no other dilutive shares.

      Note D – Issuance of Common Stock

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

During the quarter ended September 30, 2004, we raised $123,350 from the sale of 3,272,857 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued an additional 4,988,819 shares of common stock valued at $392,896 (market value) in exchange for services provided.

      Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Nine months ended September 30,

	2004	2003

Stock issued for purchase of mill	$3,600,000	$-
Cashless exercise of stock options	-	2,281,189
Beneficial conversion interest added to equity	-	201,439
Debentures and accrued interest converted to common stock	-	3,703,7

        Cash paid for interest for the nine months ended September 30, 2004 and 2003 was $27,359 and $18,966, respectively.

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

      Note G – Notes Payable

We have a bank note payable of $995,800, accruing interest at the prime rate plus 3% interest, which matured on June 29, 2004. On July 16, 2004, the bank informed us of their intention to renew this note with a maturity date of December 29, 2004. The bank has notified us they do not intend to renew this note after December 29, 2004. We are currently seeking other sources of financing to pay off this debt prior to maturity. There is no assurance, however, that we will be able to refinance this debt.

We have an unsecured note payable of $165,000 accruing interest at 5% per year. All principal and accrued interest is due November 30, 2004.

      Note H – Contract Payable

We have a contract payable in the amount of $300,000 for the purchase of the Buen Futuro mining claim. The remaining amount owed is payable in two installments with $100,000 in cash and $25,000 in stock due in March of 2005 and $100,000 in cash and $75,000 in stock due September 2005.

      Note I – Litigation

In January 2004, a lawsuit was initiated against Golden Eagle relating to stock transactions occurring in 1996 between a former officer and a stockbroker. The matter is filed in the District Court for the City and County of Denver, Colorado, and is entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. The plaintiff seeks substantial damages, although those damages have not yet been quantified. On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint in which we state that plaintiff’s claims are barred by the statute of limitations, or are barred based on the doctrine of issue preclusion because those issues were previously decided against the plaintiff by an administrative law judge in a case brought against Mr. Geiger and others by the SEC: In Re Kirby, Release No. 8174 Admin. Proc. File No. 3-9602 (2003). On April 14, 2004, the court granted in part Golden Eagle’s motion to dismiss the claims, leaving only a single remaining claim against Golden Eagle. Golden Eagle does not believe that the plaintiff’s complaint has merit, and has filed its answer with the District Court denying all material allegations by the plaintiff. Discovery in this case is continuing. Golden Eagle intends to defend itself vigorously and, while results from any litigation are inherently uncertain, believes that it is not likely that the Plaintiff will prevail. Trial on this matter is expected to occur in March of 2005.

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