Form 10-K
period 2004-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2005-04-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

December 31, 2004

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

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004): was approximately $31,825,395. this estimate is based on the last sale price per share ($.088 on June 30, 2004 and 361,652,222 shares estimated to be held by non-affiliates. Total free trading shares as of December 31, 2004 was 242,082,391 shares.

At December 31, 2004 there were 565,861,903 shares of common stock outstanding. At March 15, 2005 there were 624,439,672 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders — None; (2) Any proxy or information statement — None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 — None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS DEVELOPMENT	5
(a) General		5
(b) Industry Segments		7
(c) Narrative Description of Business		7
(c)(1) Principal Products		7
(c)(2) Status of Products and Segments		9
(c)(3) The Sources and Availability of Raw Materials		9
(c)(4) Importance and duration of patents		9
(c)(5) Seasonality of our business		10
(c)(6) Our practices relating to working capital		10
(c)(7) Dependence on one or a few major customers		10
(c)(8) Backlog orders		10
(c)(9) Portion of business subject to renegotiation		10
(c)(10) Competitive conditions.		10
(c)(11) Research and development expenditures.		10
(c)(12) Environmental protection legislation		10
(c)(13) Employees		11
(d) Financial Information, Geographic Areas		11
(e) Available information.		13
(f) Reports to Security Holders.		13
(g) Enforceability of Civil Liabilities Against Foreign Persons		13

ITEM 2.	PROPERTIES	13
(a) The Cangalli Properties		14
(i) Contract for Exploration and Mining		14
(ii) Purchase of the Cangalli Properties from UCL		14
(iii) Production of Cangalli Mine		14
(iv) Effort to Obtain Additional Production		16
(b) Cangalli Gold Reserves		17
(c) The Tipuani Prospects		18
(c) The History of the Gold Mining District of Bolivia		18
(c) The Precambrian Properties		18
(f) Buen Futuro		20
(i) Acquisitions		20
(ii) The Prospect		20
(iii) Buen Futuro Gold and Copper Reserves		22
(iv) Gold Bar Mill and Plant		24
(g) Cobra Claim		25
(h) Office Leases		26

ITEM 3.	LEGAL PROCEEDINGS	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	28
(a) Market Information		28
(b) Holders		29
(c) Dividends		29
(d) Securities authorized for issuance		29
(e) Item 701 of Regulation SK		30
(f) Item 703 of Regulation SK		30
ITEM 6.	SELECTED FINANCIAL DATA	32

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
(a) Liquidity and Capital Resources		33
(a)(1) Continuing Working Capital Deficit		33
(a)(2) Contract Obligations		34
(a)(3) Property and Equipment		34
(a)(4) Cash flow		34
(a)(5) Capital Commitments		37
(a)(6) Off Balance Sheet Arrangements		37
(b) Results of Operations		37
(b)(1) Special Non-Cash Impact Due to Options		40
(c) Plan of Operations		41
(d) Impact of Inflation and Changing Prices		42
(e) Accounting Policies		42
(e)(1) Critical Accounting Policies		42
(e)(2) Effect of New Accounting Pronouncements		43
(f) Risk Factors		44
(f)(1) Working Capital		45
(f)(2) Cash Shortages		46
(f)(3) Current Liabilities		46
(f)(4) Curent Liabilities and Litigation		47
(f)(5) Potentially Conflicting Fiduciary Obligations		48
(f)(6) Activities on Our Properties		48
(f)(7) Commencement of Mining Production		48
(f)(8) Volatility of Gold and Copper Prices		48
(f)(9) Risk of Mining and Exploration Operations		48
(f)(10) Absence of Business Combinations		49
(f)(11) Independent Consultants		49
(f)(12) Foreign operations are subject to many risks		49
(f)(13) Geography and Climate		49
(f)(14) Market Volatility		49
(f)(15) Independent Corporate Governance		50
(f)(16) Dilution		50
(f)(17) Dependent Upon Key Personnel		51
(f)(18) Controlled by few Officers and Directors		51
(f)(19) Stock Sales		51
(f)(20) Cash Dividends		51
(f)(21) Provisions in Change in Control		52
(f)(22) Provisions in Articles and Bylaws		52
(f)(23) Forward-looking Statements		52

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	52

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	53

ITEM 9A.	CONTROLS AND PROCEDURES	53
ITEM 9B.	OTHER INFORMATION	53

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY		53
(a)(b) Identification of Directors and Executive Officers		53
(c) Identification of Significant Employees		54
(d) Family Relationships		548
(e) Business Experience		54
(f) Involvement In Certain Legal Proceedings		57
(g) Promoters and Control Persons		58
(h)(i) Audit Committee Financial Expert		58
(j) Shareholder Nomination Procedures		58
(k) Compliance with Section 16(a)		58
(l) Code of Ethics		58

ITEM 11.	EXECUTIVE COMPENSATION	59
(a)(b) Summary Compensation Table		59
(c) Options/SAR Granted		60
(d) Option/SAR Table		60
(e) Long Term Incentive Plan-		60
(f) Defined Benefit or Actuarial Plan Disclosure		60
(g) Compensation of Directors		60
(h) Employment Contracts		61
(i) Report on Repricing of Options/SARs		61
(j) Compensation Committee		61
(k) Board Compensation Committee Report		61
(l) Performance Graph		62

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	65
(a)(b) Security Ownership		65
(c) Changes in Control		65
(d) Securities Equity Compensation Plan		65

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	65
(a) Cancellation of Indebtedness		65
(b) Loans to the Company from Affiliates		58
ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES	67

PART IV

PART 1

Item 1. Business development

(a) General

        Golden Eagle International, Inc., was formed as a Colorado corporation on July 21, 1988. At incorporation, our name was Beneficial Capital Financial Services Corp. We changed our name to Golden Eagle International, Inc., on February 2, 1995. We are engaged in operations in the minerals industry in Bolivia through one wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia). In the past, we operated through two other majority-owned subsidiaries which are now inactive. When we use the term “we” or “our” in this report, or similar words, we mean Golden Eagle International, Inc. and its wholly owned subsidiaries (after 2001) and our majority owned subsidiaries (before 2002). Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden eagle International, Inc. Bolivia ("GEII Bolivia") (100%)	Bolivia (2001)	This subsidiary holds all mining rights purchased from the United Cangalli Gold Mining Cooperative on July 2, 2002, and all concession mining rights granted by the Bolivian government, which are described below in more detail. This subsidiary is also the owner of all of our assests, having received them from GEBM during 2002 in an effort by the company to consolidate all interests, assets and operations into one wholly owned subsidiary.
Golden Eagle Bolivia Mining, S.A. ("GEBM") (93%)	Bolivia (1996)	This subsidiary is inactive following the transfer of its rights to GEII Bolivia during 2002.
Eagle Mining of Bolivia, Ltd. ("EMB") (84%)	Bolivia (1996)	This subsidiary has been inactive since 2001.

        Affiliated and unaffiliated persons own the remaining equity interest in the GEBM and EMB subsidiaries as described below in “Certain Relationships and Related Party Transactions.” These interests are no longer material to us.

        We have acquired numerous mineral prospects in Bolivia as generally described in the following table showing their status at December 31, 2004 and as more fully described in Item 2, Properties, below:

Tipuani-Cangalli prospect
Cangalli claims	5,000 acres	Owned
Tipuani prospect	44,900 acres	Owned

Precambrian Shield
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

        None of our prospects are currently in the production stage because of the cessation of our production operations on our Cangalli property in June 2004 resulting from a local farmers’ strike and certain legal issues (not involving Golden Eagle) as discussed below. Certain of our prospects are in the development and exploration stages. And we have announced gold and copper proven and probable reserves on small portions of our landholdings.

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

        As noted throughout this report, the future conduct of our business and our response to issues raised by third parties are dependent upon a number of factors, and there can be no assurance that we will be able to conduct our operations as contemplated. Certain statements contained in this report using the terms “will,” “may,” “expects to,” “believes,” “projects,” or “estimates,” and other terms denoting future possibilities, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks that are beyond our ability to predict or control and that may cause actual results to differ materially from the projections or estimates that are contained in this report. These risks include, but are not limited to, the risks described in this report under Risk Factors, and the other risks associated with start-up mineral exploration operations in developing countries. Certain of our previous projections have proven to be incorrect, and in some cases materially so. It is important that each person reviewing this report understands the significant risks attendant to our operations. We disclaim any obligation to update any forward-looking statement made herein.

(b) Financial information about industry segments

        We are only involved in a single industry segment – the exploration for, development of, and mining of minerals in Bolivia. As all of our mineral prospects are in Bolivia, see Item 1(d) for information regarding our industry segment.

(c) Narrative description of business

(c)(1) Principal products

        We have produced only a single product – gold metal, which we extracted from our Cangalli mining claims from September 2002 through June 2004 as described below (although we produced small quantities of gold prior to September 2002 through our exploration efforts). Our only revenues from operations derived from the sale of the gold.

        Also as described below, we have announced that our Buen Futuro prospect has copper and gold reserves, although we have not started production of any gold or copper from our Buen Futuro prospect.

Gold

Gold Sales. We sold 3,510 ounces of gold in 2004 valued at $1,322,057. We executed gold sales both in the Bolivian market and on the international market. Gold was sold primarily as gold concentrates in La Paz to be used in the Bolivian jewelry manufacturing industry.

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

Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange:

Year	High	Low	Aver	age

1994	$396	$370	$384

1995	396	372	384

1996	415	367	388

1997	367	283	331

1998	313	273	294

1999	326	253	279

2000	313	264	279

2001	293	256	271

2002	349	278	310

2003	416	320	363

2004	454	375	389

2005 through March 31	$444	$411	$425

Source of Data: Kitco and Reuters.

On April 11, 2005, the afternoon fixing price for gold on the London Metals Exchange was $427.30 per ounce.

Copper

Copper Production.

To date, we have not produced any copper. However, on February 24, 2004, we estimated copper reserves on our Buen Futuro prospect and we have restated the reserves in this report under Item 2, Properties.

The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high-grade copper on the London Metal Exchange and Comex in each of the last ten years.

Year	High	Low	Avera	ge

1994	$1.40	$.78		$1.05

1995	1.47	1.23		1.33

1996	1.29	.83		1.04

1997	1.23	.77		1.03

1998	.85	.65		.75

1999	.84	.61		.71

2000	.91	.73		.82

2001	.83	.60		.72

2002	.77	.64		.71

2003	1.05	.70		.81

2004	1.54	1.06		1.29

2005 through March 31	$1.56	$1.39		$1.49

Source of Data: London Metal Exchange and COMEX

On April 11, 2005, the closing spot price of high-grade copper on the London Metal Exchange was equivalent to $1.58 per pound.

Activities at our Cangalli claims to generate production.

        The following table sets forth our gold production history from our Cangalli claims, our only source of revenues to date:

Years	Production/Inventory (g/oz)	Grade g/T (m3)	Revenues

1996-1999	21,000 g (675 oz)	Exploration Stage	$161,000

2000-9/30/2002	-0-		$-0-

Fourth quarter, 2002	43,847 g (1,410 oz)	.475 (.950)	481,620

First quarter, 2003	36,424 g (1,171 oz)	.433 (.866)	137,196

Second quarter, 2003	37,841 g (1,217 oz)	.424 (.848)	226,740

Third quarter, 2003	59,728 g (1,920 oz)	.317 (.634)	631,325

Fourth quarter 2003	39,246 g (1,262 oz)	.403 (.806)	330,330

First quarter, 2004	30,493 g (980 oz)	.412 (.824)	367,971

Second quarter, 2004	33,745 g (1,085 oz)	.984 (1.97)	533,015

Third quarter, 2004	0	0	228,037

Fourth quarter, 2004	0	0	193,034

Total Production	302,324 g (9,720 oz)		$3,270,667

        Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. On December 31, 2004 we held no gold in inventory.

        Gold production from our Cangalli claims ceased in June 2004 because of a local farmers’ strike and then because of legal issues not associated with Golden Eagle. While we cannot guarantee that we will be able to reinitiate production from our Cangalli claims, we believe that at some point in the future we will be able to resolve this issue with the other unrelated parties, including the Bolivian regulating authorities and the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”), a Bolivian cooperative from whom we purchased the Cangalli claims in 2002.

        Our ability to achieve maximum production and generate a positive cash flow is subject to a number of risks, certain of which are addressed below in the “Risk Factors” section of this report. Our ability to use our capital stock and other securities to raise working capital and to pay our indebtedness is subject to extensive federal and state regulation. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurances we have been able to do so. To the extent there may be any non-compliance we may incur certain liabilities. No such claims have, to our knowledge, been asserted to date.

(c)(2)     Status of products and segments.

        As described above, our principal products are gold and copper. As of the date of this report, we are not engaged in any production operations of gold from our Tipuani-Cangalli prospects or gold and copper from our claims in the Precambrian Shield. Our plans for recommencing operations at our Cangalli claims and for operations at our Buen Futuro prospect are described in more detail in Item 2 – Properties, below.

(c)(3)     The sources and availability of raw materials.

        As of December 31, 2004 we required no significant raw materials. When we have conducted mining operations in Bolivia in the past, those operations have required significant quantities of mining equipment and supplies. Such items are often in short supply and deliveries are occasionally impeded by severe weather, political strife, such as road blockades by the Bolivian Central Workers Union, the National Farmers Organization, or other organized groups, and primitive road conditions. Nevertheless, to date, we were always able to meet our requirements. If we are able to bring our Buen Futuro operation online we will require a large amount of electrical power and certain chemicals, which we will need to source in the region and which may be in short supply.

(c)(4)     Importance and duration of patents.

        We have no patents, trademarks, licenses, franchises or concessions that are material to our business except for our rights to own and mine from our mineral properties. These rights are more extensively described in Item 2 – Properties, below.

(c)(5) Seasonality of our business.

        The Bolivian climate is occasionally harsh in our work areas, often depending on the rainy season’s length and severity. Although internal transportation within Bolivia is generally good, access to our properties may become difficult during short periods during the rainy season (generally November-March). During this period, production can be more difficult, and access to the properties may be limited. The impact of rains should lessen as we move to our Buen Futuro operation, which is located on ground that is significantly flatter than the areas in which we have operated at Cangalli. This terrain will be less impacted by the weather in the region.

(c)(6)     Our practices relating to working capital items.

        Our practices relating to working capital items differ from the mineral industry primarily because we have incurred working capital and cash-flow shortages for our entire operational history. We are not, however, required to carry any specific amounts of inventory to meet customer demands and we do not provide extended payment terms when we have sold our gold to third parties.

(c)(7)     Dependence on one or a few major customers.

        When our Cangalli claim was in production, gold was our primary product. Should we be able to bring any of our Precambrian prospects into production, we expect to produce copper also. There is a large market for both gold and copper within Bolivia and internationally. Consequently, we have not been, and do not expect to be, dependent on a few major customers.

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

(c)(10) Competitive conditions.

        Golden Eagle is a small participant among the firms that engage in the gold and copper mining industry. Many of our competitors are companies with significantly greater financial and personnel resources, as well as technical expertise, than we have. Our combined financial resources and management experience of our officers and directors are limited and we have encountered, and will continue to encounter, substantial competitive disadvantages compared to our competitors.

(c)(11)     Research and development expenditures.

        We have not and do not intend to engage in any research and development activities except for the exploration and development of our mining properties as described above.

(c)(12)     Effect of compliance with federal, state, and local provisions for the protection of the environment.

        We are not engaged in significant operations within the United States and, therefore, have no material compliance obligations with respect to federal, state, and local provisions enacted in the United States for the protection of the environment.

        In Bolivia we do engage in an industry that is historically subject to extensive, time consuming, and expensive compliance with environmental law. There is, and can be, no assurance that we, with our small financial resources and limited personnel, will be able to comply with such environmental laws and yet be able to operate in a commercially profitable manner. To date we believe that we have complied with all environmental laws and we strive to be as friendly to the environment as possible and in many cases we leave the landscape and rivers in a better condition than was present when we began operations.

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

        As indicated above, we do currently have our permanent environmental permits for operations at Cangalli, Bolivia, and we intend to maintain those permits in good standing during the current shut-down. In addition, we have retained an engineering firm to monitor our subsidiary’s compliance with environmental laws in Bolivia and to produce any necessary reporting and filing.

        As part of our process to commence gold and copper mining operations at Buen Futuro, we are currently obtaining the necessary environmental permits to commence operations. There is no guarantee that we will be able to obtain the necessary permits required to commence mining and milling operations at Buen Futuro, however we believe that we will be able to obtain those permits.

(c)(13) Employees.

        At December 31, 2004, we directly employed 26 full-time employees in our head offices in Salt Lake City, Utah, our administrative offices in La Paz, Bolivia and Santa Cruz Bolivia, our administrative field offices in Cangalli, Bolivia, and our mine and plant in Cangalli, Bolivia. As a result of the shut down at Cangalli, we were forced to lay off all of our production workers at the Cangalli mine site, however, we continue to employ 12 individuals at Cangalli which are primarily employed for security, maintenance and hospital services.

(d) Financial information about geographic areas

        We operate in two geographic areas – the United States and Bolivia. The financial information about our geographic areas as required by Item 101(d) of Regulation S-K is as follows:

        The following sets forth certain information regarding Golden Eagle’s results of operations for Golden Eagle’s Bolivian subsidiary as of December 31, 2004 compared with the same period in 2003.

Bolivian Subsidiaries	Years ended

	December 31, 2004	December 31, 2003

Revenues	$1,322,057	$1,325,591

Production costs	(979,419)	(962,910)

Production taxes	(148,630)	(172,252)

Exploration & development costs	(62,061)	(200,000)

General and administrative	(454,722)	(539,913)

Depreciation and depletion	(254,172)	(138,423)

Impairment	(322,404)	--

Operating loss	(899,351)	(687,908)

Interest expense	--	--

Other income (loss)	444	--

Net (loss)	$(898,907)	$(687,908)

This data only represents our Bolivian subsidiary’s activities. For complete financial information see Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Fully 100% of our revenue was generated by our Bolivian subsidiary. Revenue, production costs and production taxes are exactly the same for our Bolivian subsidiary as they are in our consolidated statement of operations. Exploration and development costs in our subsidiary are significantly less than those reflected in our consolidated statement of operations since the United States parent corporation pays most of our exploration and development costs in common stock to consultants. These costs are attributable to the United States parent.

        Exploration and development costs decreased in the subsidiary to $62,061 in 2004 from $200,000 in 2003. The decrease in 2004, is the result of carrying the majority of exploration costs on the US corporate books as stock was issued for services as well as the decrease in exploration and development at Cangalli as a result of the shut down.

        General and administrative costs in our Bolivian subsidiary declined to $454,722 in 2004 from $539,913 in 2003. This decrease was the result of tighter cost controls and the reduction of staff following the shut down of our Cangalli operation. Depreciation and depletion increased to $251,172 in 2004 from $138,423 in 2003. The increase was due to additional mine equipment purchased during 2003 and 2004 which began being depreciated during the year.

        During 2004 we recognized a $322,404 impairment on the capitalized improvements of the Cangalli mine. We impaired substantially all of the mine development costs previously capitalized when the Cangalli mine was classified as a production property. As of March 25, 2005, we have been shut down at Cangalli for nine months. Based on our inspection, during the period the Cangalli mine has been shut down, some of the internal mine improvements appear to be deteriorating and may require additional funds to bring them back up to standard. Since we have no definitive time period at which we may recommence operations, we determined that we should impair the mine improvements. As a result, we continue to show these improvements as an asset on our books, however we have also booked a corresponding impairment which results in a net asset value of $-0- on our books. The subsidiary net loss increased to $898,907 in 2004 compared to $687,908 in 2003. The increase in the net loss was due to the cessation of operations at Cangalli and the corresponding impairment as described above. Without the impairment, the net loss would have decreased to $576,503 during 2004.

        The following sets forth certain information regarding Golden Eagle’s results of operations for Golden Eagle’s United States corporate activities as of December 31, 2004, compared with the same period in 2003.

US Corporate Activities	Years ended

	December 31, 2004	December 31, 2003 ,

Revenues	(1)$-	(1)$-

Production costs	--	--

Production taxes	--	--

Exploration & development costs	(2)(773,264)	(2)(906,185)

General and administrative	(3)(1,324,596)	(3)(2,054,779)

Depreciation and depletion	(17,765)	(16,430)

Impairment	(4)(590,000)	--

Operating loss	(2,705,625)	(2,977,393)

Interest expense	(224,034)	(2,909,462)

Legal Settlement	(2,050,000)	--

Other income (loss)	615	55,708

Net (loss)	$(4,979,044)	$(5,831,146)

This data only represent the U.S. Corporate activities. For complete financial information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(1)	All revenue is generated by our Bolivian subsidiary; accordingly there are no production costs allocated or production taxes paid by our US corporate entity.

(2)

Exploration and development costs decreased on a US corporate level to $773,264 in 2004 from $906,185 in 2003. Substantially all of the exploration and development costs during 2004 for our US corporate entity were directed at our Buen Futuro mining concession and the proposed dismantling and re-erection of our Gold Bar Mill and Plant on the Buen Futuro site in Bolivia. The majority of these costs were paid with our stock issued at market price on the date of grant. All stock issuances are accounted for on a corporate basis even though they may have been issued to consultants or employees in Bolivia. During 2004 we issued 9,207,623 shares of our common stock valued at $643,960 to pay consultants, metallurgists, geologists and contractors for exploration and development work on our prospects within the Precambrian Shield (which we also refer to herein as the “Buen Futuro project”). Of the stock issued, 2,730,000 shares valued at $192,010 was for engineering work related to the dismantling and re-erection of the Gold Bar mill and plant on our Buen Futuro concession and was expensed.

(3)

General and administrative expenses declined to $1,324,596 in 2004 from $2,054,779 in 2003. Included in general and administrative expenses is stock issued for services to consultants, and employees both in the US and in Bolivia. We issued 4,812,312 shares valued at $252,268 for general and administrative services during 2004. The decline in G&A expenses represents our ongoing efforts to control costs and improve the performance of the company.

(4)

As a result of FASB 144 we incurred an impairment of $912,404 on various assets primarily relating to our suspended Cangalli operation. This impairment included $322,404 of capitalized mine development costs, $470,000 on the Cangalli property and $120,000 on mining equipment related to Cangalli. While we still own and maintain this property and equipment. Its value has been impaired to a level equal to the present value of its future cash flows or to a level at which we feel it could be sold on the market.

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

Item 2. Our properties

        As described in Item 1, Business Development, above, we own mineral prospects in Bolivia that we believe are prospectively valuable for mineral operations. These include:

        The Tipuani-Cangalli prospects (discussed in paragraphs (a) and (b), below), and

        The Precambrian Shield properties (discussed in paragraphs (d), (e) and (f), below.

(a) The Cangalli claims.

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

(i)     Contract for exploration and mining on the Cangalli properties.

        Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996 (through one of our now-inactive subsidiaries) we entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. (“UCL”), a Bolivian cooperative consisting of 118 members. We operated under this contract from the date of its signing through July 2, 2002.

(ii)     Purchase of the Cangalli properties from UCL.

        On July 2, 2002, we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli claims. We actually ended up purchasing 5,125 acres. This purchase completely freed our Cangalli properties from any royalty whatsoever. We paid $300,000 in cash, 3,944,500 shares of Golden Eagle’s restricted common stock valued at $0.10 per share, and assumed $175,000 of UCL’s existing debt payable by us over the course of 4 years. The UCL debt has now been paid down to $77,359. These shares were issued for investment purposes to persons who were neither citizens nor residents of the United States pursuant to exemptions from registration found in Section 4(2) of the Securities Act of 1933 and Regulation S.

        We also agreed in a separate lease agreement to lease the use of the 1,000-foot deep Cangalli shaft back to the UCL for a period of 99 years, with a 10% gross royalty on gold production back to Golden Eagle, so that the UCL members not working for us could remain involved in gold mining in their own community.

        The UCL leadership distributed 35,000 shares of our common stock to each UCL member. This distribution was accomplished pursuant to the provisions of Regulation S. During 2003, we issued the UCL an additional 133,000 shares of Golden Eagle stock valued at $22,610 to satisfy additional claims.

        Golden Eagle paid one-time transfer taxes of $9,000 in the purchase. We also pay $2,075 per year to the Bolivian government in mining patent (concession) fees. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation to be able to maintain our rights over the Cangalli claims in perpetuity.

(iii) Production from our Cangalli mine

         We received an investment of $1.3 million in early 2002 to initiate a 1,000 tonne per day plant and to build out our interior mine infrastructure. On September 30, 2002, we commenced operations at our Cangalli gold mine at the rate of 1,000 tonnes per day from our open pit operation. By November, we had increased our production capacity to 2,000 tonnes per day. By the end of the fourth quarter, December 31, 2002, we had processed 92,700 tonnes of ore, and had recovered 43,847 grams, or 1,410 troy ounces, of gold.

        On February 10, 2003, we announced the conversion from our open pit operations to more cost-effective underground block caving from our interior mine while maintaining a production capacity of 2,000 tonnes per day.

        During the second quarter of 2003, we received the necessary funding in the amount of approximately $600,000 to expand our production capacity from 2,000 tonnes per day to 3,500 tonnes per day. In July 2003, we completed construction of our 3,500 tonne per day plant and began processing material at an increased rate. We had projected that once we had reached 3,500 tonnes per day on a sustained basis, our Cangalli gold operation would reach and surpass the break even point, and would enter into a sustained positive cash flow. While we reached full capacity of 3,500 tonnes per day on a limited basis, we were unable to continue to produce at that level as a result of weather delays during the fourth quarter of 2003. We also encountered a phenomenon in the cemented conglomerate above the draw points in our block caving known as “doming” in which the ore would form large domes and cease to flow evenly to the draw points for extraction.

        During the fourth quarter of 2003, we employed many different blasting techniques in an attempt to solve the issues involved with doming. However, due to the danger associated with the potential collapse of the domed areas while miners were working within them and because our studies have shown that the bedded paystreaks in the paleo-placer conglomerate deposits contain a higher gold grade per tonne of ore, we elected to focus our attention on the development of a more targeted mine plan.

        During the first two quarters of 2004 we implemented a mining technique known as targeted planar subsidence (TPS), in which the paystreaks were mined along their plane. Initially, this mining took place along a 25-meter work face, and as the work face advances, the roof behind was allowed to collapse, or subside, in a controlled manner similar to longwalling now being used in the coal industry. The average grade resulting from the paystreak sampling program that resulted in our estimate of proven and probable reserves in our Cangalli underground mine was 3.73 grams of gold per tonne, which is almost exactly 10 times higher than the average grade that has historically been recovered in Golden Eagle’s plant. We anticipated that if we were able to achieve a higher grade, we would be able to reduce our cost-per-ounce in production. During the first two quarters of 2004, we experienced a shakeout period on TPS production and we consistently achieved grades in the range of 3 grams per tonne. We made significant progress in developing this mining method and steadily increased TPS production. Our gold production at our Cangalli mine increased by nearly 11% from the first quarter 2004 to the second quarter 2004 as a result of the increase in our recovered grade from TPS mining.

        On June 25, 2004, we announced we had temporarily ceased mining operations at our Cangalli mine and plant as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. The roadblocks prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to Golden Eagle’s Cangalli operation, and the power failures halted all mining and processing activities.

        Before the strike issues were settled, during June 2004, we also ceased gold mining operations at our Cangalli property as a result of issues that arose among the United Cangalli Gold Mining Cooperative, Ltd. (UCL), which had sold us a 5,000-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. The legal issues involving the UCL had nothing whatsoever to do with Golden Eagle. The most pressing legal dispute between UCL and the Bolivian governmental regulators involved the UCL’s mandatory contributions to the National Mining Pension Fund that were in arrears and the failure of the UCL to observe legal formalities regarding its formation, registration and ongoing operation. These legal disputes, while having nothing to do with Golden Eagle, created an insecure atmosphere at our Cangalli gold mine and raised serious questions about whether formal intervention would occur and substantially hamper operations.

        Although the issues surrounding the local farmers’ strike have been settled, the issues relating to the UCL continue to be a threat to our ability to continue mining operations on our Cangalli claim. We are taking legal action to clarify the situation and quiet our title to the Cangalli claim. We are also asking the Court for a declaratory judgment definitively establishing our right to operate on the Cangalli property claim unencumbered. To date, no court in Bolivia has ruled on these issues.

(iv) Efforts to obtain additional production

        Because of the cessation of operations at our Cangalli claim and the availability of equipment while the related issues were being resolved, in September 2004 we entered into a joint venture agreement with an unaffiliated, neighboring landowner to produce gold from its claims. Although we announced the commencement of production operations in October 2004, these operations did not prove to be cost-effective as a result of the high cost of diesel fuel in the region, so we ceased our participation in these operations. Since production costs exceeded revenue and since we were entitled to 50% of the net revenue after costs we did not book any revenue from the joint venture during 2004.

        In October 2004, we also announced plans to accelerate our efforts to obtain production from a site identified in the Tipuani prospect (described below). Because of our working capital shortages, we have not been able to make any significant progress toward this goal.

        On February 24, 2004, we announced that we had estimated proven and probable gold reserves on our Cangalli mining claims located in the Tipuani Gold District of western Bolivia. Those reserves were estimated in a report (the “reserve report”) dated February 2004, by Carlos Thompson, Reg. Eng., an independent economic geologist and consultant, as well as Giovanni Viscarra, Reg. Eng., a geologist and Golden Eagle’s Cangalli mine superintendent. During March 2005, Mr. Viscarra reviewed and reconfirmed the original findings in the February 2004 reserve report. The report states that the reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. In preparing the reserve report and estimated mineral reserves, Mr. Thompson was acting as a consultant to Golden Eagle, and Mr. Viscarra was acting as an employee of Golden Eagle’s operating subsidiary. Messrs. Thompson and Viscarra have consented to the public release of the information contained in this Form 10-K and the accompanying financial statements.

        We have continued to report reserves for the Cangalli claims notwithstanding the current cessation of production because we believe that it is likely that we will be able to recommence production in the future. In addition, we believe that the Cangalli proven and probable reserves are still economically and legally extractable. By “legally extractable” we mean that we own the underlying mining concessions at the Cangalli mine free and clear, in addition to which we have all necessary and legal environmental permits, all of which would legally entitle us to mine. Our current decision regarding the cessation of production is based on post-extraction considerations that have to do with the possibility of the encumbrance of gold once produced that would make it difficult to meet our production-related obligations. If we are not able to recommence production operations within a reasonable period, then the reserves reported for Cangalli claims may be considered valueless because they will not be mineable in the social and political context existing in Bolivia, or due to complications related to the UCL’s legal problems that are unrelated to us, but which nevertheless continue to affect us significantly. As a result,this circumstance may require future further impairment. Furthermore, the reserve report was prepared at a time when the mine was in production and economic circumstances were different than they are presently. Because the mine has been closed for more than nine months at the present time, we will incur a significant amount of additional costs to reopen the mine, and consideration of these costs may adversely impact the economics of production and the reserve report. In addition, during the period and subsequent to the year-end, the cost of diesel fuel and other operating costs have increased, resulting in the discontinuation of our joint venture operation. These cost increases, while somewhat offset by significant increases in the international price for gold, may also impact any future operations at our Cangalli claim. Nevertheless, we have determined that it is appropriate to continue to report reserves for the Cangalli claims based on all of the facts and circumstances considered above. We have also received the opinion of Bolivian counsel that there is an 80% probability that the Cangalli mine can return to full production within the next 5 years. This probability, of course, is linked to the outcome of the litigation discussed above. As with all litigation, we cannot assure the outcome will be positive for Golden Eagle.

        As stated above, during March 2005, the co-author of the reserve report reviewed the report and the current situation at Cangalli and reconfirmed his estimations, less the production during 2004, as is indicated in the following charts:

        Gold reserves

Proven and Probable in Open Pit	Ore in tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in Open Pit in tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in Open Pit in tonnes	g/t Gold	Troy Ounces of Gold
Total	613,000	0.47	9,226	299,000	0.47	4,500	314,000	0.47	4,726
2004 Production	99,319.328		1,046	99,319.328		1,046	0	0	0
Remaining Gold Reserve	513,681	-	8,180	199,681	-	3,454	314,000	-	4,726

Proven and Probable in Underground Total	Ore in tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve only Ore in Underground in tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in Underground in tonnes	g/t Gold	Troy Ounces of Gold
Total	38,000	3.73	4,574	19,000	3.73	2,287	19,000	3.73	2,287
2004 Production	10,948	2.90	1,019	10,948	2.90	1,019	0	0	0
Remaining Gold Reserve	27,052	-	3,555	8,052	-	1,268	19,000	-	2,287

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

        Golden Eagle’s Cangalli mining concessions in the Tipuani Gold District Cangalli claims are found in the middle of a geological formation known as the Apollo-Caranavi Trench in a valley formed by the Tipuani River and its tributaries. The bedrock is undifferentiated Ordovician shales, covered by the Cangalli formation of conglomerates of the Late Tertiary age. Since the Quaternary, the Tipuani River has been creating its present course, mainly by cutting the conglomerates and re-concentrating the gold found in those conglomerates.

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

        The reserve report also reported on a sampling program in outcropping pay streaks, or horizontal bedded layers within the cemented conglomerate. These gold bearing pay streaks, or horizontal beds, also were sampled in Golden Eagle’s underground mine which penetrates over 330 meters (1,086 feet) into the conglomerate material at our Cueva Playa the site of our Cangalli mine. When it was operating, this underground mine contributed ore to our Cueva Playa gold recovery plant through a mining method known as conal subsidence block caving. This mining technique opens draw points under the conglomerate and allows the ore to cave, or subside, to the draw points for extraction and processing. Our studies have shown that the bedded pay streaks contain a higher gold grade per tonne of ore, we have elected to focus our attention on the development of a more targeted mine plan. Based on the reserve report and assuming (without assurance) that the legal issues are resolved so that we can recommence operations on our Cangalli claim, Golden Eagle proposes to continue to develop the proven and probable open pit reserves. While our initial goal will be to mine ore in its ongoing operation, mining at a rate of 3,000 tonnes per day, we cannot offer any assurance as to the costs or period of time that will be necessary before we will be able to do so, if at all.

        The reserve report discussed here is based on a number of assumptions, and its conclusions are sensitive to the world market for gold. According to the reserve report, the authors assumed a gold price per troy ounce of $360 based on a two-year historical average price. That price is less than the current price at the time of the filing of this report of approximately $440 per troy ounce of gold.

        Among the other assumptions set forth in the reserve report is the fact that the geological and economic cutoff grades for gold is set at 0.2 grams per tonne in the open pit, and 0.66 grams per tonne in the underground mine, which are very sensitive to the price of gold. The report also assumes continued political and labor stability in Bolivia and the Cangalli area.

    (b)        The Tipuani prospect.

        In November 1999 and October 2000, we acquired four mining claims in the Tipuani Gold Mining District, surrounding our Cangalli claims, 62 miles north of La Paz, Bolivia, with a total acreage of approximately 69,000 acres. Our geological reconnaissance studies indicated that these properties were highly prospective for gold deposits similar to that found on the Cangalli Properties. In exchange we committed to pay to the Bolivian government annual fees of $27,825. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation to be able to maintain our rights over these properties in perpetuity.

        During 2004, Golden Eagle announced that as a result of geological reconnaissance work further identifying and mapping the gold bearing conglomerate material in the paleochannel of the ancient Tipuani River basin, we reduced our landholdings in the Tipuani properties from 74,000 acres (116 square miles) to 49,900 acres (78 square miles). As a result of this reduction, we reduced our obligation to pay concession patent fees, and we now have a more focused approach to its exploration activities in the pay streaks in the paleochannel found on its gold concessions in the area. We do not believe that the reduction in acreage resulted in the loss of any valuable mineralized area.

        At December 31, 2004, we also owned 44,900 acres in the Tipuani prospect (not including the 5,000-acre Cangalli claim) covering an 18-mile section of the ancient paleo-channel of the Tipuani River system. This area is not affected by the dispute between the UCL and the Bolivian government and we are investigating the possibility of moving our recovery plant to an alternate site on our property. If we were to abandon our current mine site, we may have to write off certain mining claims and development costs. Should we ever be able to resume mining on the 5,000-acre Cangalli claim, we will incur substantial startup costs the funding for which we do not currently have.

(c)     History of the Cangalli and the Tipuani Gold Mining District of Bolivia

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

        During the Spanish rule, after the “Conquest,” the Indians stopped all mining. They destroyed roads, blocked entrances to the mines, and established a death penalty for those disclosing to the conquerors the whereabouts of any mining centers.

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

(d) The Precambrian prospect.

In June of 2001, we acquired four mining claims in Bolivia’s Precambrian Shield with a total acreage of approximately 125,000 acres, as well as the existing reports on the area, for 10 million shares of our common restricted stock valued at $300,000 ($0.03 per share). These shares were issued to persons who were not United States citizens or residents for investment purposes pursuant to exemptions from registration found in Section 4(2) of the Securities Act of 1933, and Regulation S. The size of our holding in the Precambrian Shield of Bolivia has decreased and increased as we have reduced the size of our concessions with the Bolivian government, and as we have acquired new prospects.

        We pay $54,600 per year to the Bolivian government in mining patent fees for our Precambrian Prospect. Pursuant to the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

        Our geologists explored these prospects and found them to be highly prospective for extensive near surface gold mineralization and deeper mineralized volcanogenic massive sulphides (“VMS”) systems containing gold and copper.

(e) Buen Futuro claim

(i) Acquisition

        Golden Eagle purchased the Buen Futuro claim from Celia Calla de Arraya, a Bolivian, and her son-in-law, Dr. Michael H. Biste, a geologist who has worked extensively in the area, in June 2003. We amended the contract in December 2003 and March 2005. The terms of the acquisition included a 3% net smelter return, payments of $50,000 cash and shares of restricted Golden Eagle common stock valued at $75,000, and a promise to make the following additional payments:

	Cash	Shares (Value)
March 2005	$100,000	$25,000
September 2005	$100,000	$75,000

        We have negotiated an extension regarding the March 2005 payment, agreeing to pay an additional $25,000, for a total of $125,000 in ten equal payments of $12,500 beginning May 1, 2005. Under the agreement with Mrs. Calla de Arraya and Dr. Biste, Golden Eagle undertook several obligations in addition to the payment obligations described above. These obligations included:

Our agreement to maintain an exploration program to replace mineral reserves as they are depleted through mining as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession.

Our agreement to invest $1 million in exploration by November 23, 2006. Golden Eagle has expended approximately $140,000 to date. We will only be able to meet this commitment if we receive a significant amount of additional financing, which cannot be assured.

Our agreement requires us to enter into mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe that the acquisition of the Gold Bar mill and plant for $3,600,000 will satisfy this investment requirement if we are able to obtain financing and begin construction. We are negotiating with Ms. Calla de Arraya regarding granting a two-year extension of the period in which production must commence. While we cannot guarantee that the extension will be granted, we believe that it is probable that it will be granted since substantial progress has been made toward placing the Buen Futuro prospect into production.

        There are no stated penalties for failure to comply with these commitments. The initial build out of the gold plant and other infrastructure improvements will require a capital investment of about $10,000,000. We believe that the sellers of the Buen Futuro claim to us realize that we have been operating in good faith and will cooperate with us in reaching appropriate contractual modifications.

(ii) The prospect.

        Golden Eagle announced May 30, 2003, that it signed a Letter of Intent to acquire 100% of the Buen Futuro mining claim located squarely in the center of Golden Eagle’s 125,000-acre landholding in the Precambrian Shield 162 miles north of Santa Cruz, Bolivia, and 11 miles east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. These ore bodies are found in an oxide zone 130 to 200 feet thick, as well as a supergene copper-enriched zone extending from the oxide zone to a depth of 320 feet, sitting on top of strata-bound volcanogenic massive sulphide (VMS) mineralization. Golden Eagle exercised its rights to purchase the Buen Futuro property in June 2003. A private contract, as well as a recorded public contract, were signed and filed with the Superintendency of Mines of the Department of Santa Cruz on December 12, 2003.

        We believe that the Buen Futuro gold/copper deposits, surrounded by Golden Eagle’s Precambrian claims, are just part of a much larger trend of VMS clusters that runs both north and south within Golden Eagle’s 136,500 acres. A recent study was carried out on the prospect by Dr. Michael Biste, a Golden Eagle consultant who is an expert on the Precambrian geology of eastern Bolivia. The exploration data resulted from the northern part of the company’s Dos Piyos claim, and the southwest portion of the Cobra claim. Both properties cover the northern part of the Ascension Gold-Copper Trend and the investigated ground comprised 23 square miles. Dr. Biste prepared a remote sensing study consisting of an interpretation of satellite images, aerial photographs, and open file airborne magnetic and radiometric data. He further reexamined historic reconnaissance exploration data of the two claims and applied modern computer based methods for an integrated data interpretation. In addition, Dr. Biste used the results of geological mapping over 44 linear miles, magnetic ground surveys of over 9 miles and soil sampling over a distance of 18 miles, as well as electromagnetic (HLEM) data along two extensive test lines. Despite the wide line spacing of 0.6 miles, Dr. Biste was able to identify a continuous metamorphosed, bi-modal volcano-sedimentary sequence with characteristics very similar to the host rock of the Buen Futuro (formerly Miguela) volcanogenic massive sulfide (VMS) mineralization. Buen Futuro is located 12 miles southwest of the investigated area. The HLEM survey so far has confirmed three parallel striking conductors, which Dr. Biste believes represent a primary VMS mineralization which is covered by an oxide layer at least 30 meters deep. The lateritic soil at the surface carries geochemically anomalous values for gold, copper and zinc. Golden Eagle’s summary study covers 3.6 miles of the Trend and the remote sensing data shows that the favorable VMS lithology strikes further to the northeast. We consider these findings to be a significant step toward identifying new gold-copper mineralization similar to the Buen Futuro ore bodies. Dr. Biste believes that field work will continue to demonstrate that the Ascension Gold-Copper Trend is now likely to extend over at least 21 linear miles within Golden Eagle’s Precambrian properties.

        We project that this acquisition, and our current landholding in the Ascension Gold-Copper Trend, provide us with several important opportunities for future development. Nevertheless, these opportunities would be contingent upon our ability to raise the needed development capital either through operations, equity funding, debt financing or by entering into joint venture relationships.

        The Buen Futuro VMS mineralization was initially identified by Dr. Biste through geochemical surveys, and subsequently confirmed using Induced Polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys. Eventually, between 1993 and 1997, 800 miles of exploration trails were cut through the jungle to take a total of 21,000 samples on the Buen Futuro and surrounding areas. A total of 8,400 feet of auger drilling was performed initially, with 11,000 feet of additional reverse circulation drilling and 27,000 feet of diamond core drilling. A total of 8 miles of trenches were dug and 5,500 trench samples were taken and analyzed.

        We own the underlying mineral rights on the Buen Futuro project through the purchase of mineral concession rights that had been granted by the Bolivian government. However, we had to purchase the surface land rights before we could actually begin to disturb the surface with mining and development activities. We have purchased 519 acres of surface rights covering the areas that we intend to mine in the Buen Futuro A Zone, as well as all areas necessary for the location of our mill, recovery plant, fresh water ponds, tailings impoundments and mine camp site. As other surface rights become necessary, we expect to acquire those rights under reasonable terms also.

(iii) Buen Futuro reserves

        As of year-end 2003, we estimated proven and probable gold and copper reserves on our Buen Futuro mining concession located in the Precambrian Shield of eastern Bolivia. On March 1, 2005 the reserve report was reviewed and reconfirmed. Those reserves estimations, and the subsequent confirmation of reserves during 2005, were performed by the principal author Michael H. Biste, Ph.D., one of the persons who sold the Buen Futuro prospect to us. Dr. Biste as well as co-authors Ronald l Atwood Ph.D and Hugo Aparacio, Registered Engineer originally prepared a report dated February 2004. The report states that the reserves were estimated in accordance with Industry Guide 7 of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. In preparing the reserve report and estimated mineral reserves, Dr. Biste was acting as a consultant to Golden Eagle. Golden Eagle acquired the Buen Futuro property and related information from a Bolivian national in June 2003. At the time, Golden Eagle entered into a consulting agreement with Dr. Biste by which Golden Eagle has paid him $3,000 per month and Golden Eagle common stock with a value of $2,000 per month. Dr. Biste and his co-authors have consented to the public release of the information contained in this Form 10-K.

            Dr. Biste stated that the scope of his report was a recompilation of pertinent geological and sampling data obtained from mineral exploration on the Buen Futuro property since 1993, including trench, auger, diamond, and reverse circulation drilling performed under his supervision from 1993 through 1998. According to Dr. Biste’s report, the exploration work and his analysis indicate that three individual massive sulfide lenses exist in an area on the Buen Futuro prospect consisting of 0.7 by 1.0 kilometer in two different stratigraphic levels. Dr. Biste also determined that the primary sulfide mineralization consists mainly of chalcopyrite, pyrite, and minor amounts of sphalerite and galena. Dr. Biste identified a 45-meter thick chalcocite supergene blanket and a 40-meter thick oxide zone that overlie the primary mineralization. He found that gold is enriched in the oxide and copper in the supergene zone where base metals (such as lead and zinc) are leached out. There has not been any mineral production from the Buen Futuro concession to date.

        Although the original reserve report is more than a year old at the present time, we have determined that it is appropriate to continue to report reserves for the Buen Futuro prospect based on all of the facts and circumstances taken into consideration, including the review and confirmation of the report by Dr. Biste during March 2005.

        Based on the reserve report and our assessment of the current status of the prospect, increased costs for commencing and then sustaining operations, and other factors that we have determined to be appropriate, we estimated the following at December 31, 2003, which estimates we believe are still accurate:

        Gold reserves

Proven and Probable	Ore in 000's tonnes	g/t Gold	Troy Ounces of Gold (proven and probable)	Proven Reserve Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold	Probable Reserve only Ore in 000's of tonnes	g/t Gold	Troy Ounces of Gold
Total	2,528	1.03	83,715	1,577	1.12	56,585	951	0.89	27,328

        Copper reserves

Proven and Probable	Ore in 000's tonnes	% Copper	Fine tonnes of Copper (proven and probable)	Proven Reserve only Ore in 000's of tonnes	% Copper	Fine Tonnes of Copper	Probable Reserve only Ore in 000's of tonnes	% Copper	Fine tonnes of Copper
Total	2,162	1.72	37,205 (82 million pounds)	1,137	1.85	21,025 (46.4 million pounds)	1,025	1.58	16,153 (35.6 million pounds)

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

        The initial build out of the gold plant and other infrastructure improvements will require a capital investment of about $10,000,000. Golden Eagle estimates that more than $4,000,000 will be necessary for construction of the copper plant and mining expansion, which we plan to invest from gold production proceeds. At the present time, Golden Eagle does not have the funds necessary to commence the plant construction on the Buen Futuro property, and there can be no assurance that it will be able to obtain such funds on reasonable terms. Golden Eagle is considering a number of alternatives to obtain the necessary funding, including entering into a joint venture with an industry partner or other experienced persons who wish to participate in a high-risk mining venture, or seeking other forms of debt or equity capital.

            Dr. Biste’s report is based on a number of assumptions, and his conclusions are sensitive to the world market for copper and gold. According to his report, he has assumed a gold price per troy ounce of $360 and a copper price per pound of $0.80. These prices are less than the current prices of approximately $440 per troy ounce of gold and $1.52 per pound of copper.

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

(iv) Gold Bar mill and plant

        On June 18, 2004, we entered into a purchase agreement with Atlas Precious Metals, Inc. (Atlas) for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. In exchange for the Gold Bar mill and plant we issued to Atlas 30,000,000 shares of our restricted common stock valued at $.12 per share based on the closing price of the stock on the closing date or a total purchase price of $3,600,000. Upon raising the necessary capital, we intend to dismantle, ship and re-erect this plant on our Buen Futuro site in eastern Bolivia. We estimate the time to dismantle the plant, transport it to Bolivia and re-erect it on our Buen Futuro claim will be approximately eight months from the time we raise the necessary financing. We estimate the cost to dismantle, ship and re-erect the plant on our Buen Futuro claim to be approximately $3.5 million. Based on the reserves we have estimated and assuming (without assurance) that we will obtain the necessary funding to move the Gold Bar mill and to commence production operations, we anticipate the Gold Bar acquisition and the existing mine plan will allow us to extract 5,900 ounces of gold per month and by the second year of operation more than 4.4 million pounds of copper per month. We believe the Gold Bar acquisition will cut by half the construction time for a gold milling and leaching operation of this size.

        Prior to completing the purchase of the Gold Bar mill, we received a fairness opinion prepared by H.E. Dunham & Associates. The opinion from H.E. Dunham & Associates determined the economic fairness of the Gold Bar mill transaction to our shareholders. The reported estimated a replacement value on the Gold Bar mill and plant at $12 million. This report also provided an estimated cost to build a similar-sized new gold and copper recovery plant with its associated new equipment, engineering and construction costs at between $45 million and $50 million in today’s dollars. The report also included three comparable acquisition transactions of similar size and capacity, which were used as comparison to our acquisition of the Gold Bar mill and plant. These included the Carr Fork facility located at Tooele, Utah which sold for $7.0 million and the Quintana facility located at Truth or Consequences, New Mexico which sold for $8.5 million to OK Tedi Mining Company in 1986 dollars; while the 4,000 tpd Paradise Peak Gold Facility located at Gabbs, Nevada is currently on the market for $18 million. The report stated that the “acquisition of the Gold Bar Mill is most beneficial to the Company at a good price.” Finally, H.E. Dunham & Associates expressed the opinion that the “transaction is economically fair to Golden Eagle International, Inc and Atlas and their shareholders.” Atlas offered to sell the Gold Bar plant to us, at what we feel was a discounted price, as a result of its desire to participate in the mining of gold and copper at Buen Futuro. The Gold Bar plant was a perfect fit for our needs and was not at the time processing ore from the Gold Bar mine. As of March 31, 2005, we have accrued a $12,099 property tax liability on the Gold Bar mill and plant, which is not due at this time. We have also accrued an ownership conversion tax in the amount of $7,020, which is 50% of the total tax. The remaining 50% is to be paid by Atlas in accordance with the purchase agreement. We are also aware of a $13,702 past due property tax owed by Atlas on the Gold Bar mill and plant prior to the sale to Golden Eagle. We have been assured by Atlas that it intends to pay its tax obligations, however, there can be no assurance that it will do so. Should Atlas not pay its tax liability, we may have to do so. Failure to obtain the necessary financing to move the mill to Bolivia in 2005 or 2006 may cause us to substantially impair its value on our financial statements. In accordance with the Asset Purchase Agreement between Atlas and Golden Eagle, we agreed to move all Gold Bar assets of the property within twelve months from the date of the agreement. Should we fail to remove the assets by this date, Atlas has the right to either allow us to store the assets on site or terminate the agreement and return the purchase price to us. While we believe that Atlas does not intend to terminate the agreement, we cannot guarantee that they will do so. We are currently negotiating with them to extend the date by which the assets must be removed, however we also cannot offer any assurances that we will be successful in reaching an agreement on extension. As a result of the possibility of the termination of the agreement, we have moved the $3,600,000 purchase price from property and equipment to a non operating non current asset section. We have also moved the $3,600,000 that we issued in stock from the additional paid in capital to a mezzanine liability section. If we are able to reach an agreement with Atlas to modify our agreement we will reclassify the $3,600,000 purchase price to property plant and equipment and the corresponding amount to the equity section of the balance sheet. The following pro forma balance sheet indicates how the balance sheet would look if we were to reclassify the $3,600,000 to property and equipment and to equity.

Selected Data from Consolidated Balance Sheets	Year ended December 31, 2004
	Actual	Pro forma	Notes

Current assets	$186,191	$186,191

Property & equipment	3,891,922	7,491,922	1

Accumulated depreciation, depletion and	(1,785,056)	(1,785,056)
impairment

Total property and equipment	2,106,866	5,706,866	1

Plant and mill	3,600,000	0

Total assets	5,893,057	5,893,057

Current liabilities	1,515,829	1,515,829

Redeemable common stock (plant)	3,600,000	0	1

Legal settlement payable	2,050,000	2,050,000

Other non current liabilities	113,100	113,100

Total liabilities	7,278,929	3,678,929	1

Common Stock (par value)	56,436	56,436

Additional paid in capital	40,622,606	44,222,606	3

Accumulated deficit	(42,064,914)	(42,064,914)

Total stockholders' equity	(1,385,872)	2,214,128	2,3

1.

This reflects the increase in property and equipment for the Gold Bar mill and plant, inasmuch as the pro forma financial statements assume that the agreement with Atlas was amended prior to December 31, 2004 to eliminate the option that Atlas may have to terminate the agreement. There is a corresponding reduction in redeemable stock payable, total liabilities.

2.

This reflects an increase in additional paid in capital to reflect the shares issued in settlement for the purchase of the Gold Bar mill and plant ($3,600,000) over the par value included in common stock. This also resulted in an increase in total stockholders equity, as well.

(f) Cobra claim

        On December 22, 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for volcanogenic massive sulphide (“VMS”) deposits containing gold and copper, as well as near-surface gold oxide deposits. Induced polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys, as well as scout auger drilling, have yielded positive results in an area extending to the northeast of Golden Eagle’s previous 111,500-acre landholding.

        Golden Eagle secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000. To maintain the property in perpetuity, Golden Eagle must pay annual concession patent fees to the Bolivian government of $9,000.

(g) Office leases

        Our executive office in the United States is located at 12401 South 450 East, Suite D1, Salt Lake City, Utah 84020. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,920 per month on a one-year, renewable lease that expired in November 2003. We leased the offices on a month-to-month basis for the same rate until December 31, 2004. On January 1, 2005 we entered into a six-month lease for the same office space for $1,920 per month.

During June 2003, the Golden Eagle entered into a two- year office lease in La Paz, Bolivia at $1,700 per month. Rental expense paid for the office was approximately $20,000 per year in 2004, 2003, and 2002. During 2004 we relocated our Bolivian headquarters to Santa Cruz, Bolivia. During July of 2004 we reached an agreement with the landlord of our La Paz office to vacate the property and the lease. We incurred no additional charges as a result of the lease termination. On August 1, 2004 we entered into a lease on a smaller, 186 square meter office in La Paz for $420 per month. This lease runs through July 31, 2005. On July 1, 2004, we also entered into a lease for a 350 square meter office in Santa Cruz, Bolivia for $500 per month. This lease runs through June 30, 2005. Office leases are detailed in the following table.

Location	Size	Monthly Rent	Lease Expiration

Salt Lake City	2,000 square feet	$1,920	June 30, 2005

Santa Cruz, Bolivia	350 square meters	500	June 30, 2005

La Paz, Bolivia	186 square meters	420	July 31, 2005

Total		$2,840

        Golden Eagle’s operating subsidiary, GEII Bolivia, owns the mining and processing equipment which is located on the Cangalli claim under its control, or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices and in Santa Cruz, Bolivia. This equipment includes heavy earthmoving equipment and general support equipment for the mining industry. In addition, GEII Bolivia owns equipment acquired from UCL, which includes mining equipment, real property in proximity to the Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment. GEII Bolivia also owns various support vehicles and trucks. We believe that all of this equipment and the vehicles are in good condition, suitable for use in our mining operations in Cangalli or Buen Futuro.

Item 3. Legal proceedings

        During 2004 we became party to a lawsuit filed in the District Court for the City and County of Denver, Colorado, entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. The subject matter of that suit was stock transactions that took place at the end of 1995 and the beginning of 1996, which were authorized by Ronald A. Knittle, a former officer and director. The alleged acts that purportedly damaged the plaintiff took place prior to the appointment of any currently serving officer or director.

        In order to avoid the uncertainty attendant with all litigation, we chose to settle with the plaintiff to ameliorate any potential finding of liability and a damages award. Pursuant to certain settlement terms the parties filed a stipulated motion to dismiss the case with prejudice. The settlement agreement was approved by the court on February 3, 2005. Subsequent to year-end 2004, on February 8, 2005, we issued 50 million shares of our restricted common stock to one accredited investor, the plaintiff, pursuant to the terms of the settlement agreement. The case was dismissed, with prejudice, on March 9, 2005. We expensed this settlement during 2004.

        Under generally accepted accounting principles, we recognized a liability for the legal settlement at December 31, 2004 even though we did not enter into the final settlement until January 2005, and we did not complete the execution of the settlement until February 2005. The following table sets forth the actual 2004 balance sheet, and the pro forma 2004 balance sheet, on which the pro forma balance sheet reflects our financial situation had we recorded the stock paid out as equity on December 31, 2004 and as will be recorded in the first quarter of 2005. The information in the following table is provided in accordance with the guidelines set forth in SEC Regulation G.

Selected Data from Consolidated Balance Sheets	Year ended December 31, 2004
	Actual	Pro forma	Notes

Current assets	186,191	186,191

Property & equipment	3,891,922	3,891,922

Accumulated depreciation, depletion and	(1,785,056)	(1,785,056)
impairment

Total property and equipment	2,106,866	2,106,866

Plant and mill	3,600,000	3,600,000

Total assets	5,893,057	5,893,057

Current liabilities	1,515,829	1,515,829

Redeemable common stock (plant)	3,600,000	3,600,000

Legal settlement payable	2,050,000	0	1

Other non current liabilities	113,100	113,100

Total liabilities	7,278,929	5,228,929	1

Common Stock (par value)	56,436	61,436	2

Additional paid in capital	40,622,606	42,667,606	3

Accumulated deficit	(42,064,914)	(42,064,914)	4

Total stockholders' equity	(1,385,872)	664,128	2,3

1.

This reflects the reduction in liabilities for the Legal Settlement Payable, inasmuch as the pro forma financial statements assume that the obligation was paid at December 31, 2004. There is a corresponding reduction in total liabilities.

2.

This reflects an increase in common stock of $5,000 to reflect the par value of the 50,000,000 shares issued in the legal settlement. This resulted in an increase in total stockholders’ equity, as well.

3.

This reflects an increase in additional paid in capital to reflect the excess of the value of the shares issued in settlement of the litigation ($2,045,000) over the par value included in common stock. This also resulted in an increase in total stockholders equity, as well.

4.

Accumulated deficit did not change because the expense attributable to the legal settlement was included in our statement of operations for the year ended December 31, 2004 under generally accepted accounting principles.

Item 4. Submission of matters to a vote of security holders

None

PART II

Item 5. Market for Golden Eagle’s common equity, related stockholder matters, and issuer purchases of equity securities

(a) Market information

        Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “MYNG.”

        The public market for our common stock is extremely volatile both as to price and volume. There can be no assurance that the public market will continue, or if it does so continue, that the market will stabilize. Average daily volume for our stock during 2004 was 713,745 shares traded per trading day. During 2004 a total of 362,583,561 shares were traded. We believe that there are several reasons for the volatility of our common stock including the following:

The OTC bulletin board is characterized by stocks with greater volatility than those quoted on NASDAQ and other stock exchanges since many OTCBB companies (including Golden Eagle) have little or no earnings and limited working capital. In our case, our significant operating losses, the shut-down of our operations at our Cangalli claim, our terminated attempt to recommence gold production in the fall of 2004, and other factors may have added to the volatility of our shares.

Furthermore stocks traded on the OTC bulletin board are generally “penny stocks” as defined in SEC regulation, and many of the national and regional broker-dealers will not deal in them.

Although our average daily trading volume is 713,745 shares per day, there have been many days during the period where volume has been very low, and other days where volume has been very high. When volume is low, a few trades may create a significant price fluctuation.

Additionally, we believe that our common stock has been the subject of significant rumor and innuendo published by unaffiliated parties on the Internet and in other media. We believe that these rumors have had an impact on the market for our common stock. We do not respond to each rumor, and must advise our shareholders, and potential shareholders, to investigate the source of any statement with respect to Golden Eagle before relying upon that statement. We encourage investors and potential investors to view our website at www.geii.com for the latest information on Golden Eagle.

Also, there is a significant amount of our restricted stock overhanging the over-the-counter market. A significant market overhang is generally a characteristic of a volatile stock. Under SEC rules, no person may sell restricted stock into the over-the-counter market without first complying with the requirements of Rule 144 (unless there is an effective registration statement relating to the transaction – and Golden Eagle does not have an effective registration statement relating to any selling shareholder transaction). Oftentimes, shareholders wishing to lift the restriction on their restricted shares and sell them in the market must file Form 144 with the SEC and their names appear on the “Insiders Trading List” even though such persons may not be officers or directors of Golden Eagle.

During 2004 we also believe that volatility of our common stock was increased because of manipulation by unknown parties in the form of illegal short selling. In response to the perceived market manipulation we took steps to have our stock de-listed from the Berlin Stock Exchange where we had been listed without our authorization. We were informed that our shares were de-listed from the Berlin Stock Exchange on July 9, 2004.

        The following table shows the high and low bid of our common stock during the last two years and the current fiscal year. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from Knobias.

2003	Low Bid	High Bid	Average Daily Volume
First Quarter	$.170	$.263	427,926 shares
Second Quarter	$.157	$.185	316,761 shares
Third Quarter	$.145	$.235	678,366 shares
Fourth Quarter	$.145	$.235	789,138 shares
Total 2003	$.145	$.263	553,048 shares

2004	Low Bid	High Bid	Average Daily Volume
First Quarter	$.155	$.265	869,469 shares
Second Quarter	$.09	$.18	581,636 shares
Third Quarter	$.053	$.104	625,276 shares
Fourth Quarter	$.037	$.07	779,339 shares
Total 2003	$.037	$.265	713,745 shares

2005 (through April 11)	Low Bid	High Bid	Average Daily Volume
	$.031	$.07	660,257 shares

(b) Holders

        As of December 31, 2004, there were approximately 1,155 shareholders of record of Golden Eagle’s common stock based on information we received from our transfer agent. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise. We are authorized to issue 800,000,000 common shares, of which we have issued 564,361,903 shares as of December 31, 2004. In addition, we are authorized to issue 10,000,000 preferred shares.

We have not issued any shares of preferred stock. However, on March 10, 2005, we entered into a Series A Subscription Agreement with Polion do Brasil, S.A. (Polion), a Brazilian venture capital firm, to purchase 3.5 million preferred shares, with the first payment due no later than April 1, 2005. To date, no investment has been made pursuant to this agreement, and no preferred shares have been issued.

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

        During 2004, we adopted the 2004 Employees and Consultants Stock Compensation Plan as reflected in the following table as of December 31, 2004. Our directors, officers and affiliates cannot participate in this plan. As discussed below, we have compensated our officers and directors with stock options and stock bonuses, but those are ad hoc determinations made by our board of directors and are not pursuant to any plan. These ad hoc grants have not been submitted to the shareholders for approval.

Equity Compensation Plan Information
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future isuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	20,000,000	-0-	-0-
Total	20,000,000	-0-	-0-

(e)     Item 701 of Regulation SK — Recent sales of unregistered securities

        Item 701 requires disclosure of all equity securities sold by Golden Eagle during 2004 and subsequently that were not registered under the Securities Act of 1933 (the “1933 Act”). During 2004 and subsequently, we sold unregistered securities in four categories in reliance on the exemptions from registration provided by Sections 4(2) and 4(6), and Regulation S, under the Securities Act of 1933, as amended.

>>	Restricted common stock sold to accredited investors for cash, most of whom were pre-existing shareholders;

>>	Restricted common stock sold to accredited investors for services or other non-cash consideration, or in offshore transactions;

>>	Restricted common stock issued for the purchase of equipment;

>>	Conversion of debt to common stock.

        We did not engage in any public advertising or general solicitation in connection with any of these transactions.

        Each of the persons who acquired our debt or equity securities who was a resident of the United States was an accredited investor. We also issued equity securities to certain persons who were not residents of the United States. We provided every investor in our debt and equity securities disclosure of every aspect of our business, including information available through our web site, www.geii.com , such as the following:

o	Access to all of our reports filed with the Securities and Exchange Commission,

o	Access to our press releases,

o	Access to other financial, business and corporate information.

o	Access to all of our reports filed with the Securities and Exchange Commission, o Access to our press releases, o Access to our auditors, and o Access to other financial, business and corporate information.

        Based on our conversations with, disclosures to, and exchange of information with, each of the accredited investors and non United States person, we believe that each understood the risks associated with acquiring our securities. Each investor executed and returned to us a subscription agreement in which the investor acknowledged that he or she had reviewed such information as the investor believed to be material or relevant to his or her investment, that the investor had consulted with his or her personal advisors regarding the investor, that the investor understood the restricted nature of the securities being acquired, and other factors material to the availability of an exemption from registration (including the investor’s status as an accredited investor or a non-US person).

        We did not use underwriters, pay commissions or underwriting discounts in connection with any of the sales described above or listed below.

        Use of Proceeds: to the extent that we received any cash proceeds, we disclosed that the cash proceeds would be used for property acquisition and maintenance expenses in Bolivia, exploration costs, plant and mine construction and development costs, and general and administrative expenses in the United States and Bolivia at management’s discretion.

        During 2004, Golden Eagle used its common stock directly to raise capital and to satisfy some of its obligations.

We issued a total of 35,364,384 restricted common shares for cash to affiliated and unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.025 and $.11 per share, to raise $1,479,069.

We also issued an additional 4,812,312 shares of common stock valued at $253,268, based on the prevailing market price of $.042 to $.177 for our shares on the date of issuance, in exchange for services provided by accredited investors or non-U.S. person.

We issued 9,207,623 shares at prices from $.043 to .185 valued at $643,960 to consultants for exploration and development on our Cangalli and Precambrian claims, each of whom was an accredited investor or non-U.S. person.

We issued 30,000,000 shares of common stock at $.12 per share or $3,600,000 for the purchase of the Gold Bar mill and plant located outside of Eureka, Nevada. The entity acquiring these shares was an accredited investor.

We issued 13,334,484 shares of common stock at the price of $.045 per share to individuals in exchange for accrued interest of $600,066. We also issued 10,515,649 shares at a price of $.045 to individuals for the conversion of the principal amount of notes payable to common stock valued at $473,204 and 1,000,000 shares at a price of $.42 as a loan renewal fee valued at $42,000. Each of these persons was an accredited investor.

We reduced our shares outstanding by 1,742,000 for shares that were recorded in prior years but not issued. We also reduced our share total by 1,000,000 shares as a result of the return of shares issued to one of our directors. We reduced our share total by 30,000,000 shares as a result of the reclassification of the common stock issued for the Gold Bar mill and plant to redeemable stock payable.

These offers and sales to U.S. persons (each of whom was an accredited investor) were accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules there under, without general advertising or other form of public solicitation. Each of the investors represented to us that he or she was an accredited investor and that he or she acquired the securities for investment purposes only and without a view toward further distribution. The offers and sales to non U.S. persons were accomplished pursuant to Regulation S under the Securities Act of 1933, also without general advertising or other form of public solicitation. Each of these non U.S. persons who acquired shares of our common stock also represented to us that he or she was a non U.S. person and that he or she acquired the securities for investment purposes only and without a view toward further distribution.

        Following is a chart that gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Consideration	Securities
2004
1st quarter	5,437,722	$494,770	$.09 to $.11	Cash	Common
	14,505	29,250	$.177 to $.185	Exploration	Common

2nd quarter	4,943,810	318,200	$.06 to $.11	Cash	Common
	2,022,112	242,632	$.11 to $.177	Service	Common
	671,052	82,000	$.093 to $.14	Exploration	Common
	30,000,000	3,600,000	$.12	Gold Bar	Common

3rd quarter	3,272,857	123,350	$.0325 to $.04	Cash	Common
	300,000	24,000	$.08	Service	Common
	4,688,819	4,688,819	$.085 to $.055	Exploration	Common

4th quarter	21,709,995	542,749	$.025	Cash	Common
	2,790,200	(13,364)(1)	$.042 to $.053	Service	Common
	3,704,247	189,604	$.042 to $.045	Exploration	Common
	13,334,484	600,066	$.045	Interest	Common
	10,515,649	473,204	$.045	Debt	Common
	1,000,000	42,000	$.042	Financing	Common
	(1,742,000)	(174)		Not issued	Common
	(1,000,000)	(100)		Returned	Common
(1)	The service share dollar amount is negative as a result of an adjustment to shares expensed in a prior period but not issued.

(f)     Item 703 of Regulation SK — Purchases of equity securities by the issuer and affiliated purchasers

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/04 - 1/31/04	1,250,000(1)	$.145
2/1/04 - 2/29/04
3/1/04 - 3/31/04
4/1/04 - 4/3/04
5/1/04 - 5/31/04	20,000(2)	$.12
6/1/04 - 6/30/04	-	-
7/1/04 - 7/31/04	-	-
8/1/04 - 8/31/04	-	-
9/1/04 - 9/30/04	445,455(3)	$.055	445,455
10/1/04 - 10/31/04	-	-
11/1/04 - 11/30/04	20,000(2)	$.048
12/1/04 - 12/31/04	-	-
Total	1,735,455	$.12	445,455

(1)

Max Staheli, a director, was granted 1,000,000 shares of our restricted common stock in November 2003, as a bonus for his three years as a member of our Technical Advisory Board (1997-2000), and three years as a member of our board of directors (2000-2003). In January 2004, Mr. Staheli was issued these shares. In December of 2004 Mr. Staheli returned the shares issued to him to the company.
Tracy Madsen our CFO was granted 250,000 shares of our restricted common stock in November 2003 as a bonus for his services during 2003. These shares were issued in January 2004.

(2)	Mr. Madsen purchased these common shares on the open market at market price.

(3)

Ronald Atwood, Ph.D. was granted 445,455 shares of S-8 stock under the 2000 Employee and Consultant Stock Compensation Plan. At the time of this issuance, Dr. Atwood was a consultant to the company and an accredited investor, and was not serving as an officer or director. Subsequent to December 31, 2004, Dr. Atwood was appointed as Chief Operating Officer and as a member of the Board of Directors.

Item 6. Selected Financial Data.

Selected Financial Data

	2004	2003	2002	2001	2000

Gold Sales	1,322,057,	$ 1,325,591	$ 481,620	$ -	$ 876

Net (loss)	(5,877,951)	(6,519,054)	(12,272,389)	(2,617,066)	(1,817,041)

Net (loss) per diluted share	(.01)	(.02)	(.05)	(.01)	(.01)

Dividends per diluted share	--	--	--	--	--

Total assets	5,893,057	3,571,879	3,064,258	1,801,306	1,294,087

Current liabilities	1,515,829	2,271,367	3,700,738	3,897,508	4,516,062

Non current liabilities	5,763,100	300,000	3,836,325	2,065,000	975,000

Stockholders equity (deficit)	(1,385,872)	$ 1,000,512	$(4,839,093)	$(4,161,202)	$(4,196,975)

Item 7. Management’s discussion and analysis of financial condition and results of operations

        As you will note in reviewing our financial statements for the past several years, and the following discussion of “Liquidity and Capital Resources,” “Results of Operations,” “Plan of Operations,” and “Risk Factors,” one principal factor has impacted our ability to conduct exploration and development activities on our mining claims in Bolivia for more than the past five fiscal years. That principal factor has been a lack of working capital and financing. Mineral operations are expensive and time-consuming in the best of circumstances. The fact that our mining prospects are in remote locations in Bolivia, more than 4,000 miles from our corporate offices, adds to the cost and time delays normally involved.

        From inception through the present time we have not at any time been profitable on a company-wide basis, and we have had to finance our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli claims and to acquire and maintain our other prospects, in addition to allowing us to complete our administrative obligations. This situation has, at times, made it difficult to meet our obligations to pay our bills timely. We do currently have various obligations that are past due, including a principal reduction and past due interest payable to the Seydler Trusts. As a result of equity and debt financing, we have paid most of our bills through the present (with the exception of currently-due obligations).

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

(a)     Liquidity and capital resources – 2004 and 2003

(a) (1) Continuing working capital deficit

        Characteristic of our balance sheet for more than the past five years, we have continued to have working capital deficits, which have limited our ability to expand our operations and pursue our business plan. The following table sets forth information regarding our continuing working capital at December 31, 2004 and 2003.

Years Ended	December 31,
	2004	2003

Current Assets	$ 186,191	$ 609,973

Current Liabilities	1,515,829	2,271,367

Working Capital (Deficit)	($1,329,638)	$(1,661,394)

        Our current assets declined from $609,793 as of December 31, 2003 to $186,191 on the same date in 2004. The decrease was due to a $76,181 decrease in cash and $318,641 as gold inventory was sold during the second half of 2004 to fund Bolivian operations and overhead following the cessation of operations at our Cangalli mine.

        Our working capital deficit also declined to $1,329,638 from $1,661,394 because of the decrease in cash and inventory. More significantly, however, we reduced our note payable obligations by approximately $473,204, and we reduced accrued interest payable by approximately $598,718.

        In both cases, we used our capital stock to repay debt in lieu of cash. We converted a note payable with past due interest of $600,066, and a principal amount of $473,204, into 23,850,133 restricted common shares at $.045 per share (the closing price on the day prior to conversion). The conversion was completed in order to reduce the amount of debt on our balance sheet and to eliminate future interest on the obligation.

        We also owe past-due salary obligations to our president, Terry C. Turner. During 2004, Mr. Turner waived $60,000 (on December 31, 2003 and 2001, he had waived $36,457 and $443,772 respectively of accrued salary without any consideration from Golden Eagle). As a result of this 2004 waiver, Golden Eagle continues to owe Mr. Turner $456,783 in back salary, but he has agreed that this liability bears no interest. This note is offset by a note receivable from Mr. Turner in the amount of $456,783. The receivable and payable are netted out to a zero balance and do not appear on our balance sheet.

        Our working capital deficit during 2004 was also affected by:

        receipt (and expenditure) of more than $1,479,069 from the sale of our common stock to accredited investors, which funds permitted us to cover other short-term obligations (thus reducing the working capital deficit); and

        receipt of $1,322,059 of revenues from sales of gold produced from our Cangalli property.

        Even with the effects of reducing our current liabilities, we continue to focus on conserving cash and setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary as a result of our continuing working capital deficit.

        We had expected to commence receiving $350,000 per month for ten months from Polion do Brasil, S.A., a Brazilian investment group that had agreed to purchase 3,500,000 shares of our Series A convertible stock commencing not later than April 1, 2005 plus a 15-day grace period. These payments have not commenced, have created additional liquidity problems for us, and we do not know whether the investor will complete its investment agreement.

(a)(2) Contract obligations

        Our long-term contract obligations during 2004 and 2003 are reflected in the following table:

Years Ended	December 31
	2004	2003
Contract payable (net of current)	-	$300,000

        The contract currently payable at December 31, 2004 relates to the purchase of the Buen Futuro mine. The non-current portion has become current and is due during 2005 on the following schedule.

	Cash	Shares (Value)
March 2005	$100,000	$25,000
September 2005	$100,000	$75,000

        We have negotiated an extension regarding the March 2005 payment, agreeing to pay an additional $25,000, for a total of $125,000 in ten equal payments of $12,500 beginning May 1, 2005. The shares due in March 2005 were issued on March 31, 2005.

(a)(3) Property and equipment

        During 2004, we increased our property and equipment net of depreciation, depletion and impairment by approximately $3,487,595 as compared to the amount on our balance sheet at December 31, 2003. We did however, reclassify the Gold Bar mill and plant as a non operating non current asset pending negotiations with the seller to remove a clause from the sales agreement which would allow the seller to terminate the agreement if the plant is not moved from the property prior to 12 months from the date of the sales agreement. We have reported property and equipment less the Gold Bar mill and plant and net of impairment $2,106,866 Accumulated depreciation and impairment also increased during 2004 by an additional $1,785,056, as described in the following table:

Years Ended	December 31
	2004	2003
Mining equipment	$1,294,403	$1,159,448
Mine development costs	529,618	404,322
Mining properties	1,827,301	1,766,511
Other (office, vehicles and aircraft)	240,600>	264,971
Accumulated depreciation and depletion and Impairment	(1,785,056)	(633,166)
Fixed assets net	2,106,866	2,962,086
Gold Bar mill and plant	3,600,000	$0

        The increase in fixed assets during 2004 was primarily due to a $60,790 increase in our mineral prospects as a result of the acquisition of surface rights on our Buen Futuro claim. The increase in accumulated depreciation, depletion and impairment was primarily the result of an impairment in the amount of $912,404 of the capitalized mine improvements at our Cangalli underground mine in the amount of $322,404, the Cangalli property of $470,000 and machinery and equipment of $120,000. The impairment was the result of the cessation of operations at Cangalli and our inability to estimate if and when we will be able to recommence operations in addition to our current cash flow shortages and the threat that it extends over our ability to meeting our operating objectives. Total 2004 impairment was $912,404. A graphical illustration of our 2004 impairment is as follows

Description	Amount capitalized	Accumulated depletion or depreciation	Impairment (2002 and 2004)		Remaining value

Mine development costs (Cangalli)	$ 490,424	$ 83,760	$406,664(	1)(2)	$ -0-

Property (Cangalli)	1,054,001	88,906	470,000		495,095

Machinery & Equipment	1,294,403	520,706	120,000		653,697

(1)	In 2004, we recorded an impairment in the amount of $322,404 and in 2002 we impaired mine development costs by $84,260.

(2)

Our outside counsel has advised us that we have an 80% probability of resuming production within five years. As a result of the impairment, we reduced the carrying costs related to the mine to a fair value based on discounted expected cash flows from expected revenues based on our remaining reserves less carrying and additional development costs to bring the mine back into production.

(3)	We impaired our mining machinery and equipment based on discounted estimated comparable values by $120,000.

(a)(4) Cash flow

        We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services as referenced above in Part II (e) in our discussion of stock issuances and its associated chart. By deducting certain other non-cash expenses we achieved net cash flows form operating activities of ($1,207,550). We also invested $346,667 in additional property, plant and equipment. Net cash flows provided by our financing activities totaled $1,478,036. Cash decreased by $76,181 from 127,761 at the beginning of the period to $51,580 at the end of the period.

Net cash flows	December 31
	2004	2003	2002

Net (Loss)	$(5,877,951)	$(6,519,054)	$(12,272,389)

Net cash flows used by operating activities	(1,207,550)	(1,828,218)	(1,646,843)

Cash flows from investing activities	(346,667)	(547,891)	(882,122)

Net cash flows provided by financing activities	1,478,036	2,168,841	2,836,069

Net increase (decrease) in cash	(76,181)	(207,268)	307,104

Cash beginning of period	127,761	335,029	27,925

Cash end of period	51,580	127,761	335,029

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

        From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to Golden Eagle on a short-term basis when necessary to conserve our cash for other purposes. We have also negotiated with certain debt holders to refinance outstanding debt or to convert debt to common stock when possible. These include:

$995,624, which had been owed to Frost National Bank and was due and payable on December 28, 2004, was taken over by two trusts, which have been long-time shareholders of our stock. We no longer have an obligation to Frost National Bank, however, in consideration for this debt restructuring we entered into a promissory note with the trusts in the amount of $995,624 at 8.5% interest with a maturity date of December 28, 2005. We also agreed to quarterly principal reductions of $250,000 and a loan origination fee of $10,000 payable in cash. As of March 31, 2005 we have been unable to pay the quarterly principal payment of $250,000 and as such we are in default of the terms of the note. We are currently negotiating with the Trusts to extend these payments. We also issued the trusts 1,000,000 shares of restricted common stock at $.042 per share and valued at $42,000 as a note renewal fee; and

we agreed to convert notes payable to two former related parties with principal amounts due of $473,204 and accrued interest of $600,066 into $23,850,133 shares of our restricted common stock at the market price on the date of conversion of $.045 per share.

         We have also continued to complete private placements during the first quarter of 2005 with five accredited investors. Through March 20, 2005, we had received $123,500 in private placement proceeds in exchange for 4,940,000 shares of restricted common stock.

        On March 10, 2005 we announced that we had signed an agreement to receive the investment of $3.5 million over the next ten months in equal monthly amounts from Polion do Brasil, S.A. (“Polion”), a Brazilian investment group. These funds, as invested, will allow Golden Eagle to pursue several of its most important goals related to its Buen Futuro project in eastern Bolivia, including initiating dismantling its Gold Bar mill and plant located in Eureka, Nevada, as well as shipping and re-erection in Bolivia once it has completed its funding. Proceeds from this investment will also be used to pay existing creditors and cover overhead expenses during the dismantling and re-erection period. In the agreement, Polion do Brasil, S.A., committed to invest $3.5 million in Golden Eagle by purchasing 3.5 million convertible preferred shares at $1.00 per share in ten equal monthly purchase amounts of $350,000. Golden Eagle was to begin receiving payments by April 1, 2005, but Polion has not made the first payment, and we do not know whether it intends to meet its contractual commitment. Polion has a 15-day grace period until April 15, 2005, and there is no established penalty for failure to comply with the terms of the commitment. If issued, these preferred shares will earn a fixed annual dividend of 8% from their date of issue, and will be convertible into our common stock. After a minimum holding period of one year on each monthly share purchase, Polion’s preferred shares may be converted to Golden Eagle common shares at 50% of the market price per share on the date of conversion, or $0.10 per share, whichever is greater. However, if Golden Eagle’s shares trade at $0.15 per share or less for the 15 trading days prior to conversion, then Polion may convert at 50% of the market price per share down to a minimum floor of $0.05 per share. Polion will also be entitled to name one director to Golden Eagle’s Board of Directors once it has invested $350,000, whom the board must approve if the minimum statutory criteria are met. As of the date of filing we have not yet received the initial payment from Polion. While we believe that we will receive the full investment committed to us by this investor, we cannot guarantee that all funds will be received as committed. As of the date of this report, we had not received any funds from Polion and we have not issued any preferred shares related to this agreement.

        Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate cash flow from operations, of which there can be no assurance.

(a)(5) Capital commitments

        Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$ 107,981	$ 107,981	$ -	$ -

Related Party Debt	23,967	23,967	--	--

Note Payable	995,624	995,624	--	--

Contracts Payable	200,000	200,000	--	--

Exploration & Production Buen Futuro	860,000	--	860,000	--

UCL Assumed Debt	77,359	--	--	77,359

Mining Claim Fees	370,000	74,000	148,000	148,000

Building Leases	17,460	17,460	--	--

Accrued Interest	4,701	4,701	--	--

Total Contractual Cash Obligations	$2,657,092	$1,423,733	$1,008,000	$225,359

(a)(6) Off-balance sheet arrangements.

        We do not have any off-balance sheet financial arrangements and, therefore, no disclosure is required.

(b) Results of operations.

        The following sets forth certain information regarding Golden Eagle’s results of operations as of December 31, 2004, compared with the same periods in 2003 and 2002.

Consolidated	Years Ended December 31
	2004	2003	2002

Revenues	1,322,057	$ 1,325,591	$ 481,620

Production costs	(979,419)	(962,910)	(101,147)

Production taxes	(148,630)	(172,252)	(62,611)

Exploration & development costs	(835,325)	(1,106,185)	(257,486)

General and administrative	(1,779,318)	(2,594,692)	(2,772,462)

Non-cash stock option comp	--	--	(7,393,189)

Asset impairment	(912,404)	--	(88,010)

Depreciation and depletion	(271,937)	(154,853)	(101,166)

Operating (loss)	(3,604,976)	(3,665,301)	(10,294,451)

Interest expense	(224,034)	(2,909,462)	(2,216,046)

Gain (loss) on settlement of litigation	(2,050,000)	--	275,800

Other income (loss)	(1,059)	55,708	(37,692)

Net (loss)	(5,877,951)	(6,519,054)	(12,272,389)

Net (loss) per Share	(.01)	$ (.02)	$ (.05)

Weighted average shares	493,953,645	330,118,355	235,915,152

        Our operations have resulted in significant losses and negative cash flow from operations during the past several years as we have invested in exploration on our mining concessions, and in important property acquisitions. Although our operating losses during 2004 roughly the same as recognized in 2003, we suspended production during 2004 for seven months of the year and currently we are generating no cash flow from operations.

        During 2004, we generated revenues from mine production in the amount of $1,322,057 which is roughly the same as the revenues during 2003 of $1,325,591 and an increase from $481,620 during 2002. However, revenues during 2004 were generated through only 5 months of production compared to 12 months of production during 2003 and three months in 2002.

        Production costs during 2004 were $979,419 compared to $962,910 during 2003 and $101,147 in 2002. For the first six months of the year production costs were actually decreasing, however, after the shutdown, certain additional production costs were added as part of the shutdown.

        Exploration and mine development costs decreased to $835,325 in 2004 from $1,106,185 during 2003 and increased from $257,486 in 2002. The decrease in 2004 was due to the fact that we severely limited exploration and development at Cangalli pending the outcome of the dispute between the UCL and the Government of Bolivia. The majority our exploration and development costs during 2004 were focused on our Buen Futuro concession and preparation to move the Gold Bar mill and plant. The increase in exploration costs in 2003 over 2002 was primarily a result of 9,207,623 shares of our common stock valued at $643,960 which was issued to geologists, engineers and metallurgists for work performed on the expansion of the Cueva Playa plant, the design and implementation of the TPS mining system and the geologic work related to the issuance of reserves at both the Cangalli and Buen Futuro properties as well as engineering costs related to the proposed dismantling and re-erection of the Gold Bar mill and plant at Buen Futuro. As we continue to develop the Precambrian prospects towards production, and as we expand our reserve estimations, exploration and development costs will continue to increase. Our exploration activities were more limited in 2002 due to the lack of financial resources with which to carry out exploration activities. If we obtain the necessary financing, we expect that our exploration and development activities will increase during 2005 as we continue to develop our Buen Futuro prospect, mill and plant. Any exploration and development at Buen Futuro will require us to raise additional funds either through the issuance of stock or through debt financing either of which cannot be assured.

        Our general and administrative expenses for 2004 of $1,779,318 decreased by approximately 31% during 2004 from $2,594,692 in 2003 and decreased by 6% from $2,772,462 in 2002. We attribute the continual decrease in our general and administrative (“G&A”) expenses to an ongoing cost control effort and in part during 2004 to the reduction in support staff as a result of the shut down of the Cangalli mine. While we will continue our efforts to reduce G&A expenses, these expenses may increase during 2005 and onward if we commence construction and operation of our Buen Futuro mine.

        Legal expenses in 2004 increased to $132,231 from $28,000 and $74,306 in 2003 and 2002, respectively. This increase was the direct result of being named as a defendant in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390, and our defense and preparation for trial. During February 2005 we settled this suit. We anticipate that our legal fees during 2005 will return to a more reasonable level, although we will have ongoing litigation in Bolivia regarding issues surrounding the suspension of production at Cangalli.

        Accounting expenses in 2004 increased to approximately $83,364 from $80,000 in 2003 and $69,349 during 2002. This increase was due primarily to additional requirements associated with compliance with the Sarbanes-Oxley Act of 2002. Accounting expenses are expected to continue to increase as this new legislation fully takes effect.

        During 2004 we recognized a $912,404 impairment on the capitalized improvements of the Cangalli mine. We impaired substantially all of the mine development costs previously capitalized when the Cangalli mine was classified as a production property. We also impaired $470,000 relating to the acquisition costs of the Cangalli property and $120,000 in machinery and equipment. As of December 31, 2004 we had been shut down at Cangalli for approximately seven months. As some of the internal mine improvements may be deteriorating and may require additional funds to bring them back up to standard, and since we have no definitive time period in which we may recommence operations, we determined that we should impair the mine improvements. We continue to show these improvements as an asset on our books, however, we have also booked a corresponding impairment.

        Depreciation and depletion increased to $271,937 in 2004 from $154,853 during 2003 and $101,166 in 2002. This increase was due to the acquisition of additional mine and plant equipment during 2003 and an increase in monthly gold production during the first five months of 2004, for which we depleted some of our capitalized assets. As we acquire additional mining equipment, depreciation expenses will increase proportionally.

        During 2004, our operating expenses were $4,927,033, or a slight reduction from our operating expenses of $4,990,892 during 2003. The operating expenses during 2003 were a 52% decrease from our 2002 operating expenses of $10,776,071. Of the 2002 operating expenses, $7,393,189 was the result of the granting and exercise of options by our president and a former officer of the company. Deducting these expenses would have resulted in an operating expense in 2002 of $3,382,882, which would have resulted in a 50% increase in 2003 operating expenses over 2002. This increase is the result of increased mining activity. The decrease in general and administrative expenses during 2004 was offset by the non-cash costs associated with the impairments on our Cangalli operations, property and equipment.

        Interest expenses declined dramatically during 2004 to $224,034 from $2,909,462 in 2003 and $2,216,046 in 2002. This decrease in interest expense was directly related to the conversion of debentures and other debt to common stock during 2003. The 31% increase from 2002 to 2003 was attributable to a $2,116,340 non-cash amortization of the convertible debenture beneficial conversion feature compared to $1,252,109 for this feature during 2002. This is an accounting treatment taking into consideration the difference between the strike price at which amounts owing under the existing convertible debentures may be converted to common shares of our stock, and the actual trading price average over the course of the period. The difference was recognized as a benefit to the convertible debenture holder, and an interest expense to Golden Eagle. As a result of the conversion of the debentures, we accelerated the remaining amortization of the discount into 2003 that would have been amortized over the next three years. The result was an $800,000 acceleration in interest expense during 2003 that would have been amortized over the next three years had the conversion taken place at maturity.

        We anticipate that interest expense from past obligations will continue to decrease during 2005 as all debentures and almost all related party debt has been converted to common stock and will no longer accrue interest or be subject to the debenture beneficial conversion feature. We also converted an additional $1,073,270 of related party principal and interest to equity which will also no longer accrue interest expense. The conversion of debt to stock will save the company in excess of $4 million in 2004 and 2005 alone.

        As discussed above in Item 3, Legal Proceedings, during 2004 we became party to a lawsuit filed in the District Court for the City and County of Denver, Colorado, entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. The subject matter of that suit is stock transactions that took place at the end of 1995 and the beginning of 1996, which were authorized by Ronald A. Knittle, as former officer and director. The alleged acts that purportedly damaged the plaintiff took place well prior to the appointment of any currently serving officer or director.

        In order to avoid the uncertainty attendant with all litigation, and to eliminate the continued cash outflow for legal fees, we chose to settle with the plaintiff to ameliorate any potential finding of liability and a damages award. On February 8, 2005, we issued 50 million shares of our restricted common stock to one accredited investor, the plaintiff, pursuant to the terms of a settlement agreement. Pursuant to the terms of the settlement agreement, the parties filed a stipulated motion to dismiss the case with prejudice. The settlement agreement was approved by the court on February 3, 2005. The case was dismissed, with prejudice, on March 9, 2005. Even though the settlement occurred in 2005, the condition relating to the settlement was in place during 2004. As a result, we expensed this settlement during 2004 in the amount of $2,050,000, which is 50,000,000 shares of our common stock multiplied by the closing price of our stock on January 3, 2005 of $.041 per share. The offsetting entry was a liability for the legal settlement payable in the amount of $2,050,000. This liability will be recorded as equity during the first quarter of 2005 and will result in a $2,050,000 increase in total stockholders’ equity.

        Our net loss for 2004 was ($5,877,951) compared to ($6,519,054) in 2003, as compared to our net loss of ($12,272,389) in 2002, resulting in a decreased per-share loss of $(.01) in 2004, versus $(.02) in 2003 and $(.05) in 2002.

        Since commencing operations at our Cangalli mine in 2002, our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on loans from affiliated and unaffiliated parties, and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(b)(1) Special non-cash impact due to options

         Our net loss in 2002 was significantly impacted by $7,393,189 in expense related to the issuance and exercise of stock options by our president and former president. This decrease in net loss during 2003 was primarily the result of the absence in 2003 of the one-time expenses that were attributable to those exercises and option grants.

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

        On March 20, 2003, Mr. Turner and Ms. Erickson exercised 11,413,043 and 9,130,434 options, respectively, and gave 4,599,456 and 3,679,565 shares, respectively, in a like-kind, share-for-share exchange for net stock issued to each of them of 6,813,587 and 5,450,869, respectively. Since the previously discussed exercise transaction took place on December 30, 2002, this created a modification to the existing agreement and required variable accounting. Under variable accounting, we had to recognize at December 31, 2002 the value of the remaining options outstanding. As a result of these transactions, we recognized an aggregate expense of $5,295,189 in 2002.

(c) Plan of operations

        As described above, we currently have a limited amount of current assets on hand (approximately $186,000) and a significant working capital deficit ($1,329,638) as of December 31, 2004), and the failure to receive an investment expected from a Brazilian fund has exacerbated our working capital shortage. Our current liabilities include some obligations that have been outstanding for a substantial period of time. Consequently, our plan of operations has to be to obtain financing (through equity or debt offerings) as necessary to pay our most important liabilities, and to attempt to defer, with the creditor’s consent, the current liabilities we are not able to pay. Generally we consider our most important liabilities to be those which are necessary for the maintenance of our mining claims (such as our obligations to the Bolivian government and to pay our Bolivian contractors and employees), and those associated with maintaining our status as a Colorado corporation obligated to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

        It is a significant part of our plan of operations to be able to move our Gold Bar mill and plant from their current location in Nevada to our Buen Futuro prospect in Bolivia. We must move the mill and plant from their location by January 1, 2007, or begin paying $500 per month as a property rental payment to the seller. We estimate that it will cost approximately $3,500,000 to dismantle, ship and re-erect the Gold Bar mill and plant to our Buen Futuro prospect, and a total of $10,000,000 over a 12-month period of time to commence production. We have not commenced any of these expenditures at the present time and we do not have sufficient funding to do so.

        It is also our goal pursuant to our plan of operations to recommence gold mining in our Tipuani-Cangalli prospects. It would be easiest to commence mining where we were mining previously, but that area is currently subject to a dispute between the UCL and the Bolivian government. Until that dispute is settled, it is inadvisable for us to recommence operations because of possible claims against the production even though Golden Eagle was not a part of the issues that gave rise to the dispute. We have been hopeful for some period of time that the issue will be settled, but it has not yet been resolved. We commenced joint-venture mining operations on property owned by an unaffiliated company in October 2004, but those operations proved to be uneconomical. We have investigated the possibility of operating elsewhere on our Tipuani prospect, but we currently do not have the funds necessary to commence the operations, although we have identified two sites that may be suitable for gold production.

        Our ability to implement any or all of our planned strategies requires significant infusions of working and operating capital, and we cannot assure that we will be successful in raising that capital through a secondary offering, private placements or debt financing. We currently have a commitment of $3,500,000 (at the rate of $350,000 per month for ten months) over the next year from a Brazilian venture capital fund but the initial payment has not yet been received. Even if the Brazilian fund totally meets its commitment, it will not provide us sufficient investment to meet our goals. We are also pursuing applications for project debt financing on the Buen Futuro project from the Overseas Private Investment Corporation (OPIC), a U.S. government-sponsored development agency in Washington D.C., and the Andean Development Corporation (CAF) located in Caracas, Venezuela. Both of these requests for project financing are for $10,000,000 and applications have been pending for seven months.

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out our objectives as set out above. Even if we complete the sale of our Series A preferred stock to the Brazilian venture fund, it will not provide us sufficient funding to meet our obligations and commitments. Our current financial and other difficulties, together with the risks associated with exploring for and mining gold and copper in Bolivia, and the current price volatility of gold and copper, may combine to make it more difficult for us to raise much needed funds on reasonable terms. Failure to receive further funding in 2005 and 2006 may cause us to further impair our mining prospects.

(d)     Impact of inflation and changing prices

        We have not experienced any impact from the effects of inflation during the last three operating periods, 2002, 2003 or 2004. Bolivian inflation, while astronomical at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum. In 2004, inflation was less than 5% per annum in Bolivia.

(e) Accounting policies

(e)(1) Critical accounting policies

        In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the value of conversion rights attached to convertible debt or preferred stock. These rights give the debt or preferred stock holder the ability to convert the instruments into common stock at a price per share that is less than the trading price to the public on the day the transaction occurs. The beneficial value is calculated as the market price of the common stock at the commitment date in excess of the conversion rate of the instruments and related accruing interest or dividends is recorded as a discount to the related debt (increase in preferred dividends for preferred stock) and addition to additional paid in capital. Debt discount is amortized over the remaining outstanding period of related debt.

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

        Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probably reserves are expensed. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed. We continually review our assets to determine if their value has become clouded or impaired. We will impair an asset if the present value of the cash flow or the current market value of the asset does not exceed the value carried on the balance sheet.

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

(e)(2) Effect of new accounting pronouncements

        In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

        The FASB has proposed FASB Staff Position No. FAS 109-a, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.”  On October 22, 2004, the American Jobs Creation Act of 2004 (the “ACT”) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction’s characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have an impact on the Company’s financial statements.

        In November 2004, the FASB issued SFAS No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

        In December 2004, the FASB issued SFAS No. 152, which amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

        In December 2004, the FASB issued FASB Statement No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

(f) Risk factors attendant to Golden Eagle’s operations

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor should carefully consider the following highly significant factors, and the other factors described in this annual report. The risks associated with an investment in our stock are described in the following paragraphs, and include (without limitation):

o	volatility of commodity (gold) prices;

o	volatility of our stock prices and the lack of an established broad market for our securities;

o	the environmental risks associated with mining activities;

o	the risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular, which risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	the concentration of our assets in two principal areas in Bolivia (our Cangalli gold mine and our Precambrian Properties, including our Buen Futuro gold and copper mine);

o	the significant dependence on management and management’s relative inexperience with certain aspects of the type of targeted planar subsidence mining operations contemplated in our business, mining and processing plan, as well as certain aspects of our Buen Futuro mining and processing plan;

o	weather which can impact open pit and, to a lesser extent, underground operations.

        Prospective investors and current shareholders should also be aware of the following prospective developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors and those listed below, we have suspended operations at our Cangalli mine and we have not reached a positive cash flow to date in Golden Eagle. Since we have estimated reserves subsequent to our 2003 year-end, we are no longer a development stage company as that term is defined in SFAS No. 7.

(f)(1) Our working capital shortage and recurring net losses resulted in our auditors issuing an opinion on our financial statements indicating a substantial doubt regarding our ability to continue as a going concern.

        The auditors’ report included with our financial statements for the fiscal year ended December 31, 2004, contains a going concern uncertainty and refers to the following explanatory paragraph in footnote A in the financial statements:

“The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $1,329,638 as of December 31, 2004 and we have incurred substantial losses of $42,064,914 since our inception. In addition, we temporarily ceased operations at our Cangalli mine in 2004. We believe there is a high likelihood that we will restart operations within five years, however, we cannot guarantee such an outcome. Even so, to restart and further develop the Cangalli mine and to develop the Precambrian Shield prospects, we will require significant additional financing or equity funding. Should the Company not be able to raise sufficient funds to pay for these costs, the values of its investments in the Cangalli and Buen Futuro projects currently amounting to an aggregate of $2,356,919 less an impairment during 2004 of $792,404, may be subject to substantial impairment in a future period.

        The auditors report and our footnotes had included similar explanatory paragraphs in their reports for prior years. Thus recoverability of a major portion of the recorded asset amounts shown in our financial statements is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        As of March 31, 2005 we have cash resources to fund our operations through approximately April 30, 2005. We continue to work with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our Buen Futuro project. Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

(f)(2)     Cash shortages have adversely impacted our ability to explore and develop our properties

        Although our operations in Bolivia are carried on through our wholly owned subsidiary, the financing of those operations is dependent, to a large extent, on our ability to provide the necessary capital resources. As a result of the shutdown of our Cangalli mine we are at this time not generating any cash flow from production. We are incurring significant operating losses and negative cash flows due to our exploration operations on our Cangalli and Precambrian properties, as well as our general and administrative, interest, and other costs.

        From November 1997 through the date of the filing of this report, we have experienced significant cash shortages. In the past, we have only been able to meet our financial obligations through incurring debt (which has been guaranteed by certain affiliated shareholders) and through the sale of equity to accredited investors and non-U.S. investors.

        We continue to require a significant amount of working capital. We cannot predict with any accuracy whether any unaffiliated party will advance debt to us on commercial terms. Thus, we may be required to continue financing our operations through the sale of equity if we can do so in accordance with all legal requirements on terms acceptable to the board of directors or through debt guaranteed by affiliates.

(f)(3)     Our significant current liabilities may result in our inability to finance operations and to protect our assets

        At December 31, 2004, we had $1,515,829 in current liabilities. Although we have been able to extend certain of these obligations, we have also been required to use our fundraising from accredited and non-U.S. investors to meet certain of these requirements. These current liabilities divert funds needed for our Bolivian operations and also make us a less attractive investment opportunity. We currently do not have sufficient funds to pay these current liabilities when due, and this has resulted in several payment renegotiations and other actions which risk loss of assets and beneficial contractual relationships, including:

o	We owe an obligation of $100,000 in connection with the June 2003 purchase of the Buen Futuro prospect payable by March 31, 2005. We have renegotiated this payment by adding an additional $25,000, and agreeing to pay the total of $125,000 in 10 equal payments of $12,500 over the 10-month period commencing May 1, 2005. We will owe the sellers an additional obligation of $100,000 not later than September 30, 2005.

o	In the agreement pursuant to which we acquired the Buen Futuro prospect, we agreed to make certain expenditures and to commence production from the Buen Futuro prospect not later than May 31, 2005. We will not be able to meet this commitment in full as to the commencement of production. However, it is our position that we have more than met the expenditure requirement of $2 million by purchasing the Gold Bar mill and plant for $3.6 million. We are currently renegotiating and extending the time frame for the commencement of production on the Buen Futuro prospect and we believe that it is probable that we will reach an agreement. Although the contract does not set forth remedies for either the failure to make the required payments or to meet the production obligation, the sellers of the Buen Futuro prospect could choose to take action against Golden Eagle to recover the prospect. However, we believe that such a possibility is unlikely due to the fact that significant progress has been made toward putting the Buen Futuro prospect into production.

o	Pursuant to the June 2004 agreement by which we acquired the Gold Bar mill and plant, we have an obligation to remove the mill from its current location not later than June 24, 2005. We are currently renegotiating this provision with the seller to modify this condition to allow additional time for removal of the plant. Since we do not have a definitive agreement at this time me moved the Gold Bar mill and plant out of property and equipment on our balance sheet and moved the $3,600,000 in equity to mezzanine section of the balance sheet and classified it as a redeemable common stock. If we are able to reach an agreement with the seller to modify the agreement we will again classify this plant as property and equipment and equity.

o	In our renegotiation of certain indebtedness that was completed in December 2004, we committed to pay the creditor a principal payment of $250,000 by the end of each calendar quarter in 2005. We do not have the funds necessary to make such payment. We are currently renegotiating this indebtedness, and believe that we will arrive at terms that are satisfactory to the creditor and to Golden Eagle. Although the indebtedness is unsecured, the creditor could conceivably choose to take action against us, which would result in the expenditure of time and money and possibly result in liens against our assets. We believe, however, that this is unlikely since such action would be counter-productive and this creditor has been a supportive shareholder for several years.

o	We also have a significant amount of trade creditors who are owed funds by us, some of which are significantly past due. Any such creditor could commence litigation against us, resulting in the expenditure of time and money, and any judgment against Golden Eagle may result in liens against our assets. Nevertheless, we believe that we have strategies for satisfying this indebtedness and are diligently working toward solutions.

        We have converted certain current liabilities to equity and we continue to negotiate with the remaining note holders and contractual partners to reduce or eliminate the amounts payable and to extend our obligations. To date we have been able to do so with the majority of our creditors, but have not been able to do so with all, and we cannot offer an assurance that we will be able to meet these unresolved financial obligations and other commitments.

(f)(4)     Our inability to pay our current liabilities may result in litigation

        Although we have successfully negotiated with our creditors to extend our payment obligations when necessary, we cannot offer any assurance that we will be able to continue to do so. If at any time we are unable to obtain the cooperation of these creditors or, if they choose to demand payment, we may have to defend litigation by any or all of these creditors. Litigation is expensive and time consuming. Should litigation commence, we cannot offer any assurance that we will be able to successfully defend the litigation and preserve our assets for our shareholders.

(f)(5) Potentially conflicting fiduciary obligations

        Laws of some states impose fiduciary obligations to creditors on companies with negative shareholders’ equity, as is the case with us. Although Colorado has not addressed this question, our board of directors is acting in cognizance of this duty that might, in certain circumstances, conflict with our duties to our shareholders.

(f)(6) Activities on our mining prospects

        We have been engaging in exploration and development activities on our Tipuani-Cangalli prospects, and more extensive exploration, development and production operations on the Cangalli claim. At this time the future of the Cangalli property is in question as a result of the dispute between the UCL and the Bolivian government which involves the Cangalli claim and makes it imprudent to recommence our mining operations until that dispute is settled.

        During the year we have also continued activities on our Buen Futuro prospect. The ore that we expect to remove from this and neighboring prospects requires a mill for beneficiation. If, however, we are unable to move the Gold Bar mill and plant because of lack of financing or because of other unforeseen circumstances, our interest in that prospect will be significantly less valuable. At the very least, we would be required to obtain or construct another mill, and it is likely that the costs of any mill will be significantly greater than the amount contracted for the purchase of the Gold Bar mill and plant.

(f)(7)     Commencement of mining production could be delayed for years

        Although we continue to be optimistic and believe that we will be able to recommence mining operations at our Cangalli prospect, we cannot offer any assurance when we expect a resolution of the dispute between the UCL and other Bolivian regulatory authorities. We have received an opinion from our counsel in Bolivia that there is an 80% probability that the Cangalli mine can again become fully productive within a 5-year period, however, this outcome requires substantial litigation the outcome of which we also cannot guarantee.

        Because of our inability to meet our commitments with respect to the requirement regarding commencement of production on the Buen Futuro prospect as described above, we cannot offer any assurance that we will be able to retain our rights to the Buen Futuro prospect. We believe that we will successfully renegotiate and extend those rights, but even if we do retain those rights through contractual renegotiation or forbearance by our contract partners, we cannot offer any assurance that we will be able to obtain the necessary financing to disassemble, ship and re-erect the Gold Bar mill and plant or commence operations at Buen Futuro.

(f)(8) Volatility of gold and copper prices

        We are dependent on the price of gold and copper for our success. When the prices are increasing, any production we may generate (which is not assured) becomes more profitable and persons become more interested in investing in our projects on favorable terms. When prices are decreasing, any production becomes less profitable and it is more difficult to attract third party investors. Gold and copper prices are based on world prices for those commodities, and we have no influence on whether prices increase, decrease, or remain stable. Both gold and copper prices have historically been volatile, and we cannot offer any assurance that we will be able to take advantage of the upswings and be able to avoid the downswings.

(f)(9) Risk of mining and exploration operations

        Mining and exploration and development operations are inherently risky. They involve the use of heavy equipment, explosives, and risk injury and death to the workers and damage to the environment. Although we have insurance in place to provide for potential claims, should any claim exceed the amount of insurance we have, we could be materially and adversely affected.

        Mining operations may also be adversely impacted by unexpected rock formations, unexpected metallurgical issues, unexpected depletion of the resource being mined, and other risks like and unlike the foregoing.

(f)(10) Absence of business combinations

        Because of our historical lack of cash to expand or finance our operations, we have sought to enter into a joint venture or other business combination with partners who are more financially capable. Notwithstanding several discussions, we have been unable to negotiate any such business combination, and we cannot assure that any potential joint venture or other partners will be interested in evaluating the Tipuani-Cangalli prospects, our prospects in the Precambrian Shield, or in negotiating a relationship with us.

(f)(11) No assurance as to the accuracy of the findings by independent consultants or our ability to pursue their recommendations

        Although we have studied our Tipuani-Cangalli prospects and our prospects in the Precambrian Shield extensively and have consulted with third party experts from whom we have received favorable conclusions regarding the presence of gold-bearing and copper-bearing mineralization on our prospects, they also present numerous recommendations for further exploration and possible development work. These reports are based on conclusions reached by the experts based on the information presented to them and their investigations, but the accuracy of their conclusions can only be proven by subsequent development activities. Because of our current negative working capital and lack of liquidity, we cannot offer any assurance that we will be able to expand future operations to reach the optimum production at our Cangalli gold mine or our Buen Futuro gold and copper prospect, as recommended by the consultants.

(f)(12) Foreign operations are subject to many risks

        We are exploring mineral prospects in the Republic of Bolivia. Foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental law and its enforcement, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration or development difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation. We have seen the results of these risks through the shutdown of our Cangalli operation.

(f)(13) Geography and climate in the area of the Cangalli and Tipuani Valley prospects may make access to and the development of the prospects difficult

        Our mineral prospects are located in, and substantially all of our current operations are conducted in, remote areas of the province of Larecaja in the state of La Paz, Bolivia, and in the province of Ascension de Guarayos in the state of Santa Cruz, Bolivia. Bolivia is a landlocked country straddling the central Andes Mountains in west central South America. It is bounded on the north and east by Brazil, on the southeast by Paraguay, on the south by Argentina, and on the west by Chile and Peru. The Bolivian climate is harsh much of the year in our work areas, often depending on the rainy season’s length and severity. Although internal transportation within Bolivia is generally good, access may become difficult during short periods during the rainy season (generally November-March).

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

(f)(15) Lack of independent corporate governance

        At the present time, we only have a single director who could be considered “independent” in accordance with the rules adopted by the Securities and Exchange Commission. Consequently, we do not have in-place all of the requirements for corporate governance under the Sarbanes-Oxley Act of 2002. We do not have and cannot offer any assurance that we will be able to identify persons with the necessary expertise who are willing to serve on our board of directors to permit us to have all of the necessary independent committees.

        Our single independent director, together with one of the other directors who is not an employee of Golden Eagle, acts as the Compensation Committee, considering all compensation decisions, reviewing executive performance and making compensation recommendations to the Board of Directors.

        However, we have not held a meeting of our shareholders for more than the past five years, and consequently our shareholders have had no ability to vote for members of our board of directors.

(f)(16) We have raised capital and issued shares during the years ended December 31, 2002, 2003 and 2004, and subsequently which has resulted in dilution to our existing shareholders. This was necessary in order to provide necessary working capital or obtain assets and services, and we will likely issue more shares to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution

        During the course of the last three fiscal years and the current fiscal year, we have raised in excess of $18,999,472 of net working capital (after expenses) to finance our business operations and acquisitions. We have raised this capital by issuing shares of common stock and convertible debentures to accredited investors, as consideration for services rendered, and as a portion of the acquisition price for properties we have acquired. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing shareholders – both as a reduction of their percentage ownership and because of issuances at prices below the market.

        If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock at prices that may further dilute the interests of our existing shareholders.

(f)(17) Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected

        Our future success will depend in significant part upon the continued service of our key technical and senior management personnel, including: Terry C. Turner, our President and Chief Executive Officer; Ronald L Atwood, Ph.D., our Chief Operating Officer; Harlan C. (Mac) Delozier, our Administrative Vice President in Bolivia; and Tracy A. Madsen, our Vice President for U.S. Administration and our Chief Financial Officer. We have not obtained any key man life insurance on the lives of any of our executives.

        We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

(f)(18) We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management

        Our directors and officers beneficially own more than 21% of the outstanding shares of common stock as of March 15, 2005, and, accordingly, have the ability to exert a significant amount of control in Golden Eagle. As a result, such persons, acting together will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

(f)(19)     Future sales of our common stock may cause our stock price to decline

        We have a significant overhang of restricted common stock outstanding, consisting of more than 564,361,903 shares as of December 31, 2004. Of those shares, approximately 242,082,391 shares or 45% are eligible for trading under Rule 144. Any effort by insiders or others to sell shares pursuant to Rule 144 may negatively impact the market for our stock and our stock price. Merely the existence of the overhang may adversely impact the price for our shares. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

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

Item 7A. Quantitative and qualitative disclosure about market risk

        We do not have any market risk sensitive instruments. Since operations in Bolivia are in dollar denominated accounts, we do not believe that we have any material foreign currency risk. Our principal market risk is due to fluctuating gold prices, which directly affect our revenues. The volatility of the market price for our shares directly impacts our ability to raise the capital we need to continue operations and to finance our operating losses. We manage the volatility of gold prices by holding some of our gold production for sale at a later time when we believe that prices will increase. We have not used futures contracts or other methods of hedging to protect ourselves from price fluctuations, and we have no intention of doing so in the near future.

Item 8. Financial statements and supplementary data

        Please refer to pages F-1 through F-29.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

        There were no disagreements with our accountants on any matters of accounting principles, practices or financial statement disclosures during 2004 through the present.

Item 9A Controls and procedures

    (a)        Information required by Item 307

        Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, Golden Eagle carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

    (b)        Information required by Item 308

        This disclosure is not yet required.

Item 9B Other information

        Golden Eagle has disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report and subsequently. There is, therefore, no additional disclosure required.

PART III

Item 10. Directors and executive officers of the Ccompany and compliance with section 16(a) of the Exchange

Act.

     (a) and (b) Identification of directors and executive officers

        The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of March 15, 2005. These people continue to hold the stated positions as of the filing of this report:

Name	Age	Position	Term of Office
Terry C. Turner (1)	52	President, Chairman and CEO	2/14/97-present

Ronald L. Atwood, Ph.D.	63	Vice President for Development and Director	12/21/99-5/04

Max Staheli,MBA	62	Director, Audit Committee, Compensation Committee	5/8/00-present

Kevin K. Pfeffer	45	Director, Compensation Committee	1/23/03-present

Alvaro Riveros	62	Director	1/5/04-present

Harlan M. (Mac) Delozier III (2)	61	Administrative Vice President (Bolivia)	3/1/97- present

Tracy A. Madsen	43	Secretary/Treasurer/CFO/ Vice President US Administration	2/13/03-present
(1)	Director, President of Golden Eagle International, Inc. (Bolivia).

(2)	Vice President of Golden Eagle International, Inc. (Bolivia).

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

(e) Business experience.

        A brief summary of the business experience of each person who is currently one of our officers or directors, and such person’s service with us, is as follows:

        Terry C. Turner is our President, CEO and Chairman of the Board. The board appointed him to those positions on February 14, 1997. Mr. Turner received a B.A. in Political Science (1977) and a B.A. in Spanish (1977) from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah, the 10th Circuit Court of Appeals and the United States Supreme Court. Mr. Turner is also a member of the Bar of Washington, D.C., the American Bar Association and the Inter-American Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia, and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to November 2002, when he resigned those positions, Mr. Turner has also served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and “of counsel” to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with Golden Eagle in February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who’s Who of international attorneys and mining executives for 2003.

        Ronald L Atwood, Ph.D. was appointed to the position of Chief Operating Officer and Director on February 14, 2005 Dr. Atwood previously served as Vice President of Development and as a member of our board of directors from December 21, 1999 to January 5, 2004, when he resigned for health reasons that have been resolved. Dr. Atwood has been under contract to two metallurgical consulting firms, Tio Rico, Ltd. and Redstone, Ltd., during the past several years when not working for Golden Eagle. He served as a member of our Technical Advisory Board from May 1997 through December 1999. Dr. Atwood received a B.S. in Metallurgical Engineering, and a Ph.D. in Metallurgy from the University of Utah. He has published nine papers on various aspects of metallurgy. He holds numerous patents in the field of extractive metallurgy. Dr. Atwood was a professor of metallurgy at Michigan Tech (1972-74) and the University of Idaho (1974-75). Dr. Atwood has served on the board of Newmont Exploration, as well as Chief Metallurgist for Foote Mineral (1975-82), Director of Research for Newmont Gold (1986-87) and Newmont Metallurgical Services (1987-89), all divisions of Newmont Mining. Dr. Atwood also served as Vice President and a director of Bolivian Copper Chemical Company, S.A., in La Paz, Bolivia, a private copper mining company, until his resignation from those positions in November of 2002. Dr. Atwood was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia.

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

        Alvaro Riveros was appointed as a member of our board of directors on January 5, 2004. Mr. Riveros received a Master’s Degree in Electromechanical Engineering from the Werner Siemens School of Engineering in Stuttgart, Germany. He is a registered engineer in Bolivia whose firm, EDICOM, carried out the electromechanical engineering, design and installation for our Cangalli gold mine and recovery plant. EDICOM specializes in electromechanical engineering, design and installation work in mines, mineral recovery plants and smelters in Bolivia, and Mr. Riveros was its president from 2002 to his appointment on our board. Prior to that time, Mr. Riveros was appointed Vice Minister of Industry and Commerce in the Ministry of Economic Development from 2000 to 2002. He was appointed Vice Minister of Natural Resources in the Ministry of Agriculture from 1998 to 2000. From 1997 to 1998, he served as Vice Minister of Planning in the Ministry of Sustainable Development and the Environment. From 1989 through 1997, Mr. Riveros was president of Ximena Gold Mines, Ltd., a gold mining company with hard rock mines at the headwaters of the Tipuani River in Bolivia. Earlier in his career, he had previously served as EDICOM’s president from 1978 to 1988. He was appointed Special Technical Advisor to the President of Venezuela from 1975 to 1978. From 1972 through 1975, he served as Director of Industrial Safety for the Ministry of Labor in Bolivia. Mr. Riveros also worked for Siemens as a project engineer in Venezuela and supervised large industrial projects in Brazil and Bolivia between 1965 and 1972.

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

(f) Involvement In certain legal proceedings

        None of our executive officers or directors has been involved in or is subject to any of the following legal proceedings:

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

        As a result of a civil action settled in 1999, Golden Eagle consented to the issuance of an injunction not to violate certain securities laws in the future. Golden Eagle was not assessed any civil or monetary penalty. None of Golden Eagle’s current management was party to the settlement or is subject to the injunction.

(g) Promoters and control persons.

        Not applicable.

(h)     and (i) Audit committee financial expert and Identification of Audit committee.

        We are not a listed issuer and consequently are not required to make the disclosure required by this Item.

(j)     Material changes to shareholder nomination procedures.

        We have not held a shareholders meeting in more than the past five years. Our bylaws set forth the procedures for nomination of directors, and there have been no changes to those procedures.

(k) Section 16(a) beneficial ownership reporting compliance

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

        Based solely on our review of Forms 3, 4 and 5 available to Golden Eagle and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2004 with the exception of the following:

o	Subsequent to the year-end 2004, Ronald L Atwood, Ph.D., was appointed on February 14, 2005 as our Chief Operating Officer and as a Director. Dr. Atwood was late in filing his Form 3. Subsequent to the time of his appointment, and pursuant to the Board’s approval of a compensation package entitling Dr. Atwood to $10,500 in restricted stock per month, he would have accrued unissued stock for February 2005, and was late in filing his Form 4.

o	Max Staheli, a Director, received 1,000,000 shares in 2004 and returned those shares to Golden Eagle within the same year, but did not report the share issuance until February 2005 on a Form 5. Mr. Staheli also received 1,500,000 shares from the Board as a bonus in February 2005, and was late in filing a Form 4.

(l)     Code of ethics

        We adopted a Code of Ethics on March 23, 2004, meeting the requirements of Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling persons, or persons performing similar functions. A copy of the Code was included as an exhibit to this annual report for the period ending December 31, 2003. In addition, our Code of Ethics is available on our web site at www.geii.com under the caption “Investor Relations: Code of Ethics.”

        We will provide a copy of our Code of Ethics to any person, without charge, upon request, if such request is made in writing to our CFO at our corporate offices, or by facsimile to 801-619-1747.

        The Code has not been amended since the filing.

Item 11. Executive compensation

(a) and (b) Summary compensation table

        The following table sets forth information regarding compensation paid to the Chief Executive Officer of Golden Eagle International, Inc. for the years ended December 31, 2002, 2003 and 2004. No other person who is currently an executive officer of Golden Eagle, with the exception of our Chief Financial Officer, earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.

Long-Term Compensation

		Annual Compensation		Awards

Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All Other Compensation

Terry C. Turner
CEO, President,
Chairman	2002	$103,038 (A)	$60,000 (A)	0	25,000,000 (B)	0
	2003	$240,666 (A)	$60,000 (A)	0	0 (B)	0
	2004	$260,000 (A)	$60,000 (A)		0	$5,247 (D)
Tracy A. Madsen
CFO, VP, Secretary & Treasurer	2004	$91,000	0	$36,250 (C)	0	$2,063 (D)

(A)

These bonus payments reflect non-cash debt forgiveness. At December 31, 2004, Mr. Turner owed Golden Eagle $456,783 in non-interest bearing loans he received from Golden Eagle prior to July 31, 2002; Golden Eagle also owed Mr. Turner $456,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 that Mr. Turner waived on December 31, 2001). During 2003 and 2004 Mr. Turner waived $36,457 and $60,000 respectively. The compensation committee has approved this arrangement on behalf of Golden Eagle. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.

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

(C)

On November 12, 2003, Mr. Madsen was granted a 250,000 share restricted stock bonus in accordance with his employment agreement. Shares were valued at $.145 per share based on the closing price on the date of grant. Shares were issued on January 7, 2004.

(D)

In accordance with the company’s long-standing policy of allowing spouses of the company’s officers to accompany the officer on selected traveling assignments, we recorded an expense of $7,310 during 2004 and treated it as compensation to the employee.

        We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer’s responsibilities.

        On February 14, 2005, we announced that our Board of Directors had appointed Ronald L Atwood, Ph.D., 63, as our Chief Operating Officer (COO) and as a member of our Board of Directors. Dr. Atwood’s appointment was effective February 10, 2005. A consulting firm that had Dr. Atwood under contract received 2 million restricted common shares of Golden Eagle’s stock to permit Dr. Atwood to work full time for Golden Eagle. We will pay $6,000 in cash and $10,500 in restricted common stock per month for Dr. Atwood’s services, for a total compensation of $16,500 per month, or $198,000 per year. We also agreed to issue 1 million restricted common shares to the consulting firm that has Dr. Atwood under contract as an annual bonus at the conclusion of each year for 3 years.

    Dr.        Atwood will not receive any additional compensation to serve as a member of our Board of Directors.

        There are no employment agreements with our employees other than Dr. Atwood.

(c)     Options/SAR granted during year ended December 31, 2004

        None

(d)     Aggregated option/SAR exercises and fiscal year-end option/SAR value table

        None

(e)     Long term incentive plan — awards in last fiscal year

        We have no long-term incentive plans.

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

(g) Compensation of directors

        We currently have five directors on our board. Max Staheli and Kevin Pfeffer received $1,000 per month as a director’s fee through May of 2004 at which time the directors fees were suspended as a result of the shutdown of our production operations at our Cangalli prospect.

        Alvaro Riveros received director’s fees of $13,500 during 2004 reflecting additional services he provided to the company as a consultant in Bolivia.

        Terry C. Turner is president of Golden Eagle and receives a salary for such duties as discussed above, but received no additional compensation as a director.

        Ronald L Atwood, Ph.D. was a director of Golden Eagle until he resigned from that capacity in January 2004 for health reasons, which have since been resolved. He continued to assist on technical matters on a consulting basis. Dr. Atwood was again appointed to the board of directors in February of 2005, however, he did not receive during 2004, and will not receive in the future, compensation from the company in the form of director’s fee. He and the consulting firm that employed him will receive compensation as described above.

        After several efforts to compensate Mr. Staheli for his services since 1997 to Golden Eagle as a member of our board of directors and our technical advisory board, we issued 1,000,000 shares to him in January 2004. He returned those shares to us in December 2004 and we cancelled those shares and made the appropriate accounting entries.

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

        We have no employment contract with any executive officer except board-approved terms regarding Ronald L. Atwood, Ph.D., as described above, but which have not been reduced to writing other than in board minutes. We have no compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of Golden Eagle or a change in the individual’s responsibilities following a change in control.

(i) Report on repricing of options/SARs

        Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2004 or subsequently.

(j) Additional information with respect to compensation committee interlocks and insider participation on compensation decisions.

        We have a compensation committee consisting of Messrs. Staheli and Pfeffer. They make determinations as to the compensation of our executive officers. There are no compensation interlocks among the current board of directors except to the extent that each of the directors participates in decisions to grant options and stock bonuses to the other directors. No officer of Golden Eagle (other than Mr. Turner who is also a director) participated in any compensation decisions with the board of directors concerning executive officer compensation.

        In addition, there are no relationships among the members of the compensation committee and the executives requiring disclosure under any paragraph of Item 404 of Regulation S-K (included herein as Item 13).

(k)     Board compensation committee report on executive compensation.

        Report on Executive Compensation of the Compensation Committee of the Board of Directors

I.     Policies Applicable to Executive Officers.

The Compensation Committee measures the performance of our named executive officers by the following criteria:

a.

Overall contribution of the officer during his period of employment with Golden Eagle. Officers are evaluated to the extent that they have achieved the goals recommended by the CEO and approved by the board.

b.	The individual contribution of the officer to Golden Eagle’s performance and progress, in his function, during the previous year.

c.	The ability of the officer to work within the Golden Eagle management team to ensure the most efficient and productive company-wide operation.

II.     Policies Applicable to Executive Officers.

Criteria for CEO Compensation.

CEO compensation is based on the three criteria set out above in Policies Applicable to Executive Officers, as well as the following:

a.     The CEO’s creativity, flexibility and persistence in achieving goals set by the Board.

        During 2004 under the leadership of the CEO, a key acquisition was negotiated and closed, that of the Gold Bar mill and plant, which give the company a substantial productive asset for potentially converting the Buen Futuro gold and copper reserves into cash flow; key staff members were added; large amounts of company debt were converted to equity, thus improving the balance sheet significantly; additional, mineralized properties were added to the company’s portfolio in the Precambrian properties; financing applications were made and shepherded with international financing and development institutions; and significant efforts were made at every level of government in Bolivia to resolve the Cangalli mine shut down. However, the company had not yet achieved profitability as of year-end 2004. It is principally on the basis of these considerations, that the compensation committee recommended to the board that Mr. Turner’s base salary remain $260,000 per year. We believe such compensation is economical in comparison to the compensation of CEO’s of similarly sized companies in the mining industry.

            Mr. Turner receives a $60,000 per year non-cash bonus to equalize the advances made to him against the salary receivable that he held from Golden Eagle. This non-cash bonus will continue for a period of 10 years or until the amounts due are reduced to zero.

By: /s/ Max Staheli —————————————— Max Staheli Committee Member Date: December 31, 2004
By: /s/ Kevin K. Pfeffer —————————————— Kevin K. Pfeffer Committee Member Date: December 31, 2004

(l) Performance graph.

Five year stockholder return comparison

The following graph assumes a $100 investment on December 31, 1999 in each of the Golden Eagle’s common stock, the S&P 500 and the Gold Index.

On December 31, 1999, our stock traded at $.05 per share and on December 31, 2004, our stock closed at $.042 per common share.

Item 12. Security ownership of certain beneficial owners and management

(a)     and (b) Security ownership of certain beneficial owners and management

        At December 31, 2004, and subsequently, we had only one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).

        The following table sets forth information as of March 15, 2005, with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

Name of beneficial owner	Shares owned beneficially (1)		Percent of class

Kevin Pfeffer	124,820,685	(2)		20.99%
740 Gulf Lane.
Pinewood, FL 33945

Betty Jane Seydler & Betty Jane Seydler Trust	36,983,252 (3)		5	6.22%
C/O Hirsch & Westheimer, P.C.
700 Louisiana, 25th Floor
Houston, TX 77002

Ravia Seydler and Herbert M. Seydler Trust	18,898,729(4)		4.08%
c/o Hirsch and Westheimer, P.C.
700 Louisiana, 25th Floor
Houston, TX 77002

Terry C. Turner	5,248,246 (4)		2	0.088%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Ronald L Atwood, Ph.D.	954,455(6)		1.0016%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Max Staheli	-0-			-0-
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Harlan M. (Mac) Delozier	300,000 (7)	(7)	0.0005%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Tracy A. Madsen	347,500	(8)	0.0006%
12401 S. 450 E. Bldg. D1
Salt Lake City, Utah 84020

Gene Geiger	50,000,000 (9)		0	8.41%
c/o Jeff Scott, Esq. 1700 Broadway, Suite 2100
Denver, CO 80290

All officers and directors
as a group	218,654,138			36.78%

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

(3)	Includes all shares owned by the Betty Seydler Trust and shares owned directly by Betty Jane Seydler.

(4)	Mr. Turner is the president, CEO and Chairman of the company.

(5)	Dr. Atwood was appointed Chief Operating officer and director during February 2005.

(6)

  We announced in a Form 8-K reporting on events of December 30, 2002 that Max Staheli, a member of our board of directors, had received a share grant from our board of directors of 500,000 shares of our common, restricted stock issuable in 2002, and 500,000 shares issuable in 2003. However, during 2003, the Board revised the grant of shares to Mr. Staheli, amending the original Board resolution, and granting to Mr. Staheli 1,000,000 shares of our restricted common stock in November 2003, as a bonus for his three years as a member of our Technical Advisory Board (1997-2000), and three years as a member of our board of directors (2000-2003). During January 2004, Mr. Staheli was issued the 1,000,000 shares granted to him in November of 2003. In December of 2004 Mr. Staheli returned the shares issued to him to the company.

(7)	Mr. Delozier is a Vice President of the Company.

(8)

  Tracy A Madsen is our Corporate Secretary, Treasurer, CFO and Vice President of US operations. During 2003, he purchased 37,500 shares on private placement, 20,000 shares on the open market and was granted 250,000 shares as a bonus in November 2003. Mr. Madsen purchased an additional 40,000 shares on the open market during 2004.

(9)

  Mr. Geiger was issued 50,000,000 shares on February 18, 2005 in accordance with the settlement agreement relating to the Geiger vs. Golden Eagle International Inc. suit as previously described in Item 3, Legal Proceedings.

(c)	Changes in control

We know of no arrangement, the operation of which may, at a subsequent date, result in change in control.

(d)     Securities authorized for issuance under equity compensation plans.

        See Item 5 herein for this disclosure.

Item 13. Certain relationships and related transactions

(a) Indebtedness

        Accrued Compensation. During 1997 through 2001, Golden Eagle did not have the funds to pay salaries to its president (Mr. Turner) and to its former president (Mary Erickson, who also was formerly our Secretary/Treasurer and who is a significant shareholder of Golden Eagle). As a result, their salaries accrued unpaid. This accrual ceased for Ms. Erickson when she resigned in October 1999. Mr. Turner’s salary continued to partially accrue in 2002, and Golden Eagle paid only $103,000 of the $200,000 owed to him during 2002.

        On December 31, 2001, Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him, and Ms. Erickson waived her entire accrued balance of $462,114. On December 31, 2003 and 2004, Mr. Turner waived an additional $36,457 and $60,000 respectively, owed to him.

        The total of these waivers was a reduction of $1,002,343 in liabilities on our balance sheet. As a result of these waivers, and offsets against advances to Mr. Turner during 2002 and previous periods, at December 31, 2004 the total sum that we owed Mr. Turner was $456,783 in accrued compensation. Our indebtedness to Mr. Turner is non-interest bearing. We did not owe any other person accrued compensation.

        Advances to Mr. Turner. Because Golden Eagle was unable to pay him full salaries during 1997 through the first part of 2002, we assisted Mr. Turner with certain financial obligations and accounted for those payments as loans to him. At July 31, 2002, the total amount due to Golden Eagle from Mr. Turner was $579,021 on a non-interest bearing basis, and no further amounts have been advanced to him since that time (being the date of enactment of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits personal loans to executives or any material modification thereof). There have been no material modifications in the terms of that loan since that date.

        Repayment of Loan and Accrued Compensation. As noted in the report of the Compensation Committee, above, the Compensation Committee has determined that Mr. Turner has received, and will continue to receive a $60,000 per year non-cash bonus that is used to pay down notes he owes to us. All repayments are made with after tax dollars. Mr. Turner in turn forgives the portion of the accrued salary that we owe to him in order to keep the note payable and the note receivable in balance. These reductions have occurred in 2003 and 2004, and are expected to continue until both the advances to Mr. Turner and the unpaid salary are reduced to zero.

(b) Loans to the company from affiliates

        In addition, as described elsewhere in this Annual Report, Mr. Turner (our President and CEO) and other officers have advanced funds to us for operations in Bolivia and to cover overhead in the US. These funds had all been repaid as of December 31, 2004.

Date	Affiliated Lender	Loan Amount(Repayment)	Outstanding Balance at Year
2004	Mary Erickson (1)	(23,204)	$0
	Ms. Erickson's Family members (2)	(450,000)	$0

2003	Terry C. Turner (3)	$(28,482)	$0
	Mary Erickson (1)	(18,000)	23,204
	Ms. Erickson's family members (4)	(629,062)	450,000
	Ronald Atwood	(61,954)	$0

(1)

During 2004 we received a legal opinion that Ms. Erickson should no longer be considered an affiliated person with respect to the company. In addition, during 2004 Ms. Erickson converted the principal balance of her note in the amount of $23,204, and accrued interest of $2,755, to 576,881 shares of restricted common stock at $.45 per share.

(2)

During 2004 we received a legal opinion that Ms. Betty Jane Seydler, the last remaining family member of Mary Erickson to whom the company owed money, should no longer be considered an affiliated person with respect to the company. In addition, during 2004 Ms. Seydler converted the principal balance of her note to her note in the amount of $450,000 and accrued interest of $597,296 to 23,273,252 shares of restricted common stock at $.45 per share.

(3)

The net unpaid salary owed to Mr. Turner as of the dates indicated. As described above, in 2001 and 2003 and 2004, respectively, Mr. Turner waived $443,772 and $36,457and $60,000 of the unpaid salary owed to him. With total offsets for advances, Mr. Turner was owed $0 at year-end 2003. Mr. Turner is paid $60,000 per year as a cashless bonus. These funds are applied to the amount owed to us by Mr. Turner. As the note from Mr. Turner is paid down with the cashless bonus he will continue to forgive accrued salary.

(4)	A note payable in the amount of $629,062 plus accrued interest due to Ravia Seydler was converted to common stock at $.19 per share.

        In April 1997, Frost National Bank loaned us $1 million pursuant to a revolving line of credit agreement. The loan was personally guaranteed by Mary Erickson and her corporation, including a pledge of 13,500,000 shares of our restricted common stock owned by her corporation. The loan was further secured by certain assets of Ms. Erickson’s family members and all of our assets. We issued a total of 20,000,000 shares of our restricted common stock to her family members as a fee for their guarantees of the $1 million loan.

        This note would have matured on December 28, 2004, however, the Herbert Seydler Jr. Trust and the Betty Jane Seydler Trust, both of which were guarantors of the note, agreed to pay off the Frost note. In exchange, we agreed to enter into a $995,624 promissory note at 8% interest with the two trusts. This note matures on December 28, 2005. We paid them a loan origination fee of $10,000 and issued 1,000,000 shares of our restricted common stock to them as compensation for relieving us of the obligation to the bank. We also agreed to make quarterly principal payments of $250,000, the first payment of which was due on March 31, 2005. As a result of our cash shortages we were unable to pay this principal reduction. We are currently negotiating with the trusts in order to reach an agreement which would keep this note current.

Item 14. Principal accountants fees and services.

        Our board of directors selected the independent accounting firm of Gordon Hughes & Banks, LLP, which selection was ratified by our independent audit committee, with respect to the audit of our consolidated financial statements for the year ended December 31, 2004.

        Audit Fees. In connection with professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, and the reviews of the financial statements included in our quarterly reports filed on Form 10-Q for those years Gordon Hughes & Banks billed us fees in the aggregate amount of approximately $70,000 and $51,000, respectively.

        Audit Related Fees. There were no fees billed in each of the last two fiscal years (ended December 31, 2004 and 2003) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Golden Eagle’s financial statements that are not reported under “Audit Fees.

        Financial Information Systems Design and Implementation Fees. We did not pay any fees to Gordon Hughes & Banks for professional services rendered for financial information systems design and implementation as that term is defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

        Tax Fees. The aggregate fees billed in each of the last two fiscal years (ended December 31, 2004 and 2003) for professional services rendered by Gordon Hughes & Banks for tax compliance, tax advice, and tax planning were approximately $3,520 and $3,000, respectively. The nature of the services for which these fees were received was preparation of tax returns.

        All Other Fees. During the fiscal years ended December 31, 2004 and 2003, there were no other fees paid Gordon Hughes & Banks for any other auditing or accounting services.

        Total Fees. The total fees charges for all services by Gordon, Hughes & Banks were:

During the fiscal year ended December 31, 2004:	$73,952
During the fiscal year ended December 31, 2003:	$54,520

        Our board of directors has considered the information described in “Financial Information Systems Design and Implementation Fees” and “All Other Fees” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors pre-approved all such services, and such services have how been ratified by the audit committee.

        Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

PART IV

Item 15. Exhibits and financial statement schedules

(a)	Financial statements
	The following documents are filed a part of this report:	Page
	Independent Auditors Report	F-2 & F-3
	Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002	F-4
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003	F-6
	Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-7
	Notes to Consolidated Financial Statements	F-8 through F-33

(b)	Exhibits	The following exhibits are filed with this Form 10-K or incorporated herein by the following references:
	3.1	Articles of Incorporation, as amended (1)
	3.2	Certificate of Designation for the Series A Convertible Preferred Stock (5)
	3.3	Bylaws (1)
	10.1	Mineral Concession with the United Cangalli Gold Mining Cooperative, Ltd. (2)
	10.2	Contract for the Purchase of Concessions and Contract Mining Rights (translated from the original Spanish) (3)
	10.3	Convertible Debenture and Convertible Debenture Agreement dated October 18, 2002, as of February 6, 2002, executed by and between GEII and Mr. Pfeffer (4)
	10.4	Buen Futuro purchase agreement dated June 2003 executed between GEII and Michael Biste and Ms. Calla de Arraya
	10.5	Series A Convertible Preferred Stock Subscription Agreement (5)
	10.6	Settlement and Release Agreement in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390 (District Court for Denver City and County), dated January 5, 2005 (6)
	10.7	Stock Purchase Agreement in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390 (District Court for Denver City and County), dated January 5, 2005 (6)
	10.8	Asset Purchase Agreement dated June 18, 2004, by and among Atlas Precious Metals, Inc. as Seller and Golden Eagle International, Inc. (7)
	10.9	Extension, Modification and Renewal of Promissory Note dated December 29, 2004 by Golden Eagle International Inc. and the Herbert M. Seydler Jr. Trust and the Betty Jane Seydler Trust
	14.1	Code of Ethics
	22.1	Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia; Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia Golden Eagle International, Inc. (Bolivia), incorporated under the laws of Bolivia
	31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
	31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
	32.1	Certification by the Principal Executive Officer pursuant to Section 1350
	32.2	Certification by the Principal Financial Officer pursuant to Section 1350
(1) Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2) Incorporated by reference from our Form 8-K reporting an event of December 19, 1996.
(3) Incorporated by reference from our Form 8-K reporting an event of July 2, 2002.
(4) Incorporated by reference from our Form 8-K reporting an event of November 1, 2002.
(5) Incorporated by reference from our Form 8-K reporting an event of March 10, 2005.
(6) Incorporated by reference from our Form 8-K reporting an event of February 16, 2005.

Signatures.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: April 13, 2005

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: April 13, 2005
By: /s/ Max Staheli —————————————— Max Staheli MBA, Director Date: April 13, 2005
By: /s/ Kevin K. Pfeffer —————————————— Kevin K. Pfeffer MBA, Director Date: April 13, 2005
By: /s/ Alvaro Riveros —————————————— Alvaro Riveros Director Date: April 13, 2005
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen MBA, Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer Date: April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Eagle International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 25% and 63% of total consolidated assets as of December 31, 2004 and 2003, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2004 and 2003 and for the three years ended December 31, 2004, 2003 and 2002 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company had a significant working capital (deficit) as of December 31, 2004 and has incurred substantial losses since its inception. The Company presently has no mineral production and requires significant additional financing to satisfy its outstanding obligations and resume and expand mining production. In addition, the Company’s ability to conduct operations remains subject to other risks, including operating in isolated regions of Bolivia and the concentration of operations in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing and can resume and expand its production, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

   Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 4, 2005, except for note A ,
as to which the date is April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
Golden Eagle International, Inc. Bolivia
Golden Eagle International

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International at December 31, 2004, and 2003 and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

POZO & ASOCIADOS C.P.A. S.R.L.
NIT. 121611023
Lic.     Aud. Enrique Pozo Balderrama
NIT. 271218014
MAT. PROF. Nº CAUB – 0040V

La Paz, Bolivia
March 1, 2005

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2004 and 2003

	2004	2003

ASSETS
CURRENT ASSETS
Cash	$51,580	$127,761
Accounts receivable	-	8,519
Prepaid expenses	134,611	154,872
Inventory	-	318,641

Total current assets	186,191	609,793

PROPERTY AND EQUIPMENT
Mining equipment and property	1,294,403	1,159,448
Mine development costs	529,618	404,322
Mineral properties	1,827,301	1,766,511
Office equipment	118,060	142,394
Vehicles and aircraft	122,540	122,577

	3,891,922	3,595,252
Less accumulated depreciation, depletion and impairment	(1,785,056)	(633,166)

Total property and equipment	2,106,866	2,962,086

Plant and mill - idle	3,600,000	-

Total Assets	$5,893,057	$3,571,879

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$107,981	$91,499
Accrued expenses	83,556	167,152
Current portion of contract payable	300,000	25,000
Bank loan payable	-	995,800
Other notes payable	995,624	473,204
Related party payable	23,967	-
Accrued interest payable	4,701	518,712

Total current liabilities	1,515,829	2,271,367

Contract payable, net of current portion	-	300,000
Redeemable common stock	3,600,000	-
Legal settlement payable in stock	2,050,000	-
Services payable in stock	113,100	-

Total liabilities	7,278,929	2,571,367

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000
authorized shares;
564,361,903 and 462,869,451 issued and
outstanding shares, respectively	56,436	46,287
Additional paid-in capital	40,625,606	37,141,188
Accumulated (deficit)	(42,064,914)	(36,186,963)

Total stockholders' equity	(1,385,872)	1,000,512

	$5,893,057	$3,571,879

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

REVENUES	$1,322,057	$1,325,591	$481,620

OPERATING EXPENSES
Production	979,419	962,910	101,147
Production taxes	148,630	172,252	62,611
Exploration and development	835,325	1,106,185	257,486
General and administration	1,779,318	2,594,692	2,772,462
Non-cash stock option compensation	-	-	7,393,189
Asset impairment	912,404	-	88,010
Depreciation and depletion	271,937	154,853	101,166

Total operating expenses	4,927,033	4,990,892	10,776,071

OPERATING (LOSS)	(3,604,976)	(3,665,301)	(10,294,451)

OTHER INCOME (EXPENSE)
Interest expense	(224,034)	(2,909,462)	(2,216,046)
Gain (loss) on settlement of litigation	(2,050,000)	-	275,800
Other, net	1,059	55,709	(37,692)

Total other income (expense)	(2,272,975)	(2,853,753)	(1,977,938)

NET (LOSS)	$(5,877,951)	$(6,519,054)	$(12,272,389)

BASIC AND DILUTED (LOSS) PER SHARE	$(.01)	$(.02)	$(.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	493,963,645	330,118,355	235,915,152

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,877,951)	$(6,519,054)	$(12,272,389)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	897,228	1,394,944	1,033,745
Services payable in stock	113,100	-	-
Stock issued for exploration and development	-	691,809	-
Stock options compensation	-	-	7,393,189
Amortization of beneficial conversion discount	-	2,252,072	1,252,109
Depreciation and depletion	271,937	154,853	101,166
Loss on sale of assets	8,206	-	-
Write off of mine development costs	-	200,000	-
Impairment of mine development costs	912,404	-	88,010
Write off of assets	9,341	33,876	-
Stock issued for interest	42,000	23,500	475,500
Amortization of deferred compensation	-	14,222	74,578
(Gain)loss on settlement of litigation	2,050,000	-	(275,000)
Changes in operating assets and liabilities
Decrease (Increase) in accounts receivable	8,519	158,786	(167,302)
Decrease (Increase) in prepaid expense and other costs	20,261	(44,494)	(80,855)
Decrease (Increase) in inventory	318,641	(309,365)	(9,276)
(Increase) in advanced royalties paid	-	-	100,000
(Decrease) in accrued expenses	(83,596)	(40,883)	(676)
(Decrease) in accounts payable	16,495	(337,293)	111,408
(Decrease) in related party payable	-	(73,595)	51,136
Increase in accrued interest payable	85,865	572,404	477,814

Net cash flows (used by) operating activities	(1,207,550)	(1,828,218)	(1,646,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(346,667)	(547,891)	(882,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	190,967	-	25,000
Repayments to related parties	(167,000)	18,954	-
Repayments of other notes payable	-	-	(64,637)
Payment of contract payable	(25,000)	-	-
Proceeds from convertible debentures	-	-	1,538,495
Common stock sold	1,479,069	2,149,887	1,337,211

Net cash flows provided by financing activities	1,478,036	2,168,841	2,836,069

NET (DECREASE) IN CASH	(76,181)	(207,268)	307,104
CASH - BEGINNING OF PERIOD	127,761	335,029	27,925

CASH - END OF PERIOD	$51,580	$127,761	$335,029

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Years Ended December 31, 2004, 2003 and 2002
			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total
Balance at December 31, 2001	206,111,955	$20,611	$14,692,185	$(88,800)	$(17,395,520)	$(2,771,524)
Issued for cash ($.03 per share)	24,912,131	2,490	744,872	-	-	747,362
Issued for cash ($.03 to $.12) per share)	7,154,183	716	589,133	-	-	589,849
Issued for services ($.03 to $.275 per share)	6,400,870	641	1,033,104	-	-	1,033,745
Issued for interest ($.05 to $.135 per share)	4,600,000	460	475,040	-	-	475,500
Issued for acquisition of mining property	3,944,500	394	394,056	-	-	394,450
Issuance of stock options to related parties	-	-	2,098,000	-	-	2,098,000
Instrinsic value of debentures beneficial conversion feature	-	-	1,777,336	-	-	1,777,336
Amortization of deferred compensation	-	-	-	74,578	-	74,578
Cashless exercise of stock options by related party	18,000,000	1,800	3,012,200	-	-	3,014,000
Net (loss)	-	-	-	-	(12,272,389)	(12,272,389)

Balance at December 31, 2002	271,123,639	$ 27,112	$ 24,815,926	$ (14,222)	$ (29,667,909)	$ (4,839,093)

Issued for cash ($.08 to $.15 per share)	23,697,207	2,370	2,147,517	-	-	2,149,887
Issued for services ($.12 to $.255 per share)	8,297,073	830	1,394,114	-	-	1,394,944
Issued for exploration and development ($.14 to $.217) per share)	4,362,562	436	691,373	-	-	691,809
Issued for interest ($.235 per share)	100,000	10	23,490	-	-	23,500
Issued for acquisition of mining property	589,204	59	97,551	-	-	97,610
Cashless exercise of stock options by related party	12,264,456	1,226	2,279,963	-	-	2,281,189
Conversion of debt ($.03 to $.19 per share)	131,188,354	13,119	4,452,268	-	-	4,465,387
Conversion of accrued interest ($.03 to $.19 per share)	11,246,956	1,125	901,800	-	-	902,925
Amortization of deferred compensation	-	-	-	14,222	-	14,222
Intrinsic value of debentures beneficial conversion interest	-	-	337,186	-	-	337,186
Net (loss)	-	-	-	-	(6,159,054)	(6,519,054)

Balance at December 31, 2003	462,869,451	$ 46,287	$ 37,141,188	-	$ (36,186,963)	$ 1,000,512

Issued for cash ($.025 to $.11 per share)	35,364,384	3,536	1,475,533	-	-	1,479,069
Issued for services ($.042 to $.177) per share)	4,812,312	481	252,787	-	-	253,268
Issued for exploration and development ($.043 to $.185 per share)	9,207,623	921	643,039	-	-	643,960
Issued for financing fee (.042 per share)	1,000,000	100	41,900	-	-	42,000
Issued for acquisition of gold bar and mill ($.06 to $.12 per share)	30,000,000	3,000	3,597,000	-	-	3,600,000
Conversion of debt ($.045)	10,515,649	1,052	472,152	-	-	473,204
Conversion of accrued interest ($.042 to $.045 per share)	13,334,484	1,333	598,733	-	-	600,066
Shares recorded in prior year but not issued	(1,742,000)	(174)	174	-	-	-
Return of stock by director	(1,000,000)	(100)	100	-	-	-
Reclassification of common stock issued for mill	-	-	(3,600,000)	-	-	(3,600,000)
Net (loss)	-	-	-	-	(5,877,951)	(5,877,951)

Balance at December 31, 2004	\564,361,903	$56,436	$40,622,606	-	$(42,064,914)	$(1,385,872)

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (the “we,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. Our mining and exploration activities have been in two areas in the Republic of Bolivia. The first area consists of the combined Cangalli and Tipuani Valley gold properties in western Bolivia and contains our recent gold mining operations. The second area consists of our aggregate Buen Futuro properties in the Precambrian Shield area of eastern Bolivia. Starting in the fourth quarter 2002, we began mining gold bearing ore and selling gold. Prior to fourth quarter 2003, we were a mining enterprise in the exploration stage as set forth in Statement of Financial Accounting Standards, “SFAS” No. 7, “Accounting and Reporting by Development Stage Enterprises” and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999. We have proven and probable mineral reserves for the Cangalli and Buen Futuro properties. Therefore, in December 2003 we exited the exploration stage and ceased to present financial statements as a development stage company under SFAS No. 7.

In June 2004, we temporarily stopped the gold mining operations at our Cangalli property because of a dispute between the United Cangalli Gold Mining Cooperative, Ltd. (UCL), which sold us the Cangalli property, and FENCOMIN, the Bolivian governmental regulator of cooperatives and other Bolivian governmental regulators. The dispute between UCL and the Bolivian government regulators involves a claim by the government that UCL is in arrears on past contributions to the National Mining Pension Fund and that UCL had failed to observe certain legal formalities regarding its formation and ongoing operation. We, and our Bolivian counsel, do not believe the dispute between UCL and the Bolivian government involves Golden Eagle. However, as a legal safeguard against a possible claim or intervention in our mining operation, we have halted our mining activity. In addition, we are taking legal action to clarify the government’s position and to prevent any intervention with future mining on the property. We are also asking the Bolivian Court for a declaratory judgment definitively establishing our rights to mine the Cangalli property without encumbrance.

Organization of Subsidiaries and Bolivian Mining Activities
In January 1996, we organized two Bolivian corporations, Golden Eagle Bolivia Mining, S.A. (“GEBM”) and Eagle Mining of Bolivia, Ltd. (“EMB”), to acquire mining rights to 5,000 acres from United Cangalli Gold Mining Cooperative, Ltd. (“UCL”). We own a majority interest in those companies. In 2001, Golden Eagle formed a wholly owned Bolivian corporation, Golden Eagle International, Inc. Bolivia (“GEII Bolivia”) to conduct all continuing operations in Bolivia. In 2002, we transferred substantially all agreements, obligations, assets and mining rights in Bolivia to GEII Bolivia. GEBM and EMB are currently inactive.

In July 2002, we acquired ownership of the Cangalli mining concessions from UCL. The purchase price consisted of $300,000 cash, 3,944,500 shares of Golden Eagle common stock valued at $394,450 ($.10 per share), and the assumption of $175,000 of UCL obligations maturing over four years. During 2003, an additional 133,000 shares of common stock valued at $22,610 were issued to UCL members to satisfy additional claims.

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $1,329,638 as of December 31, 2004 and we have incurred substantial losses of $42,064,914 since our inception. In addition, we temporarily ceased operations at our Cangalli mine in 2004. We believe that we will restart operations within five years, however, we cannot guarantee such an outcome. Even so, to restart and further develop the Cangalli mine and to develop the Precambrian Shield prospects, we will require significant additional financing or equity funding. Should we not be able to raise sufficient funds to pay for these costs, the values of our investments in the Cangalli and Buen Futuro projects currently amounting to an aggregate of $2,356,919 less an impairment during 2004 of $792,404, may be subject to substantial impairment in a future period.

In addition, we have a $100,000 payment due on a contract payable on our Buen Futuro mining prospect that was due March 26, 2005, which we were unable to pay. We are currently negotiating an extension on this note and subsequent payments that will become due during 2005. We have a note payable to a Trust with quarterly payments, the first of which was due March 31, 2005. We were also unable to make that payment but we are attempting to negotiate an extension on that note. However, we do not know the outcome of those negotiations at this time. We have also incurred additional debts since December 31, 2004 and we estimate that we will need to raise approximately $10 million to develop our Buen Futuro project prior to production under our existing business plan. As a result, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management’s plans to obtain additional funds, including private placements of stock, a possible Regulation D offering, obtaining short-term loans, seeking suitable joint venture relationships and obtaining long-term debt financing from international development agencies for our Buen Futuro project. We have entered into an agreement for the placement of preferred stock with a Brazilian investment group and are also in negotiations with several international development agencies for long-term financing. However, no cash has been received from the Brazilian group on its commitment, which was due by April 1, 2005, plus a fifteen-day grace period, and the outcome of these matters cannot be determined at this time.

Note B – Summary of Significant Accounting Policies

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

Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities and the depletion expense calculation, useful lives of property and equipment for depreciation, impairment valuations and calculation of any deferred taxes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Reclassifications Certain amounts in the prior years have been reclassified to conform to the 2004 presentation.

Foreign Currency
The functional currency for our foreign subsidiaries is U.S. dollars. The financial transactions, records and statements of these foreign subsidiaries are all measured in U.S. dollars using the effective daily exchange rate. As a result, we have no material currency translation gains or losses. Where the local currency is used to record transactions, any material currency translation gains or losses would be included as an element of comprehensive income in the statement of operations and in the equity section of the balance sheet.

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with a major financial institution. The amount on deposit may occasionally exceed the $100,000 federally insured limit. However, management believes that the financial institution is financially sound and the risk of loss is low. Our prepaid expenses consist of value added taxes refundable and amounts held by third parties pending settlement for purchase of goods or services. We believe that the risk of realization is low. Current risk of any trade receivables from sale of minerals is minimized by the short periods for which any such receivables are outstanding.

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on two areas containing our mining prospects in isolated regions of a foreign country, limited financial capacity of related parties and/or others to continue funding operations and inability to rely on the future stability of the local, regional and national governments in Bolivia. If we are successful in achieving sustained, profitable commercial levels of production in Bolivia, we will need significant quantities of mining equipment and supplies that are presently in short supply or which may be locally unavailable. Weather may also impact mining operations and transportation of heavy mining equipment in many regions of Bolivia. In addition, we sell substantially all of our gold to one buyer; however, gold is marketable throughout the world.

Fair Value of Financial Instruments
Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Cash and Cash Equivalents For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventory Inventories consist of in-process ore and gold inventories.

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and dore. In-process inventories are valued at the lower of average production cost or net realizable value. As of December 31, 2004 and 2003, there was no in-process inventory.

Gold inventories represent processed gold concentrates, dore and ingots. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to us. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2004, we held no gold. At December 31, 2003, we held 1,466 troy ounces of gold inventory with a production cost basis of $318,641.

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

Depreciation totaled $150,122, $113,243 and $101,166 for the years ended December 31, 2004, 2003 and 2002, respectively.

Costs associated with the acquisition and development of mining prospects are capitalized on a property-by-property basis. Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probably reserves are expensed. When it otherwise becomes probable that infrastructure costs will not be recoverable, they are impaired. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred. These costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces of proven and probable reserves.

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tons of ore that are expected to be mined divided by the total tons in proven and probable reserves in the property. Depletion for the years 2004, 2003, and 2002 was $121,814, $29,133 and $5,515, respectively.

Mineral interests and property Mineral interests include the costs of acquired mineral rights and royalty interests in production, development and exploration stage properties.

Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material.

Our royalty interest consists of a 10% gross royalty on gold production from a single shaft mine operation, which was leased back to UCL with the purchase of the Cangalli properties. As a result of issues that have arisen between the UCL and Bolivian governmental regulators, the UCL is currently enjoined from mining the shaft. We have not allocated any cost to our current royalty interest.

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the UOP method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. Exploration stage mineral interests associated with adjacent production stage property are amortized on a straight-line basis over the period that we expect to convert, develop or further explore the underlying properties.

Long-Lived Assets
We follow Statement of Financial Standard (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of gold to the customer and when the collectibility of sales proceeds is assured. Production costs of gold sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. In September 2002, we began mining operations at our Cangalli gold mine. In June 2004, operations were suspended at the Cangalli gold mine due to the previously discussed issues that had arisen between the UCL and Bolivian governmental regulators.

Reclamation and Remediation Costs (Asset Retirement Obligations)
We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In our current Bolivian operations, we do not have a legal or contractual obligation for reclamation or remediation of our mines after mining has ceased. As a result, the adoption of SFAS No. 143 does not currently have a material impact on our financial position, results of operations or cash flows. However, once development of our Buen Futuro property begins, we expect to incur asset retirement obligations based on the metal extraction methods planned.

Stock Based Compensation
We account for stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”) for employee and directors. Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options granted to employees and directors with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Accounting for Stock Based Compensation, SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123". For equity instruments granted to consultants, we apply fair value accounting as prescribed by SFAS No. 123.

Had additional compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS No. 123, our net loss and net loss per share for the years ended December 31, 2004, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

Net income (loss):
	2004	2003	2002
Net (loss):
As reported	$(5,877,951)	$(6,519,054)	$(12,272,389)
Officer compensation expense	-	-	(1,725,000)

Pro forma	$(5,877,951)	$(6,519,054)	$(13,997,389)

Basic and diluted net (loss)per share:
As reported	$(.01)	$(.02)	$(.05)
Pro forma	$(.01)	$(.02)	$(.06)

In 2004 and 2003, no options were issued. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, if any.

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

Beneficial Conversion Feature of Debentures
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. By December 31, 2003, all debenture holders had exercised the conversion provision of their securities and converted outstanding principal and interest in the amount of $5,368,312 into 142,435,310 restricted common shares of Golden Eagle stock. As of December 31, 2004, there were no debentures or accrued interest on debentures outstanding.

Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by any shares, which could have been repurchased by us with the proceeds from the exercise of the options. Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive.

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
During 2004, 2003 and 2002, we paid cash for interest of $79,188, $58,331 and $53,137 respectively. Non-cash investing and financing transactions during the periods consist of the following:

2004
Accrued interest converted to stock	$ 600,066
Principal amount of notes converted to stock	473,204
Stock issued for mill and plant	3,600,000
Refinance of debt	995,800

2003
Beneficial conversion interest added to equity	$ 337,186
Accrued interest converted to stock	902,925
Principal amount of debentures and notes converted to stock	4,465,387
Stock issued for mineral prospect	97,610

2002
Beneficial conversion interest added to equity	$ 1,777,336
Accrued interest converted to debt	232,830
Liabilities assumed on acquisition of mineral prospect	175,000
Common stock issued to acquire mineral prospect	394,450
Cashless exercise of stock options	2,281,189

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

Comprehensive Income
There are no adjustments necessary to the net loss as presented in the accompanying statement of operations or statement of stockholders’ equity to derive comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Effect of New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R “Share-Based Payment,” a revision to FASB No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS No.123R will be effective for interim periods beginning after December 15, 2005. We are currently determining what impact the proposed statement would have on its results of operations and financial position.

The FASB has proposed FASB Staff Position No. FAS 109-a, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the “ACT”) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under FASB No. 109. The FASB staff believes that the domestic manufacturing deduction’s characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with FASB No. 109 and not as a tax rate reduction. This provision of the Act is not expected to have an impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on our financial statements once adopted.

In December 2004, the FASB issued SFAS No. 152, which amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on our financial statements once adopted.

In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on our financial statements once adopted.

Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests are presented on the balance sheet with the total of related depletion and impairment aggregated for mining and equipment assets. An analysis of our mining properties follows:

	2004	2003

Mine development costs	$529,618	$404,322
Mineral interests (see below)	1,827,301	1,766,511
Total mineral interests and development costs	2,356,919	2,170,833
Less:accumulated impairment of development costs	(322,404)	-
Less: accumulated impairment of mineral interests	(470,000)	-
Less: accumulated depletion	(184,443)	(54,605)

Net	$1,380,072	$2,116,228

Our mining equipment consists of the following:

	2004	2003

Machinery and equipment	$1,182,030	$1,064,771
Replacement materials and parts	101,461	84,048
Tools	10,912	10,629

Total mining equipment	1,294,403	1,159,448
Less: accumlated depreciation	(520,706)	(426,303)
Less: accumulated impairment	(120,000)	-

Net	$653,697	$733,145

Our Cangalli mine costs of infrastructure development costs and the processing plant as follows:

	2004	2003

Mine development costs	$ 529,618	$404,322
Processing plant and land	84,604	66,114
Less: accumulated impairment & depletion	(529,618)	-

Net	$ 84,604	$470,436

Mine development costs consist primarily of the block caving, TPS and mine infrastructure costs. These costs were being amortized as depletion expense based on the ratio of tons of ore mined divided by estimated tons of ore accessible by currently developed mine infrastructure.

In 2004, we recorded an impairment in the amount of $322,404 in mine development costs and $470,000 of mineral interests relating to the temporary cessation of operations at our Cangalli mine. Our outside Bolivian counsel has advised us that we have an 80% probability of resuming production within five years. As a result of the impairment, we reduced the carrying costs related to the mine to a fair value based on discounted expected cash flows from expected revenues based on our remaining reserves less carrying and additional development costs to bring the mine back into production. In addition, we impaired our mining machinery and equipment based on discounted estimated comparable values by $120,000. The 2002 impairment of $88,010 was based on an appraisal on mining equipment. Total impairment charge was $912,404, $-0- and $88, 010 for the years ended December 31, 2004, 2003 and 2002, respectively

Our mineral interests consist of the following specific properties:

	2004	2003

Precambrian mineral interests	$736,500	$725,000
Cangalli mineral interests	1,090,801	1,041,511

Total	$1,857,301	$1,766,511

Our mineral interests are in the following stages:

	2004	2003

Mineral interest:
Production stage	$5,549	$4,877
Development stage	87,041	76,500
Exploration stage	1,734,711	1,685,134

Total	$1,827,301	$1,766,511

Our mineral interests adjacent to the Cangalli mine have been subject to amortization. The amortization was $72,703 in 2004 and $12,477 in 2003 based on the allocated value of $876,867 amortizable over 34 years, the originally expected development life.

On July 2, 2002, we acquired the Cangalli mining property from UCL, a mining cooperative. The purchase price, capitalized as mineral properties, includes the following components:

Cash	$300,000
Obligations assumed and payable over
approximately four years	175,000
Prior contract payments	70,000
Common stock issued	417,047

Total	$962,047

In June 2003, we acquired 100% of the Buen Futuro mining property located adjacent to Golden Eagle’s other landholdings in the Precambrian Shield. The purchase price was capitalized as mineral properties and includes the following components:

Cash paid	$50,000
Contract payable in cash	200,000
Common stock issued	75,000
Contract payable in common stock	100,000

Total	$425,000

The Buen Futuro property consists of 2,500 acres and contains proven and probable reserves of gold and copper. We have paid cash of $50,000 and stock valued at $75,000 through 2004. We are obligated to pay $100,000 in cash and $25,000 in stock on March 31, 2005 and $100,000 in cash and $75,000 in common stock due on September 30, 2005. We extended our March 31, 2005 obligation by agreeing with the seller to add an additional $25,000 to our payment obligation, creating a total obligation of $125,000, payable in 10 equal monthly payments of $12,500 beginning May 1, 2005.

The amounts of cash and common stock due on Cangalli and Buen Futuro as of December 31, 2004 are as follows:

2005	$300,000
2006	77,359

Total	$377,359

In June 2004 we acquired the Gold Bar mill and plant, currently non-operating, to be shipped to Bolivia and used to process gold and copper ore at the Buen Futuro prospect. We exchanged 30,000,000 shares of common stock for the mill and valued the transaction at $3.6 million based on the trading price of the stock on the day of closing. Our engineers estimate that dismantling, shipping and re-erecting the plant at Buen Futuro will cost approximately $3.5 million.

Note D – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2004 and 2003 as follows:

	2004	2003

Bank note payable, interest at prime plus 3%. Interest due monthly until June 29, 2004 when principal and unpaid interest are due. Secured by certain assets of relatives of a former officer, and 13.5 million shares of Company stock of the former officer. We were relieved of the debt by the Seydler Trusts, the guarantor, in full in December 2004.	$-		$995,800

Note payable to the Seydler Trusts, interest at 8% per annum, payable monthly, unsecured by us but guaranteed with our stock owned by certain outside shareholders, quarterly principal reductions of $250,000 beginning March 31, 2005, until paid in full. The note is currently in default.	995,624		-

Note payable to a relative of a former officer, interest at 10.5%, unsecured, originally due June 30, 2003, personally guaranteed by the former officer and spouse, note and accrued interest converted to our common stock in December 2004.		-	450,000

Loan from a former employee and director, interest at 8%, unsecured, due on demand. This note and accrued interest was converted to our common stock during December 2004.		-	23,204

Interest bearing payable to an officer and director of ours, secured by our aircraft located in Bolivia, 12% interest per annum, due on demand.	23,967		-

Total Loans and Notes	1,019,591		1,469,004
Less: Current maturities	(1,019,591)		(1,469,004)
Non-current maturities	$-		$-

Our officers made various other short-term loans with weighted average interest rates of 15% per annum. Amounts loaned and repaid during 2004 amounted to $167,000. These notes all have a $-0- balance as of December 31, 2004.

On March 31, 2005 we had a principal payment of $250,000 come due on a note to the Seydler Trusts. We were unable to make that payment and are in default. We are in the process of renegotiating that principal payment with these Trusts, but we cannot assure that they will accept our new proposed terms and conditions.

Note E – Income Taxes

We have not recorded an income tax provision for 2004, 2003 or 2002 due to continued net operating losses.

The following is a reconciliation of the provision for income taxes to income before income taxes computed at the federal statutory rate of 34%:

	2004	2003	2002
Income tax (benefit) at the federal statutory rate	$(1,999,000)	$(2,200,000)	$(4,173,000)
State income taxes, net of federal benefits	(133,000)	(261,000)	(48,000)
(Deductible) nondeductible expenses	322,000	(709,000)	3,540,000
Non-U.S. taxes	306,000	239,000	134,000
Effect of net operating loss	1,504,000	2,931,000	547,000

Net	$-	$-	$-

Deferred tax assets and liabilities are as follows:

	2004	2003	2002
Deferred tax asset:
Net operating loss	$3,929,500	$4,821,000	$2,129,000
Valuation allowance	(3,929,500)	(4,821,000)	(2,129,000)

Net	$-	$-	$-

The change in the deferred tax asset valuation allowance as of December 31, 2004 is as follows:

Valuation allowance:	2004	2003	2002
Beginning valuation allowance	$(4,821,000)	$(2,129,000)	$(1,630,000)
Change in allowance	892,000	(2,692,000)	(499,000)

Ending valuation allowance	$(3,929,500)	$(4,821,000)	$(2,129,000)

The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss (“NOL”) carry forward. We had NOLs of approximately $11.6 million, $7.5 million and $6.3 million at December 31, 2004, 2003 and 2002, respectively, which expire in 2006 through 2024. These NOLs are subject to annual utilization limitations due to prior ownership changes.

Note F – Stockholders’ Equity

Preferred Stock
Our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock. In 2005, we designated 3,500,000 shares stock as non-voting Series A convertible preferred stock. Dividends accrue at 8% per year. Preferred shares and accrued interest are convertible into common stock at the rate that is contingent upon the future trading price of common shares. We may redeem at its election after December 31, 2006 any or all of the Series A preferred shares at $1.00 per share. No preferred shares have been issued.

Common Stock
During 2002, 32,066,314 shares of common stock were sold to various individuals in a private placement at prices ranging from $.03 to $.12 per share for total proceeds of $1,337,211. During 2002, 6,400,870 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.03 to $.275 for total value of $1,033,745. During 2002, we issued 4,600,000 shares of common stock at prices from $.05 to $.135 (trading price on the date of issue) per share to an individual in exchange for accrued interest of $475,500. On July 2, 2002, 3,944,500 shares of common stock was issued to the owners of the UCL cooperative as a portion of the payment to acquire mining interests at $.10 per share for a total value of $394,450. On March 20, 2002, our Board of Directors granted options to our President and CEO to purchase 25,000,000 common shares of our stock at $0.075 per share, for a one-year period. In addition and as further described below, on that same date the Board granted options to a former Executive Officer to purchase 20,000,000 common shares of our stock also at $0.075 per share, for a one-year period. The two transactions were valued at $2,098,000 using the intrinsic method for the president’s options and Black-Scholes fair valuation method for the former employee’s options. The options were converted to common stock by the holders using a cashless exercise and accounted for with variable accounting. During 2002, we recorded the aggregate intrinsic value of the beneficial conversion feature, including the conversion of interest, in the amount of $1,777,336.

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

During 2004, 35,364,384 shares of common stock were sold to various individuals in a private placement at prices ranging from $.025 to $.11 per share for total proceeds of $1,479,069. During 2004, 4,812,312 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.042 to $.177 for total value of $253,268. During 2004, 9,207,623 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.043 to $.185 for total value of $643,960. During 2004, we issued 13,334,484 shares of common stock at a price of $.045 per share to individuals in exchange for accrued interest of $600,066 and issued 10,515,649 shares at $.045 to individuals for the conversion of notes payable to common stock valued at $473,204. We also issued 1,000,000 shares at a price of $.042 as a loan renewal fee valued at $42,000. During, 2004, we issued 30,000,000 shares at a price of $.12 per share for a total of $3,600,000 for the acquisition of the Gold Bar mill and plant located outside of Eureka, Nevada which we anticipate we will move to our Buen Futuro claim in Bolivia. Since the stock is currently redeemable in exchange for the return of the mill, the value of the stock has been reclassified outside of the stockholders’ equity until the redemption feature is extinguished. The stock issued remains validly outstanding. We are currently negotiating with the seller of the mill to eliminate this redeemable feature. During 2004, we recorded a reduction of shares that had been recorded as services in error in prior years but never issued. During 2004, an officer voluntarily returned shares that had been recorded as expense in 2003.

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

On August 9, 2004 we filed an S-8 registration statement with the SEC to issue up to 20 million shares at the direction of the Board of Directors for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock.

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

Non-qualified stock options
As described in part above, on March 22, 2002, we adopted a non-qualified stock option plan for our president and former president under which we granted options to purchase 25,000,000 and 20,000,000 shares of common stock, respectively. A total of $2,098,000 in compensation was recorded at the time of the granting of the options. The options were exercisable for $.075 per share for a period of one year. The Plan provided that the recipients could elect to pay for the shares in cash or from proceeds of the sale of a portion of the shares acquired from the exercise of options (cashless exercise). On December 30, 2002, the recipients exercised their options to purchase an aggregate of 24,456,523 shares of our common stock. To pay for the shares, the individuals exchanged, in a like-kind, share-for-share exchange, a total of 6,456,523 shares at a price of $0.284 per share for a total of $1,833,653. The net effect was the issuance of 18,000,000 shares of common stock to the individuals for which we recorded compensation of $5,112,000. On March 20, 2003, the recipients exercised their options to purchase an aggregate of 20,543,477 shares of our common stock. To pay for the shares, the individuals exchanged, in a like-kind, share-for-share exchange, a total of 8,279,021 shares at a price of $0.284 per share for a total of $2,351,242. The net effect was the issuance of 12,264,456 shares of common stock for which we recorded compensation of $2,281,183. This additional compensation was recorded in 2002 though the shares were issued in 2003.

No options were granted, exercised or outstanding during 2004. A summary of the options granted to purchase common stock and other changes in options during the years ended December 31, 2003 and 2002 are presented below:

December 31,	2003

	Number of Options	Weighted Avg. Exercise price

Outstanding at beginning of year	20,543,477.075
Granted	-	-
Cancelled	-	-
Exercised	20,543,477.075

Outstanding at year end	-	-

Weighted Avg. value of Options granted	20,543,477.075

Weighted Average remaining contractual life of options outstanding as of year end	N/A	N/A

December 31,	2002

	Number of Options	Weighted Avg. Exercise price

Outstanding at beginning of year	-	-
Granted	45,000,000.075
Cancelled	-	-
Exercised	24,456,523.075

Outstanding at year end	20,543,477.075

Weighted Avg. value of Options granted	20,543,477.075

Weighted Average remaining contractual life of options outstanding as of year end	N/A	79 days

Assumptions used in valuing the stock options are as follows:

For the year ended December 31,	2003	2002

Expected dividend yield	-	-
Expected price volatility	-	354%
Risk-free interest rate	-	5.0%
Expected life of options	-	12 months

Total amounts expensed to compensation for the issuance of options were $-0-, $-0- and $7,393,189 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note G – Related Party Transactions

From 1994 through 1999, a former officer and current major stockholder advanced funds to us on an unsecured basis at 8%. On December 31, 2004, this individual agreed to convert all outstanding principal of $23,304 and accrued interest of $2,755 to common stock at $.045 per share that was the closing market price on the day the stock was purchased in the form of a private placement for 576,881 shares.

During 1996, notes payable totaling $450,000 at an interest rate of 10½%, were issued to a relative of a former officer. The notes were unsecured but personally guaranteed by the former officer and spouse. On December 31, 2004, this individual agreed to convert all outstanding principal of $450,000 and accrued interest of $597,296 to 23,273,252 shares of common stock at $.045 per share, which was the closing market price on that day.

From 1995 through 1999, relatives of a former officer advanced funds to us on an unsecured basis at 12%. On December 1, 2003, the holder of the note agreed to convert all outstanding principal of $629,062 and accrued interest of $436,292 to 5,607,129 shares of common stock at $.19 per share, the closing market price on that day.

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2004, the outstanding balance of these advances totaled $456,783. However, as of December 31, 2004, we also owed the president $456,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation, at $60,000 each year in a cashless bonus. Additionally, in 2001 the president had forgiven $443,772 in compensation that was due to him. Additionally, during 2003 and 2004 the president forgave $36,457 and $60,000 respectively.

In 2003, we purchased the Buen Futuro property from a relative of our consultant and reserve estimation geologist.

Due to the fact that our officers are called upon to be away from home for relatively long periods of time due to the distances between our head offices in the U.S. and our work areas in Bolivia, we developed a long-standing policy of allowing spouses of our officers to accompany the officer on selected traveling assignments., We recorded a compensation expense for this travel of $7,300 during 2004.

Note H – Commitments and Contingencies

Contingencies Resulting from Litigation

Litigation in Bolivia
Litigation in Bolivia against a former employee was resolved in 2002 in our favor. We had accrued a contingent liability of $275,804 and recorded that amount as other income during 2002.

Litigation in US
During 2004, we became party to a lawsuit filed in the District Court for the City and County of Denver, Colorado, entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. The subject matter of that suit involved stock transactions that took place at the end of 1995 and the beginning of 1996, which were authorized by Ronald A. Knittle, a former officer and director.

On March 2, 2004, we filed a Motion to Dismiss plaintiff’s complaint. Two out of three of plaintiff’s causes of action were dismissed at that time. Subsequently, the Court granted the plaintiff’s Motion to Amend the Complaint and allowed plaintiff to add two additional causes of action, increasing Golden Eagle’s potential exposure in the lawsuit.

In order to avoid further litigation, we settled the suit with the plaintiff on January 5, 2005. Subsequently, we issued 50 million shares of our restricted common stock to the plaintiff. In 2004, we recorded the value of the stock on the day of settlement, $2,050,000, as a liability and expense.

Office Leases
On October 30, 2002, we entered a one-year lease of an office in Draper, Utah for $1,920 per month. Since November 2003 we have leased the offices on month-to-month basis and no new lease has been executed. Rent paid for the office during 2004, 2003 and 2002 was $22,733, $22,574, and approximately $14,000 respectively. On January 1, 2005 we entered into a six-month lease for the Draper office at $1,920 per month.

During June 2003, we entered into a two-year office lease in La Paz, Bolivia at $1,700 per month. Rental expense paid for the office was approximately $20,000 per year in 2004, 2003, and 2002. During 2004 we relocated our Bolivian headquarters to Santa Cruz. On August 1, 2004 we entered into a new lease in La Paz for $420 per month. This lease runs through July 31, 2005. On July 1, 2004, we also entered into a lease for an office in Santa Cruz, Bolivia for $500 per month. This lease runs through June 30, 2005.

Our leases are summarized as follows:

Location	Size	Monthly Rent	Lease Expiration
Salt Lake City, UT	2,000 square feet	$1,920	June 30, 2005
Santa Cruz, Bolivia	350 square meters	500	June 30, 2005
La Paz, Bolivia	186 square meters	420	July 31, 2005

		$2,840

Other Commitments
Under our agreement with the seller of Buen Futuro, Golden Eagle has agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. To date, Golden Eagle has also agreed to invest $1 million in exploration of Buen Futuro by 2006.November 23, 2006. Golden Eagle has expended approximately $140,000 under the agreement. Also in the agreement, Golden Eagle has committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. The purchase of the Gold Bar mill and plant during 2004, which was recorded in the amount of $3,600,000, satisfies this commitment, if and when we ultimately commence production at Buen Futuro.

In order to relocate the Gold Bar mill and plant to Buen Futuro and to develop Buen Futuro to the point it can begin production, we estimate we will need to raise and spend approximately $10,000,000 As part of those costs, we entered into an agreement with Western States Engineering to provide engineering services relating to the dismantling, shipping and re-erection of the Gold Bar mill and plant on our Buen Futuro concession in Bolivia. Employees of Western States agreed to accept 5 million shares of Golden Eagle’s common stock registered pursuant to Regulation S-8 under the Securities Act of 1933 and in accordance with the Golden Eagle International Inc. 2004 Employee and Consultants Stock Compensation Plan. As of December 31, 2004, we had issued 2,730,000 shares under this to engineers as part of this agreement. The value of these shares of $192,010 was expensed as development costs. Western States estimated that approximately 50% of its work had been completed as of December 31, 2004. An additional 2,270,000 shares under this agreement will be issued during 2005.

We plan to return Cangalli to full production if possible and we estimate the cost will approximate $300,000.

Should we not be able to raise sufficient funds to pay for these costs, the values of our investments in the Cangalli and Buen Futuro projects currently amounting to an aggregate of 2,356,919, less an impairment during 2004 of $792,404, may be subject to substantial impairment in a future period.

Note I – Subsequent Events (Unaudited)

Private Placements Subsequent to Year-End
We sold private placements of common stock during the first quarter of 2005 to five accredited investors. Through March 16, 2005, we received $123,500 in private placement proceeds in exchange for 4,940,000 shares of restricted common stock ($.025 per share). In addition,in 2005, we issued 4,383,947 shares of common stock to 13 individuals as compensation for work for 2004 services valued at $182,003. Of this amount, 2,900,000 shares or $113,100 was recorded as a liability and expense in 2004. The shares were valued at the closing market price of our stock on the date of grant.

On March 10, 2005, we entered into an agreement to issue up to 3,500,000 shares of our Series A Convertible Preferred Stock to one accredited investor, Polion do Brasil, S.A. (“Polion”), a Brazilian investment group. Pursuant to the terms of the subscription agreement, Polion agreed to purchase 3,500,000 shares of Series A Convertible Preferred Stock for a price of $1.00 per share, of which not less than $350,000 per month will be invested on or before the first day of each month commencing April 1, 2005, with a grace period of fifteen (15) days thereafter. We have not yet received any investment from Polion and we have not yet issued any shares.

There is no penalty for Polion failing to make the first investment. Thereafter, if Polion fails to make any subsequent investment it may lose the right to make any further investment. The conversion terms for the series A Stock will vary based on the trading price of the common stock.

Subsequent to December 31, 2004, we have received short-term loans from existing officers, directors and shareholders totaling $190,000 to cover operating expenses.

Note J – Quarterly Data (Unaudited)

The following is a summary of selected quarterly financial information for 2004.

	2004
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$367,971	$533,015	$228,037	$193,034
Operating (loss)	(526,288)	(450,136)	(951,929)	(1,676,623)
Net (loss)	(570,011)	(495,169)	(999,936)	(3,812,835)
Basic and diluted net (loss) per share	(.00)	(.001)	(.002)	(.01)
Weighted average shares outstanding	465,752,440	477,224,426	510,186,591	523,068,999
Closing price of common stock	$.155	$.100	$.075	$.042

	2003
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$137,196	$226,740	$631,325	$310,729
Operating (loss)	(987,350)	(1,112,593)	(596,218)	(968,241)
Net (loss)	(1,575,826)	(1,726,849)	(1,714,727)	(1,500,753)
Basic and diluted net (loss) per share	(.006)	(.006)	(.005)	(.004)
Weighted average shares outstanding	260,126,841	295,417,961	311,949,369	330,118,355
Closing price of common stock	$.182	$.160	$.187	$.210