Form 10-Q
period 2005-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2005-05-23
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2005

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

[ ] Yes [ X ] No

At March 31, 2005, there were 626,138,155 shares of common stock outstanding.

TABLE OF CONTENTS

Part I- FINANCIAL INFORMATION

Item 1.	Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F(1-7)
           Exhibits:
                   a. Financial Statements

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . F(4-7)

Item 2.	Management’s Discussion and Analysis of Financial Condition. . . . . . . . . . . .3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . 13

Item 4.	Controls and procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings. . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . . . . . . . .14

Item 6.	Exhibits:. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17-19
                  a. Exhibits required by Item 601 of Regulation SK:    Certifications 31.1,31.2, 32.1,32.2

Signatures                                                                                              2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited Financial Statements for the three months ended March 31, 2005 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

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

Company classification properties and discussion

We own mineral prospects in Bolivia that we believe are prospectively valuable for mineral operations. These include:

                  The Tipuani-Cangalli prospects, and

                  The Precambrian Shield properties.

        These prospects are described in more detail in our Form 10-K report for the year ended December 31, 2004. Although we have achieved production of gold in the past from our Cangalli prospect, none of our prospects have been in production since June 2004. As described in more detail below, we continue have significant working capital deficits, negative cash flow, and losses from operations and we are dependent on third party investment.

Liquidity and capital resources
Working capital situation

        Through March 31, 2005 and subsequently, Golden Eagle has had significant working capital deficits. Exceeding $(1,800,000) at March 31, 2005 (as compared to a working capital deficit of approximately $(1,330,000) at December 31, 2004. We have been able to finance a portion of our operations through private placement stock offerings and (during the first three quarters of 2004) the sale of gold. Nevertheless, this situation of continuing negative working capital and an inability to pay our bills as they become due has created difficulty for us in meeting our obligations and continuing our operations, and has resulted in our auditors issuing a going concern qualification in their report on our financial statements.

        As of March 31, 2005, we have a number of obligations outstanding including accounts payable to vendors, notes payable to related parties and non-related parties and accrued payroll. We are either current with all vendors or we are working closely with them on payment arrangements. Since the suspension of operations at Cangalli we have taken steps to reduce our cash expenditures to the minimum amount possible.

        At March 31, 2005, our working capital deficit increased (that is, our working capital decreased) primarily as a result of increasing current liabilities, including:

o	Accrued expenses and accounts payable of $384,327, compared to $191,537 at December 31, 2004, of which $62,849 is more than 60 days past due.

o	The current portion of notes payable of $1,090,442, including:

»	a short-term loan from the Seydler Trusts of $995,624, which matures on December 29, 2005. As of March 31, 2005 we owed $13,676 in accrued interest and a $250,000 principal reduction all of which were past due. The note requires us to make $250,000 principal reductions each quarter during 2005 until the note is paid in full. We are currently working on arrangements to pay the past due interest and renegotiate the payment schedule for the principal reductions. We cannot however offer any guarantees that we will be successful in renegotiating this note.

»	two short term notes totaling $70,000 from shareholders with one note in the amount of $50,000 with an interest rate of 15% payable in our stock and the second in the amount of $20,000 with an interest rate of 8%.

o	We also entered into new notes payable totaling $130,000 during the first quarter 2005 with three officers and directors of the company. These notes accrue interest at 15% per annum.

o	We also have a note payable in the amount of $24,818 payable to an unrelated company that employs our Chief Operating Officer, Ronald Atwood. The note was for the purchase of an aircraft and accrues interest at 12% per annum. None of these notes are past due at the present time.

o	Accrued interest payable of $21,013, an increase from $4,701 at December 31, 2004.

o	Contract payable of $275,000 relating to the purchase of the Buen Futuro concession, a decrease from $300,000 at December 31, 2004. The decrease was the result of a $25,000 payment in stock during the period. As of March 31, 2005 an additional $100,000 in cash was due on this contract, which we were unable to pay. We are currently negotiating with the seller to extend this payment out over ten months beginning May 1, 2005 and to add a $25,000 penalty. If the seller accepts our proposal (which cannot be assured), our resulting payment obligation would be $12,500 per month.

        As is apparent from the foregoing discussion, many of our current obligations are past due, and the other party to the contracts could declare us to be in default. Consequently, our working capital situation remains the most critical issue facing us. We will continue our efforts to finance our working capital deficit, our negative cash flows from operations and investing activities through equity transactions with accredited investors and through long-term financing, although we can offer no assurance that we will be able to do so.

        In the past we have been able to use our revenues from gold production, which have exceeded the costs of extraction, as a means of reducing our working capital deficit. Since we have suspended operations at Cangalli and sold all gold remaining in inventory, we can no longer rely on gold revenue to help finance our working capital deficit. All financing of our working capital deficit for the foreseeable future will need to come from the raising of cash through private placements with accredited investors, the payment of stock for services, short and long term debt or other financing sources. Some of these sources will further dilute our shares of common stock.

Capital commitments

        Golden Eagle has certain significant capital commitments. These commitments include:

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006; and

o	Our obligation to pay mining claim fees to the Bolivian Government over the next five years in order to maintain our mining concessions. All mining claim payments have been made for 2005. In subsequent years these fees will amount to approximately $70,000 per year with our existing claims ; and

o	Our obligation to pay $138,000 of the debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $60,641 leaving a balance of $77,359. Pending the outcome of the dispute between with the cooperative and the Bolivian government relating to unpaid pension obligations by the UCL, we have suspended all payments on this debt. This debt is included in accounts payable; and

o	Our commitment to purchase, dismantle, ship and re-erect the Gold Bar mill to Bolivia will cost approximately $3,500,000 in addition to the shares of our restricted common stock used for the purchase of the assets.

o	Our commitment to recommence production at Tipuani that we expect will cost between $500,000 and $1,000,000 if we are required to build a new mine and plant.

        We also had a commitment to make $2 million in production expenditures for the Buen Futuro prospect by May 15, 2005. We believe that we have met this commitment with the acquisition of the Gold Bar plant and other development expenditures. Following is a chart that sets out our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$404,420	$404,420	$-	$-

Other Notes Payable	1,090,442	1,090,442	-	-

Related Party Payable	129,399	129,399	-	-

Accrued Interest	21,013	21,013	-	-

Building Leases	8,490	8,490	0	-

Contracts Payable	200,000	200,000	0	-

Exploration & Production Buen Futuro	860,000	-	860,000	-

Mining Claim Fees	296,000	-	148,000	148,000

Costs associated with Gold Bar Mill	3,500,000	-	3,500,000	-

Total Contractual Cash Obligations	$6,509,764	$1,853,764	$4,508,000	$148,000

        Clearly, maintaining our properties are high priorities for our cash expenditures and, therefore, we are obligated to prioritize our current capital requirements, leaving some creditors unpaid while others are paid more currently.

        Without third party funding in excess of $7,000,000, it is unlikely we will be able to meet the foregoing commitments. Until we obtain the necessary funding, we are dependent on our ability to negotiate various accommodations from our existing creditors and others to extend payment obligations. Although we have been successful in doing so in the past, we cannot offer any assurance that we will be able to continue to do so in the future.

         Historically we have financed our capital requirements through the sale of our gold production (which ceased in May 2004) and through short-term loans from affiliates and occasionally from non-affiliates, as well as from private placement of our securities to accredited investors. (See, Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds””). During the first quarter of 2005, we raised $131,000 from the sale of 5,290,000 shares of our common stock to accredited investors pursuant to exemptions from the securities registration requirements. We cannot offer any assurance that we will continue to be successful in being able to finance any significant part of our operations from third parties. Our ability to finance our operations will, in the end, be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations, of which there can be no assurance.

        In an effort to obtain a significant amount of financing, we entered into an agreement with Polion do Brasil, S.A (Polion), a Brazilian investment group that had agreed to purchase 3,500,000 shares of our Series A convertible stock. We expected to commence receiving $350,000 per month for ten months from Polion commencing not later than April 1, 2005. We have not received any payments from Polion, and this failure has created additional liquidity problems for us. At this time, Polion continues to inform us that they intend to invest in us, but we consider the agreement to have expired and we are not relying the receipt of any funds from Polion. We will continue to work with Polion to enter into a new funding agreement but we can offer no assurances that we will be able to do so or, if we are able to enter into a new agreement, that Polion will advance funds in accordance with its agreement.

        We also are working to develop new grant and funding sources, which may include funding from the US Trade Development Agency, the Export Import Bank, the Overseas Private Investment Corporation and the Andean Development Fund (CAF). In August 2004, we applied for debt financing for our Buen Futuro project with the Andean Development Corporation located in Caracas, Venezuela, which has expressed a strong interest in financing projects in Bolivia. We are continuing our financing efforts with government and private lenders in the U.S. and Canada as well. While we cannot assure that any potential financing source will provide financing for our Buen Futuro project, we are optimistic about the prospects for such financing.

        Revenues from our Bolivian operations
Commencing in the fourth quarter of 2002 through June 2004, we obtained liquidity for our Bolivian operations through the production and then sale of gold from our Cangalli, Bolivia gold mine. The following table provides information about the cash this production has provided. We have used sales of our gold inventory to defray the costs of our Bolivian operations. We have extracted no gold since June 2004.

Years	Production/Inventory (g/oz)	Grade g/T (m³)*	Revenues

1996-1999	21,000 g (675 oz)	-	$ 161,000

2000-9/30/2002	-	-	-

Fourth quarter, 2002	43,847 g (1,410 oz)	.475	481,620

First quarter, 2003	36,424 g (1,171 oz)	.433	137,196

Second quarter, 2003	37,841 g (1,217 oz)	.424	226,740

Third quarter, 2003	59,728 g (1,920 oz)	.317	631,325

Fourth quarter 2003	39,246 g (1,262 oz)	.403	330,330

First quarter 2004	30,493 g (980 oz)	.412	367,971

Second quarter 2004	33,745 g (1,085 oz)	.984	533,015

Third quarter 2004	-0-	-	228,037

Fourth quarter 2004	-0-	-	193,034

First quarter 2005	-0-	-	-0-

Total Production	302,324 g (9,720 oz)	-	$ 3,270,667

* There is approximately a 2:1 density ratio, meaning that there are approximately two metric tons per cubic meter..

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

        Our ability to achieve maximum production and generate a positive cash flow is subject to a number of risks, certain of which are addressed below in the “Risk Factors” section of our annual report on Form 10-K dated December 31, 2004. Our ability to use our capital stock and other securities to raise working capital and to pay our indebtedness is subject to extensive federal and state regulation. Although we have exerted our best efforts to comply with all applicable regulations, there can be no assurances we have been able to do so. To the extent there may be any non-compliance we may incur certain liabilities. No such claims have, to our knowledge, been asserted to date.

Assets

         As of March 31, 2005, we had total assets of $5,879,573 compared to total assets of $5,893,057 as of December 31, 2004. These assets contain current assets including cash and prepaid expenses, which decreased to $54,466 as of March 31, 2005 from $186,191 as of December 31, 2004. The decrease was the result of a reduction in cash of $43,722, which was used to pay expenses, and a reduction in prepaid expenses of $88,203.

	March 31, 2005	December 31, 2004

Mining equipment	$1,430,403	$1,294,403

Mine development costs	529,618	529,618

Mining properties	1,827,301	1,827,301

Other (office, vehicles and aircraft)	241,212	240,600

Accumulated depreciation and depletion and Impairment	(1,803,427)	(1,785,056)

Fixed assets net	2,225,107	2,106,866

Gold Bar mill and plant	3,600,000	3,600,000

        Fixed assets include mining equipment of $1,430,403, which increased by $136,000 from $1,294,403 as a result of the purchase of mining equipment and parts for the startup of the Buen Futuro operation. The only other significant change in the foregoing was the change in accumulated depreciation, depletion, and impairment, because of increased depreciation through the passage of time. Additionally, as of December 31, 2004 we reclassified the Gold Bar mill and plant, which we had purchased in June 2004 from property and equipment to other assets in the amount of the purchase price of $3,600,000. The reclassification was a result of a clause in the sales agreement which allows Atlas Precious Metals, the seller of the plant, to reverse the sale of the Gold Bar mill and plant and return the stock if we have not removed the plant from the property outside of Eureka Nevada within twelve months from the date of the agreement. Should we fail to remove the assets by this date, Atlas has the right to either allow us to store the assets on site or terminate the agreement and return the purchase price to us. While we believe that Atlas does not intend to terminate the agreement, we cannot guarantee that they will not do so. We are currently negotiating with them to extend the date by which the assets must be removed, however we also cannot offer any assurances that we will be successful in reaching an agreement on extension. As a result of the possibility of the termination of the agreement, we have moved the $3,600,000 purchase price from property and equipment to a non-operating non-current asset section. We have also moved the $3,600,000 that we issued in stock from the additional paid in capital to a mezzanine liability section. If we are able to reach an agreement with Atlas to modify our agreement we will reclassify the $3,600,000 purchase price to property plant and equipment and the corresponding amount to the equity section of the balance sheet.

Stockholders’ equity

         As of March 31, 2005, our stockholders’ equity was $379,393 as compared to ($1,385,872) as of December 31, 2004. The $1,765,265 net increase in stockholders’ equity was primarily the result of $2,050,000 in common shares issued during the first quarter of 2005 as settlement of a lawsuit. The shares were valued at $.041 per share based on market quotes at the date of settlement, February 7, 2005. The expense was accrued as a liability as of December 31, 2004 and reclassified as equity in the quarter ended March 31, 2005.

Results of Operations

        The following sets forth certain information regarding Golden Eagle’s results of operations during the three months ending March 31, 2005 compared with the same period in 2004.

	Three months ended

	March 31, 2005	March 31, 2004

Revenues	$0	$367,971

Production Costs	0	(205,735)

Production Taxes	0	(47,414)

Exploration & Development	(167,834)	(72,925)

General and Administrative	(476,165)	(467,934)

Depreciation and Depletion	(18,907)	(100,251)

Operating Loss	(662,906)	(526,288)

Interest and Other Expense	(25,461)	(43,723)

Net Loss	(688,367)	(570,011)

Net Loss per Share	$(.001)	$(.001)

        During the first three months of 2005, we did not generate any revenues from gold sales as a result of the shut down of our Cangalli operation and the previous sale of all gold held in inventory. During the first quarter of 2004 we generated $367,971 in revenues from gold sales with production costs of $205,735 and production taxes of $47,414. While we hope to one day recommence mining operations at the Cangalli mine we cannot guarantee that we will be able to do so. In order to recommence operations we would need to settle the dispute between the UCL and the Bolivian Government as well incur startup costs of $300,000 to $400,000, which we currently do not have.

        Exploration and development costs increased to $167,834 during the three months ended March 31, 2005 compared to $72,925 during the same period in 2004. The increase in exploration and development costs during 2005 was directly related to our efforts to prepare the Buen Futuro concession for mining, additional geologic surveying and engineering costs related to the teardown, shipment and re-erection of the Gold Bar mill and plant on our Buen Futuro concession.

        General administrative expenses increased to $476,165 during the first three months of 2005 from $467,934 during the first nine months of 2004. We have instituted strict cost controls and reduced our staff following the shutdown of the Cangalli operation. However, general and administrative expenses increased during the first three months of 2005 as we included as general and administrative expenses certain ongoing costs from Cangalli that were classified as production costs during the same period of 2004. As there was no production during the first quarter of 2005 these costs could not be classified as production costs.

        Depreciation and depletion decreased to $18,907 during the first three months of 2005 from $100,251 during the same period 2004. The decrease was due to the fact that the remaining Cangalli mine development costs and a portion of the Cangalli property costs and equipment were impaired as of December 31, 2004 and were no longer subject to depletion and depreciation.

        Interest expense during the first three months of 2005 decreased to $26,612 from $44,010 during the first three months of 2004. This decrease was due to the conversion of two notes payable to our common stock during the fourth quarter 2004. Additional notes payable were entered into during the quarter to unaffiliated stockholders and certain officers and directors. Interest was accrued and expensed on these notes.

        We generated a net loss for the first three months of 2005 of ($688,367), compared to a net loss during the same period in 2004 of ($570,011). This increased net loss is the result of no revenue earned during the quarter and an increase in exploration and development expenses relating to the Buen Futuro concession.

        We do not expect to gain profitability until (if ever) we are able to achieve production at our Buen Futuro prospect. Even if we resume production at our Cangalli prospect (which cannot be assured), we will not achieve corporate profitability since the production will not likely be sufficient to offset our corporate-wide expenses. Even when we were in production, the profitability of the Cangalli operation was not sufficient to offset other corporate losses. We will not be able to move toward production at either prospect without obtaining a significant amount of additional financing – necessary not only to make the expenditures necessary to commence production operations, but also funds necessary to repay our past due obligations. As described above, we cannot offer any assurance that we will be able to achieve the necessary financing.

Plan of operations

        Given our working capital shortages and current world market conditions for commodities, we have set the following priorities for the use of any working capital that may become available:

o	Continuance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $3.4 million during 2005);

o	Finalize debt-financing options in the range of $10 million to $15 million. If we are able to acquire financing within this range (of which there can be no assurance), we expect to use the funds for:

o	The dismantling, shipment and re-erection of the Gold Bar plant on our Buen Futuro prospect at an estimated cost of $3,500,000);

o	The acquisition of mining equipment, operating capital and contingencies inherent in gold and copper mining and processing.

o	Resuming mining operations and reaching sustained production capacity of 375 tons per day from TPS operations in our Cangalli gold mine (at an estimated cost of $300,000 to $400,000) or alternatively up to $1,000,000 if we are obligated to construct a new mining operation outside of our Cangalli prospect). We can offer no timetable as to when we can recommence operations at Cangalli.

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

        In summary, we do not have sufficient liquidity or all of the necessary capital resources to carry out any substantial portion of our objectives as set out above. There is no assurance that we will be able to accomplish all of our objectives as stated above. Our current financial and other challenges, together with the risks associated with exploring for and mining gold in Bolivia, and the current price volatility of gold, all combine and may make it more difficult for us to raise much needed funds on reasonable terms.

Risk factors attendant to Golden Eagle’s operations

        Our operations are subject to significant risks and uncertainties. In making any investment decision regarding our common stock, any shareholder or potential investor should carefully consider the following significant factors and the other factors described in this quarterly report. The risks associated with an investment in our stock are set forth in more detail in our annual report on Form 10-K for the year ended December 31, 2004, and include, but are not limited to;

o	Continued disruption of mining operations at our Cangalli mine and the possibility we will be required to move the mine and plant to an alternate location in order to resume production;

o	Volatility of commodity (gold & copper) prices;

o	Volatility of our stock prices and the lack of an established broad market for our securities;

o	The environmental risks associated with mining activities;

o	The risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular. These risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	The concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian/Buen Futuro acquisition in eastern Bolivia and entered into a joint venture mining operation in the Tipuani Gold District);

o	The significant dependence on management and management’s relative inexperience with certain aspects of targeted planar subsidence mining and other mining operations contemplated in our business, mining and processing plan.

o	Cash flow and working capital deficits and the possible inability to continue to raise necessary financing on commercially-reasonable terms;

o	Dependence upon third party investments and financing;

o	"Going concern" considerations as set out in more detail below;

o	Difficulties in obtaining long term debt financing.

        Prospective investors and current shareholders should also be aware of the following potential developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors, and those listed below, we have not yet produced gold on a company-wide profitable basis.

Impact of inflation and changing prices

        Golden Eagle has not experienced any material impact from the effects of inflation during the last three annual operating periods, 2002, 2003 or 2004, and was not impacted during the first three months of 2005. Bolivian inflation, while astronomical at times during the early 1980‘s, has been relatively stable at less than 10% since 1985, and was 3.9% per annum during 2003. We have however, experienced a significant increase in diesel prices in the Tipuani gold district which limited our ability to benefit from a joint venture mining operation that we entered into following the shut down of our Cangalli mine.

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

Off balance sheet arrangements

None

Going concern considerations

        The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ equity of $379,393 on March 31, 2005 and $(1,385,872) on December 31, 2004, and have incurred substantial losses of ($42,753,281) since our inception and (as described above, significant working capital deficits). Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and (if we obtain the necessary financing, of which there can be no assurance) by commencing mining operations at other claims owned by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not have any market risk sensitive instruments. Since operations in Bolivia are in dollar denominated accounts, we do not believe that we have any material foreign currency risk. Our principal market risk is due to fluctuating gold prices, which directly affect our revenues. The volatility of the market price for our shares directly impacts our ability to raise the capital we need to continue operations and to finance our operating losses. We managed the volatility of gold prices by holding some of our gold production for sale at a later time when we believe that prices will increase. We have not used futures contracts or other methods of hedging to protect ourselves from price fluctuations, and we have no intention of doing so in the near future.

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

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

        Under generally accepted accounting principles, we recognized an expense and a liability for the legal settlement at December 31, 2004 even though we did not enter into the final settlement until January 2005. We did not complete the settlement until February 2005 when we issued the shares to the plaintiff.

Item 2. Unregistered sales of equity securities and use of proceeds

        During the three months ending March 31, 2005, we used our common stock for several purposes, including to raise capital, for services, and for settlement of a lawsuit:

o	We sold a total of 5,290,000 restricted common shares for cash to unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.02 and $.025 per share, to raise $131,000.

o	We issued 2,575,251 shares of common stock valued at $91,290, based on the prevailing market price, of $.0258 to $.039 in exchange for various services provided. The recipients of these shares were all accredited or non-U.S. persons.

o	We issued 3,708,562 shares of our common stock valued at $153,440 for exploration and development of our Buen Futuro concession based on a price of $.034 and $.046. The recipients of these shares were all accredited or non-U.S. persons.

o	We issued 50,000 shares to certain accredited investors to satisfy interest obligations of $3,000 at $.06 per share. o We issued 50,000,000 shares valued at $2,050,000 or $.0410 the prevailing market price on the date of issuance for the settlement of a lawsuit.

o	We also issued 152,439 of common stock valued at $25,000 at a price of $.164 as scheduled payment for the purchase of the Buen Futuro concession to a non-U.S. person. The obligation to issue the stock was recorded at the date of agreement in 2003 based upon contemporaneous market quotes.

        These offers and sales were all accomplished pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and the rules thereunder, without general advertising or other form of public solicitation. In some cases, the recipients of the shares were non-U.S. persons, and Regulation S was also applicable to the transaction. Each of the investors represented to us that they were accredited investors and that they acquired the securities for investment purposes only and without a view toward further distribution. The funds received from these investors were used to satisfy a portion of Golden Eagle’s working capital obligations associated with its exploration, evaluation, plant construction and mine development activities in Bolivia. There was no underwriter involved in these transactions, and no commissions or underwriting discounts were paid.

        The following chart gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Type of Consideration	Securities issued
2004
1st quarter	5,290,000	$131,000	$.02 to $.025	Cash	Common
	2,575,251	91,290	.0258 to.039	Service	Common
	3,708,562	153,440	.034 to.046	Exploration & Development	Common
	50,000	3,000.06		Interest	Common
	50,000,000	2,050,000.041		Settlement	Common
	152,439	25,000.164		Contract payment	Common
Total 2005	61,776,262	$2,453,634	$.02 to $.164

Item 6. Exhibits:

(a)	Exhibits required by Item 601 of Regulation SK

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

GOLDEN EAGLE INTERNATIONAL, INC.

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer May 20, 2005
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Offficer May 20, 2005

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.
Date: May 20, 2005	By: /s/ Terry C. Turner —————————————— Terry C. Turner, Principal Executive Officer 17

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date: May 20, 2005	By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

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

Date: May 20, 2005	By: /s/ Terry C. Turner —————————————— Terry C. Turner President Principal Executive Officer, Director

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

Date: May 20, 2005	By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc. Consolidated Balance Sheets	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash	$7,858	$51,580
Prepaid expenses	46,608	134,611

Total current assets	54,466	186,191

PROPERTY AND EQUIPMENT
Mining equipment and property	1,430,403	1,294,403
Mine development costs	529,618	529,618
Mineral properties	1,827,301	1,827,301
Office equipment	118,672	118,060
Vehicles and aircraft	122,540	122,540

	4,028,533	3,891,922
Less accumulated depreciation and depletion	(1,803,427)	(1,785,056)

Total property and equipment	2,225,107	2,106,866

Plant and mill- idle	3,600,000	3,600,000

Total Assets	$5,879,573	$5,893,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$296,439	$107,981
Accrued expenses	87,888	83,556
Contract payable	275,000	300,000
Other notes payable	1,065,623	995,624
Related party payable	154,217	23,967
Accrued interest payable	21,013	4,701

Total current liabilities	1,900,180	1,515,829

Redeemable common stock	3,600,000	3,600,000
Legal settlement payable in stock	-	2,050,000
Services payable in stock	-	113,100

Total liabilities	5,500,180	7,278,929

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	--	--
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
626,138,155 and 564,361,903 issued and outstanding shares,
respectively	62,613	56,436
Additional paid-in capital	43,070,061	40,622,606
Accumulated (deficit)	(42,753,281)	(42,064,914)

Total stockholders' equity	379,393	1,385,872

	$5,879,573	$5,893,057

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended (Unaudited)

	March 31,	March 31,
	2005	2004

REVENUES	$--	$367,971

OPERATING EXPENSES
General and administration	476,165	467,934
Exploration and development	167,834	72,925
Depreciation and depletion	18,907	100,251
Production	--	205,735
Production taxes	--	47,414

Total operating expenses	662,906	894,259

OPERATING (LOSS)	(662,906)	(526,288)

OTHER INCOME (EXPENSE)
Interest expense	(26,612)	(44,010)
Other, net	1,150	287

Total other income (expense)	(25,461)	(43,723)

NET (LOSS)	$(688,367)	$(570,011)

BASIC AND DILUTED (LOSS) PER SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	604,472,262	465,702,989

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)

	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(688,367)	$(570,011)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	131,532	29,250
Depreciation and depletion	18,907	100,251
Other	1,263	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,519
Decrease in prepaid expense and other costs	89,204	54,053
Decrease (Increase) in inventory	-	(40,159)
Increase (Decrease) in accrued expenses	4,332	(21,256)
Decrease in accounts payable	188,458)	12,814)
Increase in accrued interest	17,164	18,551

Net cash flows (used by) operating activities	(237,507)	(407,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(136,612)	(136,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	130,000	60,000
Repayments to related parties	(603)	(45,000)
Proceeds from other notes payable	70,000	--
Repayments of other notes payable	-	(25,000)
Common stock sold	131,000	494,770

Net cash flows provided by financing activities	330,397	484,770

NET (DECREASE) IN CASH	(43,722)	(59,932)
CASH - BEGINNING OF PERIOD	51,580	127,761

CASH - END OF PERIOD	$7,858	$67,829

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

      Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2004.

      Note B — Organization and Nature of Business

For a complete description of our mineral prospects and the organization and nature of our business, please see our Form 10-K for the year ended December 31, 2004.

      Going Concern Considerations

The 2004 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of March 31, 2005 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. Whether we resolve the cooperative pension issue with the Bolivian Ministry of Labor or begin construction on a new relocated mine and plant or commence operations at Buen Futuro, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Reclassifications

Certain amounts for the three months ended March 31, 2004 have been reclassified to conform to the March 31, 2005 presentation.

      Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of March 31, 2005 we had no dilutive shares.

      Note D – Issuance of Common Stock

During the quarter ended March 31, 2005, we raised $131,000 from the sale of 5,290,000 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 3,383,813 shares of common stock valued at $131,532 in exchange for services provided, 152,439 shares in a $25,000 partial payment on a contract payable, and 50,000 shares valued at $3,000 for interest on a note payable. In addition, we issued shares for obligations previously recognized in 2004: 50 million shares valued at $2,050,000 in settlement of a lawsuit and 2.9 million shares for services valued at $131,100.

   Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Three months ended March 31,

	2005	2004

Issuance of stock in settlement of lawsuit recognized in 2004	$2,050,000	$ -
Issuance of stock in payment of services payable recognized in 2004	113,100
Issuance of stock in partial payment of contract payable	25,000	-
Interest paid in stock	3,000	-

Cash paid for interest for the three months ended March 31, 2005 and 2004 was $7,649 and $25,189, respectively.

       Note F – Notes Payable

We have a note payable of $995,624 payable to two trusts which are also shareholders of our common stock, This note accrues interest at 8% annually and matures on December 28, 2005. As of March 31, 2005 we owed the trusts $13,676 in accrued interest and a $250,000 principal reduction all of which were past due. Additionally the note requires us to make $250,000 principal reductions each quarter during 2005 until the note is paid in full. We are currently working on arrangements to pay the past due interest and to extend the payment schedule for the principal reductions. There is no assurance, however, that we will be able to renegotiate the terms of this note.

We also issued two notes payable to stockholders during the first quarter of 2005 totaling $70,000. Additionally, during the quarter ended March 31, 2005 we borrowed a total of $130,000 from officers and directors pursuant to three notes payable which accrue interest at 15% per annum.

      Note G – Contract Payable

We have a contract payable in the amount of $275,000 for the purchase of the Buen Futuro mining claim. The remaining amount owed is payable in two installments with $100,000 in cash which was due on February 28, 2005, and $100,000 in cash and $75,000 in stock due in September 2005. We are currently negotiating with the seller to extend the terms of the cash payment, which was due on February 28, 2005.

      Note H – Litigation

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

In order to avoid further litigation, we settled the suit with the plaintiff on January 5, 2005. Subsequently, we issued 50 million shares of our restricted common stock to the plaintiff. In 2004, we recorded the value of the stock on the day of settlement, $2,050,000, as a liability and expense. The settlement payable was reclassified as equity during the first quarter 2005 upon issuance of the stock to the plaintiff.