Form 10-Q
period 2005-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2005-08-17
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-23726

GOLDEN EAGLE INTERNATIONAL, INC.

(Exact name of Golden Eagle as specified in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

9661 South 700 East, Salt Lake City, UT 84070

(Address of principal executive offices) (Zip Code)

        Golden Eagle’s telephone number, including area code: (801) 619-9320

12401 South 450 East, Building D-1, Salt Lake City, UT 84020

Former Address if Changed Since Last Report

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

[ ] Yes [ X ] No

At June 30, 2005, there were 673,212,337 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

        The unaudited Financial Statements for the six months ended June 30, 2005 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

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

      Liquidity and capital resources

      Working capital situation.

        Through June 30, 2005 and subsequently, Golden Eagle has had significant working capital deficits exceeding $(1,879,000) at June 30, 2005 (as compared to a working capital deficit of approximately $(1,330,000) at December 31, 2004. During our current fiscal year, we have been obligated to finance our operations through private placements of our common stock to accredited investors and by extension of our payables for as long as our creditors will permit. During fiscal 2004, we were also able to provide some liquidity to our operations through the sale of gold. Nevertheless, this situation of continuing negative working capital and an inability to pay our bills as they become due has created difficulty for us in meeting our obligations and continuing our operations, and has resulted in our auditors issuing a going concern qualification in their report on our financial statements.

        As of June 30, 2005, we have a number of obligations outstanding including accounts payable to vendors, notes payable to related parties and non-related parties and accrued payroll. We are either current with all vendors or we are working closely with them on payment arrangements. Since the suspension of operations at Cangalli in June 2004, we have taken steps to reduce our cash expenditures to the minimum amount possible.

        At June 30, 2005, our working capital deficit increased (that is, our available working capital decreased) primarily as a result of increasing current liabilities, including:

o	Accrued expenses and accounts payable of $506,241, compared to $191,537 at December 31, 2004, of which $156,250 is more than 60 days past due.

o	The current portion of notes payable of $1,261,959, including:

o	a short-term unsecured loan from the Seydler Trusts of $995,624, which matures on December 29, 2005. As of June 30, 2005 we were in default on this loan since we owed $34,770 in accrued interest and $500,000 in principal reduction payments, all of which were past due. The note requires us to make $250,000 principal reductions each quarter during 2005 until the note is paid in full. We are currently working on arrangements to pay the past due interest and renegotiate the payment schedule for the principal reductions. We cannot, however, offer any guarantees that we will be successful in renegotiating this note.

o	two short term notes totaling $95,000 from shareholders with one note in the amount of $50,000 with an interest rate of 15% payable in our stock and the second in the amount of $45,000 with an interest rate of 8% payable on demand.

o	We also entered into new notes payable totaling $130,000 during the first quarter 2005 with three officers and directors of the company. During the second quarter officers and directors loaned an additional $45,000 and were repaid $27,882 in principal. These notes accrue interest at 15% per annum.

o	We also have a note payable in the amount of $24,818 payable to an unrelated company that employs our former Chief Operating Officer.,. The note was for the purchase of an aircraft and accrues interest at 12% per annum. As of June 30, 2005, we owed $6,421 in past due accrued interest on this note which is included in our accrued interest payable amount listed below.

o	Accrued interest payable of $47,826, an increase of $43,125 from $4,701 at December 31, 2004.

o	Contract payable of $265,000 relating to the purchase of the Buen Futuro concession, a decrease from $300,000 at December 31, 2004. The decrease was the result of a $25,000 payment in stock and $10,000 in cash during the period. On March 28, 2005 an additional $100,000 in cash was due on this contract, which we were unable to pay. On May 20, 2005 we entered into an agreement with the contract holder to pay $12,500 per month for ten months beginning June 1, 2005 in order to pay the $100,000 installment, which was due on March 28, 2005. This amount includes a $10,000 per month principal payment and a $2,500 per month penalty interest payment. An additional payment in the amount of $100,000 will be due in September 2005. All payments due under the modified payment schedule have been paid as agreed.

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

        All financing of our working capital deficit for the foreseeable future will need to come from the raising of cash through private placements with accredited investors, using shares of our common stock to pay for services, short and long term debt or other financing sources. Our ability to use our common stock for these financing activities is subject to significant regulation by state and federal authorities. Because of the many factors that are involved in determining whether an exemption from the registration requirements are available, we cannot offer any assurance that the transactions are exempt from registration, although we believe that they are. In addition, because of the current low price of our common stock, any use of our common stock to alleviate our working capital shortages will result in dilution to the other holders of shares of our common stock.

      Capital commitments.

        Golden Eagle has certain significant capital commitments. These commitments include:

o	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006;

o	Our obligation to continue to make payments to the previous owners of the Buen Futuro property, Although we are currently in compliance with the terms of the obligation as renegotiated in June 2005, we do not have any present means of meeting the $100,000 obligation due in September 2005. If we fail to meet that obligation, the previous owners of the Buen Futuro property will be entitled to declare us in default of our obligations and may be able to recover the Buen Futuro property from us unless we are able mend the terms of the contract.]

o	Our obligation to pay mining claim fees to the Bolivian Government over the next five years in order to maintain our mining concessions. To maintain our claim to the mineral rights on the property under our control we must pay the government approximately $.40 per acre per year in mining claims fees. The claim fees on our Buen Futuro claims are approximately $54,000 per year. In order to reduce costs we are currently studying the minimum amount of acreage we must maintain on our Tipuani-Cangalli claims in order to maintain the integrity of our deposit and mine plans. We estimate that we will reduce our claims to approximately 12,000 acres, which will result in a claim fee of approximately $5,000 per year. We do intend to maintain all of our claims in the paleochanel, which we intend to mine and we do not believe that this reduction will limit our production if and when we are able to resume mining in the Tipuani-Cangalli area. The acreage on which we are not planning to renew our claims is primarily a buffer zone that would insulate us from any adjacent claims. All mining claim payments have been made for 2005. In subsequent years these fees will amount to approximately $59,000 per year; and

o	Our obligation to pay $138,000 of the debt owed by the United Cangalli Gold Mining Cooperative, Ltd. (“UCL”) which obligation we assumed in 2002 and as to which we have paid $60,641 leaving a balance of $77,359. Pending the outcome of the dispute between with the cooperative and the Bolivian government relating to unpaid pension obligations by the UCL, we have suspended all payments on this debt. This debt is included in accounts payable; and

o	Our commitment to purchase, dismantle, ship and re-erect the Gold Bar mill to Bolivia will cost approximately $3,500,000 in addition to the shares of our restricted common stock used for the purchase of the assets.

o	Our commitment to recommence production at Tipuani that we expect will cost between $500,000 and $1,000,000 if we are required to build a new mine and plant.

o	Our obligation to pay our accounts payable, outstanding loans, and to finance our working capital deficit in a total amount of approximately $1,879,000 at June 30, 2005.

        We also had a commitment to make $2 million in production expenditures for the Buen Futuro prospect by May 15, 2005. We believe that we have met this commitment with the acquisition of the Gold Bar mill and plant and other developmental expenditures. Following is a chart that sets out our contractual capital commitments discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$506,241	$506,241	$-	$-

Other Notes Payable	1,115,442	1,115,442	-	-

Related Party Payable	146,517	146,517	-	-

Accrued Interest	47,826	47,826	-	-

Building Leases	420	420	-	-

Contracts Payable	190,000	190,000	-	-

Exploration & Production Buen Futuro	860,000	-	860,000	-

Mining Claim Fees	236,000	-	118,000	118,000

Costs associated with Gold Bar Mill	3,500,000	-	3,500,000	-

Total Contractual Cash Obligations	$6,602,446	$2,006,446	$4,478,000	$118,000

        Clearly, maintaining our properties are high priorities for our cash expenditures and, therefore, we are obligated to prioritize our current capital requirements, leaving some creditors on a delayed-payment schedule while others are paid more currently.

        Without third party funding in excess of $7,000,000, it is unlikely we will be able to meet the foregoing commitments through the end of 2005. Unless we obtain the necessary funding, we will continue to be dependent on our ability to negotiate various accommodations from our existing creditors and others to extend payment obligations. Although we have been successful in doing so in the past, we cannot offer any assurance that we will be able to continue to do so in the future. Historically we have financed our capital requirements through the sale of our gold production (which ceased in May 2004) and through short-term loans from affiliates and occasionally from non-affiliates, as well as from private placement of our securities to accredited investors. (See, Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds””). During the first two quarters of 2005, we raised $261,000 from the sale of 15,850,502 shares of our common stock to accredited investors pursuant to exemptions from the securities registration requirements. We cannot offer any assurance that we will continue to be successful in being able to finance any significant part of our operations from third parties.

        Our ability to finance our operations will, in the end, be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations, of which there can be no assurance.

        We also are working to develop new grant and funding sources, which may include funding from the US Trade Development Agency (TDA), the Export-Import Bank (EXIM Bank), the Overseas Private Investment Corporation (OPIC) and the Andean Development Fund located in Caracas, Venezuela (CAF). In August 2004, we applied for debt financing for our Buen Futuro project with OPIC and CAF, both of which have expressed an interest in financing projects in Bolivia. We have been informed by OPIC that it will require a completion guarantee for the entire amount of the loan prior to moving forward on our loan request. We are currently working with several different sources in order to obtain a completion guarantee acceptable to OPIC or CAF. We are also continuing our financing efforts with other government and private lenders in the U.S. and Canada as well. While we cannot guarantee that any potential financing source will provide financing for our Buen Futuro project, we are optimistic about the prospects for such financing.

      Revenues from our Bolivian operations.

        We have had no revenues from our Bolivian operations since June 2004 when we were forced to cease production from our Cangalli prospect because of a local farmer’s strike and then because of legal issues not associated with our operations. We have no assurance when, if ever, we will be able to recommence production from the Cangalli prospect and, therefore, we have concluded that our previously reported reserves for the Cangalli property should be written off.

        Although we have reported mineral reserves for our Buen Futuro prospect, we are currently unable to pursue production from these claims because of a lack of financing. We cannot offer any assurance when, if ever, we will obtain the necessary financing to complete the development of the Buen Futuro prospect which will enable us to commence production.

      Assets

         As of June 30, 2005, we had total assets of $6,387,630 compared to total assets of $5,893,057 as of December 31, 2004. These assets include current assets such as cash and prepaid expenses, Our current assets increased to $202,014 as of June 30, 2005 from $186,191 as of December 31, 2004. The increase was the result of a reduction in cash of $14,353, which was used to pay expenses and an increase in prepaid expenses of $88,203.

	June 30, 2005	December 31, 2004

Mining equipment	$1,429,176¹	$1,294,403

Gold Bar mill and plant	$3,980,000²	$-

Mine development costs	529,618	529,618

Mining properties	1,827,301	1,827,301

Other (office, vehicles and aircraft)	241,212	240,600

Accumulated depreciation and depletion and Impairment	(1,821,690)	(1,785,056)

Fixed assets net	6,185,617	2,106,866

(1)     Fixed assets include mining equipment of $1,429,176, which increased by $134,773 from $1,294,403 as a result of the purchase of mining equipment and parts for the startup of the Buen Futuro operation. The only other significant change in the foregoing was the change in accumulated depreciation, depletion, and impairment, because of increased depreciation through the passage of time.

(2)     Additionally, as of December 31, 2004 we reclassified the Gold Bar mill and plant, which we had purchased in June 2004 from property and equipment to other assets in the amount of the purchase price of $3,600,000. The reclassification was a result of a clause in the sales agreement which allows Atlas Precious Metals (Atlas), the seller of the plant, to reverse the sale of the Gold Bar mill and plant and return the stock if we have not removed the plant from the property outside of Eureka Nevada within twelve months from the date of the agreement. Should we fail to remove the assets by this date, Atlas had the right to either allow us to store the assets on site or terminate the agreement and return the purchase price to us. As a result of the possibility of the termination of the agreement, we reclassified the $3,600,000 purchase price from property and equipment to a non-operating non-current asset section. We also reclassified the $3,600,000 that we issued in stock from the additional paid in capital to a mezzanine liability section. On June 17, 2005 we entered into an amended asset purchase agreement with Atlas wherein any obligation by us to remove the Gold Bar mill and plant within a specified period of time was removed and Atlas may no longer unwind the sale of the mill and plant. As consideration for entering into an amended agreement, we paid Atlas 20,000,000 shares of restricted common stock valued at $380,000. This cost was capitalized as part of the acquisition cost of the mill and plant. As a result of this agreement we reclassified the Gold Bar mill and plant as a fixed asset and reclassified the stock issued for the plant as additional paid in capital from the liability account, “redeemable common stock”.

      Stockholders’ equity.

        As of June 30, 2005, our stockholders’ equity was $4,306,604 as compared to ($1,385,872) as of December 31, 2004. The $5,692,476 net increase in stockholders’ equity was primarily the result of the reclassification of the stock issued for the purchase of the Gold Bar mill and plant and $2,050,000 in common shares issued during the first quarter of 2005 as settlement of a lawsuit. The shares issued as settlement of the lawsuit were valued at $.041 per share based on market quotes at the date of settlement, February 7, 2005. The expense was accrued as a liability as of December 31, 2004 and reclassified as equity in the quarter ended March 31, 2005.

      Results of Operations

        The following sets forth certain information regarding Golden Eagle’s results of operations during the six months ending June 30, 2005 compared with the same period in 2004.

	Six months ended

	June 30, 2005	June 30, 2004

Revenues	$-	$900,986

Production Costs	-	(528,542)

Production Taxes	-	(88,046)

Exploration & Development	(359,954)	(201,770)

General and Administrative	(777,540)	(890,220)

Depreciation and Depletion	(37,598)	(168,833)

Operating Loss	(1,175,093)	(976,425)

Interest and Other Expense	(55,087)	(88,755)

Net Loss	(1,230,180)	(1,065,180)

Net Loss per Share	$(.002)	$(.002)

        During the first six months of 2005, we did not generate any revenues from gold sales as a result of the shut down of our Cangalli operation and the previous sale of all gold held in inventory. During the first two quarters of 2004 we generated $900,986 in revenues from gold sales with production costs of $528,542 and production taxes of $88,046. While we hope to one day recommence mining operations at the Cangalli mine we cannot guarantee that we will be able to do so. In order to recommence operations we would need to settle the dispute between the UCL and the Bolivian Government as well as incur startup costs of $300,000 to $400,000, which we currently do not have.

        Exploration and development costs increased to $359,954 during the six months ended June 30, 2005, compared to $201,770 during the same period in 2004. The increase in exploration and development costs during 2005 was directly related to our efforts to prepare the Buen Futuro concession for mining, additional geologic surveying and engineering costs related to the teardown, shipment and re-erection of the Gold Bar mill and plant on our Buen Futuro concession.

        General administrative expenses decreased to $777,540 during the first six months of 2005 from $890,220 during the first six months of 2004. General and administrative expenses have decreased during the first six months of 2005 as the result of strict cost controls and reduced staff following the shutdown of the Cangalli operation. General and administrative expenses would have decreased further during the first six months of 2005 however, we included as general and administrative expenses certain ongoing costs from Cangalli that were classified as production costs during the same period of 2004. As there was no production during the first quarter of 2005 these costs could not be classified as production costs. These costs totaled $53,112 during the first six months of 2005. Officers and directors did not receive any compensation during the quarter ended June 30, 2005, however, officer salaries were accrued and are included in general and administrative expenses.

        Depreciation and depletion decreased to $37,598 during the first six months of 2005 from $168,833 during the same period 2004. The decrease was due to the fact that the remaining Cangalli mine development costs and a portion of the Cangalli property costs and equipment were impaired as of December 31,2004 and were no longer subject to depletion and depreciation. Certain machinery and equipment was also not depreciated during the period as a result of the shutdown of Cangalli operations and the fact that the equipment did not incur any wear.

        Interest expense during the first six months of 2005 decreased to $61,008 from $89,043 during the first six months of 2004. This decrease was due to the conversion of two notes payable to our common stock during the fourth quarter 2004. Additional notes payable were entered into during the quarter to unaffiliated stockholders and certain officers and directors. Interest was accrued and expensed on these notes.

        We did generate other income in the amount of approximately $5,900 during the second quarter 2005. These funds are generated from the sale of certain surplus items from the Gold Bar mill and plant. These were items that we do not intend to move to Bolivia or use in our future operations. In addition, these items were not included in the valuation of the plant and as such we do not believe they materially affect the total value of the plant. We plan to continue to sell surplus material as it is available and as we find credible buyers.

        We generated a net loss for the first six months of 2005 of ($1,230,180), compared to a net loss during the same period in 2004 of ($1,065,180). This increased net loss is the result of no revenue earned during the two quarters and an increase in exploration and development expenses relating to the Buen Futuro concession.

        We do not expect to gain profitability (if ever) until we are able to achieve production at our Buen Futuro prospect. Even if we resume production at our Cangalli prospect (which cannot be assured), we will not achieve corporate profitability since the production will not likely be sufficient to offset our corporate-wide expenses. Even when we were in production, the profitability of the Cangalli operation was not sufficient to offset other corporate losses. We will not be able to move toward production at either prospect without obtaining a significant amount of additional financing necessary not only to make the expenditures necessary to commence production operations, but also funds necessary to repay our past due obligations. As described above, we cannot offer any assurance that we will be able to achieve the necessary financing.

      Plan of operations

        Given our working capital shortages and current world market conditions for commodities, we have set the following priorities for the use of any working capital that may become available:

o	Continuance of current operations, contractual payments, land patent payments, and general and administrative expenses (which we expect will amount to approximately $3.4 million during 2005) to the maximum extent that our limited resources permit, and negotiation with creditors where necessary;

o	Finalize debt-financing options in the range of $10 million to $15 million. If we are able to acquire financing within this range (of which there can be no assurance), we expect to use the funds for:

o	The dismantling, shipment and re-erection of the Gold Bar plant on our Buen Futuro prospect at an estimated cost of $3,500,000);

o	The acquisition of mining equipment, operating capital and contingencies inherent in gold and copper mining and processing.

o	Resuming mining operations and reaching sustained production capacity of 375 tons per day from TPS operations in our Cangalli gold mine (at an estimated cost of $300,000 to $400,000) or alternatively up to $1,000,000 if we are obligated to construct a new mining operation outside of our Cangalli prospect). We can offer no timetable as to when we can recommence operations at Cangalli.

        Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital. We have successfully raised needed capital in the past; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing.

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

o	Continued disruption of mining operations at our Cangalli mine and the possibility we will be required to move the mine and plant to an alternate location in order to resume production;

o	Volatility of commodity (gold & copper) prices;

o	Volatility of our stock prices and the lack of an established broad market for our securities;

o	The environmental risks associated with mining activities;

o	The risks and difficulties associated with international operations in general, and operations in Bolivia and South America, in particular. These risks include, but are not limited to, political volatility and instability, as well as civil unrest and insurrection;

o	The concentration of our assets in a single area in Bolivia (our Cangalli gold mine) (although we have diversified our land holdings through our Precambrian/Buen Futuro acquisition in eastern Bolivia ;

o	The significant dependence on management and management’s relative inexperience with certain aspects of targeted planar subsidence mining and other mining operations contemplated in our business, mining and processing plan.

o	Cash flow and working capital deficits and the possible inability to continue to raise necessary financing on commercially-reasonable terms;

o	Dependence upon third party investments and financing;

o	"Going concern" considerations as set out in more detail below;

o	Difficulties in obtaining long term debt financing.

        Prospective investors and current shareholders should also be aware of the following potential developments with respect to our operations and the hurdles that we continue to face in successfully accomplishing our business objectives. As a result of foregoing factors, and those listed below, we have not yet produced gold or copper on a company-wide profitable basis.

      Impact of inflation and changing prices

        Golden Eagle has not experienced any material impact from the effects of inflation during the last three annual operating periods, 2002, 2003 or 2004, and was not impacted during the first six months of 2005. Bolivian inflation, while astronomical at times during the early 1980‘s, has been relatively stable at less than 10% since 1985, and was 3.9% per annum during 2003. We have however, experienced a significant increase in diesel prices in the Tipuani Gold District which limited our ability to benefit from a joint venture mining operation that we entered into following the shut down of our Cangalli mine.

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

      Off balance sheet arrangements

      None

      Going concern considerations

        The financial statements accompanying this report have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had stockholders’ equity of $4,306,604 on June 30, 2005 and $(1,385,872) on December 31, 2004, and have incurred substantial losses of ($43,295,094) since our inception and (as described above, significant working capital deficits). Unless Golden Eagle successfully obtains suitable significant additional financing arrangements, or begins generating sufficient revenues from its mining operations, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include the use of private placements of our stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933, obtaining short-term loans, seeking suitable joint venture relationships, and (if we obtain the necessary financing, of which there can be no assurance) by commencing mining operations at other claims owned by us. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        We do not have any market risk sensitive instruments. Since operations in Bolivia are in dollar denominated accounts, we do not believe that we have any material foreign currency risk. Our principal market risk is due to fluctuating gold and copper prices, which directly affect our revenues. The volatility of the market price for our shares directly impacts our ability to raise the capital we need to continue operations and to finance our operating losses. We managed the volatility of gold prices by holding some of our gold production for sale at a later time when we believe that prices will increase. We have not used futures contracts or other methods of hedging to protect ourselves from price fluctuations, and we have no intention of doing so in the near future.

Item 4.     Controls and procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II – OTHER INFORMATION

Item 1.      Legal proceedings

        There are no pending or threatened legal proceedings except as disclosed in Golden Eagle’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2.      Unregistered sales of equity securities and use of proceeds

        During the three months ending June 30, 2005, we used our common stock for several purposes, including to raise capital, for services, and for the amendment of an asset purchase agreement.

o	We sold a total of 9,930,502 restricted common shares for cash to unaffiliated, accredited investors, the majority of whom were existing shareholders, at between $.01 and $.0259 per share, to raise $130,000.

o	We issued 9,772,919 shares of common stock valued at $193,835, based on the prevailing market price, of $.0187 to $.020 in exchange for various services provided. A portion of these shares were issued to non-officer employees in Bolivia and the US as payment for accrued wages.

o	We issued 7,270,7612 shares of our common stock valued at $163,189 for exploration and development of our Buen Futuro concession based on a price of $.019 and $.045. The recipients of these shares were all accredited or non-U.S. persons.

o	We issued 100,000 shares to certain accredited investors to satisfy interest obligations of $2,000 at $.02 per share. o We issued 20,000,000 shares valued at $380,000 or $.019, the prevailing market price on the date of issuance as compensation for the amendment of the Gold Bar Asset Purchase agreement, thus eliminating all references in the agreement that would allow title to the plant to return to the seller in the event the plant was not removed from the premises in a prescribed period of time.

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

        The following chart gives the above information in graphic form:

	Number of Shares	Dollar Amount	Per share price @	Type of Consideration	Securities issued
2005
1st quarter	5,290,000	$131,000	$.02 to $.025	Cash	Common
	2,575,251	91,290	.0258 to.039	Service	Common
	3,708,562	153,440	.034 to.046	Exploration & Development	Common
	50,000	3,000.06		Interest	Common
	50,000,000	2,050,000.041		Settlement	Common
	152,439	25,000.164		Contract payment	Common

2nd quarter	9,930,502	$130,000	$.01 to $.0259	Cash	Common
	9,772,919	193,835	.0187 to.020	Service	Common
	7,270,761	163,189	.019 to.045	Exploration & Development	Common
	100,000	2,000.02		Interest	Common
	20,000,000	380,000.019		Purchase Amendment	Common

Item 5.      Other Information:

Change of auditors

On July 20, 2005 we announced in an 8-K the resignation of our audit firm Gordon, Hughes & Banks. During our two most recent fiscal years, and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. We have authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all financial accounting matters related to Golden Eagle International, Inc. On the same date, we announced the appointment of Chisholm, Bierwolf and Nilson, LLC as our new auditors.

Change in Classification of Properties

We own mineral prospects in Bolivia that we believe are prospectively valuable for mineral operations. These include:

      The Tipuani-Cangalli prospects, and

      The Precambrian Shield properties.

        These prospects are described in more detail in our Form 10-K report for the year ended December 31, 2004. Our Form 10-KSB reports mineral reserves for the Cangalli prospect included in the Tipuani-Cangalli properties and the Buen Futuro prospect included in our Precambrian Shield properties.

        Although we had produced gold from our Cangalli properties through June 2004, we were forced to curtail our operations because of a farmer’s strike and then because of legal issues not associated with our operations (as described in more detail in our Form 10-K). We had expected that we would be permitted to recommence production, but inasmuch as we have been unable to recommence production for more than a year, we have determined that (as of June 30, 2005), it is no longer appropriate to describe the mineralization contained on the Cangalli prospect as “mineral reserves.”

        We continue to believe that the mineralization at the Buen Futuro prospect should be classified as reserves under SEC Guide 7 and industry literature even though we do not presently have the financial capability to put the Buen Futuro prospect into production. We have received an inquiry from the Securities and Exchange Commission questioning the validity of continuing to classify the mineralization on the Buen Futuro prospect as reserves. We are continuing discussions with staff members of the Commission on this point.

Change in corporate offices

On July 28, 2005 we announced the change of address of our corporate offices from

12401 South 450 East, Building D-1Salt
Lake City, UT 84020

to our new offices located at;

9661 South 700 EastSalt
Lake City, UT 84070

All telephone numbers and e-mail addresses will remain the same.

Change in Directors and Chairman of the Board of Directors

On July 1, 2005 Max Staheli resigned from our board of directors. On July 18, 2005, H. Roy Shipes was appointed Chairman of our Board of Directors. Terry C. Turner will continue to serve as President and Chief Executive Officer.

Item 6.      Exhibits:

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer August 15, 2005
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Offficer August 15, 2005

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.
Date: August 15, 2005	By: /s/ Terry C. Turner —————————————— Terry C. Turner, Principal Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.
Date: August 15, 2005	By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen,Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, President, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: August 15, 2005	By: /s/ Terry C. Turner —————————————— Terry C. Turner President Principal Executive Officer, Director

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: August 15, 2005	By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc. Consolidated Balance Sheets	June 30, 2005	Dec. 31, 2004

ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$37,227	$51,580
Prepaid expenses	164,786	134,611

Total current assets	202,014	186,191

PROPERTY AND EQUIPMENT
Mining equipment and property	1,429,176	1,294,403
Plan and Mill Idle	3,980,000	-
Mine development costs	529,618	529,618
Mineral properties	1,827,301	1,827,301
Office equipment	118,672	118,060
Vehicles and aircraft	122,540	122,540

	8,007,306	3,891,922
Less accumulated depreciation, depletion, and impairment	(1,821,690)	(1,785,056)

Total property and equipment	6,185,617	2,106,866

Plant and mill- idle	-	3,600,000

Total Assets	$6,387,630	$5,893,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$413,962	$107,981
Accrued expenses	92,279	83,556
Contract payable	265,000	300,000
Other notes payable	1,115,442	995,624
Related party payable	146,517	23,967
Accrued interest payable	47,826	4,701

Total current liabilities	2,081,026	1,515,829

Redeemable common stock	-	3,600,000
Legal settlement payable in stock	-	2,050,000
Services payable in stock	-	113,100

Total liabilities	2,081,026	7,278,929

Commitments	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
673,212,337 and 564,361,903 issued and outstanding shares,
respectively	67,321	56,436
Additional paid-in capital	47,534,377	40,622,606
Accumulated (deficit)	(43,295,094)	(42,064,914)

Total stockholders' equity	4,306,604	1,385,872

	$6,387,630	$5,893,057

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the Six Months Ended (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES	$-	533,015	$-	900,986
OPERATING EXPENSES
General and administration	301,375	422,286	777,540	890,220
Exploration and development	192,120	128,845	359,954	201,770
Depreciation and depletion	18,691	68,582	37,598	168,833
Production	-	322,807	-	528,542
Production taxes	-	40,632	-	88,046

Total operating expenses	512,187	983,152	1,175,093	1,877,411

OPERATING (LOSS)	(512,187)	(450,137)	(1,175,093)	(976,425)

OTHER INCOME (EXPENSE)
Interest expense	(34,396)	(45,033)	(61,008)	(89,043)
Other, net	4,771	1	5,921	288

Total other income (expense)	(29,625)	(45,032)	(55,087)	(88,755)

NET (LOSS)	$(541,812)	$(495,169)	$(1,230,180)	$(1,065,180)

BASIC AND DILUTED (LOSS) PER SHARE	$(.001)	$(.001)	$(.002)	$(.002)

WEIGHTED AVERAGE SHARES OUTSTANDING	644,423,865	476,765,443	603,103,443	471,234,216

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)

	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,230,180)	$(1,065,180)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	488,556	133,883
Depreciation and depletion	36,634	168,333
Other	5,000	-
Contribution of capital	-	30,000
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,519
Decrease (Increase) in prepaid expense & other costs	(30,175)	10,531
Decrease (Increase) in inventory	-	16,878)
Increase (Decrease) in accrued expenses	8,723	(12,790)
Decrease in accounts payable	305,981	14,019
Increase in accrued interest	43,125	51,123

Net cash flows (used by) operating activities	(372,336)	(632,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(135,385)	(282,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	122,550	100,000
Repayments to related parties	-	(70,000)
Proceeds from other notes payable	119,818	-
Repayments of other notes payable	(10,000)	(25,000)
Common stock sold	261,000	812,970

Net cash flows provided by financing activities	493,368	817,970

NET (DECREASE) IN CASH	(14,353)	(97,031)
CASH - BEGINNING OF PERIOD	51,580	127,761

CASH - END OF PERIOD	$37,227	$30,731

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Although we had produced gold from our Cangalli properties through June 2004, we were forced to curtail our operations because of a farmer’s strike and then because of legal issues not associated with our operations (as described in more detail in our Form 10-K). We had expected that we would be permitted to recommence production, but inasmuch as we have been unable to recommence production for more than a year, we have determined that (as of June 30, 2005), it is no longer appropriate to describe the mineralization contained on the Cangalli prospect as “mineral reserves.”

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

Going Concern Considerations

The 2004 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of June 30, 2005 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. Whether we resolve the cooperative pension issue with the Bolivian Ministry of Labor or begin construction on a new relocated mine and plant or commence operations at Buen Futuro, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the six months ended June 30, 2004 have been reclassified to conform to the June 30, 2005 presentation.

Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of June 30, 2005 we had no dilutive shares.

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

During the quarter ended June 30, 2005, we raised $130,000 from the sale of 9,930,502 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 17,043,680 shares of common stock valued at $357,024 in exchange for services provided, 100,000 shares valued at $2,000 for interest on a note payable. In addition, we issued an additional 20,000,000 shares valued at $380,000 to amend the agreement for the purchase of the Gold Bar mill and plant to allow us to maintain control of the plant and equipment.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Six months ended June 30,

	2005	2004

Issuance of stock in settlement of lawsuit recognized in 2004	$2,050,000	$ -
Issuance of stock in payment of services payable recognized in 2004	470,124
Issuance of stock in partial payment of contract payable	25,000	-
Interest paid in stock	5,000	-
Issuance of stock to amend Gold Bar purchase agreement	380,000	-

Cash paid for interest for the six months ended June 30, 2005 and 2004 was $13,455 and $36,972, respectively.

Note F – Notes Payable

We have a note payable of $995,624 payable to two trusts which are also shareholders of our common stock, This note accrues interest at 8% annually and matures on December 28, 2005. As of June 30, 2005 we owed the trusts $34,770 in accrued interest and a $500,000 principal reduction all of which were past due as well as a $10,000 renewal fee. Additionally the note requires us to make $250,000 principal reductions each quarter during 2005 until the note is paid in full. We are currently working on arrangements to pay the past due interest and to extend the payment schedule for the principal reductions. There is no assurance, however, that we will be able to renegotiate the terms of this note.

We also issued two notes payable to stockholders during the first quarter of 2005 totaling $70,000. Additionally, during the quarter ended March 31, 2005 we borrowed a total of $130,000 from officers and directors pursuant to three notes payable, which accrue interest at 15% per annum.

During the second quarter ended June 30, 2005 we issued an additional note payable to a stockholders totaling $25,000 and new notes payable to officers and directors totaling $45,000 and repaid notes to officers and directors in the amount of $25,882.

Note G – Contract Payable

We have a contract payable in the amount of $275,000 for the purchase of the Buen Futuro mining claim. The remaining amount owed was payable in two installments with $100,000 in cash which was due on February 28, 2005, and $100,000 in cash and $75,000 in stock due in September 2005. On May 20, 2005 we entered into an agreement with the contract holder to pay $12,500 per month for ten months beginning June 1, 2005 in order to pay the $100,000 installment, which was due on February 28, 2005. This amount includes a $10,000 per month principal payment and a $2,500 per month penalty interest payment. The September 2005 payments will be due as originally agreed. All payments under the revised agreement have been paid as agreed.

Note H – Subsequent Events

On July 20, 2005 we announced in an 8-K the resignation of our audit firm Gordon, Hughes & Banks. During our two most recent fiscal years, and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. We have authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all financial accounting matters related to Golden Eagle International, Inc. On the same date we announced the appointment of Chisholm, Bierwolf and Nilson, LLC as our new auditors.

On July 1, 2005 Max Staheli resigned from our Board of Directors. On July 18, 2005 H. Roy Shipes, a current board member, was appointed Chairman of the Board of Directors. Terry C. Turner will continue to serve as our President and Chief Executive Officer.

On July 28, 2005 we announced the change of address of our corporate offices from;

12401 South 450 East, Building D-1Salt Lake City, UT 84020

to our new offices located at;

9661 South 700 East Salt Lake City, UT 84070

All telephone numbers and e-mail addresses will remain the same.