Form 10-Q
period 2005-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2005-11-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2005

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

[ ] Yes [ X ] No

At September 30, 2005, there were 702,807,849 shares of common stock outstanding. At November 10, 2005 there were 705,807,849 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the nine months ended September 30, 2005 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2004. The terms “the Company,” “we,” “our” or “us” refer to Golden Eagle International, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) possible future disruptions of mining operations at our Cangalli mine and the possibility that we may be required to move the mine and plant to an alternate location in order to resume production, which may cause material disruptions in our operations and negatively effect our potential revenues; (b) volatility of gold and copper prices on the commodity markets may negatively effect our potential revenues; (c) because our common stock is a penny stock and we lack an established market for our securities, you may have difficulty selling your securities and our common stock is subject to price volatility; (d) we are subject to environmental risks that may lead to additional costs; (e) our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection , which may cause disruptions or termination of our operations; (f) because our productive assets primarily consist of our Cangalli gold mine in Bolivia, should its gold mining operations be negatively affected , our operations generally as well as our potential revenues will be negatively affected; (g) if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan; (h) we may be dependent upon third parties to conduct certain aspects of our mining operations, including our business, mining and processing plans; (i) there is substantial doubt about our ability to continue as a going concern; and (j) our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a minimum $10 million investment; and/or our ability to re-commence operations at our Cangalli mine, which will require settlement of the dispute between the UCL and the Bolivian Government as well as meeting startup costs of $500,000 to $1,000,000, all of which will require financing we may be unable to secure.

Overview

Should we receive adequate financing, we intend to meet our land acquisition, mining claim, and other payments, acquire mining and processing equipment for our Buen Futuro gold and copper prospect, and resume our mining operations at our Cangalli mine or in the Tipuani Gold District. Our business model has attempted, and will continue to attempt, to develop revenue from the sale of gold, copper and other minerals, which is dependent upon adequate financing and successful mining operations.

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

o	Our ability to secure financing for our operations;

o	Our ability to conduct successful mining operations;

o	Worldwide commodity prices, including gold and copper and their price volatility;

o	Worldwide and local commodity prices for petroleum-related products, chemicals and solvents;

o	Bolivian national elections in December 2005, and the political and civil unrest or disturbances that may be associated with those elections and post-election issues;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics;

o	Inflation, which has historically been an issue in Bolivia, but for the past two decades has been controlled through monetary policy..

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively effect our operations and potential revenues. These commitments are:

1)	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006.

2)	Our obligation to make remaining payments totaling $50,000 to the previous owners of the Buen Futuro property.

3)	Our obligation to pay to the Bolivian government mining claim fees over the next 5 years of approximately $0.40 per acre per year in order to maintain our claim to the mineral rights on property under our control. The claim fees on our Buen Futuro claims are approximately $54,000 per year. Based on our analysis of the minimum amount of acreage needed to maintain the integrity of our deposit and mine plans on Tipuani-Cangalli property, we reduced those claims to approximately 12,000 acres, which reduced that claim fee to approximately $5,000 per year. We intend to maintain all of our claims in the ancient Tipuani River paleochannel and should we receive financing, we intend to mine on our Tipuani-Cangalli claims. All mining claim payments have been made for 2005. We have required annual mining claim payments of approximately $59,000 per year.

4)	Our obligation to pay $138,000 of the debt we assumed in 2002 from United Cangalli Gold Mining Cooperative, Ltd. (“UCL”). We have paid $60,641 and currently owe $77,359. Pending the outcome of the dispute between with the UCL and the Bolivian government relating to unpaid pension obligations by the UCL, we have suspended all payments on this debt. This debt is included in accounts payable.

5)	Our commitment to dismantle, ship our Gold Bar mill and plant, and re-erect it in Bolivia, at a cost of approximately $3,500,000 in addition to the shares of our restricted common stock used for the purchase of the assets, which totaled a value of $3,980,000.

6)	Our commitment to recommence production in the Tipuani Gold District with an expected cost of between $500,000 and $1,000,000 should we be required to build a new mine and plant.

7)	Our obligation to pay our accounts payable, outstanding loans, and to finance our working capital deficit of approximately $2,040,013 at September 30, 2005.

8)	Monthly lease payments of $1,395 until August 2008 for our office rent.

9)	A commitment to make $2 million in production expenditures for the Buen Futuro prospect by May 15, 2005. We believe that we have met this commitment with the acquisition of the Gold Bar mill and plant and other developmental expenditures since the Gold Bar mill and plant acquisition has no other purpose than to go to the Buen Futuro site for installation and production, and is committed to that end.

The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$518,399	$518,399	$-	$-

Other Notes Payable	1,140,442	1,140,442	-	-

Related Party Payable	135,000	135,000	-	-

Accrued Interest	76,171	76,171	-	-

Building Leases	16,740	16,740	-	-

Contracts Payable	170,000	170,000	-	-

Exploration & Production Buen Futuro	860,000	-	860,000	-

Mining Claim Fees	236,000	-	118,000	118,000

Costs associated with Gold Bar Mill	3,500,000	-	3,500,000	-

Total Contractual Cash Obligations	$6,652,752	$2,056,752	$4,478,000	$118,000

Costs to maintain our properties have higher priority then other current capital requirements, which have led to some of our creditors being on a delayed-payment schedule.

Should we be unable to obtain third party funding in excess of $7,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period, which will necessitate our attempting to negotiate additional extensions with our creditors, which there is no assurance we will successful in doing. Historically we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We will also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

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

Stock based compensation from time to time we issue shares of common stock as payment for services to consultants and employees. Any stock issued for this purpose is priced and accounted for at the actual closing market price on the day of issue. The total number of shares issued times the closing stock price is booked as an expense.

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

Results of Operations

The following sets forth certain information regarding our results of operations: (a) during the nine months ending September 30, 2005 compared with the same period in 2004; and, (b) during the 3-month period ended September 30, 2005 compared with the 3-month period ended September 30, 2004.

(a)Nine Months Ended September 30, 2005/Nine Months Ended September 30, 2004

Revenues.     During the nine months ended September 30, 2005, we had no revenues compared to revenues of $1,129,023 for the nine months ended September 30, 2004, representing a 100% decrease in our revenues. Our prior revenue for the nine months ended September 30, 2004 was derived from gold production and the sale of gold held in inventory. The 100% revenue decrease is attributed to the shut down of our Cangalli operation.

Operating Loss. Operating losses decreased by $355,703 or 18.5% to $1,572,651 for the nine months ended September 30, 2005 from $1,928,354 for the nine months ended September 30, 2004. The decrease in operating loss was primarily due to the decrease in general and administrative expenses and exploration and development costs following the suspension of operations at Cangalli and the implementation of cost controls.  We also saw a significant decrease in depreciation and depletion primarily related to the impairment during the fourth quarter 2004 of our capitalized development and acquisition costs at Cangalli.

General & Administrative Expenses. General and administrative expense decreased by $405,223 or  27.4% to $1,076,233 for the nine months ended September 30, 2005 from $1,481,456 during the comparable 2004 period. The decrease in our general administrative expense is primarily attributable to the cost controls and staff reductions that we implemented following the shutdown of the Cangalli operation. Additionally, directors did not receive any compensation during the quarter ended September 30, 2005, and officers received only a small portion of their salaries. Officer and other non-paid salaries were accrued and are included in general and administrative expenses. Accrued salaries totaled $202,100 at the end of the quarter.

Exploration and Development Expenses. Exploration and development costs decreased by $152,767 or 26.2% to $429,898 for the nine months ended September 30, 2005 from $582,665 during the same period in 2004. While we continued to expend funds on the development of our Buen Futuro concession for additional geological surveying and engineering costs related to the dismantling, shipment and re-erection of the Gold Bar mill and plant on our Buen Futuro concession, such amount spent was $152,767 less than the amount spent during the same period in 2004 when we were developing two projects.

Depreciation and Depletion Expenses. Depreciation and depletion decreased by $159,545 or 70.6% to $66,520 during the nine months ended September 30, 2005 from $226,065 during the same period of 2004. This decrease was due to: (a) the remaining Cangalli mine development costs and a portion of the Cangalli property costs and equipment being impaired as of December 31, 2004 and thereafter no longer subject to depletion and depreciation; and (b) certain other machinery and equipment not being subject to depreciation as a result of the shutdown of the Cangalli operations and because the equipment did not incur any wear.

Production Expenses. Production expense decreased by $643,614 or 100% to $0 during the nine months ended September 30, 2005 from $643,613 during the same period of 2004. This decrease was due to the shutdown of our Cangalli operations.

Production Taxes Expense. Production taxes expense decreased by $123,577 or 100% to $0 during the nine months ended September 30, 2005 from $123,577 during the same period of 2004. This decrease was due to the shutdown of our Cangalli operations.

Interest Expense. Interest expense for the nine-month period ended September 30, 2005 decreased $33,933 or 24.7 % to $103,561 from $137,494 during the same period in 2004. The decrease is attributable to the conversion of two notes payable to our common stock during the fourth quarter of 2004. Additional notes payable were entered into during the quarter to unaffiliated stockholders and certain officers and directors. Interest was accrued and expensed on these notes.

Net Loss. Net loss for the nine-month period ended September 30, 2005 decreased by $396,679 or 19.2 % to $1,668,437 from $2,065,116 for the same 2004 period. While the net loss decreased primarily from the decrease in general and administrative expenses and exploration and development expenses, no revenue was earned during the three quarters and accordingly production costs were eliminated.

We generated other income in the amount of approximately $7,775 during the first nine months of 2005. These funds were generated from the sale of certain surplus items from the Gold Bar mill and plant. These were items that we do not intend to move to Bolivia or use in our future operations. In addition, these items were not included in the valuation of the plant; as such, we do not believe they materially affect the total value of the plant. We plan to continue to sell surplus material as it is available and as we find credible buyers.

Should we achieve production at our Buen Futuro prospect, such production will not likely be sufficient to offset our corporate-wide expenses. We will be unable to move toward production of either prospect without obtaining a significant amount of additional financing to meet production operation expenses and to repay our past due obligations.

(b) Three Months Ended September 30, 2005/Three Months Ended September 30, 2004

Revenues.   During the three months ended September 30, 2005, we had revenues of $0 compared to $228,037 of revenues for the three months ended September 30, 2004 representing a 100% decrease in our revenues.  The 100% revenue decrease is attributed to the shut down of our Cangalli operation.

Operating Loss.  Operating losses decreased by $554,370 or 58.2% to $397,559 for the three months ended September 30, 2005 from $951,929 for the three months ended September 30, 2004.  The decrease in operating loss was primarily due to a decrease in general and administrative expenses, exploration and development costs, depreciation and the elimination of production costs and production taxes as a result of the shut down of the Cangalli operation.

General & Administrative Expenses. General and administrative expense decreased by $292,543 or 49% to $298,693 for the three months ended September 30, 2005 from $591,236 during the three months ended September 30, 2004.  The decrease in our general administrative expense is primarily attributable  to a reduction in wages, legal fees, rent, public relations, stock issued for services and a general across the board decrease in expenses in most categories as a result of implementing cost controls following the shut down of the Cangalli operation.

Exploration and Development Expenses. Exploration and development costs decreased by $310,951 or 81.6% to $69,944 for the three months ended September 30, 2005 from $380,895 during the same period in 2004.  The decrease in exploration and development expenses is attributable to elimination of exploration and development at the Cangalli concession.  Buen Futuro also saw a decrease in exploration and development costs during the third quarter 2005; however, development and engineering work at the site continued at a slower pace.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $28,310 or 49.5% to $28,922 during the three months ended September 30, 2005 from $57,232 during the same period of 2004.  This decrease was due to the impairment during the fourth quarter 2004 of the majority of the capitalized costs pertaining to the Cangalli operation.  As the assets have been impaired there was no additional depletion of these costs required.

Production Expenses. Production expense decreased by $115,072 or 100% to $0 during the three months ended September 30, 2005 from $115,072 during the same period of 2004.  This decrease was due to the suspension of the Cangalli mining operations during the second quarter 2004.  Because there was no production during the third quarter 2005 there were no production costs.  Costs directly associated with the mine at Cangalli that were incurred during the third quarter 2005 were treated as general and administrative expenses since there was no production.

Production Taxes Expense.  Production taxes expense decreased by $38,531 or 100% to $0 during the three months ended September 30, 2005 from $35,531 during the same period of 2004.    As there was no production during the quarter, no production taxes were incurred.

Interest Expense.  Interest expense for the three-month period ended September 30, 2005 decreased $5,898 or 12.2% to $42,553 from $48,451 during the same period in 2004.  The decrease was due to the payoff of two notes payable during the fourth quarter 2004 with our common stock as the notes were paid off, interest was no longer accrued.

Net Loss.  Net loss for the three-month period ended September 30, 2005 decreased by $561,678 or 56.2% to $438,258 from $999,936 for the same 2004 period.  The decrease was due to a decrease in all cost categories.  Following the shutdown of operations at Cangalli we have not incurred production costs and we have been successful at decreasing on general and administrative expenses.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2004 as we had a significant working capital deficit as of December 31 2004 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. We cannot continue to satisfy our current cash requirements for a period of twelve months through our existing capital. We anticipate total operating expenditures of approximately $1,870,000 over the next twelve months, in the following areas:

o	General and administrative expenses of $1,200,000;

o	Exploration and development expenses of $ 500,000; and

o	Interest Expense of $170,000.

Our current cash balance of $94,000 as of November 11, 2005 will satisfy our cash requirements for less than one month. If necessary, we intend to raise additional cash by means of equity and or debt financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

o	Significantly reduce, eliminate or curtail our business, operating activities so as to reduce operating costs;

o	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

o	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

o	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

o	File a Certificate of Dissolution with the State of Colorado to dissolve our corporation and close our business;

o	Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and

o	Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our stock.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

No Revenues from our Bolivian operations.

We have had no revenues from our Bolivian operations since June 2004. We were forced to cease production from our Cangalli prospect because of a local farmer’s strike and legal issues not associated with our operations that resulted from the UCL’s failure to comply with Bolivian labor law, which impacted negatively on the quiet enjoyment of our mining rights. We have no assurance when, if ever, we will be able to recommence production from the Cangalli prospect; accordingly, we have determined that we will no longer claim previously reported reserves for the Cangalli property.

We have yet to produce revenues from our Precambrian properties in eastern Bolivia or our Buen Futuro prospect found in those properties.

Assets.

As of September 30, 2005, we had total assets of $6,350,054 compared to total assets of $5,893,057 as of December 31, 2004. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $222,460 as of September 30, 2005 from $186,191 as of December 31, 2004. The increase was the result of a reduction in cash of $10,880, which was used to pay expenses and an offsetting increase in prepaid expenses of $47,149 to $181,760 at September 30, 2005, from 134,611 at December 31, 2004. The increase in prepaid expenses resulted from a decrease in tax credits in Bolivia as these credits were applied to current taxes. This was offset by S-8 stock that was issued to pay Bolivian employees that had not been distributed as of the period end. An offsetting entry appears in accounts payable for these wages.

	September 30, 2005	December 31, 2004

Mining equipment	$1,386,282¹	$1,294,403

Gold Bar mill and plant	$3,980,000	$-

Mine development costs	529,618	529,618

Mining properties	1,827,301	1,827,301

Other (office, vehicles and aircraft)	222,155	240,600

Accumulated depreciation and depletion and Impairment	(1,817,761)	(1,785,056)

Fixed assets net	6,127,595	2,106,866

(1)     Fixed assets include mining equipment of $1,386,282, which increased by $91,879 from $1,294,403 as a result of the purchase of mining equipment and parts for the startup of the Buen Futuro operation. The only other significant change in the foregoing was the change in accumulated depreciation, depletion, and impairment, because of increased depreciation through the passage of time.

Stockholders’ Equity.

As of September 30, 2005, our stockholders’ equity was $4,310,365 as compared to ($1,385,872) as of December 31, 2004. The $5,696,237 net increase in stockholders’ equity was primarily the result of reclassification of our stock that had been issued for the purchase of the Gold Bar mill and plant and $2,050,000 in common shares issued during the first quarter of 2005 as settlement of a lawsuit. The shares issued as settlement of the lawsuit were valued at $.041 per share based on market quotes at the date of settlement, February 7, 2005. The expense was accrued as a liability as of December 31, 2004 and reclassified as equity in the quarter ended March 31, 2005.

Plan of Operations

Given our working capital shortages and current world market conditions for commodities, we have set the following priorities for the use of any financing that we may receive:

o	Estimated costs of $1.87 million to conduct our operations, continue our contractual payments and land patent payments, and for general and administrative expenses. If we are able to acquire financing in the range of $10 million to $20 million, we expect to use the funds for:

>>	The dismantling, shipment and re-erection of the Gold Bar plant on our Buen Futuro prospect at an estimated cost of $3,500,000);

>>	The acquisition of mining equipment, operating capital and contingencies inherent in gold and copper mining and processing.

>>	Resuming mining operations and reaching sustained production capacity of 375 tons per day from TPS operations in our Cangalli gold mine, at an estimated cost of approximately $500,000, or alternatively up to $1,000,000 if we are obligated to construct a new mining operation outside of our Cangalli prospect. We can offer no timetable as to when we can recommence operations at Cangalli.

Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

In order to assist in financing our planned operations, we will continue to seek joint venture partners, as well as merger and acquisition candidates, or other industry participants who would enter into joint development efforts of our Tipuani Gold District or Precambrian prospects; however, there is no assurance that any potential joint-venture or merger partners will be interested in evaluating these prospects or in negotiating an agreement with us on reasonable or acceptable terms. .

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last three annual operating periods, 2002, 2003 or 2004, or during the first nine months of 2005. Bolivian inflation, while high at times during the early 1980‘s, has been relatively stable at less than 10% since 1985, and was 3.9% per annum during 2003. We have however, experienced a significant increase in diesel prices in the Tipuani Gold District that limited our ability to benefit from a joint venture mining operation that we entered into following the shut down of our Cangalli mine.

Off balance sheet arrangements

None

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

Item 4. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2005, the end of the period covered by this report. There have been no changes in our internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

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

There have been no changes to our internal control over financial reporting during the past quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no pending or threatened legal proceedings against us.

Item 2. Unregistered sales of equity securities and use of proceeds

On July 5, 2005, we sold 1,000,000 shares of our common stock to Samuel Depe at $0.01 per share or an aggregate of $10,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Samuel Depe stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 500,000 shares of our common stock to Donald Fox at $0.01 per share or an aggregate of $5,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Donald Fox stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 1,000,000 shares of our common stock to Dewey Williams at $0.01 per share or an aggregate of $10,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 5,200,000 shares of our common stock to the Williams PSPT, a trust, at $0.01 per share or an aggregate of $52,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Williams PSPT stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 12, 2005, we sold 400,000 shares of our common stock to David Geoffroy at $0.01 per share or an aggregate of $4,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to David Geoffroy stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 25, 2005, we sold 50,000 shares of our common stock to Harry Hall at $0.01 per share or an aggregate of $500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Harry Hall stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 13, 2005, we issued 200,000 shares of our common stock to Jack Woods at $0.012 per share or an aggregate of $2,400 for accrued and prepaid interest and in return for an extension of payment of funds we owe to Jack Woods in accordance with terms of a promissory note we have with Jack Woods. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Jack Woods stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 15, 2005, we sold 3,000,000 shares of our common stock to Dewey Williams at $0.0075 per share or an aggregate of $22,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 15, 2005, we sold 2,500,000 shares of our common stock to Williams PSP&T, a trust, at $0.0075 per share or an aggregate of $18,750. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Williams PSP&T stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 15, 2005, we sold 2,709,406 shares of our common stock to the Williams Roth IRA, at $0.0075 per share or an aggregate of $20,320. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Roth Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2005, we sold 2,000,000 shares of our common stock to Stewart Rubin, at $0.0075 per share or an aggregate of $15,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Stewart Rubin stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 5. Other Information:

Change of Auditors

On July 20, 2005, we filed a Form 8-K reporting the resignation of our audit firm, Gordon, Hughes & Banks. During our two most recent fiscal years, and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. On the same date we announced the appointment of Chisholm, Bierwolf and Nilson, LLC as our new auditors.

Change in Classification of Properties

We own mineral prospects in Bolivia that we believe are prospectively valuable for mineral operations, including: (a) The Tipuani-Cangalli prospects; and (b) The Precambrian Shield properties.

These prospects are described in more detail in our Form 10-K report for the year ended December 31, 2004. Our Form 10-K reports mineral reserves for the Cangalli prospect included in the Tipuani-Cangalli properties and the Buen Futuro prospect included in our Precambrian Shield properties.

Although we had produced gold from our Cangalli properties through June 2004, we were forced to curtail our operations because of a farmer’s strike and then because of legal issues not associated with our operations, as described in more detail in our Form 10-K. We had expected that we would be permitted to recommence production, but inasmuch as we have been unable to recommence production for more than a year, we have determined that as of June 30, 2005, that it is no longer appropriate to describe the mineralization contained on the Cangalli prospect as “mineral reserves.”

In addition, in February of 2004 we announced estimated mineral reserves on our Buen Futuro prospect in eastern Bolivia. A component of that reserve estimation pursuant to Securities and Exchange Commission Industry Guide 7 was that a mineral reserve is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” We have determined that in connection with our Securities and Exchange Commission reporting obligations, we will no longer estimate proven and probable gold and copper reserves on our Buen Futuro prospect until it is economically feasible for us to project with a high degree of certainty when we will be able to extract or produce those reserves based on our ability to finance such operations. We cannot offer any assurance when, if ever, we will obtain the necessary financing to complete the development of the Buen Futuro prospect which will enable us to commence production.

During the third quarter we received an inquiry from the Securities and Exchange Commission questioning the validity of continuing to classify the mineralization on the Buen Futuro prospect as reserves due to the perception that our resource and reserve report on this prospect may not reach the level of a feasibility report.

Change in Corporate Offices

On July 28, 2005 we announced the change of address of our corporate offices from12401 South 450 East, Building D-1, Salt Lake City, UT 84020 to our new offices located at:

9661 South 700 EastSalt
Lake City, UT 84070

Change in Directors and Chairman of the Board of Directors

On July 1, 2005 Max Staheli resigned from our board of directors. On July 18, 2005, H. Roy Shipes was appointed Chairman of our Board of Directors. Terry C. Turner, our former Chairman of the Board, will continue to serve as a member of the Board of Directors, President and Chief Executive Officer.

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

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer November 14, 2005

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer November 14, 2005

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2005 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 14, 2005	/s/ Terry C. Turner Terry C. Turner, Principal Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2005 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 14, 2005	/s/ Tracy A. Madsen Tracy A. Madsen, Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: November 14, 2005	/s/ Terry C. Turner Terry C. Turner Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: November 14, 2005	/s/ Tracy A. Madsen Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	September 30, 2005	December 31, 2004

ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$40,700	$51,580
Prepaid expenses	181,760	134,611

Total current assets	222,460	186,191

PROPERTY AND EQUIPMENT
Mining equipment and property	1,386,282	1,294,403
Plan and Mill Idle	3,980,000	-
Mine development costs	529,618	529,618
Mineral properties	1,827,301	1,827,301
Office equipment	122,694	118,060
Vehicles and aircraft	99,461	122,540

	7,945,356	3,891,922
Less accumulated depreciation, depletion, and impairment	(1,817,761)	(1,785,056)

Total property and equipment	6,127,595	2,106,866

Plant and mill- idle	-	3,600,000

Total Assets	$6,350,054	$5,893,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$424,673	$107,981
Accrued expenses	93,402	83,556
Contract payable	170,000	300,000
Other notes payable	1,140,442	995,624
Related party payable	135,000	23,967
Accrued interest payable	76,171	4,701

Total current liabilities	2,039,689	1,515,829

Redeemable common stock	-	3,600,000
Legal settlement payable in stock	-	2,050,000
Services payable in stock	-	113,100

Total liabilities	2,039,689	7,278,929

Commitments	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
702,807,849 and 673,212,337 issued and outstanding shares,
respectively	70,280	56,436
Additional paid-in capital	47,973,436	40,622,606
Accumulated (deficit)	(43,733,351)	(42,064,914)

Total stockholders' equity	4,310,365	(1,385,872)

	$6,350,054	$5,893,057

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the Nine Months Ended (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES	$-	$228,037	$-	$1,129,023
OPERATING EXPENSES
General and administration	298,693	591,236	1,076,233	1,481,456
Exploration and development	69,944	380,895	429,898	582,665
Depreciation and depletion	28,922	57,232	66,520	226,065
Production	-	115,072	-	643,614
Production taxes	-	35,531	-	123,577

Total operating expenses	397,559	1,179,966	1,572,651	3,057,377

OPERATING (LOSS)	(397,559)	(951,929)	(1,572,651)	(1,928,354)

OTHER INCOME (EXPENSE)
Interest expense	(42,553)	(48,451)	(103,561)	(137,494)
Other, net	1,854	444	7,775	732

Total other income (expense)	(40,700)	(48,007)	(95,787)	(136,762)

NET (LOSS)	$(438,258)	$(999,936)	$(1,668,437)	$(2,065,116)

BASIC AND DILUTED (LOSS) PER SHARE	$(.001)	$(.002)	$(.003)	$(.004)

WEIGHTED AVERAGE SHARES OUTSTANDING	694,940,109	509,909,278	636,252,607	484,220,003

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)

	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,668,437)	$(2,065,116)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	695,104	746,779
Depreciation and depletion	32,705	226,065
Assets written off	23,079	12,341
Stock issued for interest	7,400	-
Forgiveness of related party debt	-	45,000
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,519
(Increase) Decrease in prepaid expense & other costs	(47,149)	66,945
Decrease in inventory	-	90,536
Increase (Decrease) in accrued expenses	9,847	(33,746)
Increase (Decrease) in accounts payable	316,692	(28,824)
Increase in accrued interest	71,470	72,214

Net cash flows (used by) operating activities	(559,289)	(859,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(96,513)	(335,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	168,000	92,000
Repayments to related parties	(56,967)	(77,227))
Proceeds from other notes payable	144,818	165,000
Repayments of other notes payable	(30,000)	(25,000)
Common stock sold	419,071	936,321

Net cash flows provided by financing activities	644,922	1,091,094

NET (DECREASE) IN CASH	(10,880)	(103,938)
CASH - BEGINNING OF PERIOD	51,580	127,761

CASH - END OF PERIOD	$40,700	$23,823

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

In addition, in February of 2004 we announced estimated mineral reserves on our Buen Futuro prospect in eastern Bolivia. A component of that reserve estimation pursuant to Industry Guide 7 promulgated by the Securities and Exchange Commission was that a mineral reserve is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” We have determined that for purposes of our filings under the Securities and Exchange Act of 1934, we will no longer estimate proven and probable gold and copper reserves on our Buen Futuro prospect until it is economically feasible for us to project with a high degree of certainty when we will be able to extract or produce those reserves.

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

Going Concern Considerations

The 2004 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of September 30, 2005 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. Whether we resolve the cooperative pension issue with the Bolivian Ministry of Labor or begin construction on a new relocated mine and plant or commence operations at Buen Futuro, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the nine months ended September 30, 2004 have been reclassified to conform to the September 30, 2005 presentation.

Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of September 30, 2005 we had no dilutive shares.

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

During the quarter ended September 30, 2005, we raised $158,071 from the sale of 18,359,406 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 10,578,789 shares of common stock valued at $206,548 in exchange for services provided, 200,000 shares valued at $2,400 for interest on a note payable and 457,317 shares valued at $75,000 as a partial payment on a contract payable.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Nine months ended September 30,

	2005	2004

Issuance of stock in settlement of lawsuit recognized in 2004	$2,050,000	$-
Issuance of stock in payment of services payable recognized in 2004	470,124	-
Issuance of stock in partial payment of contract payable	100,000	-
Interest paid in stock	7,400	-
Issuance of stock to amend Golden Bar purchase agreement	380,000	-

Cash paid for interest for the nine months ended September 30, 2005 and 2004 was $7,473 and $27,539, respectively.

Note F – Notes Payable

We have a note payable of $995,624 payable to two trusts which are also shareholders of our common stock. This note accrues interest at 8% annually and matures on December 28, 2005. As of September 30, 2005 we owed the trusts $56,095 in accrued interest and a $750,000 principal reduction all of which were past due as well as a $10,000 renewal fee. Additionally the note requires us to make $250,000 principal reductions each quarter during 2005 until the note is paid in full. We are currently working on arrangements to pay the past due interest and to extend the payment schedule for the principal reductions. There is no assurance, however, that we will be able to renegotiate the terms of this note.

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

During the third quarter ended September 30, 2005 we issued an additional note payable to a stockholder totaling $25,000 and repaid notes to officers and directors in the amount of $11,517.

Note G – Contract Payable

We have a contract payable in the amount of $170,000 for the purchase of the Buen Futuro mining claim. The remaining amount owed was payable in two installments with $100,000 in cash which was due on February 28, 2005, and $100,000 in cash and $75,000 in stock due in September 2005. On May 20, 2005 we entered into an agreement with the contract holder to pay $12,500 per month for ten months beginning June 1, 2005 in order to pay the $100,000 installment, which was due on February 28, 2005. This amount includes a $10,000 per month principal payment and a $2,500 per month penalty interest payment. As of September 2005 three payments had been made under this agreement with the September payment outstanding. The $75,000 payment in stock due in September had been paid. The $100,000 principal reduction had not been paid and remained outstanding at the end of the third quarter. However, subsequent to the end of the third quarter, on November 8, 2005, the $100,000 payment was made, as well as three payments of $12,500, for a total of $137,500, to the contract holder. In addition, by means of a Letter Agreement dated November 3, 2005, the Buen Futuro sellers waived any penalties or interest for payments that were overdue under the contract. These payments brought the Buen Futuro contract current. The remaining balance due on this contract following the payment is $40,000 payable in monthly installments of $12,500.

Note H – Change in Auditors, Directors and Address

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

On July 1, 2005 Max Staheli resigned from our Board of Directors. On July 18, 2005 H. Roy Shipes, a current board member, was appointed Chairman of the Board of Directors. Terry C. Turner, our former Board Chairman, will continue to serve as our President and Chief Executive Officer.

On July 28, 2005 we announced the change of address of our corporate offices from:

12401 South 450 East, Building D-1Salt Lake City, UT 84020

to our new offices located at:

9661 South 700 EastSalt Lake City, UT 84070

All telephone numbers and e-mail addresses remained the same.

Back to Table of Contents