Form 10-Q/A
period 2005-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2005-11-18
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Should we be unable to obtain third party funding in excess of $7,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period, which will necessitate our attempting to negotiate additional extensions with our creditors, which there is no assurance we will be successful in doing. Historically we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We will also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

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

Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probable reserves are expensed. When it has been determined a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. If no mineable ore body is discovered, such costs are expensed.

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

We do not expect to gain profitability, if ever, until we are able to achieve production at our Buen Futuro prospect. Regarding our Cangalli prospect, even if we are able to resume production there and reach our production levels achieved prior to our shutdown of that mine, which we cannot assure, we may not achieve corporate-wide profitability from that production alone unless and until we reach a higher level of production than that previously achieved. We will be unable to move toward production at either prospect without obtaining a significant amount of additional financing to both commence production operations and to repay our past due obligations. As described above, we cannot offer any assurance that we will be able to achieve the necessary financing.

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

9661 South 700 East
Salt Lake City, UT 84070

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

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer November 18, 2005

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer November 18, 2005

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2005	/s/ Terry C. Turner Terry C. Turner, Principal Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 18, 2005	/s/ Tracy A. Madsen Tracy A. Madsen, Principal Financial Officer

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
Date: November 18, 2005	/s/ Terry C. Turner Terry C. Turner Principal Executive Officer

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
Date: November 18, 2005	/s/ Tracy A. Madsen Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	September 30, 2005	December 31, 2004

ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$40,700	$51,580
Prepaid expenses	181,760	134,611

Total current assets	222,460	186,191

PROPERTY AND EQUIPMENT
Mining equipment and property	1,386,282	1,294,403
Plan and Mill Idle	3,980,000	-
Mine development costs	529,618	529,618
Mineral properties	1,827,301	1,827,301
Office equipment	122,694	118,060
Vehicles and aircraft	99,461	122,540

	7,945,356	3,891,922
Less accumulated depreciation, depletion, and impairment	(1,817,761)	(1,785,056)

Total property and equipment	6,127,595	2,106,866

Plant and mill- idle	-	3,600,000

Total Assets	$6,350,054	$5,893,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$424,673	$107,981
Accrued expenses	93,402	83,556
Contract payable	170,000	300,000
Other notes payable	1,140,442	995,624
Related party payable	135,000	23,967
Accrued interest payable	76,171	4,701

Total current liabilities	2,039,689	1,515,829

Redeemable common stock	-	3,600,000
Legal settlement payable in stock	-	2,050,000
Services payable in stock	-	113,100

Total liabilities	2,039,689	7,278,929

Commitments	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
702,807,849 and 673,212,337 issued and outstanding shares,
respectively	70,280	56,436
Additional paid-in capital	47,973,436	40,622,606
Accumulated (deficit)	(43,733,351)	(42,064,914)

Total stockholders' equity	4,310,365	(1,385,872)

	$6,350,054	$5,893,057

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the Nine Months Ended (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES	$-	$228,037	$-	$1,129,023
OPERATING EXPENSES
General and administration	298,693	591,236	1,076,233	1,481,456
Exploration and development	69,944	380,895	429,898	582,665
Depreciation and depletion	28,922	57,232	66,520	226,065
Production	-	115,072	-	643,614
Production taxes	-	35,531	-	123,577

Total operating expenses	397,559	1,179,966	1,572,651	3,057,377

OPERATING (LOSS)	(397,559)	(951,929)	(1,572,651)	(1,928,354)

OTHER INCOME (EXPENSE)
Interest expense	(42,553)	(48,451)	(103,561)	(137,494)
Other, net	1,854	444	7,775	732

Total other income (expense)	(40,700)	(48,007)	(95,787)	(136,762)

NET (LOSS)	$(438,258)	$(999,936)	$(1,668,437)	$(2,065,116)

BASIC AND DILUTED (LOSS) PER SHARE	$(.001)	$(.002)	$(.003)	$(.004)

WEIGHTED AVERAGE SHARES OUTSTANDING	694,940,109	509,909,278	636,252,607	484,220,003

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)

	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,668,437)	$(2,065,116)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	695,104	746,779
Depreciation and depletion	32,705	226,065
Assets written off	23,079	12,341
Stock issued for interest	7,400	-
Forgiveness of related party debt	-	45,000
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,519
(Increase) Decrease in prepaid expense	(47,149)	66,945
Decrease in inventory	-	90,536
Increase (Decrease) in accrued expenses	9,847	(33,746)
Increase (Decrease) in accounts payable	316,692	(28,824)
Increase in accrued interest	71,470	72,214

Net cash flows (used by) operating activities	(559,289)	(859,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(96,513)	(335,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	168,000	92,000
Repayments to related parties	(56,967)	(77,227))
Proceeds from other notes payable	144,818	165,000
Repayments of other notes payable	(30,000)	(25,000)
Common stock sold	419,071	936,321

Net cash flows provided by financing activities	644,922	1,091,094

NET (DECREASE) IN CASH	(10,880)	(103,938)
CASH - BEGINNING OF PERIOD	51,580	127,761

CASH - END OF PERIOD	$40,700	$23,823

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