Form 10-K
period 2005-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2006-04-18
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

December 31, 2005

[      ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-23726

GOLDEN EAGLE INTERNATIONAL, INC.

(Exact name of the Company as specified in its charter)

Colorado	84-1116515
(State of incorporation)	(I.R.S. Employer Identification No.)

9661 South 700 East, Salt Lake City, Utah 84070
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

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2005): was approximately $9,849,260. This estimate is based on the last sale price per share ($.02 on June 30, 2005) and 492,463,020 shares estimated to be held by non-affiliates. Total free trading shares as of December 31, 2005 was 360,189,804 shares.

At December 31, 2005 there were 744,787,518 shares of common stock outstanding. At March 30, 2006 there were 768,163,8442 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders — None; (2) Any proxy or information statement — None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 — None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	6
(a) >General		6
(b) >Industry Segments		10
(c) >Narrative Description of Business		10
(c)(1) Principal Products		10
(c)(2) Status of Products and Segments		11
(c)(3) The Sources and Availability of Raw Materials		11
(c)(4) Importance and duration of patents		11
(c)(5) Seasonality of our business		12
(c)(6) Our practices relating to working capital		12
(c)(7) Dependence on one or a few major customers		12
(c)(8) Backlog orders		12
(c)(9) Portion of business subject to renegotiation		12
(c)(10) Competitive conditions.		12
(c)(11) Research and development expenditures.		13
(c)(12) Environmental protection legislation		13
(c)(13) Employees		13
(d) Financial Information about Geographic Areas		13
(e) Available information.		16
(f) Risks.		17
(f)(1) Financial Risks.		17
(f)(2) Operating Development and Mining Related Risks.		19
(f)(3) Legal, Market and Regulatory Risks.		19
ITEM 2.	PROPERTIES	21
(a) The Cangalli Properties		21
(a)(1) Contract for Exploration and Mining		21
(a)(2) Purchase of the Cangalli Properties		21
(a)(3) Production Cangalli Mine		21
(a)(4) Cangalli Reserves		23
(b) The Tipuani Prospects		24
(c) History of the Gold Mining District of Bolivia		24
(d) The Precambrian Prospect		25
(e) Buen Futuro		25
(e)(1) Buen Futuro Acquisition		25
(e)(2) Buen Futuro Mining Claim		26
(e)(3) Buen Futuro Gold and Copper Reserves		28
(f) Gold Bar Mill and Plant		28
(g) Cobra Claim		29
(h) Rio Mojos Concession		30
(i) Office Leases		30

ITEM 3.	LEGAL PROCEEDINGS	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	31
(a) Market Information		31
(b) Holders		32
(c) Dividends		32
(d) Securities authorized for issuance		32
(e) Unregistered sells of securities		32
(f) Purchased of equity securities by issuer and affiliates		41
ITEM 6.	SELECTED FINANCIAL DATA	42

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

(a) Liquidity and Capital Resources		43
(a)(1) Continuing Working Capital Deficit		43
(a)(2) Contract Obligations		44
(a)(3) Property and Equipment		45
(a)(4) Cash flow		46
(a)(5) Capital Commitments		47
(a)(6) Off Balance Sheet Arrangements		47
(b) Results of Operations		47
(b)(1) Special Non-Cash Impact Due to Options		51
(c) Plan of Operations		51
(d) Impact of Inflation and Changing Prices		52
(e) Accounting Policies		52
(e)(1) Critical Accounting Policies		52
(e)(2) Effect of New Accounting Pronouncements		52
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	54
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	55
ITEM 9A.	CONTROLS AND PROCEDURES	55
ITEM 9B.	OTHER INFORMATION	55

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	56
(a)(b) Identification of Directors and Executive Officers		56
(c) Identification of Significant Employees		57
(d) Family Relationships		57
(e) Business Experience		57
(f) Involvement In Certain Legal Proceedings		59
(g) Promoters and Control Persons		60
(h)(i) Audit Committee Financial Expert		60
(j) Material Changes to Shareholder Nomination Procedures		61
(k) Beneficial Reporting Compliance		61
(l) Code of Ethics		61

ITEM 11.	EXECUTIVE COMPENSATION	61
(a)(b) Summary Compensation Table		61
(c) Options/SAR Granted		63
(d) Option/SAR Table		63
(e) Long Term Incentive Plan-		63
(f) Defined Benefit or Actuarial Plan Disclosure		63
(g) Compensation of Directors		63
(h) Employment Contracts		64
(i) Report on Repricing of Options/SARs		64
(j) Compensation Committee		64
(k) Board Compensation Committee Report		64
(l) Performance Graph		64

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	65
(a)(b) Security Ownership		65
(c) Changes in Control		67
(d) Securities Equity Compensation Plan		67

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67
(a) Indebtedness		67
(b) Loans to the Company from Affiliates		68
ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES	69

PART IV

Forward-Looking Statements

This Annual Report on Form 10-K, including our “Management’s Discussion of Results of Operations” on page 44, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Golden Eagle International, Inc. (referred to below as “we”, “our” or “us”) to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including but limited to certain risk factors of which are described in more detail under “Risk Factors” beginning on page 17. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of the plans, strategies and objectives of management for future operations and, any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART 1

Item 1. Business

(a)General

HOW WE ARE ORGANIZED

We were formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp. On February 2, 1995, our name was changed to Golden Eagle International, Inc. Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden eagle International, Inc. Bolivia ("GEII Bolivia") (100%)	Bolivia (2001)	This subsidiary holds all mining rights purchased from the United Cangalli Gold Mining Cooperative on July 2, 2002, and all concession mining rights granted by the Bolivian government, which are described below in more detail. This subsidiary is also the owner of all of our assests, having received them from Golden Eagle Bolivia Mining,S.A. during 2002 in an effort by the company to consolidate all interests, assets and operations into one wholly owned subsidiary.
Golden Eagle Bolivia Mining, S.A. ("Golden Eagle Bolivia Mining") (93%)	Bolivia (1996)	This subsidiary is inactive following the transfer of its rights to Golden Eagle Bolivia Mining during 2002.
Eagle Mining of Bolivia, Ltd. (84%)	Bolivia (1996)	This subsidiary has been inactive since 2001.

BUSINESS OVERVIEW

We are engaged in minerals industry related operations in Bolivia through our Bolivian based wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia). Our corporate headquarters are in Salt Lake City, Utah. We have acquired the following mineral prospects in Bolivia:

Tipuani-Cangalli prospect	Number Acres	Status
Cangalli claims	5,000 acres	Owned
Tipuani prospect	7,000 acres	Owned

Precambrian Shield
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

Rio Mojos	7,163 acres	Joint Venture (post 12-31-05)

None of our prospects are currently in the production stage. Our production operations ceased on our Cangalli property in June 2004 as a result of a local farmers’ strike and certain legal issues with which we are not associated. Certain of our prospects are in the development and exploration stages.

For the years ended December 31, 2005, 2004, and 2003, we reported net losses of $2,038,534, $5,877,950, and $6,519,054 respectively. Our financial results over the past three years have been impacted by the shutdown of our production operations. A comprehensive discussion of our financial results for the years ended December 31, 2005, 2004, and 2003, can be found in Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Consolidated Financial Statements and attached Notes .

The following map shows the location of our prospects and properties.

The mining industry in Bolivia uses weights and measures that are not commonly used in the United States, including grams, troy ounces, and metric tonnes, and we will use these measures throughout this report. All references to “ounces” will be to troy ounces whether or not so specified; all references to tonnes will be to metric tonnes, whether or not so specified. The following chart explains the relationship of these measures, and relates them to the weights commonly used in the United States.

Commonly Used Weights in Gold Exploration	Conversion into Avoirdupois Weights Commonly Used in the United States
1 troy ounce = 31.1035 grams 32.15 troy ounces = 1 kilogram 32,150 troy ounces = 1000 kilograms = 1 metric tonne	1 troy ounce = 1.097 ounces 14.583 troy ounces = 16 avoirdupois ounces = 1 pound 29,166 troy ounces = 1 avoirdupois ton

STRATEGY

Our current strategy is to further develop the potential of our Buen Futuro gold and copper project in eastern Bolivia during 2006 by carrying out a program of in-fill drilling, performing additional metallurgical studies, securing final environmental permitting, and improving and finalizing our feasibility work performed there to date. We also intend to finish our exploration and feasibility work on the gold deposits of the B and C Zones of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project, by September of 2006. Once that feasibility work is completed, and if it is positive, we intend to implement the recommended mine plan, to construct the recommended recovery circuit and enter into operations by year-end 2006. In addition, we intend to complete the necessary exploration and feasibility work on our Rio Mojos gold project in western Bolivia by April 2007 and determine our best course of action there. Moreover, we intend to implement the results of our feasibility work by carrying out a well defined mine plan and constructing the most appropriate milling and mineral recovery facilities on these two projects. Finally, we intend to continue our efforts to resolve those issues impeding the development of our Cangalli mine. All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing detailed as follows:

To accomplish our strategy we intend to:

o	Obtain estimated financing of $1.5 million for the costs pertaining to our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro (A Zone), B & C Zone and Rio Mojos projects.

o	Carry out an in-fill drilling program using reverse circulation and auger drilling that would be under the supervision of Dr. Michael H. Biste, our geologist on the Buen Futuro project, as well as under the supervision of an internationally experienced geological engineering firm. Our "in-fill" drilling program will entail drilling in between our existing grid of drill holes, and trench and pit sampling sites, so that our computer modeling can more accurately project the grade and quantity of existing gold and copper mineralization for our feasibility study.

o	Carry out detailed metallurgical studies at our Buen Futuro project on the sampling that results from our in-fill drilling program under the supervision of our metallurgical team in Bolivia, as well as under the supervision of an internationally experienced geological engineering firm, to ensure the most efficient and economical treatment of our gold and copper ore.

o	Obtain an estimated $3.5 million for the dismantling of our Gold Bar Mill and Plant located in Eureka, Nevada, and for shipping it and re-erecting it on our Buen Futuro site in eastern Bolivia.

o	Finalize our environmental permitting and feasibility study on our Buen Futuro project and obtain an estimated $6.5 million to implement the recommended mine plan, and milling and recovery circuit, to put the project into operation.

o	Explore the gold deposits on the B and C Zones on our Precambrian properties in eastern Bolivia; perform metallurgical testing; secure our environmental permitting; finalize our feasibility study; implement our mining plan and construct our recovery plant, by year-end 2006.

o	Secure our environmental exploration permit for our Rio Mojos project, finalize mapping and topographical work that is currently in process, and carry out field exploration, metallurgical testing and other work necessary to produce a final feasibility study and mine plan by April of 2007.

o	Continue our discussions with government officials in Bolivia's new administration, and others, relative to the issues impeding the development of our Cangalli gold mine.

(b) Financial Information about Industry Segments

Our business involves only a single industry segment relating to the exploration for, development of, and mining of minerals in Bolivia, which is accomplished solely through our Bolivian-based subsidiaries, Golden Eagle International Inc. Bolivia and Golden Eagle Bolivia Mining (see Item 1(a)), as all of our mineral prospects are in Bolivia. See, Item 1(d) for information regarding our industry segment.

(c) Description of Business

(c)(1) Principal products

We have produced only a single product, gold metal, which we extracted from our Cangalli mining claims from September 2002 through June 2004, and small quantities of gold prior to September 2002. Our revenues from operations have been derived solely from the sale of the gold. Although our Buen Futuro prospect has copper and gold reserves, we have not started production of any gold or copper from our Buen Futuro prospect.

Gold

Gold Sales. During 2005, we had no sales of gold. Gold production and sales prior to 2005 totaled 9,720 ounces and are listed in the chart below titled, “Activities at our Cangalli claims to generate production.”

Gold Uses. Gold has two main categories of use: (a) product fabrication; and (b) investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry, in addition to stocks in companies exploring for and producing gold and other precious metals.

Copper

Copper Production.To date, we have not produced any copper. However, our exploration efforts at Buen Futuro indicate the potential of a commercially significant amount of copper in the mineralized material found there.

Activities at our Cangalli claims to generate production

The following table sets forth our gold production history from our Cangalli claims, our only source of revenues to date:

Years	Production/Inventory (g/oz)	Grade g/T (m3)	Revenues

1996-1999	21,000 g (675 oz)	Exploration Stage	$161,000

2000-9/30/2002	-	-	-

Fourth quarter, 2002	43,847 g (1,410 oz)	.475 (.950)	481,620

First quarter, 2003	36,424 g (1,171 oz)	.433 (.866)	137,196

Second quarter, 2003	37,841 g (1,217 oz)	.424 (.848)	226,740

Third quarter, 2003	59,728 g (1,920 oz)	.317 (.634)	631,325

Fourth quarter 2003	39,246 g (1,262 oz)	.403 (.806)	330,330

First quarter, 2004	30,493 g (980 oz)	.412 (.824)	367,971

Second quarter, 2004	33,745 g (1,085 oz)	.984 (1.97)	533,015

Third quarter, 2004	-	-	228,037

Fourth quarter, 2004	-	-	193,034

2005	-	-	-

Total Production	302,324 g (9,720 oz)		$3,270,667

Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. On December 31, 2005, we held no gold in inventory.

Gold production from our Cangalli claims ceased in June 2004 because of a local farmers’ strike and then because of legal issues and parties not associated with us. In our effort to reinitiate production from our Cangalli claims, we will attempt to resolve this issue with the other unrelated parties, including the Bolivian authorities and the United Cangalli Gold Mining Cooperative, Ltd. (“United Gold Mining Cooperative”), a Bolivian cooperative from whom we purchased the Cangalli claims in 2002.

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

(c)(3) Sources and availability of raw materials

As of December 31, 2005, we required no significant raw materials. When we have conducted mining operations in Bolivia in the past, those operations have required significant quantities of mining equipment and supplies. Such items are often in short supply and deliveries are occasionally impeded by severe weather, political strife, such as road blockades by the Bolivian Central Workers Union, the National Farmers Organization, or other organized groups, and primitive road conditions. Nevertheless, to date, we were always able to meet our requirements. If we are able to bring our Buen Futuro operation online we will require a large amount of electrical power and certain chemicals, which we will need to source in the region and which may be in short supply.

(c)(4)     Importance and duration and effect of patents, trademarks, licenses, franchises and concessions

We have no patents, trademarks, licenses, franchises or concessions that are material to our business. We do own certain rights to own and mine from our mineral properties that are described under Item 2 — properties below.

(c)(5) Seasonality of our business

The Bolivian climate is occasionally harsh in our work areas, often depending on the rainy season’s length and severity. Although internal transportation within Bolivia is generally good, access to our properties may become difficult for short periods during the rainy season, which generally occurs from November to March. During this period, production can be more difficult, and access to the properties may be limited. The impact of rains should lessen and the terrain less impacted by weather as we move to our Buen Futuro operation, which is located on ground that is significantly flatter than the areas in which we have operated at Cangalli.

(c)(6)     Our practices relating to working capital items

Our practices relating to working capital items throughout our entire operational history have been characterized by having to incur working capital and cash-flow shortages. We are not required to carry any specific amounts of inventory to meet customer demands. Additionally, we do not provide extended payment terms when we have sold our gold to third parties.

(c)(7)     Dependence on one or a few major customers.

Our potential customers consist of the spot gold and copper market and an active gold and copper market in Bolivia and internationally of the jewelry industry; as such, should we be successful in bringing any of our prospects into gold and/or copper production, we do not plan on being dependent upon one single customer or just a few customers.

(c)(8) Backlog orders.

Our business does not require purchase orders from customers, but rather is primarily accomplished through the ready spot market for gold and copper production; accordingly, we do not have now or expect in the future any backlog of orders.

(c)(9)     Material portion of business that may be subject to renegotiation of profits or termination of contracts at the election of the government.

No part of our business is subject to renegotiation of contracts at the election of the government of the United States or Bolivia.

(c)(10) Competitive conditions.

The gold and copper mining business is extremely competitive. Our competitors have substantially greater financial, technological, and human resources, and therefore greater potential to conduct successful mining operations and generate revenues.

(c)(11)     Research and development expenditures.

We have not and do not intend to engage in any research and development activities.

(c)(12)     Effect of compliance with federal, state, and local provisions for the protection of the environment.

We are not engaged in significant operations within the United States; therefore, we have no material compliance obligations with respect to federal, state, and local provisions enacted in the United States for the protection of the environment.

In Bolivia, we engage in an industry that is historically subject to extensive, time consuming, and expensive compliance with environmental law. Because we have limited financial resources as well as limited personnel, there is no assurance that we will be able to comply with environmental laws in Bolivia; however, to date, we believe that we have complied with all environmental laws in Bolivia.

Some activities that we engage in require permitting, such as the harvesting of lumber for mine timbers and the transport of explosives. We have all permits required for these activities.

We are also required to have environmental permits to mine, process ore and create mine waste impoundments. From September 30, 2002 through March 2003, we mined in Cangalli on the basis of conditional use permits. In March 2003, we received our permanent environmental permits, which we intend to maintain in good standing. We are required to provide the Bolivian Vice Ministry of the Environment and Natural Resources with ongoing information regarding the environmental impact of our operations as they continue into the future. In addition, we have retained an engineering firm to monitor our subsidiary’s compliance with environmental laws in Bolivia and to produce any necessary reporting and filing. Our ability to continue our mining activities depends on our compliance with Bolivian law and with the conditions of our environmental permitting.

As part of our process to commence gold and copper mining operations at Buen Futuro, we are currently obtaining the necessary environmental permits to commence mining and milling operations; however, there is no assurance that we will be successful in doing so.

(c)(13) Employees.

At December 31, 2005, we directly employed 11 full-time employees, as follows: (a) 3 in our head offices in Salt Lake City, Utah; and (b) 8 in our administrative offices in La Paz, Bolivia and Santa Cruz, Bolivia and our administrative field offices in Cangalli, Bolivia. Additionally, we employ 11-contract full time employees that are primarily employed for security, maintenance and hospital services.

(d) Financial information about geographic areas

We operate in two geographic areas – the United States and Bolivia. The financial information about our geographic areas as required by Item 101(d) of Regulation S-K is described in the charts and notes below.

The following sets forth certain information regarding our results of operations for our Bolivian subsidiaries as of December 31, 2005 compared with the same period in 2004.

Bolivian Subsidiaries	Years ended December 31
Revenues	$-	$1,322,057	$1,325,591
Production costs	-	(979,419)	(962,910)
Production taxes	-	(148,630)	(172,252)
Exploration & development	(22,806)	(62,061)	(200,000)
General and administrative	(627,568)	(454,722)	(539,913)
Depreciation and depletion	(58,925)	(254,172)	(138,423)
Impairment	(0)	(322,404)	-
Operating loss	(709,299)	(899,351)	(687,908)
Interest expense	-	-	-
Legal Settlement	-	(2,050,000)	-
Other Income (loss)	37,544	444	-
Net (loss)	$(671,755)	$(898,907)	$(687,908)

This data only represents our Bolivian subsidiary’s activities. For complete financial information see Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue. No revenue from gold sales was generated by our Bolivian subsidiary in 2005 as a result of the cessation of operations at Cangalli in June of 2004. Revenue, production costs and production taxes are exactly the same for our Bolivian subsidiary as they are in our consolidated statement of operations. Exploration and development costs in our subsidiary are significantly less than those reflected in our consolidated statement of operations since the United States parent corporation pays most of our exploration and development costs in common stock to consultants. These costs are attributable to the United States parent.

Exploration and Development. Exploration and development costs decreased in the subsidiary to $22,806 in 2005 from $62,061 in 2004. The decrease in 2005 is the result of carrying the majority of exploration costs on the US corporate books as stock was issued for services, as well as the decrease in exploration and development at Cangalli as a result of the shut down. Additionally, there were no exploration and development cost incurred at Cangalli during 2005.

General and Administrative Expenses. General and administrative costs in our Bolivian subsidiary increased to $627,568 in 2005 from $454,722 in 2004. This increase is the result of the reallocation of all production resources at Cangalli to general and administrative expenses during 2005. During 2004, costs related to Cangalli were applied as production costs. True general and administrative costs declined during 2005 due to a reduction in staff, office size and general cost controls as a result of the shut down of our Cangalli operation.

Depreciation and depletion. Depreciation and depletion decreased to $58,925 in 2005 from $254,172 in 2004. The decrease was due to the removal of mine and plant equipment from production during which time this equipment was not being depreciated.

Impairment.     During 2004, we recognized a $322,404 impairment on the capitalized improvements of the Cangalli mine. We impaired substantially all of the mine development costs previously capitalized when the Cangalli mine was classified as a production property. Based on our inspection, during the period the Cangalli mine has been shut down, some of the internal mine improvements appear to be deteriorating and may require additional funds to bring them back up to standard. Since we have no definitive time period at which we may recommence operations, we determined that we should impair the mine improvements. As a result, we continue to show these improvements as an asset on our books, however we have also booked a corresponding impairment which results in a net asset value of $-0- on our books.

Net loss. The subsidiary net loss decreased to $671,755 in 2005 from $898,907 in 2004. The decrease in the net loss was due to the cessation of operations at Cangalli and the corresponding reduction in staff and other production costs. We did not incur any additional impairment during 2005, as we believe the impairment taken during 2004 is sufficient to accurately reflect the condition of our mining properties and equipment.

The following sets forth certain information regarding our results of operations for our United States corporate activities as of December 31, 2005, compared with the same period in 2004 and 2003.

US Corporate Activities	Years ended December 31
	2005	2004	2003
Revenues	$-	$-	$-
Production costs	-	-	-
Production taxes	-	-	-
Exploration & development	(411,152)	(773,264)	(906,185)
General and administrative	(817,690)	(1,324,596)	(2,054,779)
Depreciation and depletion	(14,617)	(17,765)	(16,430)
Impairment	-	(590,000)	-
Operating loss	(1,243,459)	(2,705,625)	(2,977,393)
Interest expense	(130,270)	(224,034)	(2,909,462)
Other Income (loss)	6,950	615	55,708
Net (loss)	$(1,366,779)	$(4,979,044)	$(5,831,146)

This data only represent the U.S. Corporate activities. For complete financial information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations..

Revenue.     All revenue is generated by our Bolivian subsidiary; accordingly, there are no production costs allocated or production taxes paid by our US corporate entity.

Exploration and development. Exploration and development costs decreased on a US corporate level to $411,152 in 2005 from $773,264 in 2004. All of the exploration and development costs during 2005 for our US corporate entity were directed at our Buen Futuro mining concession and the proposed dismantling and re-erection of our Gold Bar Mill and Plant on the Buen Futuro site in Bolivia. The majority of these costs were paid with our stock issued at market price on the date of grant. All stock issuances are accounted for on a corporate basis even though they may have been issued to consultants or employees in Bolivia. During 2005, we issued 17,733,906 shares of our common stock valued at $451,903 to pay consultants, metallurgists, geologists and contractors for exploration and development work on our prospects within the Precambrian Shield (which we also refer to herein as the “Buen Futuro project”).

General and Administrative Expenses. General and administrative expenses declined to $817,690 in 2005 from $1,324,596 in 2004. Included in general and administrative expenses is stock issued for services to consultants, and employees both in the US and in Bolivia. We issued 27,876,287 shares valued at $523,853 for general and administrative services during 2005. The decline in general and administrative expenses represents a reduction in staff and operations as well as our ongoing efforts to control costs.

Depreciation and Depletion. Depreciation and depletion declined to $14,617 in 2005 from $17,765. This decline results from the previous full depreciation of some of our fixed assets. Once a fixed asset has been fully depreciated, no additional depreciation is taken. We have also purchased few if any additional fixed assets during the past two years that would cause depreciation to increase.

Impairment.     As a result of FASB 144 during 2004, we incurred an impairment of $912,404 on various assets primarily relating to our suspended Cangalli operation. This impairment included $322,404 of capitalized mine development costs, $470,000 on the Cangalli property and $120,000 on mining equipment related to Cangalli. While we still own and maintain this property and equipment, its value has been impaired to a level equal to the present value of its future cash flows or to a level at which we feel it could be sold on the market. We did not incur any additional impairment during 2005, as we believe the impairment taken during 2004 is sufficient to accurately reflect the condition of our mining properties and equipment.

Interest expense. Interest expense declined to $130,270 in 2005 from $224,034 in 2004 and $2,909,462 in 2003. This decrease in interest expense was directly related to the conversion of debentures and other debt to common stock during 2003 and 2004.

(e) Available information.

We are a Colorado corporation with our principal executive offices located at 9661 South 700 East, Salt Lake City, Utah. Our telephone number is (801) 619-9320. Our website address is www.geii.com. We file our annual, quarterly, and current reports with the Securities and Exchange Commission, copies of which are available on our website or from the SEC free of charge at www.sec.gov. Our Code of Business Conduct and Ethics is also available on our website or by faxing a request to us at (801)619-9320.

(f) Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

(f)(1) FINANCIAL RISKS

Our history of losses and working capital shortages have resulted in our auditor issuing an opinion on our financial statements indicating substantial doubt about our ability to continue as a going concern.
We have incurred substantial losses of $44,103,448 since our inception. Additionally, we had negative working capital of $1,471,409 as of December 31, 2005. Our continued operations are dependent upon receiving significant financing. On the basis of the foregoing, our auditors have substantial doubt at December 31, 2005 about our ability to continue as a going concern.

Should we be successful in mining gold and copper, our revenues may be negatively affected by price volatility of those metals.
Metals prices are subject to extreme price volatility, including gold and copper, as evidenced by charts (a) and (b) below:

(a)     Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange:

Year	High	Low	Aver	age

1995	396	372	384

1996	415	367	388

1997	367	283	331

1998	313	273	294

1999	326	253	279

2000	313	264	279

2001	293	256	271

2002	349	278	310

2003	416	320	363

2004	454	375	389

2005	$536	$411	$445

2006 through March 31	$584	$525	$554

Source of Data: Kitco and Reuters.

On March 31, 2006, the afternoon fixing price for gold on the London Metals Exchange was $$582 per ounce.

(b)     Copper. The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high-grade copper on the London Metal Exchange and COMEX in each of the last ten years.

Year	High	Low		Avera	ge

1995	1.47	1.23			1.33

1996	1.29		.83		1.04

1997	1.23		.77		1.03

1998	.85		.65		.75

1999	.84		.61		.71

2000	.91		.73		.82

2001	.83		.60		.72

2002	.77		.64		.71

2003	1.05		.70		.81

2004	1.54	1.06			1.29

2005	$2.18	$1.39			$1.68

2006 through March 31	$2.51	2	$.00		$2.25

Source of Data: London Metal Exchange and COMEX

On March 31, 2006, the closing spot price of high-grade copper on the London Metal Exchange was equivalent to $2.49 per pound.

Metals prices are subject to factors that are beyond our control, including speculation, political and economic conditions, and inflation. Should gold and copper prices experience downward price trends, our revenues and potential profitability will be negatively affected.

Our continued operations are dependent upon receiving adequate financing.
Our primary operational goals of restarting and further developing the Cangalli mine and to develop the Precambrian Shield prospects will require substantial debt or equity financing; however, there is no assurance that we will be successful in receiving adequate financing. Should we fail to receive adequate financing, any possible revenue generating operations will be significantly delayed and we will be subject to increasing losses.

Historically, cash shortages have negatively affected our ability to explore and develop our properties.
From approximately November 1997 to present, we have experienced significant cash shortages. We have been able to meet our financial obligations only through equity and debt financing. We may continue to experience cash shortages, which will cause delays in development of our prospects and any possible revenue generating operations, and will otherwise negatively affect our financial condition.

We have significant debt obligations that we may be unable to meet and/or may negatively affect our operations.
At December 31, 2005, we had $1,694,777 in current liabilities, including monies due in connection with the purchase of the Buen Futuro prospect in the amount of $40,000, other notes payable in the amount of $1,019,591, a note payable to one of our directors for $135,000, and funds owed to trade creditors in the amount of $399,454. Should we be unable to meet these debt obligations, we may lose the Buen Futuro prospect and/or our operations may be adversely affected.

(f)(2) OPERATIONS, DEVELOPMENT, AND MINING RELATED RISKS

Our future success is dependent upon our existing management.
Our future success is dependent upon the continued participation of members of our current management who provide us with the key technical and management aspects of our operations, including: (a) H. Roy Shipes, our Chairman of the Board; (b) Terry C. Turner, our President/Chief Executive Officer; (c) Harlan C. Delozier, our Administrative Vice President in Bolivia; and (d) Tracy A. Madsen, our Vice President for our US Administration and our Chief Financial Officer. We have not obtained any key man life insurance for any of these personnel. Should we lose the services of any of these personnel, our operations may be negatively affected.

Our operations in Bolivia are subject to inherent risks.
Our operations in Bolivia are subject to various risks, including:

o	Possible political volatility, instability, civil unrest, or insurrection in Bolivia where all of our properties and prospects are located;

o	Exchange controls and currency fluctuations;

o	Material changes in the regulatory climate in Bolivia pertaining to permitting, licensing, mining, and environment;

o	Geographical, climate, and environmental conditions in Bolivia that may pose operational difficulties, including restricting access and development of our prospects; and

o	Risks associated with mining, exploration, and development operations, including risks of injury and death to workers, environmental damage, unexpected rock formations or metallurgical issues.

The occurrence of any of these risks could negatively affect our operations, including delays or stoppages in our mining, exploration, and development work, negatively affect our financial condition, or negatively affect the viability of our assets in Bolivia.

(f)(3) LEGAL, MARKET, AND REGULATORY RISKS

Our minority shareholders exercise little control over our corporate affairs.
Officers and directors beneficially own more than 25% of our outstanding shares as of March 31, 2006. Accordingly, our officers and directors acting together will have the ability to substantially influence matters submitted to shareholders for approval, including election of directors or a merger or consolidation or sale of our assets, and our minority shareholders may have little or no influence in the outcome of such matters. Additionally, our Board of Directors has the right to authorize the issuance of “blank check” preferred stock with such designations, rights and preferences, as they may determine. As such, our Board of Directors may issue shares of preferred stock with such rights and preferences without shareholder approval, which could adversely affect the voting power or other rights of our common stock holders. Additionally, such preferred stock issuances could have the effect of discouraging, delaying or preventing a change in our control.

We have indemnified our officers and directors to the full extent permitted by Colorado law, which could negatively affect our financial condition.
Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the full extent permitted by Colorado law. As a result of this indemnification, we may be required to pay judgments, fines, and expenses incurred by an officer or director, as a result of actions or proceedings against them. Funds or our securities paid in satisfaction of judgments, fines or expenses would likely be funds that we would need for our operations and for the exploration and development of our properties. Accordingly, such payments pertaining to claims against our officers and directors may negatively affect our operations, financial condition, and/or further dilute the value of our securities.

Our issuances of shares in the past have caused substantial dilution to the value of our common stock and will continue to do so in the future.
During our past three fiscal years, we have raised capital to finance our operations and acquisitions. We have raised this capital by selling substantial shares of our common stock and issuing shares in connection with convertible debentures. Additionally, we have issued shares in connection with acquisition of our properties. The issuances of these securities are dilutive to the value of our securities, especially since many of these securities issuances were below the then-current market prices. Since our operations are currently dependent upon raising additional funds through debt or equity financing, future issuances will further dilute the value of our securities.

The public market for our common stock is extremely volatile both as to price and volume and may continue to be volatile in the future.
During 2005, our common stock has been volatile as to price and volume. Significant operating losses, the shut-down of our operations at our Cangalli claim, our failure to recommence gold production, political instability in Bolivia and other factors may have contributed to the volatility of our shares. There is no assurance that the volatile nature of our stock as to price and volume will not continue in the future.

We face substantial governmental regulation.
Our business in Bolivia is subject to extensive regulation pertaining to the development of our prospects and possible production, environmental regulation, labor standards, mine safety and others. Should we fail to abide by these regulations, are operations may be subject to fines or restrictions on activities pertaining to our prospects and properties in Bolivia.

We have not developed independent corporate governance.
At the present time, we have no independent directors. Additionally, we have no audit or compensation committee. Our lack of independence and independent controls over our corporate affairs may negatively affect our ability to comply with applicable securities regulations, and may result in potential or actual conflicts of interest between our officers and directors and our shareholders.

Unresolved Staff Comments

None

Item 2. Our Properties

As described in Item 1, Business, we own mineral prospects in Bolivia that we believe are prospectively valuable for mineral operations. These include:

        The Tipuani-Cangalli prospects (discussed in paragraphs (a) and (b), below), and

        The Precambrian Shield properties (discussed in paragraphs (d), (e) and (f), below).

        The Rio Mojos properties (obtained subsequent to December 31, 2005) are discussed in paragraph (j) below.

(a) The Cangalli claims

In October 1995, we began reviewing potential mining opportunities in Bolivia. Thereafter, we conducted a site visit to the Tipuani Gold Mining District, which is approximately 62 miles north of the Bolivian capital of La Paz. Our representatives traveled to the town of Cangalli, approximately two kilometers down river from the town of Tipuani, a well-known gold mining center in Bolivia. We hired an independent geologist to evaluate the Cangalli area. This geologist reported that the area merited further study and was highly prospective for sizeable gold deposits.

(a)(1)     Contract for exploration and mining on the Cangalli properties

Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996, through one of our now-inactive subsidiaries, we entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. (“United Gold Mining Cooperative”), a Bolivian cooperative consisting of 118 members. We operated under this contract from the date of its signing through July 2, 2002.

(a)(2)     Purchase of the Cangalli properties from the United Gold Mining Cooperative

On July 2, 2002, we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli claims. In total, we purchased 5,125 acres. This purchase completely freed our Cangalli properties from any royalty whatsoever. We paid $300,000 in cash, 3,944,500 shares of our restricted common stock valued at $0.10 per share, and assumed $175,000 of United Gold Mining Cooperative’s existing debt payable by us over the course of 4 years. The United Gold Mining Cooperative debt has now been paid down to $77,359. These shares were issued for investment purposes to persons who were neither citizens nor residents of the United States in accordance with exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation S.

We also agreed in a separate lease agreement to lease the use of the 1,000-foot deep Cangalli shaft back to the United Gold Mining Cooperative for a period of 99 years, with a 10% gross royalty on gold production back to us, so that the United Gold Mining Cooperative members not working for us could remain involved in gold mining in their own community.

The United Gold Mining Cooperative leadership distributed 35,000 shares of our common stock to each of their members. This distribution was accomplished in accordance with the provisions of Regulation S. During 2003, we issued the United Gold Mining Cooperative an additional 133,000 shares of our common stock valued at $22,610 to satisfy additional claims.

We paid one-time transfer taxes of $9,000 in the purchase. We also pay $2,075 per year to the Bolivian government in mining patent concession fees. In accordance with the Bolivian Mining Code, these annual government claims fees are our only obligation to be able to maintain our rights over the Cangalli claims in perpetuity.

(a)(3) Production from our Cangalli mine

We received an investment of $1.3 million in early 2002 to initiate a 1,000-tonne per day plant and to build out our interior mine infrastructure. On September 30, 2002, we commenced operations at our Cangalli gold mine at the rate of 1,000 tonnes per day from our open pit operation. By November 2002, we had increased our production capacity to 2,000 tonnes per day. By the end of the fourth quarter, December 31, 2002, we had processed 92,700 tonnes of ore, and had recovered 43,847 grams, or 1,410 troy ounces, of gold.

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

During the first two quarters of 2004 we implemented a mining technique similar to a technique from the coal mining industry known as longwall mining where the high-grade portions of the gold deposit were mined along the plane. Initially, this mining took place along a 25-meter work face, and as the work face advances, the roof behind was allowed to collapse, or subside, in a controlled manner similar to longwalling now being used in the coal industry. During the first two quarters of 2004, we experienced a shakeout period on longwall production and we consistently achieved grades in the range of 3 grams per tonne. We made significant progress in developing this mining method and steadily increased longwall production. Our gold production at our Cangalli mine increased by nearly 11% from the first quarter 2004 to the second quarter 2004 as a result of the increase in our recovered grade from longwall mining.

On June 25, 2004, we announced we had temporarily ceased mining operations at our Cangalli mine and plant as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. The roadblocks prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to our Cangalli operation, and the power failures halted all mining and processing activities.

        During June 2004, before the strike issues were settled, we ceased gold mining operations at our Cangalli property also as a result of issues that arose among the United Gold Mining Cooperative that had sold us a 5,000-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. The legal issues involving the United Gold Mining Cooperative had nothing whatsoever to do with us. The most pressing legal dispute between the United Gold Mining Cooperative and the Bolivian governmental regulators involved the United Gold Mining Cooperative’s mandatory contributions to the National Mining Pension Fund that were in arrears and the failure of the United Gold Mining Cooperative to observe legal formalities regarding its formation, registration and ongoing operation. These legal disputes, while having nothing to do with us, created an insecure atmosphere at our Cangalli gold mine and raised serious questions about whether formal intervention would occur and substantially hamper operations.

Although the issues surrounding the local farmers’ strike have been settled, the issues relating to the United Gold Mining Cooperative continue to be a threat to our ability to continue mining operations on our Cangalli claim. To date, no court in Bolivia has ruled on these issues.

(a)(4) Cangalli reserves

As a result of the suspension of operations at our Cangalli mine and our inability to reasonably forecast when or if we will be able to resume operations at Cangalli, we will no longer estimate proven and probable gold reserves on our Cangalli claims. If at some point we are able to resume operations at Cangalli, we hope to be able to again estimate reserves. We can however, offer no guarantee that in the future we will be able to estimate reserves on our Tipuani-Cangalli claims.

(b) The Tipuani prospect

In November 1999 and October 2000, we acquired four mining claims in the Tipuani Gold Mining District, surrounding our Cangalli claims, 62 miles north of La Paz, Bolivia, with a total acreage of approximately 69,000 acres. Our initial geological studies conducted in 2000 indicated that these properties were highly prospective for gold deposits similar to that found on the Cangalli Properties. In exchange for the mining claims, we committed to pay to the Bolivian government annual fees of $27,825. In accordance with the Bolivian Mining Code, these annual government claims fees are our only obligation to be able to maintain our rights over these properties in perpetuity.

During 2004, we announced that as a result of geological reconnaissance work further identifying and mapping the gold bearing conglomerate material in the paleochannel of the ancient Tipuani River basin, we reduced our landholdings in the Tipuani properties from 74,000 acres (116 square miles) to 49,900 acres (78 square miles). As a result of this reduction, we reduced our obligation to pay concession patent fees, and we now have a more focused approach to its exploration activities in the pay streaks in the paleochannel found on its gold concessions in the area. We do not believe that the reduction in acreage resulted in the loss of any valuable mineralized area.

At December 31, 2004, we also owned 44,900 acres in the Tipuani prospect (not including the 5,000-acre Cangalli claim) covering an 18-mile section of the ancient paleo-channel of the Tipuani River system. This area is not affected by the dispute between the United Gold Mining Cooperative and the Bolivian government and we are investigating the possibility of moving our recovery plant to an alternate site on our property. If we were to abandon our current mine site, we may have to write off certain mining claims and development costs. Should we ever be able to resume mining on the 5,000-acre Cangalli claim, we will incur substantial startup costs, for which we currently do not have sufficient funding.

To maintain our claim to the mineral rights on the property under our control, we must pay the government approximately $.40 per acre per year in mining claims fees. In order to reduce costs we studied the minimum amount of acreage we must maintain on our Tipuani-Cangalli claims in order to maintain the integrity of our deposit and mine plans. As a result of this study, we reduced our claims to approximately 7,000 acres, which results in a claim fee of approximately $3,000 per year. We have maintained a portion of our claims in the paleo-channel, which we intend to mine and we do not believe that this reduction will limit our production if and when we are able to resume mining in the Tipuani-Cangalli area. The acreage on which we reduced our claims is primarily a buffer zone that would insulate us from any adjacent claims. During 2006, we made all mining claim payments for 2006.

(c)     History of the Cangalli and the Tipuani Gold Mining District of Bolivia

Gold mining in the Tipuani Gold Mining District, in which the Cangalli and Tipuani properties are found, can be traced back to pre-Inca times (1000 to 1500 A.D.) During the Inca dominion, natives worked gold placers in the Tipuani River and her tributary rivers, the Ancoma and Yani, and also in the gold-bearing quartz veins of the Cordillera in the high Andes Mountains.

Gold mining continued in the Tipuani Gold Mining District after the Spanish Conquest up through modern times.Due to the perceived near-exhaustion of the best-known deposits of river gravels, many people have abandoned the Tipuani area. Lately, others have been trying to work the remaining river areas and terraces, while making some technical improvements such as deeper shafts and better underground workings. Historical sources have estimated that the total production of gold from the Tipuani District may reach figures close to 200 tonnes of gold for each of the 16th, 17th, and 18th centuries. It was near 200 tonnes for the 19th century and about 500 tonnes for the 20th century. For its known history of almost 1,000 years of mining, according to these historical sources, the Tipuani District may have produced no less than 1,000 metric tonnes of gold, or more than 32 million troy ounces

(d) The Precambrian prospect.

In June of 2001, we acquired four mining claims in Bolivia’s Precambrian Shield with a total acreage of approximately 125,000 acres, as well as the existing reports on the area, for 10 million shares of our common restricted stock valued at $300,000 ($0.03 per share). These shares were issued to persons who were not United States citizens or residents for investment purposes in accordance with exemptions from registration found in Section 4(2) and 4(6) of the Securities Act of 1933, and Regulation S. The size of our holding in the Precambrian Shield of Bolivia has decreased as we have reduced the size of our concessions with the Bolivian government, and increased as we have acquired new prospects.

We pay $54,600 per year to the Bolivian government in mining patent fees for our Precambrian Prospect. In accordance with the Bolivian Mining Code, these annual government claims fees are our only obligation we have to be able to maintain our rights over these properties in perpetuity.

Our geologists explored these prospects and found them to be highly prospective for extensive near surface gold mineralization and deeper mineralized volcanogenic massive sulphides (“VMS”) systems containing gold and copper.

(e) Buen Futuro claim

(e)(1) Acquisition

We purchased the Buen Futuro claim and all technical information that had been generated about the property from Celia Calla de Arraya, a Bolivian, and her son-in-law, Dr. Michael H. Biste, a geologist who has worked extensively in the area, in June 2003. We amended the contract in December 2003 and March 2005. The terms of the acquisition included a 3% net smelter return, payments of $50,000 cash and shares of our restricted common stock valued at $75,000, and a promise to make the following additional payments:

	Payable	Paid	Remaining
Due 2005 Cash	$200,000	$160,000	$40,000
Due 2005 Shares	$100,000	$100,000	$0

As of December 31, 2005, we have made all required payments under the contract with the exception of $40,000 that we intend to pay during the first quarter of 2006. Under the agreement with Mrs. Calla de Arraya and Dr. Biste, we undertook several obligations in addition to the payment obligations described above. These obligations included:

o	Our agreement to maintain an exploration program to replace mineral reserves as they are depleted through mining as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession.

o	Our agreement to invest $1 million in exploration by November 23, 2006. We have expended approximately $564,000 to date that we believe may be applied to this commitment. We will only be able to meet the remainder of this commitment if we receive a significant amount of additional financing, which cannot be assured.

o	Our original agreement required us to enter into mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe that the acquisition of the Gold Bar mill and plant for $3,600,000 will satisfy this investment requirement if we are able to obtain financing and begin construction. On May 20, 2005 we entered into an amended agreement with the seller whereby we agreed that if we were not in production at Buen Futuro by November 23, 2005 we were required to pay a penalty of $1,500 per month to the seller until we enter production or until November 23, 2006. If by November 26, 2006 we are still not in production, the penalty amount payable to the seller increases to $3,000 per month.

There are no other stated penalties for failure to comply with these commitments. The initial build-out of the gold plant and other infrastructure improvements will require a capital investment of approximately $10,000,000. As the sellers of the property are now major shareholders, we believe that they may assist us in bringing the claim into production.

(e)(2) The Buen Futuro Mining Claim.

On May 30, 2003, we signed a Letter of Intent to acquire 100% of the Buen Futuro mining claim located squarely in the center of our 125,000-acre landholding in a geological area within eastern Bolivia known as the “Precambrian Shield.” This area, which resulted during a geological time known as the Precambrian Era, is located 162 miles north of Santa Cruz, Bolivia, and 11 miles east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. These ore bodies are found in an oxide zone 130 to 200 feet thick, as well as a layer known in geological terms as a “supergene,” which is a copper-enriched zone extending from the oxide zone to a depth of 320 feet, sitting on top of a mineral deposit enriched in sulphide minerals by volcanic activity controlled on both sides by harder material, which is referred to in geological terms as “VMS mineralization.” We exercised our rights to purchase the Buen Futuro property in June 2003. A private contract, as well as a recorded public contract, were signed and filed with the Superintendency of Mines of the Department of Santa Cruz on December 12, 2003.

We believe that the Buen Futuro gold/copper deposits, surrounded by our Precambrian claims, are just part of a much larger trend of VMS clusters that run both north and south within our 136,500 acres. A recent study was carried out on the prospect by Dr. Michael Biste, one of our consultants who is an expert on the Precambrian geology of eastern Bolivia. The exploration data resulted from the northern part of the company’s Dos Piyos claim, and the southwest portion of the Cobra claim. Both properties cover the northern part of the Ascension Gold-Copper Trend and the investigated ground comprised 23 square miles. Dr. Biste prepared a remote sensing study consisting of an interpretation of satellite images, aerial photographs, and open file airborne magnetic and radiometric data. He further reexamined historic reconnaissance exploration data of the two claims and applied modern computer based methods for an integrated data interpretation. In addition, Dr. Biste used the results of geological mapping over 44 linear miles, magnetic ground surveys of over 9 miles and soil sampling over a distance of 18 miles, as well as Horizontal Loop Electromagnetic (HLEM) data along two extensive test lines. Despite the wide line spacing of 0.6 miles, Dr. Biste was able to identify a geological setting with characteristics very similar to the host rock of the Buen Futuro (formerly Miguela) volcanogenic massive sulfide (VMS) mineralization. Buen Futuro is located 12 miles southwest of the investigated area. The HLEM survey so far has confirmed three parallel striking conductors, which Dr. Biste believes represent a primary VMS mineralization that is covered by an oxide layer at least 30 meters deep. The lateritic soil at the surface carries geochemically anomalous values for gold, copper and zinc. Our summary study covers 3.6 miles of the Trend and the remote sensing data shows that the favorable VMS lithology strikes further to the northeast. We consider these findings to be a significant step toward identifying new gold-copper mineralization similar to the Buen Futuro ore bodies. Dr. Biste believes that fieldwork will continue to demonstrate that the Ascension Gold-Copper Trend is now likely to extend over at least 21 linear miles within our Precambrian properties.

We believe that this acquisition, and our current landholding in the Ascension Gold-Copper Trend, provide us with several important opportunities for future development; however, such opportunities are contingent upon our ability to raise the needed development capital either through operations, equity funding, debt financing or by entering into joint venture relationships.

The Buen Futuro VMS mineralization was initially identified by Dr. Biste through geochemical surveys, and subsequently confirmed using Induced Polarization (IP) and (HLEM) surveys. Eventually, between 1993 and 1997, 800 miles of exploration trails were cut through the jungle to take a total of 21,000 samples on the Buen Futuro and surrounding areas. A total of 8,400 feet of auger drilling was performed initially, with 11,000 feet of additional reverse circulation drilling and 27,000 feet of diamond core drilling. A total of 8 miles of trenches were dug and 5,500 trench samples were taken and analyzed.

We own the underlying mineral rights on the Buen Futuro project through the purchase of mineral concession rights that had been granted by the Bolivian government. However, we had to purchase the surface land rights before we could actually begin to disturb the surface with mining and development activities. We have purchased 585 acres of surface rights covering the areas that we intend to mine in the Buen Futuro A Zone, as well as all areas necessary for the location of our mill, recovery plant, fresh water ponds, tailings impoundments and mine camp site. As other surface rights become necessary, we expect to acquire those rights under reasonable terms also.

(e)(3) Buen Futuro reserves

In February of 2004 we announced estimated mineral reserves on our Buen Futuro prospect in eastern Bolivia. A component of that reserve estimation pursuant to Securities and Exchange Commission Industry Guide 7 was that a mineral reserve is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” During the third quarter of 2005, we received an inquiry from the Securities and Exchange Commission questioning the validity of continuing to classify the mineralization on the Buen Futuro prospect as reserves due to the perception that our resource and reserve report on this prospect may not reach the level of a feasibility report.

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

(f)     Gold Bar mill and plant

On June 18, 2004, we entered into a purchase agreement with Atlas Precious Metals, Inc. for the purchase of the Gold Bar mill and gold recovery plant located 27 miles northeast of Eureka, Nevada. In exchange for the Gold Bar mill and plant, we issued to Atlas Precious Metals 30,000,000 shares of our restricted common stock valued at $.12 per share based on the closing price of the stock on the closing date or a total purchase price of $3,600,000. Upon raising the necessary capital, we intend to dismantle, ship and re-erect this plant on our Buen Futuro site in eastern Bolivia. We estimate the time to dismantle the plant, transport it to Bolivia and re-erect it on our Buen Futuro claim will be approximately eight months from the time we raise the necessary financing. We estimate the cost to dismantle, ship and re-erect the plant on our Buen Futuro claim to be approximately $3.5 million.

Prior to completing the purchase of the Gold Bar mill, we received a fairness opinion prepared by H.E. Dunham & Associates. The opinion from H.E. Dunham & Associates determined the economic fairness of the Gold Bar mill transaction to our shareholders. The reported estimated a replacement value on the Gold Bar mill and plant at $12 million. This report also provided an estimated cost to build a similar-sized new gold and copper recovery plant with its associated new equipment, engineering and construction costs at between $45 million and $50 million in today’s dollars. The report also included three comparable acquisition transactions of similar size and capacity, which were used as comparison to our acquisition of the Gold Bar mill and plant. These included the Carr Fork facility located at Tooele, Utah, which sold for $7.0 million and the Quintana facility, located at Truth or Consequences, New Mexico, which sold for $8.5 million to OK Tedi Mining Company in 1986 dollars; while the 4,000 tonne per day Paradise Peak Gold Facility located at Gabbs, Nevada is currently on the market for $18 million. The report stated that the “acquisition of the Gold Bar Mill is most beneficial to the Company at a good price.” Finally, H.E. Dunham & Associates expressed the opinion that the “transaction is economically fair to Golden Eagle International, Inc., Atlas and their shareholders.” Atlas offered to sell the Gold Bar plant to us, at what we feel was a discounted price, as a result of its desire to participate in the mining of gold and copper at Buen Futuro. The Gold Bar plant was a perfect fit for our needs and was not at the time processing ore from the Gold Bar mine.

In accordance with the original Asset Purchase Agreement between Atlas and us, we agreed to move all Gold Bar assets of the property located near Eureka, Nevada within twelve months from the date of the agreement. As it was apparent that we were to fail to remove the assets by this date, Atlas had the right to either allow us to store the assets on site or terminate the agreement and return the purchase price to us. While we believed that Atlas did not intend to terminate the agreement, we could not guarantee that they would not do so. As a result of the possibility of the termination of the agreement and the return of the assets to Atlas, we moved the $3,600,000 purchase price of the plant from property and equipment to a non-operating non-current asset section on the December 31, 2004 balance sheet. We also moved the $3,600,000 that we issued in stock from the additional paid in capital to a mezzanine liability section. On May 19, 2005 we entered into an amended asset purchase agreement with Atlas in order to remove from the original purchase agreement the requirement that the Gold Bar Mill and plant be removed from the site within a specified time period. Under this agreement, we issued an additional 20,000,000 shares of restricted common stock at $.019 per share or $380,000 as an addition to the purchase price of the Gold Bar mill and plant. By means of this agreement, we removed any cloud relating to our ownership of the Gold Bar mill and plant. As a result, during the second quarter 2005, we reclassified the Gold Bar mill and plant as a fixed asset and reclassified the stock issued as well as the additional shares granted under the amended agreement as additional paid in capital.

(g) Cobra claim

On December 22, 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for volcanogenic massive sulphide (“VMS”) deposits containing gold and copper, as well as near-surface gold oxide deposits. Induced polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys, as well as scout auger drilling, have yielded positive results in an area extending to the northeast of our previous 111,500-acre landholding.

We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000. To maintain the property in perpetuity, we must pay annual concession patent fees to the Bolivian government of $9,000.

(h) Rio Mojos concession

After our 2005 year-end, on January 3, 2006, we announced that we had signed a joint-venture contract for the development of the Rio Mojos gold project 250 miles north of La Paz, Bolivia. We will own 94% of the joint-venture project, while the landowner will own the other 6%, which will entitle him to a 6% net smelter return on minerals recovered. The Rio Mojos gold project will become our third major project in Bolivia, building on our relationships and knowledge base in the country. The Rio Mojos gold project area covers 7,163 acres along a 25-mile section of the Mojos River. Based on existing geological studies, three distinct types of mineralization occur within the project area: gold bearing alluvial gravels in the current river channel, beaches and terraces; gold bearing cemented conglomerates in ancient terraces formed above the current river system; and, primary quartz and pyrite gold deposits at the headwaters of the Mojos River.

(i) Office leases

On August 1, 2005, we moved our executive offices in Salt Lake City, Utah to 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,395 per month on a three-year, renewable lease.  Although the lease expires in July 2008, we are allowed to terminate the lease at the end of one year for a $2,790 penalty and at the end of year two for a $1,395 penalty. This lease results in a reduction of our monthly lease rate to $1,395 per month from $1,920 per month. We have also entered into a short-term lease on a new smaller office in La Paz, Bolivia for $180 per month, which expires in July 2006. We also lease 150 square meters of office space in Santa Cruz, Bolivia, which we consider our Bolivian headquarters. This lease, which expires October 31, 2006, is for $500 per month.

Location	Size	Monthly Rent	Lease Expiration
Salt Lake City, UT	1,183 square feet	$1,395	July 31, 2008
Santa Cruz, Bolivia	150 square meters	500	July 10, 2006
La Paz Bolivia	42 square meters	180	October 31, 2006

		$2,075

Our operating subsidiary, Golden Eagle International Inc. Bolivia, owns the mining and processing equipment which is located on the Cangalli claim under its control, or at its warehouse in El Alto, Bolivia, 15 kilometers from its La Paz offices and in Santa Cruz, Bolivia. This equipment includes heavy earthmoving equipment and general support equipment for the mining industry. In addition, Golden Eagle Bolivia owns equipment acquired from the United Gold Mining Cooperative, which includes mining equipment, real property in proximity to the Cangalli shaft, as well as the dwellings found thereon, two warehouses, the mine shaft head frame, a mine hoist, assorted pumps, an electric generating set, all electrical installations, an inventory of parts, assorted tools, mine rail and cars, two double-deck shaker screens, and various other pieces of mining equipment. Golden Eagle Bolivia also owns various support vehicles and trucks. We believe that all of this equipment and the vehicles are in good condition, suitable for use in our mining operations in Cangalli or Buen Futuro.

Item 3. Legal proceedings

During 2004, we became a defendant in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civil Action No. 03CV9390, a civil lawsuit filed in the District Court for the City and County of Denver, Colorado. The complaint alleged that Mr. Knittle, while acting as our president at the time, did not meet securities regulation requirements in clearing restricted shares of our common stock that Mr. Geiger sold as a registered securities broker, which ultimately resulted in SEC sanctions against Mr. Geiger, including barring him from acting as a securities broker. The acts alleged in the complaint that purportedly damaged the plaintiff in this action took place prior to the appointment of any currently serving officer or director. This matter was settled by mutual agreement of the parties, which was approved by the court on February 3, 2005, and the case was dismissed with prejudice. The settlement agreement provided for payment of 50 million shares of our restricted common stock to the plaintiff in this matter, payment of which was made on or about February 7, 2005.

We are not aware of any other legal action pending or threatened against us.

Item 4. Submission of matters to a vote of security holders

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during our Fiscal Year ended December 31, 2005.

PART II

Item 5. Market for our common equity, related stockholder matters, and issuer purchases of equity securities

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

2004	Low Bid	High Bid	Average Daily Volume
First Quarter	$.155	$.265	869,469 shares
Second Quarter	$.09	$.18	581,636 shares
Third Quarter	$.053	$.104	625,276 shares
Fourth Quarter	$.037	$.07	779,339 shares
Total 2004	$.037	$.265	713,745 shares

2005	Low Bid	High Bid	Average Daily Volume
First Quarter	$.033	$.059	677,411 shares
Second Quarter	$.018	$.034	963,276 shares
Third Quarter	$.011	$.024	1,635,131 shares
Fourth Quarter	$.013	$.034	1,603,566 shares
Total 2005	$.011	$.059	1,217,927 shares

2006 (through March 31)	Low Bid	High Bid	Average Daily Volume
	$.025	$.037	2,898,958 shares

(b) Holders

As of December 31, 2005, there were approximately 1,205 shareholders of record of our common stock based on information we received from our transfer agent. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise. We are authorized to issue 800,000,000 common shares, of which we have issued 744,787,518 shares as of December 31, 2005. In addition, we are authorized to issue 10,000,000 preferred shares, no shares of which are outstanding.

We have not issued any shares of preferred stock. However, on March 10, 2005, we entered into a Series A Subscription Agreement with Polion do Brasil, S.A. (Polion), a Brazilian venture capital firm, to purchase 3.5 million preferred shares, with the first payment due no later than April 1, 2005. We did not receive any funds under this agreement, however, during 2005 we received $95,000 from Polion under a private placement.

(c) Dividends

We have never paid a cash dividend on our common stock and have no present intention to declare or pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our expanding operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)     Securities authorized for issuance under equity compensation plans

During 2005, we adopted the 2005 Employees and Consultants Stock Compensation Plan as reflected in the following table as of December 31, 2005. Our directors, officers and affiliates cannot participate in this plan. As discussed below, we have compensated our officers and directors with stock options and stock bonuses, but those are ad hoc determinations made by our board of directors and are not pursuant to any plan. These ad hoc grants have not been submitted to the shareholders for approval.

Equity Compensation Plan Information
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future isuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	30,000,000	-0-	-0-
Total	30,000,000	-0-	-0-

(e)     Unregistered sales of equity securities and use of proceeds   The following reflects issuances of our restricted common stock during 2005.

On January 3, 2005, we sold 400,000 shares of our common stock to Dewey Williams at $0.025 per share or an aggregate of $10,000. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 3, 2005, we sold 140,000 shares of our common stock to the Williams Roth IRA at $0.025 per share or an aggregate of $3,500. We relied upon Section 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to the Williams Roth IRA stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 6, 2005, we sold 150,000 shares of our common stock to Caesar and Donna Cardamone at $0.025 per share or an aggregate of $3,750. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchasers were accredited investors. We placed restrictive legends on the certificates representing these securities issued to Caesar & Donna Cardamone stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 18, 2005, we sold 410,000 shares of our common stock to Avalon Productions, at $0.025 per share or an aggregate of $10,250. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Avalon Productions stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 18, 2005, we sold 500,000 shares of our common stock to Kuehne Development at $0.025 per share or an aggregate of $12,500. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Kuehne Development stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 25, 2005, we sold 140,000 shares of our common stock to Williams Roth IRA 2005 at $0.025 per share or an aggregate of $3,500. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Williams Roth IRA 2005 stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 25, 2005, we sold 3,200,000 shares of our common stock to Derrick Monroy at $0.025 per share or an aggregate of $80,000. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Derrick Monroy stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 28, 2005, we issued, in lieu of interest, 50,000 shares of our common stock to Jack Woods at $0.06 per share or an aggregate of $3,000 for interest we owed to Jack Woods in accordance with terms of a promissory note. We relied upon Section 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Jack Woods stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 27, 2005, we issued 50,000,000 shares of our common stock to Gene Geiger at $0.041 per share or an aggregate of $2,050,000 as settlement for a lawsuit. We relied upon Section 3(a)(10) of the Securities Act of 1933 for the issuance. We believed that Section 3(a)(10) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We also believed that Mr. Geiger was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Gene Geiger stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2005, we issued 152,439 shares of our common stock to Michael Biste at $0.164 per share or an aggregate of $25,000 as part of a contractual payment related to the purchase of property. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Michael Biste stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 17, 2005, we sold 50,000 shares of our common stock to Harry Hall at $0.025 per share or an aggregate of $1,250. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Harry Hall stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 30, 2005, we issued 965,251 shares of our common stock to Tracy Madsen ,our Chief Financial Officer, at $0.0258 per share or an aggregate of $24,903. These shares were issued in connection with Mr. Madsen’s employment agreement with us, in lieu of salary. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Tracy Madsen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 30, 2005, we sold 250,000 shares of our common stock to Donald Fox, at $0.02 per share or an aggregate of $5,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Donald Fox stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 22, 2005, we sold 1,930,502 shares of our common stock to the Terry C. Turner, our president and chief executive officer, at $0.0259 per share or an aggregate of $50,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Terry Turner stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 8, 2005, we issued, in lieu of interest, 50,000 shares of our common stock to Jack Woods at $0.020 per share or an aggregate of $2,000 for accrued and prepaid interest and in return for an extension of payment of funds we owe to Jack Woods in accordance with terms of a promissory note we have with Jack Woods. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Jack Woods stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 21, 2005, we issued 20,000,000 shares of our common stock to Atlas Precious Metals, Inc. at $0.019 per share or an aggregate of $380,000. These shares were issued as an additional purchase price related to the acquisition of the Gold Bar mill and plant. As a result of this issuance, a requirement to move the plant from its site in Eureka, Nevada was removed from the purchase agreement. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Atlas Precious Metals stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 27, 2005, we sold 3,000,000 shares of our common stock to Western Consolidated Resources, at $0.010 per share or an aggregate of $30,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Western Consolidated Resources stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2005, we sold 5,000,000 shares of our common stock to Mary Ann Kohler, at $0.010 per share or an aggregate of $50,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Mary Ann Kohler stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 1,000,000 shares of our common stock to Samuel Depe at $0.01 per share or an aggregate of $10,000. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Samuel Depe stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 500,000 shares of our common stock to Donald Fox at $0.01 per share or an aggregate of $5,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Donald Fox stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 1,000,000 shares of our common stock to Dewey Williams at $0.01 per share or an aggregate of $10,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 5, 2005, we sold 5,200,000 shares of our common stock to the Williams PSP&T, a trust, at $0.01 per share or an aggregate of $52,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Williams PSP&T stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 12, 2005, we sold 400,000 shares of our common stock to David Geoffroy at $0.01 per share or an aggregate of $4,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to David Geoffroy stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 23, 2005, we issued 457,317 shares of our common stock to Michael Biste at $0.164 per share or an aggregate of $75,000 as part of a contractual payment for the purchase of the Buen Futuro mining claim. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Michael Biste stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 25, 2005, we sold 50,000 shares of our common stock to Harry Hall at $0.01 per share or an aggregate of $500. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Harry Hall stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 13, 2005, we issued, in lieu of interest, 200,000 shares of our common stock to Jack Woods at $0.012 per share or an aggregate of $2,400 for accrued and prepaid interest and in return for an extension of payment of funds we owe to Jack Woods in accordance with terms of a promissory note we have with Jack Woods. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Jack Woods stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 15, 2005, we sold 3,000,000 shares of our common stock to Dewey Williams at $0.0075 per share or an aggregate of $22,500. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 15, 2005, we sold 2,500,000 shares of our common stock to Williams PSP&T, a trust, at $0.0075 per share or an aggregate of $18,750. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Williams PSP&T stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 15, 2005, we sold 2,709,406 shares of our common stock to the Williams Roth IRA, at $0.0075 per share or an aggregate of $20,320. We relied upon Sections 4(2) and 4(6)of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Williams Roth IRA stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2005, we sold 2,000,000 shares of our common stock to Stewart Rubin, at $0.0075 per share or an aggregate of $15,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Stewart Rubin stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On October 28, 2005, we sold 5,000,000 shares of our common stock to Jack Woods, at $0.010 per share or an aggregate of $50,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Jack Woods stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 1, 2005, we sold 1,600,000 shares of our common stock to Stewart Rubin, at $0.010 per share or an aggregate of $16,000. We relied upon Section 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Stewart Rubin stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 15, 2005, we sold 12,667,667 shares of our common stock to Polion Do Brasil, at $0.0075 per share or an aggregate of $95,000. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Polion Do Brasil stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 23, 2005, we sold 2,000,000 shares of our common stock to William PSP&T, a trust, at $0.0075 per share or an aggregate of $50,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to William PSP&T, a trust stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 8, 2005, we sold 2,909,091 shares of our common stock to Edmundo Arauz, at $0.011 per share or an aggregate of $32,000. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Edmundo Arauz stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 12, 2005, we sold 1,500,000 shares of our common stock to Kuhne Development, at $0.012 per share or an aggregate of $18,000. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Kuhne Development stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 12, 2005, we sold 1,500,000 shares of our common stock to Avalon Productions, at $0.012 per share or an aggregate of $18,000. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Avalon Productions stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Issuances after our year end of December 31, 2005

On January 17, 2006, we sold 4,127,273 shares of our common stock to Edmundo Arauz, at $0.011 per share or an aggregate of $45,400. We relied upon Sections 4(2) and 4(6) and Regulation S of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Edmundo Arauz stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 19, 2006, we issued, for legal services, 252,900 shares of our common stock to Hamilton, Lehrer & Dargan P.A., at $0.020 per share or an aggregate of $5,058. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Hamilton, Lehrer & Dargan P.A., stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 20, 2006, we sold 846,154 shares of our common stock to Ron Dove, at $0.013 per share or an aggregate of $11,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Ron Dove stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

(f)     Item 703 of Regulation SK — Purchases of equity securities by the issuer and affiliated purchasers

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/04 - 1/31/04	-	-
2/1/04 - 2/29/04	-	-
3/1/04 - 3/31/04	965,251(2)	$.026
4/1/04 - 4/3/04	1,930,502(3)	-
5/1/04 - 5/31/04	-	-
6/1/04 - 6/30/04	-	-
7/1/04 - 7/31/04	-	-
8/1/04 - 8/31/04	734,500(1)	$.019
9/1/04 - 9/30/04	-	-
10/1/04 - 10/31/04	-	-
11/1/04 - 11/30/04	734,500(1)	$.013
12/1/04 - 12/31/04	-	-
Total	4,364,753	$.023

(1)     H. Roy Shipes and his wife Eileen Shipes received restricted common shares through an engineering contract with a company controlled by Mr. Shipes by the name of Western States Engineering. Western States Engineering is providing feasibility studies and engineering work related to the dismantling, transportation and shipment of the Gold Bar mill and plant from Eureka, Nevada to our Buen Futuro property. Mr. Shipes and/or his wife received 3,103,500 shares under this contract during 2005; however, only 1,469,000 of these shares were granted after he had been elected to our Board of Directors.

(2)     Tracy A. Madsen, our Chief Financial Officer, was granted 965,251 shares of restricted common stock on March 30, 2005 per his employment agreement and in lieu of a cash payment. The shares were valued at $.0258 per share the closing price on the date of the grant.

(3)     Terry C. Turner, our Chief Executive Officer, purchased 1,930,502 under a private placement on April 22, 2005. Mr. Turner purchased the shares at $.0259 per share, the closing market price on the date of the purchase.

Item 6. Selected Financial Data

Selected Financial Data

	2005	2004	2003	2002	2001

Gold Sales	$ -	$ 1,322,057	$ 1,325,591	$ 481,620	$ -

Net (loss)	(2,038,534)	(5,877,951)	(6,519,054)	(12,272,389)	(2,617,066)

Net (loss) per diluted share	(.003)	(.01)	(.02)	(.05)	(.01)

Dividends per diluted share	-	-	-	-	-

Total assets	6,329,787	5,893,057	3,571,879	3,064,258	1,801,306

Current liabilities	1,694,777	1,515,829	2,271,367	3,700,738	3,897,508

Non current liabilities	249,000	5,763,100	300,000	3,836,325	2,065,000

Stockholders equity (deficit)	$4,386,010	$ (1,385,872)	$1,000,512	$(4,839,093)	$(4,161,202)

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview
We are engaged in minerals industry related operations in Bolivia and seek to generate revenues, income and cash flows from the sale of gold and copper. We have generated no revenues since approximately November 2004. For at least five years, our operations have been severely impacted from a lack of working capital and financing. Additionally, our operations have experienced additional cost and time delays due to the remote location of our Bolivian properties and our headquarters being more than 4,000 miles from our corporate offices.

From our inception, we have not been profitable. We have financed our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli claims and to acquire and maintain our other prospects, in addition to allowing us to complete our administrative obligations. We have at times encountered difficulties in meeting our obligations to pay our bills timely. We currently have various obligations that are past due, including a principal reduction and past due interest payable to the Seydler Trusts. We have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto.

(a)     Liquidity and capital resources – 2005 and 2004

(a) (1) Continuing working capital deficit

Our working capital deficit for at least the past five years has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2005 and 2004.

Years Ended	December 31,
	2005	2004

Current Assets	$ 223,368	$ 186,191

Current Liabilities	1,694,777	1,515,829

Working Capital (Deficit)	($1,471,409)	$(1,329,638)

Our current assets increased by $37,177 or 20% from $186,191 as of December 31, 2004 to $223,368 for the comparable 2005 period. The increase was due to a $21,435 decrease in cash and a $58,612 increase in prepaid expenses.

Our working capital deficit increased by $141,771 or 11% to $1,471,409 as of December 31, 2005 from $1,329,638 for the comparable 2004 period because of the decrease in cash, the increase in prepaid expenses and a $178,948 increase in current liabilities. The increase in current liabilities was the result of a $198,348 increase in accounts payable, an $111,033 increase in related party debt, and a $96,030 increase in accrued interest payable. This was partially offset by a $260,000 reduction in contracts payable resulting from payments that we made per the contract for the Buen Futuro concession.

We also owe past-due salary obligations to our president, Terry C. Turner. During 2005, Mr. Turner waived $60,000. On December 31, 2004, 2003 and 2001, Mr. Turner waived $60,000, $36,457 and $443,772 respectively of accrued salary without receiving any consideration from us. We continue to owe Mr. Turner $396,783 in back salary; however, he has agreed that this liability bears no interest. A note receivable from Mr. Turner in the amount of $396,783 offsets this liability. The receivable and payable are netted out to a zero balance and do not appear on our balance sheet.

Our working capital deficit during 2005 was also affected by the receipt and related expenditure of more than $698,071 from the sale of our common stock to accredited investors. These funds permitted us to cover other short-term obligations and reduced our working capital deficit.

We continue to focus on conserving cash and setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary as a result of our continuing working capital deficit.

(a)(2) Contract obligations

Our long-term contract obligations during 2005 and 2004 are reflected in the following table:

Years Ended	December 31
	2005	2004
Contract payable (net of current)	40,000	$300,000

The contract currently payable at December 31, 2004 relates to the purchase of the Buen Futuro mine. The non-current portion has become current and was due during 2005 on the following schedule.

	Cash	Shares (Value)
December 2005	$40,000	$0

We have negotiated an extension for the December 2005 payment by agreeing to pay an additional $7,500, for a total of $47,500. We anticipate that these payments will be made during the first two quarters of 2006.

(a)(3) Property and equipment

During 2005, we increased our property and equipment net of depreciation, depletion and impairment by approximately $3,999,553 or 189% to $6,106,419 at December 31, 2005 as compared to $2,106,866 at December 31, 2004; however, we reclassified the Gold Bar mill and plant as a fixed asset from a non operating non current asset following the execution of an agreement with the seller to remove a clause from the sales agreement which would allow the seller to terminate the agreement if the plant is not moved from the property prior to 12 months from the date of the sales agreement. The agreement required us to issue an additional 20 million shares to the seller valued at $380,000 which was applied to the value of the Gold Bar mill and plant. We have reported property and equipment, including the Gold Bar mill and plant, of $7,909,692 with depreciation, depletion and impairment of $1,803,272. By excluding Gold Bar, fixed assets increased by approximately $38,000 as the result of certain spare parts and equipment purchased for the Buen Futuro project.

Years Ended	December 31
	2005	2004
Mining equipment	$1,383,021	$1,294,403
Gold Bar Mill and Plant-idle	3,980,000	-
Mine development costs	529,618	529,618
Mining properties	1,821,451	1,827,301
Other (office, vehicles and aircraft)	195,602	240,600
Accumulated depreciation and depletion and Impairment	(1,803,272)	(1,785,056)
Fixed assets net	6,106,419	2,106,866
Gold Bar mill and plant	-	3,600,000

The increase in accumulated depreciation, depletion and impairment during 2005 resulted from the scheduled depreciation of equipment held in Bolivia and the United States. The increase in 2004 was primarily the result of an impairment in the amount of $912,404 of the capitalized mine improvements at our Cangalli underground mine in the amount of $322,404, the Cangalli property of $470,000 and machinery and equipment of $120,000. The impairment was the result of the cessation of operations at Cangalli and our inability to estimate if and when we will be able to recommence operations in addition to our current cash flow shortages and the threat that it extends over our ability to meeting our operating objectives. Total 2004 impairment was $912,404. A graphical illustration of our 2004 impairment is as follows:

Description	Amount capitalized	Accumulated depletion or depreciation	Impairment (2002 and 2004)	Remaining value

Mine development costs (Cangalli)	$ 490,424	$ 83,760	$406,664	$ -0-

Property (Cangalli)	1,054,001	88,906	470,000	495,095

Machinery & Equipment	1,294,403	520,706	120,000	653,697

Our outside counsel in Bolivia advised us in 2004 that at that time we had an 80% probability of resuming production within five years. As a result of the impairment, we reduced the carrying costs related to the mine to a fair value based on discounted expected cash flows from expected revenues based on our remaining reserves less carrying and additional development costs to bring the mine back into production.

We impaired our mining machinery and equipment based on discounted estimated comparable values by $120,000.

(a)(4) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services as referenced above in Part II (e). By deducting certain other non-cash expenses, we achieved net cash flows from operating activities of ($850,154) in 2005 and ($1,207,550). We also invested $93,352 in 2005 and $346,667 in 2004 in additional property, plant and equipment. Net cash flows provided by our financing activities totaled $922,071 in 2005 and $1,478,036 in 2004. Cash at December 31, 2005 decreased by $21,436 from $51,580 at the beginning of the period to $30,144 at the end of the period.

Net cash flows	December 31
	2005	2004	2003

Net (Loss)	$(2,038,534)	$(5,877,951)	$(6,519,054)

Net cash flows used by operating activities	(850,155)	(1,207,550)	(1,828,218)

Cash flows from investing activities	(93,252)	(346,667)	(547,891)

Net cash flows provided by financing activities	922,071	1,478,036	2,168,841

Net increase (decrease) in cash	(21,436)	(76,181)	(207,268)

Cash beginning of period	51,580	127,761	335,029

Cash end of period	$30,144	$51,580	$127,761

We have used our equity to acquire property, raise cash necessary to pay expenses, payment for services in lieu of cash payments for services and to repay indebtedness. Our ability to continue to use our equity for those purposes is dependent on the price and trading volume of our common stock, both of which are volatile, and our ability to comply with federal and applicable state securities laws. At present, we are only offering shares to accredited investors.

From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to us on a short-term basis to conserve our cash for other purposes. We have also negotiated with certain debt holders to refinance outstanding debt or to convert debt to common stock, including:

o	$135,000 loan from one of our directors

o	Our officers have deferred payment of a portion of their 2005 salary until funds are available to pay these wages. As of December 31, 2005, total deferred salaries from officers was $89,866. These deferred salaries are included in accounts payable.

o	We have also continued to complete private placements during the first quarter of 2006 with three accredited investors. Through March 30, 2006, we had received $56,400 in private placement proceeds in exchange for 4,973,427 shares of restricted common stock.

Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate cash flow from operations, of which there can be no assurance.

(a)(5) Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable and Accrued Expenses	$399,454	$399,454	$-	$-

Related Party Debt	135,000	135,000	-	-

Notes Payable	1,019,591	1,019,591	-	-

Contracts Payable	40,000	40,000	-	-

Exploration & Production Buen Futuro	435,834	-	435,834	-

UCL Assumed Debt	77,359	-	77,359	-

Mining Claim Fees	282,010	56,402	112,804	112,804

Building Leases	17,855	17,855	-	-

Accrued Interest	100,731	100,731	-	-

Debenture	249,000	-	249,000

Total Contractual Cash Obligations	$2,756,834	$1,769,033	$874,997	$112,804

(a)(6) Off-balance sheet arrangements.

We do not have any off-balance sheet financial arrangements.

(b) Results of operations.

The following sets forth certain information regarding our results of operations as of December 31, 2005, compared with the same periods in 2004 and 2003.

Consolidated	Years Ended December 31

	2005	2004	2003

Revenues	-	1,322,057	$1,325,591

Production costs	-	(979,419)	(962,910)

Production taxes	-	(148,630)	(172,252)

Exploration & development costs	(433,958)	(835,325)	(1,106,185)

General and administrative	(1,445,258)	(1,779,318)	(2,594,692)

Non-cash stock option comp	-	-	-

Asset impairment	-	(912,404)	-

Depreciation and depletion	(73,542)	(271,937)	(154,853)

Operating (loss)	(1,952,758)	(3,604,976)	(3,665,301)

Interest expense	(130,270)	(224,034)	(2,909,462)

Gain (loss) on settlement of litigation	-	(2,050,000)	-

Other income (loss)	44,494	(1,059)	55,708

Net (loss)	(2,038,534)	(5,877,951)	(6,519,054)

Net (loss) per Share	(.003)	(.01)	$(.02)

Weighted average shares	651,870,057	493,953,645	330,118,355

Our operations have resulted in significant losses and negative cash flow from operations during approximately the past five years as we have invested in exploration on our mining concessions, and in property acquisitions. Although our operating losses during 2004 were not materially different compared to 2003, we suspended production during 2004 for seven months of the year and currently we are generating no cash flow from operations.

Revenue.     During 2005, our revenues decreased by $1,322,057 or 100%, having generated no revenues from mine production for the period ending December 31, 2005 compared to $1,322,057 in 2004. Our revenues only differed by $3,534,or less than 1%, from 2004 to 2003 from $1,322,057 during 2004 to $1,325,591 during 2003. Revenues, however, during 2004 were generated through only 5 months of production compared to 12 months of production during 2003.

Production Costs. Production costs decreased by $979,419 or 100% to $0 during 2005 compared to $979,419 in 2004. Production costs during 2003 were $962,910, a decrease of only $16,509 from 2004. The elimination of production costs in 2005 was the result of the continued cessation of mining operations at Cangalli. Certain costs related to Cangalli and production continue to be paid and are classified as general and administrative expenses. These costs totaled $109,000 during 2005.

Exploration & Development. Exploration and mine development costs decreased by $402,367 or 48% from $835,325 in 2004 to $433,958 during 2005. Exploration and mine development costs decreased by $296,860 or 24% to $836,325 in 2004 from $1,106,185 during 2003. The decrease in 2005 was due to having eliminated exploration and development at Cangalli pending the outcome of the dispute between the (UCL) and the Government of Bolivia. The majority of our exploration and development costs during 2005 were focused on our Buen Futuro concession and preparation to move the Gold Bar mill and plant. We continue to incur exploration and development costs at Buen Futuro as we prepare the shipment of the Gold Bar mill and plant to Bolivia and the start up of operations. These activities have been limited as a result of the shortage of funds available to complete the project. As we continue to develop the Precambrian prospects towards production, and as we expand our reserve estimations, exploration and development costs will increase. Any exploration and development at Buen Futuro will require us to raise additional funds either through the issuance of equity or debt financing, which cannot be assured.

General and Administrative Expenses. Our general and administrative expenses for 2005 decreased by $334,060 or approximately 19% from $1,779,318 during 2004 to $1,445,258 during 2005 and decreased by approximately 31% during 2004 from $2,594,692 in 2003. We attribute the continual decrease in our general and administrative expenses to an ongoing cost control effort and to the reduction in support staff as a result of the shut down of the Cangalli mine. While we will continue our efforts to reduce these expenses, they may increase if we commence construction and operation of our Buen Futuro mine.

Legal expenses in 2005 decreased to $95,543 from $132,231 in 2004 and increased from $28,000 in 2003. This decrease was the result of being named as a defendant in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390, and our defense and preparation for trial that was expensed during 2004. During February 2005 we settled this suit. Additionally, we retained a new law firm during 2005. Under an agreement with this firm, we paid our legal retainer in S8 stock that caused our cost for services to be higher than if we had paid with cash.

Accounting expenses in 2005 remained constant at $79,638, compared with accounting costs of $83,364 in 2004 and $80,000 in 2003. During 2005, we changed auditors to a Chisholm, Bierwolf and Nilson located in Salt Lake City, Utah.

Depreciation and Depletion. Depreciation and depletion decreased to $73,542 in 2005 from $271,937 in 2004 and $154,853 during 2003. The decrease in 2005 was the result of the cessation of operations at Cangalli and the subsequent impairment. As production equipment is currently in storage, limited depreciation was taken. The increase during 2004 was due to the acquisition of additional mine and plant equipment during 2003 and an increase in monthly gold production during the first five months of 2004, for which we depleted some of our capitalized assets.

During 2005, we did not incur any additional impairment expense, as we believe that the impairment that we recognized in 2004 was sufficient to cover the shut down of our Cangalli operations and the continued delay at Buen Futuro. During 2004, we recognized a $912,404 impairment primarily on the capitalized improvements of the Cangalli mine. We impaired substantially all of the mine development costs previously capitalized when the Cangalli mine was classified as a production property. We also impaired $470,000 relating to the acquisition costs of the Cangalli property and $120,000 in machinery and equipment. As of December 31, 2004, we had been shut down at Cangalli for approximately seven months. As some of the internal mine improvements may be deteriorating and may require additional funds to bring them back up to standard, and since we have no definitive time period in which we may recommence operations, we determined that we should impair the mine improvements. We continue to show these improvements as an asset on our books; however, we have also booked a corresponding impairment.

Operating expenses. During 2005, our operating expenses decreased by $2,974,275 or 60% to $1,952,758 for 2005 from $4,927,033 during 2004. Our operating expenses were not materially different in 2004 compared to 2003, having decreased by $63,859 from $4,990,892 in 2003 to $4,927,033 in 2004. The decrease was the result of a reduction of staff and an overall decrease in general and administrative expenses as well as the elimination of production costs related to our Cangalli shutdown.

Interest expense. Interest expense declined to $130,270 during 2005 following a dramatic decrease during 2004 to $224,034 from $2,909,462 in 2003. This decrease in interest expense was directly related to the conversion of debentures and other debt to common stock during 2003 and 2004.

Legal.     As discussed above in Item 3, Legal Proceedings, during 2004 we became party to a lawsuit filed in the District Court for the City and County of Denver, Colorado, entitled: Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390. The subject matter of that suit is stock transactions that took place at the end of 1995 and the beginning of 1996, which were authorized by Ronald A. Knittle, as former officer and director. The alleged acts that purportedly damaged the plaintiff took place well prior to the appointment of any currently serving officer or director.

In order to avoid the uncertainty attendant with all litigation, and to eliminate the continued cash outflow for legal fees, we chose to settle with the plaintiff to ameliorate any potential finding of liability and a damages award. On February 8, 2005, we issued 50 million shares of our restricted common stock to one accredited investor, the plaintiff, in accordance with the terms of a settlement agreement. The parties filed a stipulated motion to dismiss the case with prejudice. The settlement agreement was approved by the court on February 3, 2005. The case was dismissed, with prejudice, on March 9, 2005. Even though the settlement occurred in 2005, the condition relating to the settlement was in place during 2004. As a result, we expensed this settlement during 2004 in the amount of $2,050,000, which is 50,000,000 shares of our common stock multiplied by the closing price of our stock on January 3, 2005 of $.041 per share. The offsetting entry was a liability for the legal settlement payable in the amount of $2,050,000. This liability was recorded as equity during the first quarter of 2005 and resulted in a $2,050,000 increase in total stockholders’ equity.

Net Loss. Our net loss for 2005 was ($2,038,534) compared to ($5,877,951) in 2004 and ($6,519,054) in 2003, resulting in a decreased per-share loss of $(.003) in 2005, $(.01) in 2004, versus $(.02) in 2003.

Since commencing operations at our Cangalli mine in 2002, our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on loans from affiliated and unaffiliated parties, and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(b)(1) Special non-cash impact due to options

No options have been issued during the past three years. No options are currently outstanding.

(c) Plan of operations

Our current Plan of Operations does not differ significantly from our Strategy as discussed in Part II, Item 1 at page 8 above, which is to further develop the potential of our Buen Futuro gold and copper project in eastern Bolivia during 2006 by carrying out a program of in-fill drilling, performing additional metallurgical studies, securing final environmental permitting, and improving and finalizing our feasibility work performed there to date. We also intend to finish our exploration and feasibility work on the gold deposits of the B and C Zones of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project, by September of 2006. Once that feasibility work is completed, and if it is positive, we intend to implement the recommended mine plan, to construct the recommended recovery circuit and enter into operations by year-end 2006. In addition, we intend to complete the necessary exploration and feasibility work on our Rio Mojos gold project in western Bolivia by April 2007 and determine our best course of action there. Moreover, we intend to implement the results of our feasibility work by carrying out a well defined mine plan and constructing the most appropriate milling and mineral recovery facilities on these two projects. Finally, we intend to continue our efforts to resolve those issues impeding the development of our Cangalli mine. All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing detailed as follows:

To accomplish our Plan of Operations we intend to:

o	Obtain estimated financing of $1.5 million for the costs pertaining to our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro (A Zone), B & C Zone and Rio Mojos projects.

o	Carry out an in-fill drilling program using reverse circulation and auger drilling that would be under the supervision of Dr. Michael H. Biste, our geologist on the Buen Futuro project, as well as under the supervision of an internationally experienced geological engineering firm. Our "in-fill" drilling program will entail drilling in between our existing grid of drill holes, and trench and pit sampling sites, so that our computer modeling can more accurately project the grade and quantity of existing gold and copper mineralization for our feasibility study.

o	Carry out detailed metallurgical studies at our Buen Futuro project on the sampling that results from our in-fill drilling program under the supervision of our metallurgical team in Bolivia, as well as under the supervision of an internationally experienced geological engineering firm, to ensure the most efficient and economical treatment of our gold and copper ore. o Obtain estimated $3.5 million for the dismantling of our Gold Bar Mill and Plant located in Eureka, Nevada, and for shipping it and re-erecting it on our Buen Futuro site in eastern Bolivia.

o	Finalize our environmental permitting and feasibility study on our Buen Futuro project and obtain estimated $6.5 million to implement the recommended mine plan, and milling and recovery circuit, to put the project into operation.

o	Explore the gold deposits on the B and C Zones on our Precambrian properties in eastern Bolivia; perform metallurgical testing; secure our environmental permitting; finalize our feasibility study; implement our mining plan and construct our recovery plant, by year-end 2006.

o	Secure our environmental exploration permit for our Rio Mojos project; finalize mapping and topographical work that is currently in process; and carry out field exploration, metallurgical testing and other work necessary to produce a final feasibility study and mine plan by April of 2007.

o	Continue our discussions with government officials in Bolivia's new administration, and others, relative to the issues impeding the development of our Cangalli gold mine.

      (d) Impact of inflation and changing prices

We have not experienced any impact from the effects of inflation during the last three operating periods, 2003, 2004 or 2005. Bolivian inflation, while astronomical at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, and during the last three years has been less than 8% per annum. In 2004, inflation was less than 5% per annum in Bolivia.

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

Stock based compensation: from time to time, we issue shares of common stock as payment for services to consultants and employees. Any stock issued for this purpose is priced and accounted for at the actual closing market price on the day of issue. The total number of shares issued times the closing stock price is booked as an expense.

Non-cash impact of share-for-share options exchange: our Board of Directors may occasionally grant options to our officers. The vesting period for options granted is one year and a non-cash option expense is booked at the time the options are granted. At the time options are exercised, the grantee may exercise shares in a like-kind, share-for-share exchange for net stock issued to them at the market price of the stock on the date of the transaction. The price is multiplied by the total net number of shares that are received to come up with the compensation expense.

Mineral exploration costs are expensed as incurred. Mine infrastructure development costs incurred prior to establishing proven and probably reserves are expensed. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and remove overburden to initially expose the ore body, are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces mined from proven and probable reserves. If no minerable ore body is discovered, such costs are expensed. We continually review our assets to determine if their value has become clouded or impaired. We will impair an asset if the present value of the cash flow or the current market value of the asset does not exceed the value carried on the balance sheet.

To the extent that development costs benefit the entire ore body, they are amortized over the estimated life of the ore body. Costs incurred to access specific ore blocks or areas that only provide benefit over the life of that area are amortized over the estimated life of that specific area. The capitalized cost bases subject to depletion expense are calculated on a formula based on the number of tonnes of ore that are expected to be mined against the total tonnes in proven and probable reserves and extrapolated to the number of tonnes in the area of influence of the mine.

Mineral interests and other intangible assets include acquired mineral rights and royalty interests in production, development and exploration stage properties. The amount capitalized related to a mineral or royalty interest represents its fair value at the time it was acquired.

(e)(2) Effect of new accounting pronouncements

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. We will adopt the provisions of EITF 04-6 on January 1, 2006 or at the commencement of mining operations if applicable. Adoption of EITF 04-6 will have no impact on the Company’s cash position.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are currently analyzing the impact of this pronouncement however; we believe that it will not immediately have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

Resignation of Gordon, Hughes & Banks, LLP. Gordon, Hughes & Banks, LLP, Certified Public Accountants and Consultants (“Gordon, Hughes & Banks”), resigned as our auditors on July 20, 2005.

Appointment of Chisholm, Bierwolf & Nilson, LLC. On July 20, 2005, our Board of Directors appointed Chisholm, Bierwolf & Nilson, LLC, Certified Public Accounts, of Bountiful, Utah, as our new auditors.

There were no disagreements with our accountants and auditors on any matters of accounting principles, practices or financial statement disclosures during 2005 through the present.

Item 9A. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2005 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2005.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 9B. Other information

We have disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report and subsequent to year end.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) and (b) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of March 31, 2006. These people continue to hold the stated positions as of the filing of this report:

Name	Age	Position	Term of Office
H. Roy Shipes	63	Chairman of the Board of Directors	6/25/05-present

Terry C. Turner¹	53	President, Chairman and CEO	2/14/97-present

Kevin K. Pfeffer	46	Director	1/23/03-present

Alvaro Riveros	63	Director	1/5/04-present

Harlan M. (Mac) Delozier III ²	62	Administrative Vice President (Bolivia)	3/1/97- present

Tracy A. Madsen	44	Secretary/Treasurer/CFO/ Vice President US Administration	2/13/03-present

(1)     Director, President of Golden Eagle International, Inc. (Bolivia).

(2)     Vice President of Golden Eagle International, Inc. (Bolivia).

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. We have not held an annual meeting of our shareholders for more than the past five years. None of our directors is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940 with the exception of H. Roy Shipes, our Chairman of the Board, has since September 7, 2001 been the Chairman of the Board and since June 2, 2004 the Chief Executive Officer of Atlas Minerals, Inc., a Securities and Exchange Commission reporting company.

Executive officers are elected at annual meetings of the board of directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

(c) Identification of significant employees

We have no significant employees other than the officers named above.

(d) Family relationships

No family relationships exist among the officers and directors.

(e) Business experience

A brief summary of the business experience of each person who is currently one of our officers or directors, and such person’s service with us, is as follows:

H.     Roy Shipes, Chairman of the Board of Directors. Mr. Shipes was appointed to our Board of Directors on June 14, 2005 and elected Chairman of the Board on July 19, 2005. Mr. Shipes worked as a smelter engineer and operation foreman for Phelps Dodge Corporation from 1972 to 1975. He served as vice president and general manager of operations for Southern Peru Copper Corporation, one of the largest copper producers in the world, between 1975 and 1985. He also served as the Chief Executive Officer and general manager of Ok Tedi Mining Ltd. in Papua New Guinea, where he developed one of the largest copper mines in the world without outside contractors, saving shareholders over $500 million between 1985 and 1987. Mr. Shipes founded and operated seven mining and mine services companies, including American Pacific Mining Company, AmPac Mining Southwest, Arimetco International, Suramco Metals, Transoceanic Trading Company, Western Gold Resources and Western Chemicals. All of these companies have been sold successfully to other mining interests from 1987 to the present. He founded Western States Engineering to develop various mining projects and Western Capital Group to fund those projects. Mr Shipes is currently Chief Executive Officer, President and Chairman of the Board of Atlas Precious Metals, Inc. and American International Trading Company, Inc. based in Tucson, Arizona. Both of those companies have extensive operations in Bolivia, including tin, lead, zinc, silver and smelter operations.

Terry C. Turner, President and Chief Executive Officer. Our Board of Directors appointed Mr. Turner to the board and as our President and Chief Executive Officer on February 14, 1997. In 1977, Mr. Turner received a Bachelor of Arts Degree in Political Science and a Bachelor of Arts Degree in Spanish from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah, the 10th Circuit Court of Appeals and the United States Supreme Court. Mr. Turner is also admitted to the District of Columbia Bar and is a member of the American Bar Association and the Inter-American Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia, and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to November 2002, when he resigned those positions, Mr. Turner served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and “of counsel” to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mineral and international law. From January 1996, until his appointment with us in February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who’s Who of international attorneys and mining executives for 2003.

Kevin K. Pfeffer, Director. Mr. Pheffer was appointed as a member of our Board of Directors on January 23, 2003. Mr. Pfeffer received a Bachelor of Arts Degree in Economics in 1982, and a Master of Business Administration in Finance and Marketing in 1984, both from the University of Chicago. From 1985 through 1995, Mr. Pfeffer worked for Fannie Mae in Washington, D.C., as the Director of Public Finance, negotiating, structuring and closing structured financings involving income-producing real estate. Mr. Pfeffer closed approximately $4 billion in financing transactions. From 1995 through 1998, Mr. Pfeffer was a Senior Vice President at the merchant banking affiliate of Zurich Insurance and Credit Suisse First Boston, located in New York, New York. Mr. Pfeffer was responsible for the merchant bank’s reinsurance syndications involving mortgage and derivative securities. Mr. Pfeffer retired in 1998 to manage his own investments as a private investor in real estate and public company equities.

Alvaro Riveros, Director. Mr. Riveros was appointed as a member of our Board of Directors on January 5, 2004. Mr. Riveros received a Master’s Degree in Electromechanical Engineering from the Werner Siemens School of Engineering in Stuttgart, Germany. He is a registered engineer in Bolivia whose firm, EDICOM, carried out the electromechanical engineering, design and installation for our Cangalli gold mine and recovery plant. EDICOM specializes in electromechanical engineering, design and installation work in mines, mineral recovery plants and smelters in Bolivia, and Mr. Riveros was its president from 2002 to his appointment on our board. Prior to that time, Mr. Riveros was appointed Vice Minister of Industry and Commerce in the Ministry of Economic Development from 2000 to 2002. He was appointed Vice Minister of Natural Resources in the Ministry of Agriculture from 1998 to 2000. From 1997 to 1998, he served as Vice Minister of Planning in the Ministry of Sustainable Development and the Environment. From 1989 through 1997, Mr. Riveros was president of Ximena Gold Mines, Ltd., a gold mining company with hard rock mines at the headwaters of the Tipuani River in Bolivia. Earlier in his career, he had previously served as EDICOM’s president from 1978 to 1988. He was appointed Special Technical Advisor to the President of Venezuela from 1975 to 1978. From 1972 through 1975, he served as Director of Industrial Safety for the Ministry of Labor in Bolivia. Mr. Riveros also worked for Siemens as a project engineer in Venezuela and supervised large industrial projects in Brazil and Bolivia between 1965 and 1972.

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

Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer (CFO) on February 13, 2003. On November 12, 2003 he was also appointed Vice President US Administration. Mr. Madsen received a B.A. in Finance from Boise State University, and an MBA from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience. From 1987 to 1990, he worked as a branch manager for First Interstate Bank of Nevada. In 1990, and through 1996, Mr. Madsen became Vice President and CFO of Venada Aviation, Inc. During that same period, Mr. Madsen served as President and Chairman of the Board of three subsidiaries of Venada: Arena Aviation, Inc., Lancelot Leasing, Inc. and Camelot Aviation Corporation. From 1996 to 2002, Mr. Madsen served as the CFO of a group of five aviation-related corporations: Tracer Corporation; Trace Air International, Inc.; Trade Air.com, Inc. and Tracer Aviation Services Canada. He was also an officer and a partner of Miami Holdings, Inc. a commercial aircraft wheel and brake overhaul facility.

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

3.     No such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or engaging in any activity in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; 4. No such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

5.     No such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

6.     No such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

As a result of a civil action settled in 1999, we consented to the issuance of an injunction not to violate certain securities laws in the future. We were not assessed any civil or monetary penalty. None of our current management was party to the settlement or is subject to the injunction.

(g) Promoters and control persons

Not applicable.

(h)     and (i) Audit committee financial expert and Identification of Audit committee

We do not have an audit committee or audit committee financial expert.

(j)     Material changes to shareholder nomination procedures

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

;Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2005 with the exception of the following:

H.     Roy Shipes was appointed as a director on June 25, 2005. Mr. Shipes filed his Form 3 and Form 5 in March 2006.

(l)     Code of ethics

We adopted a Code of Ethics on March 23, 2004, meeting the requirements of Item 406 of Regulation S-K that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling persons, or persons performing similar functions. A copy of the Code was included as an exhibit to this annual report for the period ending December 31, 2003. In addition, our Code of Ethics is available on our web site at www.geii.com under the caption “Investor Relations: Code of Ethics.” A copy of our Code of Ethics is vailable to any person, without charge, by faxing a request to our Chief Financial Officer at our corporate offices at (801)619-1747.

The Code has not been amended since the filing.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Chief Executive Officer for the years ended December 31, 2003, 2004 and 2005. No other person who currently one of our executive officers, with the exception of our Chief Financial Officer, earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.

Long-Term Compensation

		Annual Compensation		Awards

Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All Other Compensation

Terry C. Turner
CEO, President,
	2003	$240,666 (A)	$60,000(A)	-	-(B)	-
	2004	$260,000	$60,000 (A)	-	-	$5,247 (D)
	2005	$120,083 (B)	$60,000 (A)	-	-	-
Tracy A. Madsen
CFO, VP, Secretary & Treasurer	2004	$91,000	-	$36,250 (C)	-	$2,063 (D)
	2005	74,167 (E)	-	$25,000 (C)	-	-

(A)     These bonus payments reflect non-cash debt forgiveness. At December 31, 2005, Mr. Turner owed us $396,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $396,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 that Mr. Turner waived on December 31, 2001). During 2003, 2004 and 2005 Mr. Turner waived $36,457, $60,000 and $60,000, respectively. The board of directors has approved this arrangement on our behalf. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.

(B)     During June 2005, Mr. Turner voluntarily reduced his annual salary by 40% to $150,000 per year not including the cashless bonus described in footnote (A). Additionally, Mr. Turner deferred $53,667 of 2005 salary to be paid when sufficient funds are available. Deferred salaries were expensed during 2005 and carried on the balance sheet under accounts payable.

(C)     On November 12, 2003, Mr. Madsen was granted a 250,000 share restricted stock bonus in accordance with his employment agreement in lieu of a cash payment for services provided during 2003. Shares were valued at $.145 per share based on the closing price on the date of grant. Shares were issued on January 7, 2004. On March 30, 2005, Mr. Madsen was granted 965,251 shares of restricted common stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2004. Shares were valued at $.0258 per share based on the closing price on the date of the grant.

(D)     In accordance with our long-standing policy of allowing spouses of our officers to accompany the officer on selected traveling assignments, we recorded an expense of $7,310 during 2004 and treated it as compensation to the employee.

(E)     Mr. Madsen deferred $16,833 of 2005 salary to be paid when sufficient funds are available. Deferred salaries were expensed during 2005 and carried on the balance sheet under accounts payable.

We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer’s responsibilities.

(c)     Options/SAR granted during year ended December 31, 2005

None

(d)     Aggregated option/SAR exercises and fiscal year-end option/SAR value table

None

(e)     Long term incentive plan — awards in last fiscal year

We have no long-term incentive plans.

(f) Defined benefit or actuarial plan disclosure

Since October 1998, we have paid medical insurance premiums for our employees. We currently have no stock ownership or other profit sharing, defined benefit, actuarial, or pension plans, nor life insurance or any other benefit plan for our employees, but may adopt such plans in the future. We have no retirement plans and, therefore, have made no contributions to any such plan on behalf of the named officers.

(g) Compensation of directors

We currently have four directors on our Board of Directors. Director’s fees were suspended in approximately June 2004 as a result of the shutdown of our production operations at our Cangalli prospect.

Alvaro Riveros received director’s fees of $5,000 during 2005 reflecting additional services he provided to us as a consultant in Bolivia.

Terry C. Turner is our president and CEO and receives a salary for such duties as discussed above, but received no additional compensation as a director.

Ronald L Atwood, Ph.D. was our director and Chief Operating Officer from January 2004 until June 8, 2005, when he resigned from that capacity. During this period of time, Dr. Atwood was paid a salary. A portion of the accrued salary is still outstanding and owed to him.

Except as described herein, none of our officers or directors has been or is being paid any cash compensation, or is otherwise subject to any deferred compensation plan, bonus plan or any other arrangement and understanding whereby such person would obtain any cash compensation for his services for and on our behalf.

(h)     Employment contracts and termination of employment and change-in-control arrangements

We have no compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of us or a change in the individual’s responsibilities following a change in control.

(i) Report on repricing of options/SARs

Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2005 or subsequently.

(j)     Additional information with respect to compensation committee interlocks and insider participation on compensation decisions

We do not currently have a compensation committee.

(k)     Board compensation committee report on executive compensation

We do not currently have a compensation committee and no compensation committee report on executive compensation was issued during 2005.

Performance graph.

Item 12. Security ownership of certain beneficial owners and management

On December 31, 2005, our stock traded at  $.027 per share and on December 31, 2004, our stock closed at  $.042 per common share.

(a)     and (b) Security ownership of certain beneficial owners and management

At December 31, 2005, and subsequently, we had only one class of outstanding voting securities, our common stock (referred to herein as the “Common Stock”).

The following table sets forth information as of March 31, 2006, with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

Name of beneficial owner	Shares owned beneficially (1)		Percent of class

Kevin Pfeffer	124,820,685	(2)		16.76%
9661 S. 700 E.
Salt Lake City, UT 84070

H. Roy Shipes	53,103,500 (3)		5	7.13%
8040 S. Kolb Rd.
Tucson, AZ 85706

Terry C. Turner	3,748,246(4)		4.005%
9661 S. 700 E.
Salt Lake City, UT 84070

Tracy A. Madsen	1,312,751 (4)		2	0.0017%
9661 S. 700 E.
Salt Lake City, Utah 84070

Harlan M. (Mac) Delozier	300,000(6)		1.0004%
9661 S. 700 E.
Salt Lake City, Utah 84070

Alvaro Riveros	-0-			-0-
9661 S. 700 E.
Salt Lake City, Utah 84070

All officers and directors
as a group	183,285,182			24.61%

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

(2)     Mr. Pfeffer also serves as a director of Golden Eagle.

(3)     Included in the total number of shares owned beneficially by Mr. Shipes is 50,000,000 shares owned by Atlas Precious Metals, Inc. obtained through the sale of the Gold Bar mill and plant to us. Mr. Shipes owns a controlling interest in Atlas Precious Metals, Inc. Mr. Shipes is also our Chairman of the Board.

(4)     Mr. Turner is the president and Chief Executive Officer of the company.

(5)     Tracy A Madsen is the Corporate Secretary, Treasurer, Chief Financial Officer and Vice President of US operations. During 2005, Mr. Madsen was granted 965,251 restricted shares per his employment agreement in lieu of a cash payment.

(6)     Harlan (Mac) Delozier is Vice President of Bolivian Administration.

(c)     Changes in control

We know of no arrangement, the operation of which may, at a subsequent date, result in change in control.

(d)     Securities authorized for issuance under equity compensation plans

See Item 5 herein for this disclosure.

Item 13. Certain relationships and related transactions

(a) Indebtedness

Accrued Compensation. During 1997 through 2001, we did not have the funds to pay salaries to our president (Mr. Turner) and to our former president (Mary Erickson, who also was formerly our Secretary/Treasurer and who is one of our significant shareholders). As a result, their salaries accrued unpaid. This accrual ceased for Ms. Erickson when she resigned in October 1999. Mr. Turner’s salary continued to partially accrue in 2002, and we paid only $103,000 of the $200,000 owed to him during 2002.

On December 31, 2001, Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him, and Ms. Erickson waived her entire accrued balance of $462,114. On December 31, 2003, 2004 and 2005, Mr. Turner waived an additional $36,457, $60,000 and $60,000 respectively, owed to him.

The total of these waivers was a reduction of $1,062,343 in liabilities on our balance sheet. As a result of these waivers, and offsets against advances to Mr. Turner during 2002 and previous periods, at December 31, 2005 the total sum that we owed Mr. Turner was $396,783 in accrued compensation. Our indebtedness to Mr. Turner is non-interest bearing.

Advances to Mr. Turner. Because we were unable to pay him full salaries during 1997 through the first part of 2002, we assisted Mr. Turner with certain financial obligations and accounted for those payments as loans to him. At July 31, 2002, the total amount due to us from Mr. Turner was $579,021 on a non-interest bearing basis, and no further amounts have been advanced to him since that time (being the date of enactment of Section 402 of the Sarbanes-Oxley Act of 2002 which prohibits personal loans to executives or any material modification thereof). There have been no material modifications in the terms of that loan since that date.

Repayment of Loan and Accrued Compensation. and the Board of Directors has determined that Mr. Turner will continue to receive a $60,000 per year non-cash bonus that is used to pay down notes he owes to us. All repayments are made with after tax dollars. Mr. Turner in turn forgives the portion of the accrued salary that we owe to him in order to keep the note payable and the note receivable in balance. These reductions have occurred in 2003 and 2004, and are expected to continue until both the advances to Mr. Turner and the unpaid salary are reduced to zero.

As of December 31, 2005 we owed the following officers accrued compensation that was deferred during 2005.

2005 Officer Deferred Compensation	Position	Amount

Terry C. Turner	President & CEO	$53,667

Harlan M. (Mac) Delozier	VP Bolivia Administration	$19,366

Tracy A. Madsen	CFO VP US Administration	$16,833

(b) Loans to Golden Eagle from affiliates

In addition, as described elsewhere in this Annual Report, Mr. Turner (our president and CEO) and other officers have advanced funds to us for operations in Bolivia and to cover overhead in the US. These funds had all been repaid as of December 31, 2004.

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end
2005	Kevin Pfeffer	$135,000	$-	$135,000
	Terry Turner	17,000	(17,000)	-
	Tracy Madsen	25,000	(25,000)	-

2004	Mary Erickson (1)	-	(23,204)	-
	Ms. Erickson's Family member (2)	-	(450,000)	-

2003	Terry C. Turner (3)	-	(28,482)	-
	Mary Erickson (1)	-	(18,000)	23,204
	Ms. Erickson's family members (4)	-	(629,062)	450,000
	Ronald Atwood	$-	$(61,954)	$-

(1)     During 2004 we received a legal opinion that Ms. Erickson should no longer be considered an affiliated person with respect to the company. In addition, during 2004, Ms. Erickson converted the principal balance of her note in the amount of $23,204, and accrued interest of $2,755, to 576,881 shares of restricted common stock at $.45 per share.

(2)     During 2004, we received a legal opinion that Ms. Betty Jane Seydler, the last remaining family member of Mary Erickson to whom the company owed money, should no longer be considered an affiliated person with respect to the company. In addition, during 2004, Ms. Seydler converted the principal balance of her note in the amount of $450,000 and accrued interest of $597,296 to 23,273,252 shares of restricted common stock at $.45 per share.

(3)     In 2003 and 2004 and 2005, respectively, Mr. Turner waived $36,457and $60,000and $60,000 of the unpaid salary owed to him. With total offsets for advances, Mr. Turner was owed $0 at year-end 2003. Mr. Turner is paid $60,000 per year as a cashless bonus. These funds are applied to the amount owed to us by Mr. Turner. As the note from Mr. Turner is paid down with the cashless bonus, he will continue to forgive accrued salary.

(4)     A note payable in the amount of $629,062 plus accrued interest due to Ravia Seydler was converted to common stock at $.19 per share.

In April 1997, Frost National Bank loaned us $1 million pursuant to a revolving line of credit agreement. The loan was guaranteed by Golden Eagle Mineral Holdings, Inc., a Colorado corporation in which Mary Erickson owned a controlling interest, and by Mary Erickson personally, including a pledge of 13,500,000 shares of our restricted common stock owned by Golden Eagle Mineral Holdings, Inc. The loan was further secured by certain assets of Ms. Erickson’s family members and all of our assets. We issued a total of 20,000,000 shares of our restricted common stock to her family members as a fee for their guarantees of the $1 million loan.

This note would have matured on December 28, 2004. However, the Herbert Seydler Jr. Trust and the Betty Jane Seydler Trust, both of which were guarantors of the note, agreed to pay off the Frost note. In exchange, we agreed to enter into a $995,624 promissory note at 8% interest with the two trusts. This note matured on December 28, 2005. We paid the trusts a loan origination fee of $10,000 and issued 1,000,000 shares of our restricted common stock to them as compensation for relieving us of the obligation to the bank. We also agreed to make quarterly principal payments of $250,000, the first payment of which was due on March 31, 2005. As a result of our cash shortages, we were unable to pay any principal reduction during 2005. Furthermore, as a result of our failure to pay, certain of our shares owned by Golden Eagle Mineral Holdings, the corporation controlled by Mary Erickson, and pledged as collateral, were sold to the trusts in a private transaction and the note amount was reduced by $209,250. We continue to show a short-term liability in the amount of $995,624, a portion of which is payable to the Seydler Trusts ($786,374), and the balance of which we have listed as a contingent liability. Interest continues to accrue on both amounts.

Item 14. Principal accountants fees and services

Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf & Nilson, with respect to the audit of our consolidated financial statements for the year ended December 31, 2005. Chisholm, Bierwolf and Nilson replaced Gordon Hughes & Banks, LLP, which had completed the 2004 audit.

        Audit Fees. In connection with professional services rendered for the audit of our annual financial statements for the year ended December 31, 2004 and the reviews of the first quarter 2005 financial statements included in our quarterly reports filed on Form 10-Q for those years, Gordon Hughes & Banks billed us fees in the aggregate amount of approximately $52,440. We estimate that fees paid to Chisholm, Bierwolf & Nilson for the review of the financial statements related to the financial statements included in the second and third quarter 2005 reports filed under form 10-Q and the audit of the 2005 financial statements reported under form 10-K to be approximately $41,000.

        Audit Related Fees. There were no fees billed in each of the last two fiscal years (ended December 31, 2005 and 2004) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”.

        Financial Information Systems Design and Implementation Fees. We did not pay any fees to Gordon Hughes & Banks for professional services rendered for financial information systems design and implementation as that term is defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

        Tax Fees. The aggregate fees billed in 2004 for professional services rendered by Gordon Hughes & Banks for tax compliance, tax advice, and tax planning were approximately $3,650. The nature of the services for which these fees were received was preparation of tax returns. We have not yet retained a firm for the preparation of our 2005 tax returns.

        All Other Fees. During the fiscal years ended December 31, 2005 and 2004, there were no other fees paid Gordon Hughes & Banks for any other auditing or accounting services.

Total Fees.

The total estimated fees charged for all services by Chisholm, Bierwolf & Nilson

During the fiscal year ended December 31, 2005 $40,737

The total fees charges for all services by Gordon, Hughes & Banks were:

During the fiscal year ended December 31, 2005: $11,290 During the fiscal year ended December 31, 2004: $73,952

        Our Board of Directors has considered the information described in “Financial Information Systems Design and Implementation Fees” and “All Other Fees” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors pre-approved all such services.

        Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements

(a)	Financial statements
	The following documents are filed a part of this report:	Page
	Independent Auditors Report	F-2 & F-3
	Consolidated Balance Sheets as of December 31, 2005, 2004 and 2003	F-4
	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-6
	Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003	F-7
	Notes to Consolidated Financial Statements	F-8 through F-33

(b)     Exhibits

The following exhibits are filed with this Form 10-K or incorporated herin by the following references:

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Designation for the Series A Convertible Preferred Stock (5)
3.3	Bylaws (1)
10.1	Mineral Concession with the United Cangalli Gold Mining Cooperative, Ltd. (2)
10.2	Contract for the Purchase of Concessions and Contract Mining Rights (translated from the original Spanish) (3)
10.3	Convertible Debenture and Convertible Debenture Agreement dated October 18, 2002, as of February 6, 2002, executed by and between GEII and Mr. Pfeffer (4)
10.4	Buen Futuro purchase agreement dated June 2003 executed between GEII and Michael Biste and Ms. Calla de Arraya
10.5	Series A Convertible Preferred Stock Subscription Agreement (5)
10.6	Settlement and Release Agreement in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390 (District Court for Denver City and County), dated January 5, 2005 (6)
10.7	Stock Purchase Agreement in Geiger v. Golden Eagle International, Inc. and Ronald A. Knittle, Civ. No. 03CV9390 (District Court for Denver City and County), dated January 5, 2005 (6)
10.8	Asset Purchase Agreement dated June 18, 2004, by and among Atlas Precious Metals, Inc. as Seller and Golden Eagle International, Inc. (7)
10.9	Extension, Modification and Renewal of Promissory Note dated December 29, 2004 by Golden Eagle International Inc. and the Herbert M. Seydler Jr. Trust and the Betty Jane Seydler Trust
14.1	Code of Ethics
22.1	Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia; Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia Golden Eagle International, Inc. (Bolivia), incorporated under the laws of Bolivia
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350
32.2	Certification by the Principal Financial Officer pursuant to Section 1350
(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from our Form 8-K reporting an event of December 19, 1996.
(3) .	Incorporated by reference from our Form 8-K reporting an event of July 2, 2002
(4)	Incorporated by reference from our Form 8-K reporting an event of November 1, 2002.
(5)	Incorporated by reference from our Form 8-K reporting an event of March 10, 2005.
(6)	Incorporated by reference from our Form 8-K reporting an event of February 16, 2005.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: April 14, 2006

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

5

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: April 14, 2006
By: /s/ H. Roy Shipes —————————————— H. Roy Shipes H. Roy Shipes Chairman of the Board of Directors Date: April 14, 2006
By: /s/ Kevin K. Pfeffer —————————————— Kevin K. Pfeffer MBA, Director Date: April 14, 2006
By: /s/ Alvaro Riveros —————————————— Alvaro Riveros Director Date: April 14, 2006
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer Date: April 14, 2006

Exhibit 31.1 Section 302 Certification

CERTIFICATION

I, Terry C. Turner, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2005 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer Date: April 14, 2006

Exhibit 31.2 Section 302 Certification

CERTIFICATION

I, Tracy A. Madsen, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2005 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; (c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	significant All deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer Date: April 14, 2006

Exhibit 32.1 Section 906 Certification

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TOSECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer Date: April 14, 2006

EXHIBIT 32.2 Section 906 Certification

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TOSECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Tracy A. Madsen Tracy A. Madsen Principal Financial Officer Date: April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Golden Eagle International, Inc.

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. and subsdiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 24% of total consolidated assets as of December 31, 2005. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2005 and is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Eagle International, Inc. and subsdiaries as of December 31, 2005 and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has negative working capital and has incurred substantial losses since its inception. The Company currently has no mineral production and requires significant additional financing to satisfy its outstanding obligations and resume and expand mining production. In addition, the Company’s ability to conduct operations remains subject to other risks, including operating in isolated regions of Bolivia and the concentration of operations in a single undeveloped area. Unless the Company successfully obtains suitable significant additional financing and can resume and expand its production, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in those matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful,UT
March 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Eagle International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 25% of total consolidated assets as of December 31, 2004. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2004 and 2003 and for the two years ended December 31, 2004 and 2003 is based solely on the report of the other auditors.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2004, and the results of its operations and its cash flows for the two years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
Golden Eagle International, Inc. Bolivia
Golden Eagle International, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International, Inc. at December 31, 2005, and 2004 and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

POZO & ASOCIADOS C.P.A. S.R.L.
NIT. 121611023
Lic. Aud. Enrique Pozo Balderrama
NIT. 271218014
MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
March 31, 2005

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004

ASSETS
CURRENT ASSETS
Cash	$30,145	$51,580
Prepaid expenses	193,223	134,611

Total current assets	223,368	186,191

PROPERTY AND EQUIPMENT
Mining equipment and property	1,383,021	1,294,403
Plant and mill - idle	3,980,000	-
Mine development costs	529,618	529,618
Mineral properties	1,821,451	1,827,301
Office equipment	122,794	118,060
Vehicles and aircraft	72,808	122,540

	7,909,692	3,891,922
Less accumulated depreciation and depletion	(1,803,272)	(1,785,056)

Total property and equipment	6,106,419	2,106,866

Plant and mill - idle	-	3,600,000

Total Assets	$6,329,787	$5,893,057

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$306,329	$107,981
Accrued expenses	93,125	83,556
Current portion of contract payable	40,000	300,000
Other notes payable	1,019,591	995,624
Related party payable	135,000	23,967
Accrued interest payable	100,731	4,701

Total current liabilities	1,694,777	1,515,829

Convertible debenture	249,000	-
Redeemable common stock	-	3,600,000
Legal settlement payable	-	2,050,000
Services payable in stock	-	113,100

Total liabilities	1,943,777	7,278,929

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000
authorized shares;
744,687,518 and 564,361,903 issued and
outstanding shares, respectively	74,469	56,436
Additional paid-in capital	48,414,990	40,622,606
Accumulated (deficit)	(44,103,448)	(42,064,914)

Total stockholders' equity	4,386,010	(1,385,872)

	$6,329,787	$5,893,057

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

REVENUES	$-	$1,322,057	$1,325,591

OPERATING EXPENSES
Production	-	979,419	962,910
Production taxes	-	148,630	172,252
Exploration and development	433,958	835,325	1,106,185
General and administration	1,445,258	1,779,318	2,594,692
Asset impairment	-	912,404	-
Depreciation and depletion	73,542	271,937	154,853

Total operating expenses	1,952,758	4,927,033	4,990,892

OPERATING (LOSS)	(1,952,758)	(3,604,976)	(3,665,301)

OTHER INCOME (EXPENSE)
Interest expense	(130,270)	(224,034)	(2,909,462)
Gain (loss) on settlement of litigation	-	(2,050,000)	-
Other, net	44,494	1,059	55,709

Total other income (expense)	(85,776)	(2,272,975)	(2,853,753)

Loss before income taxes	(2,038,534)	(5,877,950)	(6,519,054)
Income Taxes	-	-	-

NET (LOSS)	$(2,038,534)	$(5,877,950)	$(6,519,054)

BASIC AND DILUTED (LOSS) PER SHARE	$(.003)	$(.01)	$(.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	651,870,057	493,963,645	330,118,355

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,038,534)	$(5,877,951)	$(6,519,054)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	861,846	897,228	1,394,944
Services payable in stock	-	113,100	-
Stock issued for exploration and development	-	-	691,809
Amortization of beneficial conversion discount	-	-	2,252,072
Depreciation and depletion	18,216	271,937	154,853
Loss on sale of assets	-	8,206	-
Expensing of mine development costs	-	-	200,000
Impairment	-	912,404	-
Assets written off	55,582	9,341	33,876
Stock issued for interest	7,400	42,000	23,500
Amortization of deferred compensation	-	-	14,222
(Gain)loss on settlement of litigation	-	2,050,000	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,519	158,786
Decrease in prepaid expense and other costs	(58,611)	20,261	(44,494)
Decrease (Increase) in inventory	-	318,641	(309,365)
Increase (Decrease) in accrued expenses	9,569	(83,596)	(40,883)
Decrease in accounts payable	198,343	16,495	(337,293)
Decrease in related party payable	-	-	(73,595)
Increase in accrued interest	96,030	85,865	572,404

Net cash flows (used by) operating activities	(850,154)	(1,207,550)	(1,828,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(93,352)	(346,667)	(547,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	168,000	190,967	-
Repayments to related parties	(56,967)	(167,000)	18,954
Proceeds from other notes payable	23,967	-	-
Payment of contract payable	(160,000)	(25,000)	-
Proceeds from convertible debentures	249,000	-	-
Common stock sold	698,071	1,479,069	2,149,887

Net cash flows provided by financing activities	922,071	1,478,036	2,168,841

NET (DECREASE) IN CASH	(21,435)	(76,181)	(207,268)
CASH - BEGINNING OF PERIOD	51,580	127,761	335,029

CASH - END OF PERIOD	$30,145	$51,580	$127,761

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Years Ended December 31, 2005, 2004 and 2003
			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	(Deficit)	Total

Balance at December 31, 2002	271,123,639	$27,112	$24,815,926	$(14,222)	$(29,667,909)	$(4,839,093)

Issued for cash ($.08 to $.15 per share)	23,697,207	2,370	2,147,517	-	-	2,149,887
Issued for services ($.12 to $.255 per share)	8,297,073	830	1,394,114	-	-	1,394,944
Issued for exploration and development ($.14 to $.217 per share)	4,362,562	436	691,373	-	-	691,809
Issued for interest ($.235 per share)	100,000	10	23,490	-	-	23,500
Issued for acquisition of mining property	589,204	59	97,551	-	-	97,610
Cashless excercise of stock options by related party	12,264,456	1,226	2,279,963	-	-	2,281,189
Conversion of debt($.03 to $.19 per share)	131,188,354	13,119	4,452,268	-	-	4,465,387
Conversion of accrued interest($.03 to $.19 per share)	11,246,956	1,125	901,800	-	-	902,925
Amortization of deferred compensation	-	-	-	14,222	-	14,222
Intrinsic value of debentures beneficial conversion interest	-	-	337,186	-	-	337,186
Net (loss)	-	-	-	-	(6,519,054)	(6,519,054)

Balance at December 31, 2003	462,869,451	$ 46,287	$ 37,141,188	-	$ (36,186,963)	$ 1,000,512

Issued for cash ($.025 to $.11 per share)	35,364,384	3,536	1,475,533	-	-	1,479,069
Issued for services ($.042 to $.177) per share)	4,812,312	481	252,787	-	-	253,268
Issued for exploration and development ($.043 to $.185 per share)	9,207,623	921	643,039	-	-	643,960
Issued for financing fee (.042 per share)	1,000,000	100	41,900	-	-	42,000
Issued for acquisition of gold bar and mill ($.06 to $.12 per share)	30,000,000	3,000	3,597,000	-	-	3,600,000
Conversion of debt ($.045)	10,515,649	1,052	472,152	-	-	473,204
Conversion of accrued interest ($.042 to $.045 per share)	13,334,484	1,333	598,733	-	-	600,066
Shares recorded in prior year but not issued	(1,742,000)	(174)	174	-	-	-
Return of stock by director	(1,000,000)	(100)	100	-	-	-
Reclassification of common stock issued for mill	-	-	(3,600,000)	-	-	(3,600,000)
Net (loss)	-	-	-	-	(5,877,951)	(5,877,951)

Balance at December 31, 2004	564,361,903	$ 56,436	$ 40,622,606	-	$ (42,064,914)	$ (1,385,872)

Issued for cash ($.0075 to $.025 per share)	63,755,666	6,376	691,695	-	-	698,071
Issued for services ($.013 to $.046) per share)	27,876,287	2,788	521,065	-	-	523,853
Issued for exploration and development ($.0187 to $.05 per share)	17,733,906	1,773	449,320	-	-	451,093
Issued for financing fee (.012 to .06 per share)	350,000	35	7,365	-	-	7,400
Issued for acquisition of gold bar and mill ($.06 to $.12 per share)	20,000,000	2,000	378,000	-	-	380,000
Issued for contract payable ($.164)	609,756	61	99,939	-	-	100,000
Issued for settlement of lawsuit ($.041 per share)	50,000,000	5,000	2,045,000	-	-	2,050,000
Reclassification of value of common stock issued for mill	-	-	3,600,000	-	-	3,600,000
Net (loss)	-	-	-	-	(2,038,534)	(2,038,534)

Balance at December 31, 2005	744,687,518	$74,469	$48,414,990	-	$(44,103,448)	$4,386,010

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

          Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (we,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. Our mining and exploration activities have been in two areas in the Republic of Bolivia. The first area consists of the combined Cangalli and Tipuani Valley gold properties in western Bolivia and contains our recent gold mining operations. The second area consists of our aggregate Buen Futuro properties in the Precambrian Shield area of eastern Bolivia. Starting in the fourth quarter 2002, we began mining gold bearing ore and selling gold. Prior to fourth quarter 2003, we were a mining enterprise in the exploration stage as set forth in Statement of Financial Accounting Standards, “SFAS” No. 7, “Accounting and Reporting by Development Stage Enterprises” and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999.

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

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $1,471,409 as of December 31, 2005 and we have incurred substantial losses of $44,103,448 since our inception. In addition, we temporarily ceased operations at our Cangalli mine in 2004. We believe we will restart operations within five years, however, we cannot guarantee such an outcome. Even so, to restart and further develop the Cangalli mine and to develop the Precambrian Shield prospects, we will require significant additional financing or equity funding. Should we not be able to raise sufficient funds to pay for these costs, the values of our investments in the Cangalli and Buen Futuro projects currently amounting to an aggregate of $2,351,069 less an impairment of $792,404, may be subject to substantial impairment in a future period.

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

Reclassifications Certain amounts in 2003 have been reclassified to conform to the 2004 presentation.

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

Inventory Inventories, if any, consist of in-process ore and gold inventories.

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and dore. In-process inventories are valued at the lower of average production cost or net realizable value. As of December 31, 2005 and 2004, there was no in-process inventory.

Gold inventories represent processed gold concentrates, dore and ingots. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to us. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2005 and 2004, we held no gold.

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

Depreciation totaled $73,542, $150,122 and $113,243 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tonnes of ore that are expected to be mined divided by the total tonness in proven and probable reserves in the property. Depletion for the years 2005, 2004, and 2003 was $0, $121,814 and $29,133, respectively.

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

In 2005, 2004 and 2003, no options were issued. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, if any.

Beneficial Conversion Feature of Debentures
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. By December 31, 2003, all debenture holders had exercised the conversion provision of their securities and converted outstanding principal and interest in the amount of $5,368,312 into 142,435,310 of restricted common shares of Golden Eagle stock. As of December 31, 2005, there were no debentures or accrued interest on debentures outstanding.

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

Basic Earnings per share	2005	2004

Net loss (numerator)	$2,038,534	$5,877,950
Weighted average shares (denominator)	651,870,057	493,963,645

Net loss per share	$.003	$.01

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities During 2005, 2004 and 2003, we paid cash for interest of $19,826, $79,188 and $58,331 respectively. Non-cash investing and financing transactions during the periods consist of the following:

2005
Accrued interest paid in stock	$5,700
Stock issued for mill and plant	380,000

2004
Accrued interest converted to stock	$600,066
Principal amount of notes converted to stock	473,204
Stock issued for mill and plant	3,600,000
Refinance of debt	995,800

2003
Beneficial conversion interest added to equity	$337,186
Accrued interest converted to stock	902,925
Principal amount of debentures and notes converted to stock	4,465,387
Stock issued for mineral prospect	97,610

Certain Equity Instruments
In June 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We have adopted SFAS No. 150. As a result, stock to be issued in the purchase of Buen Futuro mineral interest has been included in liabilities as a contract payable.

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

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first time adoption of SFAS No. 123R in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. We will adopt the provisions of EITF 04-6 on January 1, 2006 or at the commencement of mining operations if applicable. Adoption of EITF 04-6 will have no impact on the Company’s cash position.

In March 2005, the FASB issued Interpretation 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”—an interpretation of FASB No. 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires a liability to be recognized for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are currently analyzing the impact of this pronouncement however; we believe that it will not immediately have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued FASB Staff Position Paper (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

          Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests are presented on the balance sheet with the total of related depletion and impairment aggregated for mining and equipment assets. An analysis of our mining properties follows:

	2005	2004

Mine development costs	$529,618	$529,618
Mineral interests	1,821,451	1,827,301

Total mineral interests and development costs	2,351,069	2,356,919
Less: accumulated impairment of development costs	(322,404)	(322,404)
Less: accumulated impairment of mineral interests	(470,000)	(470,000)
Less: accumulated depletion	(184,443)	(184,443)

Net	$970,997	$1,380,072

Our mining equipment consists of the following:

	2005	2004

Machinery and equipment	$1,198,337	$1,182,030
Replacement materials and parts	174,770	101,461
Tools	9,914	10,912

Total mining equipment	1,383,021	1,294,403
Less: accumulated depreciation	(544,087)	(520,706)
Less: accumulated impairment	(120,000)	(120,000)

Net	$838,934	$653,697

Our Cangalli mine costs consist of infrastructure development costs and the processing plant as follows:

	2005	2004

Mine development costs	$529,618	$529,618
Processing plant and land	84,604	84,604
Less: accumulated impairment & depletion	(529,618)	(529,618)

Net	$84,604	$84,604

Mine development costs consist primarily of the block caving, longwall and mine infrastructure costs. These costs were being amortized as depletion expense based on the ratio of tonnes of ore mined divided by estimated tons of ore accessible by currently developed mine infrastructure.

In 2004, we recorded an impairment in the amount of $322,404 in mine development costs and $470,000 of mineral interests relating to the temporary cessation of operations at our Cangalli mine. Our outside Bolivian counsel has advised us that we have an 80% probability of resuming production within five years. As a result of the impairment, we reduced the carrying costs related to the mine to a fair value based on discounted expected cash flows from expected revenues based on our remaining reserves less carrying and additional development costs to bring the mine back into production. In addition, we impaired our mining machinery and equipment based on discounted estimated comparable values by $120,000. Total impairment charge was $0, $912,404and $-0- for the years ended December 31, 2005, 2004 and 2003, respectively. We have concluded through analysis that no further impairment is required in 2005.

Our mineral interests consist of the following specific properties:

	2005	2004

Precambrian mineral interests	$736,500	$736,500
Cangalli mineral interests	1,090,801	1,090,801

Total	$1,857,301	$1,857,301

Our mineral interests are in the following stages:

	2005	2004

Mineral interest:
Production stage	$5,549	$5,549
Development stage	87,041	87,041
Exploration stage	1,734,711	1,734,711

Total	$1,827,301	$1,827,301

Our mineral interests adjacent to the Cangalli mine have been subject to amortization. The amortization was $0 in 2005, $72,703 in 2004 and $12,477 in 2003 based on the allocated value of $876,867 amortizable over 34 years, the originally expected development life.

On July 2, 2002, we acquired the Cangalli mining property from UCL, a mining cooperative. The purchase price, capitalized as mineral properties, includes the following :

Cash	$300,000
Obligations assumed and payable over
approximately four years	175,000
Prior contract payments	70,000
Common stock issued	417,047

Total	$962,047

The remaining amount of obligation at December 31, 2005 is $77,359.

In June 2003, we acquired 100% of the Buen Futuro mining property located adjacent to Golden Eagle’s other landholdings in the Precambrian Shield. The purchase price was capitalized as mineral properties and includes the following components:

Cash paid	$210,000
Contract payable in cash	40,000
Common stock issued	175,000

Total	$425,000

The Buen Futuro property consists of 2,500 acres. We have paid cash of $210,000 and stock valued at $175,000 through 2005. We are obligated to pay an additional $40,000 in cash plus $10,000 in penalty interest in consideration for amending the original agreement and extending the terms of payment. As of December 31, $12,500 was past due with the remaining amount due in monthly installments of $12,500 per month until the balance is paid in full.

The amounts of cash and common stock due on Cangalli and Buen Futuro as of December 31, 2004 are as follows:

2005	$ 40,000
2006	77,359

Total	$ 117,359

In June 2004 we acquired the Gold Bar mill and plant (currently not operating) to be shipped to Bolivia and used to process gold and copper ore at the Buen Futuro prospect. We exchanged 30,000,000 shares of common stock for the mill and valued the transaction at $3.6 million based on the trading price of the stock on the day of closing. In May of 2005 we issued an additional 20,000,000 shares of stock valued at $380,000 in order to amend the original sales agreement which required us to remove the plant from the site outside Eureka, Nevada by June 2005. The amended agreement eliminates this requirement. Our engineers estimate that dismantling; shipping and re-erecting the plant at Buen Futuro will cost approximately $3.5 million.

          Note D – Loans and Notes Payable

        We have debt obligations outstanding at December 31, 2004 and 2003 as follows:

	2005	2004
Note payable to the Seydler Trusts, interest at 8% per annum, payable $995,624 $995,624 monthly, unsecured by us but guaranteed with our stock owned by certain outside shareholders, quarterly principal reductions of $250,000 beginning March 31, 2005, until paid in full. No principal payments were made on this note during 2005. The note is currently in default.	$995,624	$995,624

Interest bearing payable to a former officer and director of ours, secured 23,967 23,967 by our aircraft located in Bolivia, 12% interest per annum, due on demand. During the first quarter 2006 the aircraft was shipped to the US.	23,967	23,967

Interest bearing payable to a former officer and director of ours, secured 135,000 — by our aircraft located in Bolivia, 12% interest per annum, due on demand. During the first quarter 2006 the aircraft was shipped to the US.	135,000	-

Convertible debenture to a current shareholder maturing May 2, 2007 bearing interest at 7% per annum. Debenture is convertible into our restricted common stock at $.025 per share	249,000	-

Total Loans and Notes	1,403,591	1,469,004

Less: Current maturities	(1,154,591)	(1,469,004)

Non-current maturities	$249,000	$ -

Long-term debt maturities are as follows:
Years ending December 31,
2006	$-
2007	249,000
2008	-

Total	$249,000

Our officers made various other short-term loans with weighted average interest rates of 15% per annum. Amounts loaned and repaid during 2005 amounted to $177,000. Of the amount loaned, $42,000 was repaid during the year with an outstanding balance of $135,000 bearing interest at 8%. We were unable to make any principal payments on a note to the Seydler Trusts during 2005. We are currently in default on this note and the trustee made claim against the guarantors of this note, which are non-affiliated parties. Certain Golden Eagle stock owned by the guarantors was sold in a private sale to the Trusts to reduce the principal balance. We continue to book the entire amount on the balance sheet as a note payable as to the portion of the note that remains owing to the Trusts and as a contingent liability as to the portion that was reduced by the execution on the collateral. The entire amount continues to accrue interest. No additional claim has been made by the Trusts to pay off the note nor has claim been made on us by the guarantors. We continue to work with both of these parties to extend the payment of this note. We cannot guarantee however, that we will continue to be successful in extending their claims.

           Note E – Income Taxes

We have not recorded an income tax provision for 2005, 2004 or 2003 due to continued net operating losses.

The following is a reconciliation of the provision for income taxes to income before income taxes computed at the federal statutory rate of 34%:

	2005	2004	2003
Income tax (benefit) at the federal statutory rate	$(693,000)	$(1,999,000)	$(2,200,000)
State income taxes, net of federal benefits	(27,000)	(133,000)	(261,000)
(Deductible) nondeductible expenses	182,000	322,000	(709,000)
Non-U.S. taxes	228,000	306,000	239,000
Effect of net operating loss	310,000	1,504,000	2,931,000

Net	$ -	$ -	$ -

Deferred tax assets and liabilities are as follows:
	2005	2004
Deferred tax asset:
Net operating loss	$3,304,120	$3,929,500
Valuation allowance	(3,304,120)	(3,929,500)

Net	$ -	$ -

The change in the deferred tax asset valuation allowance as of December 31, 2004 is as follows:

Valuation allowance:	2005	2004
Beginning valuation allowance	$(3,929,500)	$(4,821,000)
Change in allowance	625,380	(892,000)

Ending valuation allowance	$(3,304,120)	$(3,929,500)

The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss (“NOL”) carry forward. We had NOLs of approximately $9.7 million, $8.9 million and $7.5 million at December 31, 2005, 2004 and 2003, respectively, which expire in 2006 through 2025. These NOLs are subject to annual utilization limitations due to prior ownership changes.

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

During 2004, 35,364,384 shares of common stock were sold to various individuals in a private placement at prices ranging from $.025 to $.11 per share for total proceeds of $1,479,069. During 2004, 4,812,312 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.042 to $.177 for total value of $253,268. During 2004, 9,207,623 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.043 to $.185 for total value of $643,960. During 2004, we issued 13,334,484 shares of common stock at a price of $.045 per share to individuals in exchange for accrued interest of $600,066 and issued 10,515,649 shares at $.045 to individuals for the conversion of notes payable to common stock valued at $473,204. We also issued 1,000,000 shares at a price of $.042 as a loan renewal fee valued at $42,000. During, 2004, we issued 30,000,000 shares at a price of $.12 per share for a total of $3,600,000 for the acquisition of the Gold Bar mill and plant located outside of Eureka, Nevada which we anticipate we will move to our Buen Futuro claim in Bolivia. Since the stock was redeemable in exchange for the return of the mill, the value of the stock was reclassified outside of the stockholders’ equity until the redemption feature was extinguished. During 2005 we reached an agreemnt with the seller eliminating the requirement to move the plant within a defined time period, as result, the shares were reclassified as shareholders equity. During 2004, we recorded a reduction of shares that had been recorded as services in error in prior years but never issued. During 2004, an officer voluntarily returned shares that had been recorded as expense in 2003.

During 2005, 63,755,666 shares of common stock were sold to various individuals in a private placement at prices ranging from $.0075 to $..025 per share for total proceeds of $698,071. During 2005, 27,876,287 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.013 to $.046 for total value of $523,853. During 2005, 17,733,906 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.0187 to $.05 for total value of $451,093. During 2005, we issued 350,00 shares of common stock at a prices ranging from $.012 to $,06 per share to an individual in exchange for accrued interest of $7,400. During, 2005, we issued 20,000,000 shares at a price of $.019 per share for a total of $380,000 for additional acquisition costs of the Gold Bar mill and plant located outside of Eureka, Nevada, which we anticipate we will move to our Buen Futuro claim in Bolivia. During 2005, we issued 609,756 shares at a price of $.164 for a total value of $100,000 as part of the contract payment for acquisition of the Buen Futuro claim. During 2005 we issued 50,000,000 shares of stock as settlement of a lawsuit at a price of $.041 per share valued at $2,050,000. This settlement was expensed in 2004 but the shares were not issued until 2005.

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

On November 4, 2005 we filed an S-8 registration statement with the SEC to issue up to 30 million shares at the direction of the Board of Directors for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock.

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

No options were granted, exercised or outstanding during 2004 or 2005. Total amounts expensed to compensation for the issuance of options were $-0-, $-0-and $-0- for the years ended December 31, 2005, 2004 and 2003, respectively.

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

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2004, the outstanding balance of these advances totaled $396,783. However, as of December 31, 2005, we also owed the president $396,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation, at $60,000 each year in a cashless bonus. Additionally, in 2001 the president had forgiven $443,772 in compensation that was due to him. Additionally, during 2003, 2004 and 2005, the president forgave $36,457, $60,000 and $60,000 respectively.

In 2003, we purchased the Buen Futuro property from a relative of our consultant and reserve estimation geologist.

          Note H – Commitments and Contingencies

Contingencies Resulting from Litigation

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

Office Leases

On August 1, 2005 we moved our executive offices in Salt Lake City, Utah from our previous location to 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,395 per month on a three-year, renewable lease that expires in July 2008. Our lease, however, does allow us to terminate at the end of one year for a $2,790 penalty and at the end of year two for a 1,395 penalty.

We have also entered into a short-term lease on a new smaller office in La Paz, Bolivia for $180 per month, which expires in July 2006. We also lease 150 square meters of office space in Santa Cruz, Bolivia, which we consider our Bolivian headquarters. This lease, which expires October 31, 2006, is for $500.00 per month.

Our leases are summarized as follows:

Location	Size	Monthly Rent	Lease Expiration
Salt Lake City, UT	1,183 square feet	$1,395	July 31, 2008
Santa Cruz, Bolivia	150 square meters	500	July 10, 2006
La Paz Bolivia	42 square meters	180	October 31, 2006

		$2,075

The following schedule shows the composition of total remaining commitments for office leases as of December 31, 2005.

Years ending December 31,
2006	$21,820
2007	17,692
2008	10,549
2009	-
2010	-

Total	$50,561

Rent expense for the years ending December 31, 2005, 2004 and 2003 was approximately $21,632, $22,733 and $22,574 respectively.

Under our agreement with the seller of Buen Futuro, Golden Eagle has agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. To date, Golden Eagle has also agreed to invest $1 million in exploration of Buen Futuro by 2006.November 23, 2006. Golden Eagle has expended approximately $140,000 under the agreement. Also in the agreement, Golden Eagle has committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. The purchase of the Gold Bar mill and plant during 2004 and 2005, which was recorded in the amount of $3,980,000, satisfies this commitment, if and when we ultimately commence production at Buen Futuro. On May 20, 2005 we entered into an amended agreement with the seller whereby we agreed that if we were not in production at Buen Futuro by November 23, 2005 we are required to pay a penalty of $1,500 per month to the seller until we enter production or until November 23, 2006. If by November 26, 2006 we are still not in production, the penalty amount payable to the seller increases to $3,000 per month.

In order to relocate the Gold Bar mill and plant to Buen Futuro and to develop Buen Futuro to the point it can begin production, we estimate we will need to raise and spend approximately $10,000,000 As part of those costs, we entered into an agreement with Western States Engineering to provide engineering services relating to the dismantling, shipping and re-erection of the Gold Bar mill and plant on our Buen Futuro concession in Bolivia. Employees of Western States agreed to accept 5 million shares of Golden Eagle’s common stock registered pursuant to Regulation S-8 under the Securities Act of 1933 and in accordance with the Golden Eagle International Inc. 2004 Employee and Consultants Stock Compensation Plan. As of December 31, 2004, we had issued 2,730,000 shares under this to engineers as part of this agreement. The value of these shares of $192,010 was expensed as development costs. Western States estimated that approximately 50% of its work had been completed as of December 31, 2004. An additional 2,270,000 shares under this agreement was issued during 2005. On May 19, 2005 we entered into a separate agreement with Western States for additional engineering work related to Buen Futuro and the relocation of the Gold Bar mill and plant. We agreed to grant 10,000,000 shares in four equal installments beginning on June 1, 2005. As of December 31, 2005, 5,000,000 shares had been issued under this agreement. An additional $5,000,000 shares is to be issued during the first two quarters of 2006

We plan to return Cangalli to full production if possible and we estimate the cost will approximate $300,000.

Should we not be able to raise sufficient funds to pay for these costs, the values of our investments in the Cangalli and Buen Futuro projects currently amounting to an aggregate of 2,351,069, less an impairment of $792,404, may be subject to additional impairment in a future period.

          Note I – Subsequent Events (Unaudited)

Private Placements Subsequent to Year-End
We sold private placements of common stock during the first quarter of 2006 to tw accredited investors. Through March 31, 2005, we received $56,400 in private placement proceeds in exchange for 4,973,426 shares of restricted common stock ($.011 to $.013 per share). In addition, in 2006, we issued 2,752,900 shares of common stock to 5 individuals as compensation for services at prices of $.02 to $.0275 per share valued at $73,808. The shares were valued at the closing market price of our stock on the date of grant.

          Note J –Quarterly Data (Unaudited)

The following is a summary of selected quarterly financial information for 2005 and 2004.

	2005
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$0	$0	$0	$0
Operating (loss)	(662,906)	(512,187)	(397,559)	(380,107)
Net (loss)	(688,367)	(541,812)	(438,258)	(370,097)
Basic and diluted net (loss) per share	(.001)	(.001)	(.001)	(.001)
Weighted average shares outstanding	604,472,262	644,423,865	694,940,109	734,937,410
Closing price of common stock	$.033	$.020	$.020	$.027

	2004
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$367,971	$533,015	$228,037	$193,034
Operating (loss)	(526,288)	(450,136)	(951,929)	(1,676,623)
Net (loss)	(570,011)	(495,169)	(999,936)	(3,812,835)
Basic and diluted net (loss) per share	(.00)	(.001)	(.002)	(.01)
Weighted average shares outstanding	465,752,440	477,224,426	510,186,591	523,068,999
Closing price of common stock	$.155	$.100	$.075	$.042