Form 10-Q
period 2006-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2006-05-15
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2006

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

[ ] Yes [ X ] No

At March 31, 2006, there were 753,942,724 shares of common stock outstanding.   At May 8, 2006, there were 757,017,724 shares of common stock outstanding

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the nine months ended March 31, 2006 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. The terms “the Company,” “we,” “our” or “us” refer to Golden Eagle International, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) possible future disruptions of mining operations at our Cangalli mine and the possibility that we may be required to move the mine and plant to an alternate location in order to resume production, which may cause material disruptions in our operations and negatively effect our potential revenues; (b) volatility of gold and copper prices on the commodity markets may negatively effect our potential revenues; (c) because our common stock is a penny stock and we lack an established market for our securities, you may have difficulty selling your securities; (d) our common stock is subject to price volatility; (e) we are subject to environmental risks that may lead to additional costs; (f) our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection , which may cause disruptions or termination of our operations; (g) because our productive assets primarily consist of our Cangalli gold mine in Bolivia, should its gold mining operations be adversely affected , our operations generally as well as our potential revenues will be negatively affected; (h) if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan; (i) we may be dependent upon third parties to conduct certain aspects of our mining operations, including our business, mining and processing plans; (j) there is substantial doubt about our ability to continue as a going concern; and (k) our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a minimum $10 million investment; and/or our ability to re-commence operations at our Cangalli mine, which will require settlement of the dispute between the UCL and the Bolivian Government as well as meeting startup costs of $500,000 to $1,000,000, all of which will require financing we may be unable to secure.

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

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

o	Our ability to secure financing for our operations;

o	Our ability to conduct successful mining operations;

o	Worldwide commodity prices, including gold and copper and their price volatility;

o	Worldwide and local commodity prices for petroleum-related products, chemicals and solvents;

o	The nationalization of the Bolivian oil and gas fields by the President of Bolivia on May 1, 2006;

o	Threatened increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax), the business income tax on net earnings, patent;fees (claims fees) per hectare claimed for staking and maintaining mining claims;

o	Threatened changes in the Bolivian Mining Code that may result in unanticipated consequences and impacts;

o	The Bolivian Constitutional Convention in July of 2006 that may produce changes to Bolivia’s Political Constitution that may result in unanticipated consequences and impacts;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics;

o	Inflation, which has historically been an issue in Bolivia, but for the past two decades has been controlled through monetary policy.

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively effect our operations and potential revenues. These commitments are:

1)	Our accounts payable and accrued expenses of $406,365, which include accrued wages, trade payables and general obligations. These obligations will either shortly become due, are currently due, or are in some cases more than 90 days past due. Also included in this amount is our obligation to pay $138,000 of the debt we assumed in 2002 from United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). We have paid $60,641 and currently owe $77,359. Pending the outcome of the dispute between with the UCL and the Bolivian government, we have suspended all payments on this debt. This debt is included in accrued expenses.

2)	Our other notes payable totaling $1,172,591 payable to non-affiliates. Of this amount $153,000 is current. An additional $23,967 is for a loan on an aircraft, which we are currently in the process of selling. An additional $995,623 of notes payable represents a note that is in default. We are currently negotiating with the note holder, which is also a shareholder, to resolve the default situation. While we cannot guarantee we will be able to reach any agreement with this note holder we believe that the note holder will not take any action, which will negatively impact our ability to remain a going concern.

3)	Our note payable to a director in the amount of $135,000 which bears an interest rate of 8% per annum and is payable on demand.

4)	Our debenture payable to a shareholder, in the amount of $249,000, which bears an interest rate of 7% per annum and matures on May 2, 2007 and which is convertible into our common stock.

5)	Our obligation to make remaining payments totaling $5,500 plus accrued interest of $16,000 to the previous owners of the Buen Futuro property. The interest payable is included in accrued interest.

6)	Our obligation to pay accrued interest of $139,932 on notes and contracts payable, which is expensed each quarter and accrued. We are currently negotiating with note holders for relief on interest payable obligations.

7)	Our obligation for monthly lease payments of $1,395 until August 2006 for our Salt Lake City office rent at which time we may cancel the remaining two year terms of our lease by paying a two month penalty. Additionally we have an obligation to make monthly lease payments of $500 per month through July 10, 2006 for our Santa Cruz office rent and $180 per month through October 31, 2006 for our La Paz office rent.

8)	Our obligation to pay to the Bolivian government mining claim fees over the next 5 years of approximately $0.40 per acre per year in order to maintain our claim to the mineral rights on property under our control. The claim fees on our Buen Futuro claims are approximately $54,000 per year. Based on our analysis of the minimum amount of acreage needed to maintain the integrity of our deposit and mine plans on Tipuani-Cangalli property; we currently have concessions on approximately 12,000 acres, which results in a claim fee of approximately $5,000 per year. We intend to maintain all of our claims in the ancient Tipuani River paleochannel and should we resolve our outstanding issues there and receive financing, we intend to mine on our Tipuani-Cangalli claims. All mining claim payments have been made for 2006. We have total required annual mining claim payments of approximately $59,000 per year.

9)	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. However, as we were not in production by that date we are required to pay a penalty of $1,500 per month until November 23, 2006. If at that date we are still not in production we will be required to make penalty payments of $3,000 per month until we are in production at Buen Futuro. We have classified these payments as a contractual obligation as well as $3,000 per month we are obligated to pay the seller of the property a consulting fee until which time we are in production.

10)	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $564,166 in the region qualify to be applied against this obligation leaving a remaining obligation of $435,834.

11)	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. to recommence operations in the region. We are however, under no contractual obligation to resume mining at Cangalli or in the Tipuani valley.

12)	We believe that our cost to dismantle, ship our Gold Bar mill and plant, and re-erect it in Bolivia, will be approximately $3,500,000. While it continues to be part of our business plan, we are under no contractual obligation to do so; as such, we do not include these estimated costs in the following chart.

13)	A commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. As we were not in production by that date we are required to pay a penalty of $1,500 per month until November 23, 2006. If at that date we are still not in production we will be required to make penalty payments of $3,000 per month until we are in production at Buen Futuro. We believe that we have met this commitment with the acquisition of the Gold Bar mill and plant and other developmental expenditures since the Gold Bar mill and plant acquisition has no other purpose than to go to the Buen Futuro site for installation and production, and is committed to that end.

        The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$406,365	$406,365	$-	$-

Other Notes Payable	1,172,591	1,172,591	-	-

Related Party Payable	135,000	135,000	-	-

Debenture Payable	249,000	-	249,000	-

Contracts Payable	5,500	5,500	-	-

Accrued Interest	139,932	139,932	-	-

Building Leases	11,130	11,130	-	-

Mining Claim Fees	236,000	-	118,000	118,000

Production Penalties consulting fees	348,000	60,000	144,000	144,000

Buen Futuro Exploration	435,834	-	435,834	-

Total Contractual Cash Obligations	$3,139,352	$1,930,518	$946,834	$262,000

Costs to maintain our properties have higher priority then other current capital requirements, which have led to some of our creditors being on a delayed-payment schedule.

Should we be unable to obtain third party funding in excess of $7,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period and move the Gold Bar Mill and plant and commence mining at Buen Futuro, which will necessitate our attempting to negotiate additional extensions with our creditors, which there is no assurance we will successful in doing. Historically we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We will also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

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

Results of Operations

The following sets forth certain information regarding our results of operations for the three months ending March 31, 2006 compared with the same period in 2005

(b) Three Months Ended March 31, 2006/Three Months Ended March 31, 2005

Revenues.  During the three months ended March 31, 2006 and March 31, 2005, we had revenues of $0.

Operating Loss.  Operating losses decreased by $172,826 or 26% to $490,080 for the three months ended March 31, 2006, from $662,906 for the three months ended March 31, 2005.  The decrease in operating loss was primarily due to a decrease in general and administrative expenses including wages and exploration and development costs.

Exploration and Development Expenses. Exploration and development costs decreased by $76,299 or 45.5% to $91,535 for the three months ended March 31, 2006 from $167,834 during the same period in 2005.  The decrease in exploration and development expenses is attributable to elimination of the exploration and development at the Cangalli concession.  Buen Futuro also saw a decrease in exploration and development costs during the first quarter 2006; however, development and engineering work at the site continued at a slower pace.

General & Administrative Expenses. General and administrative expense decreased by $92,795 or 19.5% to $383,370 for the three months ended March 31, 2006 from $476,165 during the three months ended March 31, 2005.  The decrease in our general administrative expense is primarily attributable to a reduction in wages, rent, legal and accounting, telephone and travel and a general across the board decrease in expenses in most categories as a result of implementing cost controls following the shut down of the Cangalli operation.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $3,732 or 19.7% to $15,175 during the three months ended March 31, 2006 from $18,907 during the same period of 2005.  This decrease was due to the reduction of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended March 31, 2006 increased by $15,569 or 58.5% to $42,176 from $26,611 during the same period in 2005.  The increase was due to the addition of $153,000 to other notes payable and a $249,000 debenture payable as well as penalty interest related to the Buen Futuro contract payable.

Net Loss.  Net loss for the three-month period ended March 31, 2006 decreased by $188,205 or 27.3% to $500,162 from $688,367 during the same 2005 period.  The decrease was due to the decrease in exploration and development costs and general and administrative expenses.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2005 as we had a significant working capital deficit as of December 31 2005 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. We cannot continue to satisfy our current cash requirements for a period of twelve months through our existing capital. We anticipate total operating expenditures of approximately $1,870,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,200,000;

o	Exploration and development expenses of $500,000; and

o	Interest Expense of $170,000.

Our current cash balance of $100,000 as of May 8, 2006 will satisfy our cash requirements for approximately two months. If necessary, we intend to raise additional cash by means of equity and or debt financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

o	Significantly reduce, eliminate or curtail our business operating activities so as to reduce operating costs;

o	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

o	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

o	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

o	File a Certificate of Dissolution with the State of Colorado to dissolve our corporation and close our business;

o	Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and

o	Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our stock.

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

We have had no revenues from our Bolivian operations since June 2004. We were forced to cease production from our Cangalli prospect because of a local farmer's strike and legal issues not associated with our operations that resulted from the UCL's failure to comply with Bolivian labor law, which impacted negatively on the quiet enjoyment of our mining rights. We have no assurance when, if ever, we will be able to recommence production from the Cangalli prospect; accordingly, we have determined that we will no longer claim previously reported reserves for the Cangalli property.

We have yet to produce revenues from our Precambrian properties in eastern Bolivia or our Buen Futuro prospect found in those properties. Assets.

As of March 31, 2006, we had total assets of $6,167,642 compared to total assets of $6,329,787 as of December 31, 2005. These assets include current assets, such as cash and prepaid expenses. Our current assets decreased to $142,715 as of March 31, 2006 from $223,368 as of December 31, 2005. This $80,653 decrease was the result of a reduction in cash of $24,788, which was used to pay expenses and a decrease in prepaid expenses of $55,865 to $137,358 at March 31, 2006, from 223,368 at December 31, 2005. The decrease in prepaid expenses resulted from a decrease in S-8 stock that was issued to pay Bolivian employees that had not been distributed as of the period end. An offsetting entry appears in accounts payable for these wages.

	March 31, 2006	December 31, 2005

Mining equipment	$1,317,904	$1,383,021

Gold Bar mill and plant	3,980,000	3,980,000

Mine development costs	529,618	529,618

Mining properties	1,814,501	1,821,451

Office equipment	122,976	122,794

Vehicles and Aircraft	72,808	72,808

Accumulated depreciation and depletion and Impairment	(1,812,879)	(1,803,273)

Fixed assets net	6,024,927	6,106,419

Stockholder’s Equity.

As of March 31, 2006, our stockholders’ equity was $4,059,255 as compared to $4,386,011 as of December 31, 2005. The $326,756 net decrease in stockholders’ equity was primarily the result of net loss incurred during the quarter.

Plan of Operations

Our current strategy is to further develop the potential of our Buen Futuro gold and copper project in eastern Bolivia during 2006 by carrying out a program of in-fill drilling, performing additional metallurgical studies, securing final environmental permitting, and improving and finalizing our feasibility work performed there to date. We also intend to finish our exploration and feasibility work on the gold deposits of the B and C Zones of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project, by September of 2006. Once that feasibility work is completed, and if it is positive, we intend to implement the recommended mine plan, to construct the recommended recovery circuit and enter into operations by year-end 2006. In addition, we intend to complete the necessary exploration and feasibility work on our Rio Mojos gold project in western Bolivia by April 2007 and determine our best course of action there. Moreover, we intend to implement the results of our feasibility work by carrying out a well defined mine plan and constructing the most appropriate milling and mineral recovery facilities on these two projects. Finally, we intend to continue our efforts to resolve those issues impeding the development of our Cangalli mine. All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing as detailed immediately below:

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last three annual operating periods, 2003, 2004 or 2005, or during the first three months of 2006.

Off balance sheet arrangements

None

Item 3. Quantitative and qualitative disclosures about market risk

We do not have any market risk sensitive instruments. Since operations in Bolivia are in dollar denominated accounts, we do not believe that we have any material foreign currency risk. Our principal market risk is due to fluctuating gold and copper prices, which directly affect our potential revenues. The volatility of the market price for our shares directly impacts our ability to raise the capital we need to continue operations and to finance our operating losses. We previously managed the volatility of gold prices by holding some of our gold production for sale at a later time when we believe that prices will increase; should we generate revenues, we plan to manage such volatility in the future in the same manner, if necessary. We have not used futures contracts or other methods of hedging to protect ourselves from price fluctuations, and we have no intention of doing so in the near future.

Item 4. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On January 17, 2006, we sold 4,127,273 shares of our common stock to Edmundo Arauz at $0.011 per share or an aggregate of $45,400. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Edmundo Arauz stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 20, 2006, we sold 846,154 shares of our common stock to Ron Dove at $0.013 per share or an aggregate of $11,000. We relied upon Sections 4(2) and 4(6) of the Securities Act and Regulation S for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities issued to Ron Dove stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the quarter ended March 31, 2005.

Item 5. Other Information:

Political Developments in Bolivia

On May 1, 2006 President Evo Morales of Bolivia nationalized Bolivia’s oil and natural gas industry ordering foreign energy companies to send their supplies to the state-owned energy company for industrialization. President Morales warned that companies who rejected the decree would have to leave Bolivia.

We believe that the nationalization of the Bolivian oil and natural gas industry on May 1, 2006, should not affect our ownership and development of gold and copper mining projects in Bolivia. In a statement released by the Bolivian government, the Minister of Mining and Metallurgy, Walter Villaroel, stated, “The mining policy does not contemplate nationalization, and even less the incorporation, of private companies.” We believe that Bolivia’s national government has repeatedly expressed its support for private mining companies and that recent events bearing on the natural gas industry will not affect Golden Eagle’s gold and copper projects. We are moving forward in a careful and deliberate manner with our strategy for developing our Bolivian mining projects and pending adequate financing we still believe that with the current prices for gold and copper our projects can produce value for our shareholders. While we do not believe that our properties in Bolivia will be nationalized, we do expect that it may now be more difficult for us to raise the required financing to complete the development of our gold and copper projects in Bolivia.

Change in Directors and Chairman of the Board of Directors

On May 5, 2006 H. Roy Shipes resigned as the Chairman of our Board of Directors and as a director. On the same date, Mr. Terry C. Turner, one of our directors and our Chief Executive Officer and President, was elected as the Chairman of our Board of Directors. On May 9, 2006 Mr. H.E. “Gene” Dunham was appointed to serve as a director on our Board of Directors.

Shareholders Meeting

We anticipate holding our annual shareholders’ meeting within the second or third quarters of 2006. We will inform our shareholders of the date of the annual shareholders’ meeting.

Item 6. Exhibits:

Exhibits required by Item 601 of Regulation SK

31.	Certifications pursuant to Rule 13a-14(a)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.	Certifications pursuant to 18 U.S.C.ss.1350.

32.1	Certification of the Chief Executive Officer

32.2	Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer Date: May 12, 2006

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer Date: May 12, 2006

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 12, 2006	/s/ Terry C. Turner Terry C. Turner Principal Executive Officer

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: May 12, 2006	/s/ Tracy A. Madsen Tracy A. Madsen Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 12, 2006	/s/ Terry C. Turner Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: May 12, 2006	/s/ Tracy A. Madsen Tracy A. Madsen Principal Chief Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	March 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$5,357	$30,145
Prepaid expenses	137,358	193,223

Total current assets	142,715	223,368

PROPERTY AND EQUIPMENT
Mining equipment and property	1,317,904	1,383,021
Plant and Mill Idle	3,980,000	3,980,000
Mine development costs	529,618	529,618
Mineral properties	1,814,501	1,821,451
Office equipment	122,976	122,794
Vehicles and aircraft	72,808	72,808

	7,837,806	7,909,692
Less accumulated depreciation and depletion	(1,812,879)	(1,803,273)

Total property and equipment	6,024,927	6,106,419

Total Assets	$6,167,642	$6,329,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$316,654	$306,329
Accrued expenses	89,711	93,125
Current portion of contract payable	5,500	40,000
Other notes payable	1,172,591	1,019,591
Related party payable	135,000	135,000
Accrued interest payable	139,932	100,731

Total current liabilities	1,859,387	1,694,776

Convertible debenture	249,000	249,000

Total liabilities	2,108,387	1,943,776

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
753,942,724 and 744,687,518 issued and outstanding shares,
respectively	75,394	74,469
Additional paid-in capital	48,587,471	48,414,990
Accumulated (deficit)	(44,603,610)	(44,103,448)

Total stockholders' equity	4,059,255	4,386,011

	$6,167,642	$6,329,787

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations

	March 31, 2006	March 31, 2005

REVENUES	$-	$-
OPERATING EXPENSES
Exploration and development	91,535	167,834
General and administration	383,370	476,165
Depreciation and depletion	15,175	18,907

Total operating expenses	490,080	662,906

OPERATING (LOSS)	(490,080)	(662,906)

OTHER INCOME (EXPENSE)
Interest expense	(42,176)	(26,611)
Other, net	32,093	1,150

Total other income (expense)	(10,083)	(25,461)

Loss before income taxes	(500,162)	(688,367)
Income Taxes	-	-

NET (LOSS)	$(500,162)	$(688,367)

BASIC AND DILUTED (LOSS) PER SHARE	$(.001)	$(.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	751,198,936	604,472,262

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)

	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(500,162)	$(688,367)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	42,257	131,532
Stock issued for exploration and development	74,749	-
Other	-	1,263
Depreciation and depletion	9,606	18,907
Loss on sale of assets	10,185	-
Assets written off	6,950	-
Changes in operating assets and liabilities
Decrease in prepaid expense and other costs	55,865	89,204
Increase (Decrease) in accrued expense	(3,414)	4,332
Decrease in accounts payable	10,325	188,458
Increase in accrued interest	39,201	17,164

Net cash flows (used by) operating activities	(254,438)	(237,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	54,750	(136,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	153,000	130,000
Repayments to related parties	-	(603)
Proceeds from other notes payable	-	70,000
Payment of contract payable	(34,500)	-
Common stock sold	56,400	131,000

Net cash flows provided by financing activities	174,900	330,397

NET (DECREASE) IN CASH	(24,788)	(43,722)
CASH - BEGINNING OF PERIOD	30,145	51,580

CASH - END OF PERIOD	$5,357	$7,858

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

                Note B — Organization and Nature of Business

For a complete description of our mineral prospects and the organization and nature of our business, please see our Form 10-K for the year ended December 31, 2005.

Going Concern Considerations

The 2005 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of March 31, 2006 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. Whether we resolve the cooperative pension issue with the Bolivian Ministry of Labor or begin construction on a new relocated mine and plant or commence operations at Buen Futuro, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the three months ended March 31, 2005 have been reclassified to conform to the March 31, 2006 presentation.

                Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of March 31, 2006 we had no dilutive shares.

                Note D – Issuance of Common Stock

During the quarter ended March 31, 2006, we raised $56,400 from the sale of 4,973,427 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 1,581,471 shares of common stock valued at $42,257 in exchange for services provided and 2,700,308 shares valued at 77,750 for services provided for exploration and development.

                Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Three months ended March 31,

	2006	2005

Issuance of stock in settlement of lawsuit recognized in 2004	$-	$2,050,000
Issuance of stock in payment of services payable recognized in 2004	-	113,100
Issuance of stock in partial payment of contract payable	-	25,000
Interest paid in stock	-	3,000

Cash paid for interest for the three months ended March 31, 2006 and 2005 was $2,975 and $7,649, respectively.

                Note F – Notes Payable

We have a note payable of $995,624 payable to two trusts which are also shareholders of our common stock. This note accrues interest at 8% annually and matured on December 28, 2005. As of March 31, 2006 we owed the trusts $98,283 in accrued interest and a $10,000 renewal fee. This note is currently in default.

We have a note outstanding in the amount of $23,967 for a Mooney aircraft previously located in Bolivia. The aircraft was returned to the United States during the quarter and we believe that it will be sold during the second quarter 2006.

During the first quarter 2006 we entered into a note payable with a stockholder in the amount of $153,000 at 8% interest per annum maturing on December 31, 2006.

Also during the first quarter of 2006 we borrowed on a short-term basis $5,500 from one of our officers and repaid the note during the quarter plus $150 in interest. We have an additional note outstanding to a director in the amount of $135,000 payable upon demand.

                Note G – Contract Payable

We have a contract payable in the amount of $5,500. This amount plus $16,000 in penalty interest on the contract is now due and payable and we believe that we will finalize the payments for the purchase of our Buen Futuro concession during the second quarter 2006.

                Note H – Change in Directors

On May 5, 2006 H. Roy Shipes resigned as the Chairman of our board of directors and as a director. On the same date, Mr. Terry C. Turner one of our directors and our CEO and President was elected as the Chairman of our Board of Directors. On May 9, 2006 Mr. H.E. “Gene” Dunham was appointed to serve on our board of director.

Back to Table of Contents