Form 10-K/A
period 2005-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2006-06-12
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

At December 31, 2005 there were 744,787,518 shares of common stock outstanding. At March 31, 2006 there were 768,163,844 shares of common stock outstanding.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders — None; (2) Any proxy or information statement — None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 — None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	6
(a) General		6
(b) Industry Segments		10
(c) Narrative Description of Business		10
(c)(1) Principal Products		10
(c)(2) Status of Products and Segments		11
(c)(3) The Sources and Availability of Raw Materials		11
(c)(4) Importance and duration of patents		11
(c)(5) Seasonality of our business		12
(c)(6) Our practices relating to working capital		12
(c)(7) Dependence on one or a few major customers		12
(c)(8) Backlog orders		12
(c)(9) Portion of business subject to renegotiation		12
(c)(10) Competitive conditions.		12
(c)(11) Research and development expenditures.		13
(c)(12) Environmental protection legislation		13
(c)(13) Employees		13
(d) Financial Information about Geographic Areas		13
(e) Available information.		16
(f) Risks.		17
(f)(1) Financial Risks.		17
(f)(2) Operating Development and Mining Related Risks.		19
(f)(3) Legal, Market and Regulatory Risks.		19

ITEM 2.	PROPERTIES	21
(a) The Cangalli Properties		21
(a)(1) Contract for Exploration and Mining		21
(a)(2) Purchase of the Cangalli Properties		21
(a)(3) Production Cangalli Mine		21
(a)(4) Cangalli Reserves		23
(b) The Tipuani Prospects		24
(c) History of the Gold Mining District of Bolivia		24
(d) The Precambrian Prospect		25
(e) Buen Futuro		25
(e)(1) Buen Futuro Acquisition		25
(e)(2) Buen Futuro Mining Claim		26
(e)(3) Buen Futuro Gold and Copper Reserves		28
(f) Gold Bar Mill and Plant		28
(g) Cobra Claim		29
(h) Rio Mojos Concession		30
(i) Office Leases		30

ITEM 3.	LEGAL PROCEEDINGS	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	31
(a) Market Information		31
(b) Holders		32
(c) Dividends		32
(d) Securities authorized for issuance		32
(e) Unregistered sells of securities		32
(f) Purchased of equity securities by issuer and affiliates		41
ITEM 6.	SELECTED FINANCIAL DATA	42

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

(a) Liquidity and Capital Resources		43
(a)(1) Continuing Working Capital Deficit		43
(a)(2) Contract Obligations		44
(a)(3) Property and Equipment		45
(a)(4) Cash flow		46
(a)(5) Capital Commitments		47
(a)(6) Off Balance Sheet Arrangements		47
(b) Results of Operations		47
(b)(1) Special Non-Cash Impact Due to Options		51
(c) Plan of Operations		51
(d) Impact of Inflation and Changing Prices		52
(e) Accounting Policies		52
(e)(1) Critical Accounting Policies		52
(e)(2) Effect of New Accounting Pronouncements		52
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	54
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	55
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	55
ITEM 9A.	CONTROLS AND PROCEDURES	55
ITEM 9B.	OTHER INFORMATION	55

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	56
(a)(b) Identification of Directors and Executive Officers		56
(c) Identification of Significant Employees		57
(d) Family Relationships		57
(e) Business Experience		57
(f) Involvement In Certain Legal Proceedings		59
(g) Promoters and Control Persons		60
(h)(i) Audit Committee Financial Expert		60
(j) Material Changes to Shareholder Nomination Procedures		61
(k) Beneficial Reporting Compliance		61
(l) Code of Ethics		61

ITEM 11.	EXECUTIVE COMPENSATION	61
(a)(b) Summary Compensation Table		61
(c) Options/SAR Granted		63
(d) Option/SAR Table		63
(e) Long Term Incentive Plan-		63
(f) Defined Benefit or Actuarial Plan Disclosure		63
(g) Compensation of Directors		63
(h) Employment Contracts		64
(i) Report on Repricing of Options/SARs		64
(j) Compensation Committee		64
(k) Board Compensation Committee Report		64
(l) Performance Graph		64

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	65
(a)(b) Security Ownership		65
(c) Changes in Control		67
(d) Securities Equity Compensation Plan		67

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	67
(a) Indebtedness		67
(b) Loans to the Company from Affiliates		68
ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES	69

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

Name of beneficial owner	Shares owned beneficially (1)		Percent of class

Kevin Pfeffer	124,820,685	(2)	16.25%
9661 S. 700 E.
Salt Lake City, UT 84070

H. Roy Shipes	53,103,500 (3)		6.91%
8040 S. Kolb Rd.
Tucson, AZ 85706

Terry C. Turner	3,748,246(4)		.49%
9661 S. 700 E.
Salt Lake City, UT 84070

Tracy A. Madsen	1,312,751 (4)		.17%
9661 S. 700 E.
Salt Lake City, Utah 84070

Harlan M. (Mac) Delozier	300,000(6)		.04%
9661 S. 700 E.
Salt Lake City, Utah 84070

Alvaro Riveros	-0-		-0-
9661 S. 700 E.
Salt Lake City, Utah 84070

All officers and directors
as a group	183,285,182		23.86%

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

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: June 12, 2006

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

5

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Director and Principal Executive Officer Date: June 12, 2006
By: /s/ H. Roy Shipes —————————————— H. Roy Shipes H. Roy Shipes Chairman of the Board of Directors Date: June 12, 2006
By: /s/ Kevin K. Pfeffer —————————————— Kevin K. Pfeffer MBA, Director Date: June 12, 2006
By: /s/ Alvaro Riveros —————————————— Alvaro Riveros Director Date: June 12, 2006
By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer Date: June 12, 2006

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

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer Date: June 12, 2006

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

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer Date: June 12, 2006

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

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer Date: June 12, 2006

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

/s/ Tracy A. Madsen Tracy A. Madsen Principal Financial Officer Date: June 12, 2006

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