Form 10-Q
period 2006-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2006-08-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2006

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

[ ] Yes [ X ] No

At August 11, 2006, there were 789,999,990 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the six months ended June 30, 2006 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. The terms “the Company,” “we,” “our,” or “us” refer to Golden Eagle International, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) volatility of gold and copper prices on the commodity markets may negatively effect our potential revenues; (b) because our common stock is a penny stock and we lack an established market for our securities, you may have difficulty selling your securities; (c) our common stock is subject to price volatility; (d) we are subject to environmental risks that may lead to additional costs and disruptions in our operations; (e) our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection , which may cause disruptions or termination of our operations; (f) if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan and recommence mining operations; (g) we may be dependent upon mining related third parties; (h) there is substantial doubt about our ability to continue as a going concern; and (i) our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a minimum $10 million investment.

Overview

Should we receive adequate financing, we intend over the next twelve months to meet our land acquisition, mining claim, and other payments and acquire mining and processing equipment for our Buen Futuro gold and copper prospect. Our business model has attempted, and will continue to attempt to recommence successful mining operations and develop revenue from the sale of gold, copper and other minerals, which are dependent upon adequate financing.

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

o	Worldwide commodity prices, including gold and copper and their price volatility;

o	Worldwide and local commodity prices for petroleum-related products, chemicals and solvents;

o	The nationalization of the Bolivian oil and gas fields by the President of Bolivia on May 1, 2006, which may lead to further destabilization in Bolivia;

o	Threatened increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax) the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims;

o	Threatened changes in the Bolivian Mining Code that may result in unanticipated consequences and impacts and related increased costs of conducting mining operations in Bolivia;

o	The Bolivian Constitutional Convention may produce changes to Bolivia's Political Constitution, which may result in unanticipated consequences and impacts;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics;

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively effect our operations and potential revenues. These commitments are:

1)	Our accounts payable and accrued expenses of $270,183, which include accrued wages, trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Also included in this amount is our obligation to pay $138,000 of the debt we assumed in 2002 from United Cangalli Gold Mining Cooperative, Ltd. We have paid $131,754 and currently owe $6,246. This debt is included in accrued expenses.

2)	Our other notes payable totaling $1,441,726 payable to non-affiliates, $1,088,726 of which is currently due. This includes $93,102 for a loan on an aircraft. We have a verbal agreement with the financing entity, Tio Rico, either to take the aircraft back for a fixed value that is being established by the manufacturer, Mooney, or Tio Rico itself, which would arrange for the sale. Also included is an additional $995,623 of notes payable representing a defaulted note. We are negotiating the defaulted note with the note holder, a shareholder,

3)	Our note payable to a director in the amount of $135,000, which bears interest at 8% per annum, and is payable upon demand.

4)	Our debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matures on May 2, 2007, and is convertible into our common stock.

5)	Our obligation to pay accrued interest on notes and contracts payable in the amount of $169,203. Interest on these notes is expensed each quarter and accrued. We are currently negotiating with note holders for relief on interest payable obligations.

6)	Our obligation for monthly lease payments of $1,395 until August 2006 and $1,451 for the following year for our Salt Lake City, Utah office. In August 2006, we have the option of canceling the remaining two-year terms of our lease by paying a two-month penalty of $2,902. Additionally we have an obligation to make monthly lease payments of $500 per month through July 10, 2006 for our Santa Cruz, Bolivia office rent and $180 per month through October 31, 2006 for our La Paz, Bolivia office rent.

7)	Our obligation to pay to the Bolivian government mining claim fees over the next 5 years of approximately $0.40 per acre per year in order to maintain our claim to the mineral rights on property under our control. The claim fees on our Buen Futuro claims are approximately $54,000 per year. Based on our analysis of the minimum amount of acreage needed to maintain the integrity of our deposit and mine plans on Tipuani-Cangalli property, we currently have concessions on approximately 12,000 acres, which results in claim fees of approximately $5,000 per year. We intend to maintain all of our claims in the ancient Tipuani River paleochannel; should we resolve our outstanding issues there and receive financing, we intend to mine on our Tipuani-Cangalli claims. All mining claim payments have been made for 2006. We have total required annual mining claim payments of approximately $59,000 per year.

8)	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we are required to pay a penalty of $1,500 per month until November 23, 2006, unless we otherwise commence production. If we are still not in production at November 23, 2006, we will be required to make penalty payments of $3,000 per month until we are in production at Buen Futuro. We have classified these payments as a contractual obligation. As each time period passes these payments are expensed along with a consulting fee of $3,000 per month that we are obligated to pay the seller of the property, until such time that we are in production.

9)	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $564,166 in the region qualify to be applied against this obligation, leaving a remaining obligation of $435,834.

10)	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000 We are under no contractual obligation to resume mining at Cangalli or in the Tipuani valley.

11)	We believe that our cost to dismantle, ship our Gold Bar mill and plant, and re-erect it in Bolivia, will be approximately $3,500,000. While it continues to be part of our business plan, we are under no contractual obligation to do so; as such, we do not include these estimated costs in the chart appearing below.

        The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$270,183	$270,183	$-	$-

Other Notes Payable	1,441,226	1,441,226	-	-

Related Party Payable	135,000	135,000	-	-

Debenture Payable	249,000	-	249,000	-

Accrued Interest	169,203	169,203	-	-

Building Leases	6,800	6,800	-	-

Mining Claim Fees	236,000	-	118,000	118,000

Production Penalties consulting fees	348,000	60,000	144,000	144,000

Buen Futuro Exploration	435,834	-	435,834	-

Total Contractual Cash Obligations	3,291,246	2,082,412	946,834	262,000

Costs to maintain our properties have higher priority then other current capital requirements, which have led to some of our creditors being on a delayed-payment schedule.

Should we be unable to obtain third party funding in excess of $10,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period and move the Gold Bar Mill and plant and commence mining at Buen Futuro, which will necessitate our attempting to negotiate additional extensions with our creditors, which there is no assurance we will successful in doing. Historically, we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We will also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

Recent Accounting Pronouncements

        In March 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. We will adopt this standard at which time we have commenced mining operations and have stripping costs.

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. Which revised SFAS No. 123, “Accounting for Stock Based Compensation” and superseded APB Opinion 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. S FAS 123(R), requires measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award, recognized over the period during which an employee is required to provide services in exchange for such a reward. We have adopted this pronouncement.

Results of Operations

The following sets forth certain information regarding our results of operations for the three months ending June 30, 2006 compared with the same period in 2005

(b) Three Months Ended June 30, 2006/Three Months Ended June 30, 2005

Revenues.     During the three months ended June 30, 2006 and June 30, 2005, we had revenues of $0.

Operating Loss.  Operating losses increased by $62,398 or 12% to $574,585 for the three months ended June 30, 2006, from $512,187 for the three months ended June 30, 2005.  The increase was primarily due to: (1) increased legal fees, (2) loss on the disposition of assets, (3) property taxes on the Gold Bar plant and equipment; and (4) costs associated with returning our aircraft to the US for future sale. These items are discussed in greater detail below. If these extraordinary expenses had not occurred during the second quarter of 2006 our operating loss would have decreased as we decreased our general and administrative expenses through tighter cost controls.

Exploration and Development Expenses. Exploration and development costs decreased by $154,838 or 80.6% to $37,282 for the three months ended June 30, 2006 from $192,120 for the comparable 2005 period.  The decrease in exploration and development expenses is attributable to elimination of the exploration and development at the Cangalli concession.  Buen Futuro also saw a decrease in exploration and development costs during the second quarter 2006; however, we anticipate that exploration costs will increase during the third quarter of 2006 since we have commenced exploration activities on the B and C anomalies at Buen Futuro.

General & Administrative Expenses. General and administrative expense increased by $222,683 or 73.9% to $524,059 for the three months ended June 30, 2006 from $301,376 during the three months ended June 30, 2005.  The increase in our general administrative expense is primarily attributable to the following: (1) Increased legal expenses in connection with payment of S-8 shares of common stock, which resulted in a larger cost than if we had paid in cash. We have prepaid our legal expenses through October of 2006 although we expensed these costs during the second quarter of 2006. We also incurred legal fees relating to a proposed shareholders meeting. Total legal fees during the second quarter 2006 were $140,195. (2) We recognized a loss on the sale of assets in Bolivia as we exchanged certain items of equipment located at Cangalli for payment on the subrogated debt, which we owed. The loss on the sale of assets totaled $55,779 during the second quarter of 2006. (3) We incurred additional property taxes on the Gold Bar mill and plant equipment of $15,448 during the second quarter of 2006. This was in addition to the $15,936 paid during the first quarter of 2006. The additional property taxes resulted when we were notified that outstanding property taxes were due from the previous owners of the plant. These taxes are included in accounts payable and will be paid during 2007. (4) We incurred additional costs related to our aircraft in the amount of $44,765 during the second quarter relating to the return to the US and re-certification of our Mooney aircraft in preparation for its sale as well as costs to reconcile the amount owed to the note holder on the aircraft. The additional expense incurred from the one-time items listed above during the second quarter 2006 was $256,187. If these items were removed, general and administrative expenses during the quarter would have declined to $267,872. This reduction was the result of reduced wages and tighter cost controls.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $5,477 or 29.1% to $13,244 during the three months ended June 30, 2006 from $18,691 during the same 2005 period.  This decrease was due to the reduction of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended June 30, 2006 increased by $10,179 or 29.6% to $44,575 from $34,396 during the same 2005 period.  The increase was due to the addition of $153,000 to other notes payable and a $249,000 debenture payable as well as penalty interest related to the Buen Futuro contract payable.

Net Loss.  Net loss for the three-month period ended June 30, 2006 increased by $71,258 or 13.1%% to $613,070 from $541,812 during the same 2005 period.  The increase was due to the extraordinary expenses in general and administration partially offset by the decrease in exploration and development costs.

(b) Six Months Ended June 30, 2006/Six Months Ended June 30, 2005

Revenues. During the six months ended June 30, 2006 and June 30, 2005, we had revenues of $0.

Operating Loss.  Operating losses decreased by $110,428 or 9.4% to $1,064,665 for the six months ended June 30, 2006, from $1,175,093 for the six months ended June 30, 2005.  The decrease in operating loss was primarily due to a decrease in exploration and development costs offset by an increase in general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs decreased by $231,138 or 64.2% to $128,817 for the six months ended June 30, 2006 from $359,955 during the same 2005 period.  The decrease in exploration and development expenses is attributable to elimination of the exploration and development at the Cangalli concession.  Buen Futuro also saw a decrease in exploration and development costs during the first two quarters of 2006 We anticipate that exploration and development expenses will increase during the third quarter as we commence detailed exploration efforts on the B & C anomalies at Buen Futuro.

General & Administrative Expenses. General and administrative expense increased by $129,889 or 16.7% to $907,429 for the six months ended June 30, 2006 from $777,540 during the six months ended June 30, 2005.  The increase in our general administrative expense is primarily attributable to the one-time factors detailed in the three-month results above. Deducting these one-time expenses would have resulted in general and administrative expenses of $651,242 or a $126,298 decrease. This decrease was the result of a reduction in salaries, rent, telephone and travel,. and a general across the board decrease in expenses in most categories as a result of implementing cost controls following the shut down of the Cangalli operation.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $9,179 or 24.47% to $28,419 during the six months ended June 30, 2006 from $37,598 during the same period of 2005.  This decrease was due to the reduction of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the six-month period ended June 30, 2006 increased by $25,743 or 42.2% to $86,751 from $61,008 during the same period in 2005.  The increase was due to the addition of $153,000 to other notes payable and a $249,000 debenture payable as well as penalty interest related to the Buen Futuro contract payable.

Net Loss.  Net loss for the six-month period ended June 30, 2006 decreased by $116,947 or 9.5% to $1,113,233 from $1,230,180 during the same 2005 period.  The decrease was due to the decrease in exploration and development costs, which was partially offset by an increase in general and administrative expenses due to extraordinary expenses during the second quarter of 2006.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2005 as we had a significant working capital deficit as of December 31 2005 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. We cannot continue to satisfy our current cash requirements for a period of twelve months through our existing capital. We anticipate total operating expenditures of approximately $1,970,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $300,000; and

o	Interest expense of $170,000.

Our current cash balance of $136,850 as of June 30, 2006 will satisfy our cash requirements for approximately two months. If necessary, we intend to raise additional cash by means of equity and or debt financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

o	Significantly reduce, eliminate or curtail our business operating activities so as to reduce operating costs;

o	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

o	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

o	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

o	File a Certificate of Dissolution with the State of Colorado to dissolve our corporation and close our business;

o	Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and

o	Make the appropriate filings with the National Association of Security Dealers to affect a de-listing of our stock.

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

Assets.

As of June 30, 2006, we had total assets of $6,113,096 compared to total assets of $6,329,787 as of December 31, 2005. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $233,175 as of June 30, 2006 from $223,368 as of December 31, 2005. This $9,807 increase was the result of an increase in cash of $106,705, which is intended to be used primarily for B & C zone development at Buen Futuro. Prepaid expenses were $96,325 at June 30, 2006, from $193,223 at December 31, 2005. The $96,898 or 50% decrease in prepaid expenses resulted from a decrease in S-8 stock that was issued to pay Bolivian employees that had not been distributed as of the period end. An offsetting entry appears in accounts payable for these wages.

	June, 2006	December 31, 2005

Mining equipment	$1,080,067	$1,383,021

Gold Bar mill and plant	3,980,000	3,980,000

Mine development costs	529,618	529,618

Mining properties	1,814,501	1,821,451

Office equipment	123,288	122,794

Vehicles and Aircraft	110,446	72,808

Accumulated depreciation and depletion and Impairment	(1,757,998)	(1,803,273)

Fixed assets net	5,879,921	6,106,419

Stockholder’s Equity.

As of June 30, 2006, our stockholders’ equity was $3,847,984 as compared to $4,386,011 as of December 31, 2005. The $538,027 net decrease in stockholders’ equity was primarily the result of net loss incurred during the period.

Plan of Operations

Our current strategy is to further develop the potential of our Buen Futuro gold and copper project in eastern Bolivia during 2006 by carrying out a program of in-fill drilling, performing additional metallurgical studies, securing final environmental permitting, and improving and finalizing our feasibility work performed there to date. We also intend to finish our exploration and feasibility work on the gold deposits of the B and C Zones of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project, by September of 2006. Once that feasibility work is completed, and if it is positive, we intend to implement the recommended mine plan, to construct the recommended recovery circuit and enter into operations during the third quarter of 2006. In addition, we intend to complete the necessary exploration and feasibility work on our Rio Mojos gold project in western Bolivia by April 2007 and determine our best course of action there. Moreover, we intend to implement the results of our feasibility work by carrying out a well defined mine plan and constructing the most appropriate milling and mineral recovery facilities on these two projects. Finally, we intend to continue our efforts to resolve those issues impeding the development of our Cangalli mine. All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $10 million of financing as detailed immediately below:

To accomplish our strategy we intend to:

o	Obtain estimated financing of $1.5 million for the costs pertaining to our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro (A Zone), B & C Zone and Rio Mojos projects.

o	Carry out an in-fill drilling program using reverse circulation and auger drilling under the supervision of Dr. Michael H. Biste, our geologist on the Buen Futuro project, and an internationally experienced geological engineering firm. Our "in-fill" drilling program will entail drilling in between our existing grid of drill holes, and trench and pit sampling sites, so that our computer modeling can more accurately project the grade and quantity of existing gold and copper mineralization for our feasibility study.

o	Carry out detailed metallurgical studies at our Buen Futuro project on the sampling that results from our in-fill drilling program under the supervision of our metallurgical team in Bolivia, as well as under the supervision of an internationally experienced geological engineering firm, to ensure the most efficient and economical treatment of our gold and copper ore.

o	Obtain an estimated $3.5 million for the dismantling of our Gold Bar Mill and Plant located in Eureka, Nevada, and for shipping it and re-erecting it on our Buen Futuro site in eastern Bolivia.

o	Finalize our environmental permitting and feasibility study on our Buen Futuro project and obtain an estimated $5.0 million to implement the recommended mine plan, and milling and recovery circuit, to put the project into operation.

o	By year-end 2006, explore the gold deposits on the B and C Zones on our Precambrian properties in eastern Bolivia; perform metallurgical testing; secure our environmental permitting; finalize our feasibility study; implement our mining plan and construct our recovery plant.

o	Secure our environmental exploration permit for our Rio Mojos project, finalize mapping and topographical work that is currently in process, and carry out field exploration, metallurgical testing and other work necessary to produce a final feasibility study and mine plan by April of 2007.

o	Continue our discussions with government officials in Bolivia's new administration, and others, relative to the issues impeding the development of our Cangalli gold mine.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last three annual operating periods, 2003, 2004 or 2005, or during the first six months of 2006.

Off balance sheet arrangements

None.

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

Item 4. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On April 4, 2006, we sold 2,150,000 shares of our common stock to Dewey Williams at $0.012 per share or an aggregate of $25,800. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing the securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 6, 2006, we sold 925,000 shares of our common stock to Sabrina Martinez, our employee, at $0.012 per share or an aggregate of $11,100. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing the securities issued to Sabrina Martinez stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 19, 2006, we sold 20,000,000 shares of our common stock to Alan Cockley at $0.010 per share or an aggregate of $200,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing the securities issued to Alan Cockley stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 2, 2006, we sold 2,000,000 shares of our common stock to Dewey Williams at $0.010 per share or an aggregate of $20,000. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing the securities issued to Dewey Williams stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the quarter ended June 30, 2006.

Item 5. Other Information:

Political Developments in Bolivia

On May 1, 2006 President Evo Morales of Bolivia nationalized Bolivia’s oil and natural gas industry ordering foreign energy companies to send their supplies to the state-owned energy company for industrialization. President Morales warned that companies who rejected the decree would have to leave Bolivia.

We believe that the May 1, 2006 nationalization of the Bolivian oil and natural gas industry should not affect our ownership and development of gold and copper mining projects in Bolivia. In a statement released by the Bolivian government, the Minister of Mining and Metallurgy, Walter Villaroel, stated, “The mining policy does not contemplate nationalization, and even less the incorporation of private companies.”

We believe that Bolivia’s national government has repeatedly expressed its support for private mining companies and that recent events bearing on the natural gas industry will not affect our gold and copper projects. We are moving forward in a careful and deliberate manner with our strategy for developing our Bolivian mining projects and pending adequate financing we still believe that with the current prices for gold and copper our projects can produce value for our shareholders. While we do not believe that our properties in Bolivia will be nationalized, perceptions that they may be nationalized may lead to difficulties in raising required financing.

Change in Directors and Chairman of the Board of Directors

On May 5, 2006, H. Roy Shipes resigned as the Chairman of our Board of Directors. On the same date, Terry C. Turner, one of our directors and our Chief Executive Officer and President, was elected as our Chairman. On May 9, 2006, H.E. “Gene” Dunham was appointed to serve as one of our directors. On July 27, 2006, William A. Jacobs was appointed to serve as one of our directors.

Shareholders Meeting

We anticipate holding our annual shareholders’ meeting by the end of fiscal year 2006.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer Date: August 14, 2006

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Corporate Secretary/Treasurer and Principal Financial Officer Date: August 14, 2006

EXHIBIT 31.1
CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2006 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s the other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s the other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer Date: August 14, 2006

EXHIBIT 31.2
CERTIFICATION PURSUANT TOSECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen , certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2006 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s the other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.	The registrant’s the other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer Date: August 14, 2006

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2006

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Principal Financial Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2006

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Chief Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	June 30, 2006	December 31, 2005
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$136,850	$30,145
Prepaid expenses	96,325	193,223

Total current assets	223,175	223,368

PROPERTY AND EQUIPMENT
Mining equipment and property	1,080,067	1,383,021
Plant and Mill Idle	3,980,000	3,980,000
Mine development costs	529,618	529,618
Mineral properties	1,814,501	1,821,451
Office equipment	123,288	122,794
Vehicles and aircraft	110,446	72,808

	7,637,919	7,909,692
Less accumulated depreciation and depletion	(1,757,998)	(1,803,273)

Total property and equipment	5,879,921	6,106,419

Total Assets	$6,113,096	$6,329,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$251,338	$306,329
Accrued expenses	18,845	93,125
Current portion of contract payable	-	40,000
Other notes payable	1,441,726	1,019,591
Related party payable	135,000	135,000
Accrued interest payable	169,203	100,731

Total current liabilities	2,016,112	1,694,776

Convertible debenture	249,000	249,000

Total liabilities	2,265,112	1,943,776

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
785,850,279 and 744,687,518 issued and outstanding shares,
respectively	78,585	74,469
Additional paid-in capital	48,986,081	48,414,990
Accumulated (deficit)	(45,216,681)	(44,103,448)

Total stockholders' equity	3,847,984	4,386,011

	$6,113,096	$6,329,787

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$-	-	$-	-
OPERATING EXPENSES
Exploration and development	37,282	192,120	128,817	359,955
General and administration	524,059	301,376	907,429	777,540
Depreciation and depletion	13,244	18,691	28,419	37,598

Total operating expenses	574,585	512,187	1,064,665	1,175,093

OPERATING (LOSS)	(574,585)	(512,187)	(1,064,665)	(1,175,093)

OTHER INCOME (EXPENSE)
Interest expense	(44,575)	(34,396)	(86,751)	(61,008)
Other, net	6,090	4,771	38,183	5,921

Total other income (expense)	(38,485)	(29,625)	(48,568)	(55,087)

Loss before income taxes	(613,070)	(541,812)	(1,113,233)	(1,230,180)
Income Taxes	-	-	-	-

NET (LOSS)	$(613,070)	$(541,812)	$(1,113,233)	$(1,230,180)

BASIC AND DILUTED (LOSS) PER SHARE	$(.001)	$(.001)	$(.001)	$(.002)

WEIGHTED AVERAGE SHARES OUTSTANDING	783,254,549	644,423,865	767,226,742	603,103,443

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)

	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,113,233)	$(1,230,180)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	181,157	488,556
Stock issued for exploration and development	80,750	-
Other	-	5,000
Depreciation and depletion	28,419	36,634
Loss on sale of assets	65,964	-
Assets written off	6,950	-
Changes in operating assets and liabilities
Decrease(Increase) in prepaid expense and other costs	96,898	(30,175)
Increase (Decrease) in accrued expense	(74,280)	8,723
Decrease in accounts payable	(54,991)	305,981
Increase in accrued interest	68,472	43,125

Net cash flows (used by) operating activities	(713,894)	(372,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	125,164	(135,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	122,550
Repayments to related parties	-	-
Proceeds from other notes payable	-	119,818
Payment of contract payable	(40,000)	-
Common stock sold	313,300	261,000

Net cash flows provided by financing activities	695,435	493,368

NET (DECREASE) IN CASH	106,705	(14,353)
CASH - BEGINNING OF PERIOD	30,145	51,580

CASH - END OF PERIOD	$136,850	$37,227

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

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2005.

Note B — Organization and Nature of Business

For a complete description of our mineral prospects and the organization and nature of our business, please see our Form 10-K for the year ended December 31, 2005.

Going Concern Considerations

The 2005 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of June 30, 2006 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. Whether we resolve the cooperative pension issue with the Bolivian Ministry of Labor or begin construction on a new relocated mine and plant or commence operations at Buen Futuro, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the six months ended June 30, 2005 have been reclassified to conform to the June 30, 2006 presentation.

Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of June 30, 2006 we had no dilutive shares.

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

During the quarter ended June 30, 2006, we raised $256,900 from the sale of 25,608,333 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 6,000,000 shares of common stock valued at $138,900 in exchange for services provided and 299,222 shares valued at $2,000 for services provided for exploration and development.

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

Cash paid for interest for the six months ended June 30, 2006 and 2005 was $13,360 and $13,455, respectively.

Note F – Notes Payable

We have a note payable of $995,624 payable to two trusts, which are also shareholders of our common stock. This note accrues interest at 8% annually and matured on December 28, 2005. As of June 30, 2006 we owed the trusts $119,377 in accrued interest and a $10,000 renewal fee. This note is currently in default.

We have a note outstanding in the amount of $93,102 for a Mooney aircraft previously located in Bolivia. The aircraft was returned to the United States during the first quarter and is being reassembled and re-certified for possible sale during the third quarter of 2006.

During the first two quarters 2006 we entered into a note payable with a stockholder in the amount of $353,000 at 8% interest per annum maturing on December 31, 2006.

We have an additional note outstanding to a director in the amount of $135,000 payable upon demand.

Note G – Contract Payable

We owe $19,000 in penalty interest on the contract payable for the purchase of the Buen Futuro concession. We believe these final payments will be made during the third quarter 2006.

Note H – Change in Directors

On May 5, 2006 H. Roy Shipes resigned as the Chairman of our board of directors and as a director. On the same date, Mr. Terry C. Turner one of our directors and our CEO and President was elected as the Chairman of our Board of Directors. On May 9, 2006 Mr. H.E. “Gene” Dunham was appointed to serve on our board of directors. On July 27, 2006 Bill Jacobs was appointed to serve on our board of directors.

Note I – Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No.3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncements includes specific transition provisions. When a pronouncement includes specific transition provisions, those povisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT No. 140. This Statements amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilites, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Compnay's consolidated financial statements.

Back to Table of Contents