Form 10-Q
period 2006-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2006-11-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2006

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

[ ] Yes [ X ] No

At November 14, 2006, there were 789,999,990 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the nine months ended September 30, 2006 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. The terms “the Company,” “we,” “our” or “us” refer to Golden Eagle International, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) volatility of gold and copper prices on the commodity markets may negatively effect our potential revenues; (b) because our common stock is a penny stock and we lack an established market for our securities, you may have difficulty selling your securities; (c) our common stock is subject to price volatility; (d) we are subject to environmental risks that may lead to additional costs and disruptions in our operations; (e) our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest insurrection , and industry takeover, which may cause disruptions or termination of our operations; (f) if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan and recommence mining operations; (g) we may be dependent upon mining related third parties; (h) there is substantial doubt about our ability to continue as a going concern; (i) our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a minimum $10 million investment; (j) we have reached our authorized share limit of 800,000,000 and we have no shares authorized to issue for: (i) services; (ii) compensation or stock awards to our officers or directors; or (iii) transactions, joint ventures, or business combinations that may benefit us; (k) we have not filed a proxy statement to seek approval from our shareholders for an increase in our shares of common stock so that we may issue shares for the purposes outlined in (j) immediately above and there is no assurances that our shareholders will even approve of an increase in our authorized shares

Overview

Should we receive adequate financing, we intend over the next twelve months to meet our land acquisition, mining claim, and other payments and acquire mining and processing equipment for our Buen Futuro gold and copper prospect. Our business model has attempted, and will continue to attempt to recommence successful mining operations and develop revenue from the sale of gold, copper and other minerals, all of which are contingent upon adequate financing.

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

o	Worldwide commodity prices, including gold and copper and their price volatility;

o	Worldwide and local commodity prices for petroleum-related products, chemicals and solvents;

o	The nationalization of the Bolivian oil and gas fields by the President of Bolivia on May 1, 2006, which may lead to further destabilization in Bolivia;

o	Potential increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax) the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims;

o	Potential changes in the Bolivian Mining Code that may result in unanticipated consequences and impacts and related increased costs of conducting mining operations in Bolivia;

o	The Bolivian Constitutional Convention, for which electors were elected in July of 2006, and which is continuing beyond the date of this filing, and may produce changes to Bolivia's Political Constitution that may result in unanticipated consequences and impacts;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics;

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. These commitments are:

1)	Our accounts payable and accrued expenses of $290,139, which include accrued wages, trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Also included in this amount is our obligation to pay $6,246 of the debt we assumed in 2002 from United Cangalli Gold Mining Cooperative, Ltd. ("UCL"). Of the original $138,000 owed, we have paid $131,754, leaving a balance of $6,246. This debt is included in accrued expenses.

2)	Our other notes payable totaling $1,565,685 payable to non-affiliates, that consist of the following:

o	$995,623.66 payable to Golden Eagle Mineral Holdings, Inc. ("Golden Eagle Mineral"), an unaffiliated third party. On September 11, 2006, we were informed that Golden Eagle Mineral had purchased debt of $786,373 that we owed to the Seydler Trusts, third party US-based trusts. Additionally, we already owed Golden Eagle Mineral $209,250 as a result of the execution on collateral by the Seydler Trusts against Golden Eagle Mineral as guarantor of our note to the Seydler Trusts. The amount of the liquidated collateral was $209,250. The purchasers of both traunches of debt consolidated the amount owed by us in the amount of $995,623.66 into a note payable to Golden Eagle Mineral. The new debt holder informed us that it intended to accrue past interest at the default rate of 18% as allowed by the original note. We have not been informed of the exact amount owed to Golden Eagle Mineral; however, we have calculated interest payable to them in the amount of $214,017 as of September 30, 2006. This resulted in additional interest expense of $73,500 being booked during the third quarter of 2006. We will adjust accrued interest upon receipt of final notice from the note holder and verification. Golden Eagle Mineral has not declared us in default on the note or required payment of the amounts due to date.

o	$93,102 for a loan on an aircraft. We have a verbal agreement with the financing entity, Tio Rico, Ltd., a third party entity owned by our former officer, either to take the aircraft back for a fixed value that is being established by the manufacturer, Mooney, or Tio Rico itself, which would arrange for the sale.

o	$423,000 payable to Lone Star Equity, a third party US-based company, accruing interest at 8% per annum and payable upon demand.

o	$28,000 payable to a shareholder accruing interest at 10% per annum and maturing on November 16, 2006.

o	$25,959 payable to our former now unaffiliated officer.

3)	Our notes payable to directors, as follow;

o	$140,804 that accrues interest at 8% and is payable upon demand.

o	$9,000 payable to an officer and director in Bolivia that is payable upon demand.

4)	Our debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum and matures on May 2, 2007, and is convertible into our common stock.

5)	Our obligation to pay accrued interest on notes and contracts payable in the amount of $267,888, interest of which is expensed each quarter and accrued.

6)	Our obligation for monthly lease payments of $1,451 for our Salt Lake City, Utah office. We have the option of canceling the remaining two-years of our lease by paying a two-month penalty of $2,902. We have prepaid the rent on the Salt Lake office up to December 31, 2006. Additionally we have an obligation to make monthly lease payments of $500 per month on a month-to-month basis for our Santa Cruz, Bolivia office rent as well as monthly payments of $180 through October 31, 2006 for our La Paz, Bolivia office rent.

7)	Our obligation to pay to the Bolivian government mining claim fees over the next 5 years of approximately $0.40 per acre per year in order to maintain our claim to the mineral rights on property under our control. The claim fees on our Buen Futuro claims are approximately $53,000 per year. Based on our analysis of the minimum amount of acreage needed to maintain the integrity of our deposit and mine plans on Tipuani-Cangalli property; we currently have concessions on approximately 12,000 acres, which results in claim fees of approximately $5,000 per year. We intend to maintain all of our claims in the ancient Tipuani River paleochannel. We currently are not mining the Tipuani-Cangalli concession due to the dispute between the Bolivian Ministry of Labor and the cooperative from which we acquired the concession regarding the issue of payments to the miners' pension fund. Should those issues be resolved and we receive financing, we may consider returning to mine on our Tipuani-Cangalli claims. All mining claim payments have been made for 2006. We have total required annual mining claim payments of approximately $59,000 per year.

8)	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we are required to pay a penalty of $1,500 per month until November 23, 2006, unless we otherwise commence production. If we are still not in production at November 23, 2006, we will be required to make penalty payments of $3,000 per month until we are in production at Buen Futuro. Because it is unlikely that we will meet the November 23, 2006 production deadline, we will likely incur penalties, which we intend to pay if we are unable to negotiate a settlement for a lesser amount. The chart appearing below takes into consideration the increased penalty amount following November 23, 2006. We have classified these payments as a contractual obligation. As each time period passes these payments are expensed along with a consulting fee of $3,000 per month we are obligated to pay the seller of the property, until such time that we are in production.

9)	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $564,166 in the region qualify to be applied against this obligation, leaving a remaining obligation of $435,834.

10)	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

11)	We believe that our cost to dismantle, ship our Gold Bar mill and plant, and re-erect it in Bolivia will be approximately $3,500,000. While it continues to be part of our business plan, we are under no contractual obligation to undertake these activities; as such, we have not included these estimated costs in the chart appearing below.

      Contractual Capital Commitments

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Accounts Payable & Accrued Expenses	$290,139	$290,139	$-	$-
Other Notes Payable	1,565,685	1,565,685	-	-
Related Party Payable	149,804	149,804	-	-
Debenture Payable	249,000	249,000	-	-
Accrued Interest	267,888	267,888	-	-
Building Leases	180	180	-	-
Mining Claim Fees	236,000	-	118,000	118,000
Production Penalties consulting fees	348,000	60,000	144,000	144,000
Buen Futuro Exploration	435,834	-	435,834	-
Total Contractual Cash Obligations	$3,542,530	$2,582,696	$697,834	$262,000

Costs to maintain our properties have higher priority then other current capital requirements, which have led to some of our creditors being on a delayed-payment schedule.

Should we be unable to obtain third party funding in excess of $10,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period and move the Gold Bar Mill and plant and commence mining at Buen Futuro, which will necessitate our attempting to negotiate additional extensions with our creditors, which there is no assurance we will successful in doing. Historically, we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors; however, currently we do not have any shares to issue for a private placement. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We will also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

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

Results of Operations

The following sets forth certain information regarding our results of operations for the three months ending September 30, 2006 compared with the same period in 2005

(a) Three Months Ended September 30, 2006/Three Months Ended September 30, 2005

Revenues.   During the three months ended September 30, 2006 and September 30, 2005, we had revenues of $0.

Operating Loss.  Operating losses increased by $30,341 or 7.6% to $427,900 for the three months ended September 30, 2006, from $397,559 for the three months ended September 30, 2005.  The operating loss decreased by $146,685 or 25.5% for the three-month period ended September 30, 2006 from $574,585 for the three-month period ended June 30, 2006. The decrease was primarily due to one time expenses incurred during the second quarter of 2006, including; (1) increased legal fees, (2) loss on the disposition of assets, (3) property taxes on the Gold Bar plant and equipment; and (4) costs associated with returning our aircraft to the US for future sale.

Exploration and Development Expenses. Exploration and development costs decreased by $12,409 or 17.7% to $57,535 for the three months ended September 30, 2006 from $69,944 for the comparable 2005 period.  Exploration and development costs increased by $20,253 or 54.3% over the three-month period ended June 30, 2006. The year over year decrease in exploration and development expenses is attributable to completion of payments for engineering work related to the movement of the Gold Bar plant from Eureka Nevada to our Buen Futuro property in Eastern Bolivia. The increase during the third quarter 2006 over the second quarter 2006 was directly related to the exploration and development of the B and C gold bearing zones at Buen Futuro where we started pilot plant production on October 31, 2006. Should we be able to obtain sufficient funding, we intend to continue exploration and development of the B & C zones during the fourth quarter of 2006 and the fist quarter of 2007.

General & Administrative Expenses. General and administrative expense increased by $58,464 or 19.6% to $357,157 for the three months ended September 30, 2006 from $298,693 during the three months ended September 30, 2005.  The increase in our general administrative expense is primarily attributable to increased legal expenses in connection with payment of S-8 shares of common stock to our attorneys, which resulted in a larger cost than had we paid in cash. We have prepaid our legal expenses through October of 2006 although we expensed these costs during the second quarter of 2006. We also incurred legal fees relating to a proposed shareholders meeting and for the legal costs related to a lawsuit filed by our Chief Executive Officer, Terry Turner, against our then board of directors and us, which is more fully described under Part II, Item 1, Legal Proceedings. Total legal fees during the third quarter 2006 were $65,584 compared to $2,328 during the same period in 2005. General and administrative expenses actually decreased by $166,902 or 31.8% during the three months ended September 30, 2006 compared to the previous three month period ended June 30, 2006 of $524,059

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $15,714 or 52.5% to $13,208 during the three months ended September 30, 2006 from $28,922 during the same period in 2005.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended September 30, 2006 increased by $58,811 or 138.2% to $101,364 from $42,553 during the same 2005 period.  The increase was due to the addition of $138,763 to other notes payable and related party payables. During the three month period ended September 30, 2006, $995,623 in debt held a trust with which we had long-term relationship was sold to a third party on terms not disclosed to us. The new holders of this debt have informed us that they intend to require that we accrued interest on the note at the default rate in the original note. Our calculations on additional interest due under the default required us to book an additional interest charge of approximately $73,500 during the third quarter 2006.

Net Loss.  Net loss for the three-month period ended September 30, 2006 increased by $87,305 or 19.9% to $525,563 from $438,258 during the same 2005 period.  The increase was due to the increase in legal expenses described under the general and administrative section and the one time additional interest expense relating to the sale of debt from one debt holder to another as described in the interest expense section. Net loss for the three-month period ended September 30, 2006 declined by $87,507 or 14.3% from the three-month period ended June 30, 2006 of $613,070.

(b) Nine Months Ended September 30, 2006/Nine Months Ended September 30, 2005

Revenues. During the nine months ended September 30, 2006 and September 30, 2005, we had revenues of $0.

Operating Loss.  Operating losses decreased by $80,086 or 5.1% to $1,492,565 for the nine months ended September 30, 2006, from $1,572,651 for the nine months ended September 30, 2005.  The decrease in operating loss was primarily due to a decrease in exploration and development costs offset by an increase in general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs decreased by $243,554 or 56.6% to $186,352 for the nine months ended September 30, 2006 from $429,898 during the same 2005 period.  The decrease in exploration and development expenses is attributable to elimination of the exploration and development at the Cangalli concession.  Buen Futuro also saw a decrease in exploration and development costs during the first three quarters of 2006 as payments for engineering work on the movement of the Gold Bar mill and plant were completed. During the third quarter of 2006, we initiated exploration and development activities on the B & C Zones of our Buen Futuro concession, which contributed to exploration and development costs. We will continue to affect these costs until such time that we are in sustained production.

General & Administrative Expenses. General and administrative expense increased by $188,353 or 17.5% to $1,264,586 for the nine months ended September 30, 2006 from $1,076,233 during the nine months ended September 30, 2005.  The increase in our general administrative expense is primarily attributable to an increase in legal fees of $187,751 for the comparable periods. The increase in legal fees was the result of the payment of legal fees using company stock, which was discounted and resulted in a higher payment, as well as legal fees for the preparation of a shareholders’ meeting and for our defense of the lawsuit described in Part II, Item 1, Legal Proceedings. Additionally, one-time expenses of $44,765 pertaining to the return of our aircraft from Bolivia and for its preparation for sale were incurred during the second quarter 2006. We have also posted a $109,479 loss on the sale of assets during the nine-month period ended September 30, 2006. Most other general and administrative expenses experienced a decrease during this period as a result of tighter cost controls and cost-cutting measures.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $24,893 or37.4% to $41,627 during the nine months ended September 30, 2006 from $66,520 during the same period of 2005.  This decrease was due to the reduction of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the nine-month period ended September 30, 2006 increased by $84,374 or 81.5% to $187,935 from $103,561 during the same period in 2005.  The increase was due to the addition of $546,094 to other notes payable, a $14,804 increase in related party payables and a $249,000 debenture payable as well as penalty interest related to the Buen Futuro contract payable.

Other Income. Other income increased by $34,109 to $41,884 during the nine months ended September 30, 2006 from $7,775 during the nine-month period ended September 30, 2005. The increase was primarily the result of increased sales of items from the Gold Bar mill and plant that are deemed not required to be moved to Bolivia.

Net Loss.  Net loss for the nine-month period ended September 30, 2006 decreased by $29,821 or 1.8% to $1,638,616 from $1,668,437 during the same 2005 period.  The decrease was due to the decrease in exploration and development costs, which was partially offset by an increase in general and administrative expenses due to extraordinary expenses during the second quarter of 2006.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2005 as we had a significant working capital deficit as of December 31 2005 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. We cannot continue to satisfy our current cash requirements for a period of twelve months through our existing capital. We anticipate total operating expenditures of approximately $2,025,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $300,000; and

o	Interest Expense of $225,000.

Our current cash balance of $18,802 as of September 30, 2006 will satisfy our cash requirements for only approximately one month. If necessary, we intend to raise additional cash by means of debt financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

We have had no revenues from our Bolivian operations since June 2004. We were forced to cease production from our Cangalli prospect because of a local farmer’s strike and legal issues not associated with our operations that resulted from the United Cangalli Gold Mining Cooperative's failure to comply with Bolivian labor law, which impacted negatively on the quiet enjoyment of our mining rights. We have no assurance when, if ever, we will be able to recommence production from the Cangalli prospect; accordingly, we have determined that we will no longer claim previously reported reserves for the Cangalli property.

We have yet to produce revenues from our Precambrian properties in eastern Bolivia or our Buen Futuro prospect found in those properties. On October 31, 2006 we began preliminary pilot operations on our C Zone gold deposit on our Precambrian claims in eastern Bolivia. The operation is in its trial shakeout phase.

The objective of our pilot operations over the next 3 months in the C Zone is to confirm the exploration results from the past 4 months and to establish operational feasibility for gearing up to a larger production operation on the site.

The pilot plant consists of a jaw crusher to break up quartz gravels in the material we are sampling, a large tubular washing device known as a “trommel” for breaking up and sizing the material, a Knelson Concentrator, which is a centrifugal device for concentrating heavy minerals, for gold recovery and a sluice box as a final gold scavenger. The pilot operation is not currently seeking to meet any daily gold production numbers, but rather is focused on confirming gold grades obtained during exploration over the past 4 months by processing bulk samples.

Assets.

As of September 30, 2006, we had total assets of $5,880,276 compared to total assets of $6,329,787 as of December 31, 2005. These assets include current assets, such as cash and prepaid expenses. Our current assets decreased to $62,090 as of September 30, 2006 from $223,368 as of December 31, 2005. This $161,278 decrease was the result of a decrease in cash of $11,343 to $18,802 as of September 30, 2006 compared to $30,145 as of December 31, 2005. Prepaid expenses decreased by $149,936 at September 30, 2006, from $193,223 at December 31, 2005.

	September 30, 2006	December 31, 2005
Mining equipment	$972,912	$1,383,021
Gold Bar mill and plant	3,980,000	3,980,000
Mine development costs	529,618	529,618
Mining properties	1,814,501	1,821,451
Office equipment	126,507	122,794
Vehicles and Aircraft	129,746	72,808
Accumulated depreciation and depletion and Impairment	(1,735,097)	(1,803,273)
Fixed assets net	5,818,187	6,106,419

Stockholder’s Equity.

As of September 30, 2006, our stockholders’ equity was $3,357,760 compared to $4,386,011 as of December 31, 2005. The $1,028,251 net decrease in stockholders’ equity was primarily the result of net loss incurred during the nine-month period.

Plan of Operations

Our strategy for the remainder of 2006 is to further develop the potential of our Buen Futuro gold and copper project in eastern Bolivia by completing exploration on the B&C zones and initiating pilot plant operations. We intend to continue to explore the A zone and obtain a feasibility study which may permit us to commence operations on the A zone. Finally, we intend to continue our efforts to resolve those issues impeding the development of our Cangalli mine. A description of our priorities is listed below;

1.	Our exploration efforts on our B & C Zone gold anomalies have exceeded our expectations and we intend to continue to define the size and scope of the gold deposit through continued exploration.

2.	On October 31, 2006, we commenced pilot plant gold operations on the C Zone at Buen Futuro. The operation is in its trial shakeout phase. The objective of our pilot operations over the next 3 months in the C Zone is to confirm the exploration results from the past 4 months and to establish operational feasibility for gearing up to a larger production operation on the site. The pilot operation is not currently seeking to meet any daily gold production numbers, but rather is focused on confirming gold grades obtained during exploration over the past 4 months by processing bulk samples.

3.	Following anticipated and projected successful pilot plant operations we intend to scale up the pilot plant to full production and commence full mining and plant operations on the B & C Zones located on our Buen Futuro property.

4.	We are currently carrying out negotiations with several international engineering firms regarding a wrap-around bankable feasibility study as part of our strategy for developing the Buen Futuro A Zone. The geology of the A Zone, which consists of volcanogenic massive sulphide deposits containing gold in an oxide layer and copper in a supergene beneath the gold oxide cap, is substantially different from the geology of the Buen Futuro B and C Zones. The A Zone requires a mill and recovery plant like our Gold Bar mill located in Eureka, Nevada. We believe that the wrap-around bankable feasibility study that we are exploring will determine if the Gold Bar mill and plant is the most feasible and appropriate mill for its A Zone operation, or if cost savings can be achieved through acquiring the components for the necessary mill and recovery plant in South America. Following the completion of the wrap-around feasibility study we may publish estimated reserves again on the Buen Futuro A Zone and use these reserves and the projected wrap-around bankable feasibility study to obtain financing for the construction of a mill and recovery plant and the commencement of mining operations at Buen Futuro. Following our projected construction of a mill and recovery plant, and the commencement of mining operations, we intend to contract with an international engineering company for the operation of the Buen Futuro A Zone mine and plant.

5.	We intend to continue to perform exploration work on the Buen Futuro A Zone to increase the size of the known gold and copper anomalies over the 21-mile Ascension Gold-Copper trend and increase our estimates of reserves if and when the required criteria are met.

6.	We have previously announced the signing of a joint-venture contract for the exploration and development of the Rio Mojos gold property in western Bolivia. During our exploration and feasibility studies we have determined that the Rio Mojos gold prospect intrudes on the Madidi National Park. As a result of this determination, we have concluded that environmental barriers to mining this property preclude it from being profitably explored or mined in the future. We have also determined that our financial resources will be better spent on developing our B and C Zone gold anomalies, as well as our Buen Futuro and other Precambrian properties in eastern Bolivia. We have notified our joint venture partners on the Rio Mojos prospect that we do not intend to further pursue our joint-venture agreement to explore and mine the property.

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $10 million of financing as detailed immediately below:

To accomplish our strategy we intend to:

o	Obtain estimated financing of $1.5 million for the costs pertaining to our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone) and B & C Zones

o	Obtain an estimated $3.5 million for the dismantling of our Gold Bar Mill and Plant located in Eureka, Nevada, and for shipping it and re-erecting it on our Buen Futuro site in eastern Bolivia.

o	Finalize our environmental permitting and feasibility study on our Buen Futuro project and obtain an estimated $5.0 million to implement the recommended mine plan, and milling and recovery circuit, to put the project into operation.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last three annual operating periods, 2003, 2004 or 2005, or during the first nine months of 2006.

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

Item 4. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

On September 7, 2006, our Chief Executive Officer, Terry C. Turner (“the Plaintiff”) filed an action against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah (“the Court”), Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-cv-00738-TC (D. Utah, Complaint Filed Sept. 1, 2006).  The Complaint sought a temporary restraining order enjoining Defendants, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to Golden Eagle; (d) preventing Defendants from breaching Golden Eagle’s Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.  At the Court’s request, the Defendants agreed not to file the Form 8-K or hold a scheduled Board of Director’s meeting on September 4, 2006 until a hearing on Plaintiff’s motion for temporary restraining order could be heard on September 5, 2006.  On September 5, 2006, such hearing was held and the Court denied Plaintiff’s motion for temporary restraining order since Plaintiff had achieved the purposes of his motion for such an order.

On September 12, 2006, the Plaintiff filed a motion voluntarily dismissing us as a defendant and the day thereafter the Court dismissed us from the lawsuit.

On October 10, 2006 Plaintiff’s motion was granted by the Court to voluntarily dismiss Defendants H.E. Dunham and William A. Jacobs from the lawsuit. The only remaining defendant is Director Kevin Pfeffer

Item 2. Unregistered sales of equity securities and use of proceeds

During the three-month period ended September 30, 2006 we sold no equity securities. During this period we did issue 4,726,592 shares valued at $61,119 for legal services and to an employee. These shares were issued at share prices ranging from $.012 to $.0131 per share and were issued at market price on the date of issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the quarter ended September 30, 2006.

Item 5. Other Information:

Change in Officers/Directors

On August 15, 2006, Tracy A. Madsen resigned as our Chief Financial Officer, Vice President of US Administration, Corporate Secretary, and Treasurer. On November 14, 2006, our Board of Directors reappointed Mr. Madsen to those same positions.

On August 15, 2006, our Board of Directors appointed H.E. “Gene” Dunham as our Director/Chief Operating Officer and our Interim Chief Financial Officer. On September 21, 2006, Mr. Dunham resigned from those positions. On the same date, Harlan McSpadden (Mac) DeLozier, 62, was appointed to serve as a member of our Board of Directors. On October 4, 2006, William A. Jacobs resigned as a member of our Board of Directors.

Change of Main Office Location

From August 28, 2006 to September 13, 2006 are offices had been located at 8040 South Kolb Road, Tucson, Arizona, but prior to that they had been located at 9661 South 700 East, Salt Lake City, Utah 84070. On September 11, 2006, our Board of Directors, by majority vote, approved our closure of the Tucson offices and relocation back to our previous office space at 9661 South 700 East, Salt Lake City, Utah 84070. Effective September 15, 2006, we re-occupied our offices in Salt Lake City, Utah, which encompass three executive offices, a foyer/waiting area, a small conference room and a file storage area totaling approximately 1,200 square feet.

Item 6.Exhibits:

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer Date: November 14, 2006

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:November 14, 2006	/s/ Terry C. Turner Terry C. Turner Principal Executive Officer

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 14, 2006	/s/ Tracy A. Madsen Tracy A. Madsen Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended November 14, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: November 14, 2006	/s/ Terry C. Turner Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (the “Company”) on Form 10-Q for the period ended November 14, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Date: November 14, 2006	/s/ Tracy A. Madsen Tracy A. Madsen Principal Chief Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	September 30, 2006	December 31, 2005
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$18,802	$30,145
Prepaid expenses	43,287	193,223
Total current assets	62,090	223,368

PROPERTY AND EQUIPMENT
Mining equipment and property	972,912	1,383,021
Plant and Mill Idle	3,980,000	3,980,000
Mine development costs	529,618	529,618
Mineral properties	1,814,501	1,821,451
Office equipment	126,507	122,794
Vehicles and aircraft	129,746	72,808

	7,553,284	7,909,692
Less accumulated depreciation and depletion	(1,735,097)	(1,803,273)

Total property and equipment	5,818,187	6,106,419

Total Assets	$5,880,276	$6,329,787

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$253,932	$306,329
Accrued expenses	36,207	93,125
Current portion of contract payable	-	40,000
Other notes payable	1,565,685	1,019,591
Related party payable	149,804	135,000
Accrued interest payable	267,888	100,731

Total current liabilities	2,273,516	1,694,776

Convertible debenture	249,000	249,000

Total liabilities	2,522,516	1,943,776

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;
10,000,000 shares authorized, none issued	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
789,999,990 and 744,687,518 issued and outstanding shares,
respectively	79,000	74,469
Additional paid-in capital	49,020,825	48,414,990
Accumulated (deficit)	(45,742,064)	(44,103,448)

Total stockholders' equity	3,357,760	4,386,011

	$5,880,276	$6,329,787

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,	September 30,	Nine Months Ended September 30,	September 30,
	2006	2005	2006	2005

REVENUES	$-	-	$-	-
OPERATING EXPENSES
Exploration & development	57,535	69,944	186,352	429,898
General and administration	357,157	298,693	1,264,586	1,076,233
Depreciation and depletion	13,208	28,922	41,627	66,520

Total operating expenses	427,900	397,559	1,492,565	1,572,651

OPERATING (LOSS)	(427,900)	(397,559)	(1,492,565)	(1,572,651)

OTHER INCOME (EXPENSE)
Interest expense	(101,364)	(42,553)	(187,935)	(103,561)
Other, net	3,701	1,854	41,884	7,775

Total other income (expense)	(97,663)	(40,699)	(146,051)	(95,786)

Loss before income taxes	(525,563)	(438,258)	(1,638,616)	(1,668,437)
Income Taxes	-	-	-	-

NET (LOSS)	$(525,563)	$(438,258)	$(1,638,616)	$(1,668,437)

BASIC AND DILUTED (LOSS) PER SHARE	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	788,616,049	694,940,109	769,904,019	636,252,607

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)

	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,638,617)	$(1,668,437)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	242,223	695,104
Stock issued for exploration and development	80,750	-
Stock issued for interest	-	-
Depreciation and depletion	41,884	32,705
Loss on disposition of assets	-	-
Assets written off	116,429	30,479
Changes in operating assets and liabilities
Decrease in prepaid expense and other costs	149,936	(47,149)
Increase (Decrease) in accrued expense	(56,918)	9,847
Decrease in accounts payable	(52,398)	316,692
Increase in accrued interest	167,157	71,470

Net cash flows (used by) operating activities	(949,554)	(559,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(60,651)	(96,513)
Proceeds from sale of fixed assets	190,570	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	168,000
Repayments to related parties	14,804	(56,967)
Proceeds from other notes payable	546,094	144,818
Repayments of other notes payable	-	-
Payment of contract payable	(40,000)	(30,000)
Common stock sold	287,394	419,071

Net cash flows provided by financing activities	808,292	644,922

NET (DECREASE) IN CASH	(11,343)	(10,880)
CASH - BEGINNING OF PERIOD	30,145	51,580

CASH - END OF PERIOD	$18,802	$40,700

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

Going Concern Considerations

The 2005 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of September 30, 2006 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. We did commence pilot plant operations on our Buen Futuro C Zone prospect on October 31, 2006. We believe that we will generate limited revenue during the fourth quarter of 2006. In order to commence full-scale operations on our B and C zone prospects in eastern Bolivia, begin construction on a new or relocated plant on our A Zone or whether we r we resolve the cooperative pension issue with the Bolivian Ministry of Labor and begin construction on a new relocated mine and plant or commence operations at Buen Futuro, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the nine months ended September 30, 2005 have been reclassified to conform to the September 30, 2006 presentation.

Note C – (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method. The treasury stock method assumes that the increase in the number of diluting shares is reduced by the shares, which could have been repurchased by us with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). Options have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive. As of September 30, 2006 we had no dilutive shares.

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

During the quarter ended June 30, 2006, we raised $256,900 from the sale of 25,608,333 shares of our common stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 6,000,000 shares of common stock valued at $138,900 in exchange for services provided and 299,222 shares valued at $6,000 for services provided for exploration and development.

During the quarter ended September 30, 2006, we issued 4,726,592 shares of common stock valued at $61,119 in exchange for services provided.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Nine months ended September 30,

	2006	2005

Issuance of stock in settlement of lawsuit recognized in 2004	$-	$2,050,000
Issuance of stock in payment of services payable recognized in 2004	-	113,100
Issuance of stock in partial payment of contract payable	-	25,000
Interest paid in stock	-	3,000
Issuance of stock to amend Gold Bar purchase agreement	-	380,000

Cash paid for interest for the nine months September 30, 2006 and 2005 was $16,991 and $7,473, respectively.

Note F – Notes Payable

We have other notes payable totaling $1,565,685 payable to non-affiliates. Other notes payable are made up as follows,

o	$995,623.66 payable to Golden Eagle Mineral Holdings, Inc. On September 11, 2006 we were informed that Golden Eagle Mineral Holdings, Inc. ("GEMH") had purchased the debt we owed to the Seydler Trusts in the amount of $786,373.66. Additionally, we already owed GEMH $209,250 as a result of the execution on collateral by the Seydler Trusts against GEMH as guarantor of our note to the Seydler Trusts. The amount of the liquidated collateral was $209,250. The purchasers of both traunches of debt consolidated the amount owed by us in the amount of 995,623.66 into a note payable to GEMH. The new debt holder informed us that it intended to accrue past interest at the default rate of 18% as allowed by the original note. We have not been informed of the exact amount owed to GEMH, however, we have calculated interest payable to them in the amount of $214,017 as of September 30, 2006. This resulted in additional iterest expense of $73,500 being booked during the third quarter of 2006. We will adjust accrued interest upon receipt of final notice from the note holder and verification. GEMH has not declared us in default on the note nor required payment of the amounts due to date.

o	$93,102 for a loan on an aircraft. We have a verbal agreement with the financing entity, Tio Rico, Ltd. either to take the aircraft back for a fixed value that is being established by the manufacturer, Mooney, or Tio Rico itself, which would arrange for the sale.

o	$423,000 payable to Lone Star Equity accruing interest at 8% per annum and payable upon demand.

o	$28,000 payable to a shareholder accruing interest at 10% per annum and maturing on November 16, 2006.

o	$25,959 payable to a former officer of the company who is no longer considered affiliated with us.

o	We also have notes payable to two of our directors as follows;
o	$140,804 which accrues interest at 8% and is payable upon demand.

o	$9,000 payable to a director in Bolivia payable upon demand.

o	We have a debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum maturing on May 2, 2007, and is convertible into our common stock.

Note G – Contract Payable

We owe $6,500 in penalty interest on the contract payable for the purchase of the Buen Futuro concession.

Note H – Change in Directors

On September 21, 2006, H.E. “Gene” Dunham resigned as a member of our Board of Directors. On the same date, Harlan McSpadden (Mac) DeLozier, 62, was appointed to serve as a member of our Board of Directors. On October 4, 2006, William A. Jacobs resigned as a member of our Board of Directors.

Note I – Change of Address

From August 28, 2006 to September 13, 2006 are offices had been located at 8040 South Kolb Road, Tucson, Arizona, but prior to that they had been located at 9661 South 700 East, Salt Lake City, Utah 84070. On September 11, 2006, our Board of Directors, by majority vote, approved our closure of the Tucson offices and relocation back to our previous office space at 9661 South 700 East, Salt Lake City, Utah 84070. Effective September 15, 2006, we re-occupied our offices in Salt Lake City, Utah, which encompass three executive offices, a foyer/waiting area, a small conference room and a file storage area totaling approximately 1,200 square feet. Effective September 12, 2006, our telephone number is: (801) 619-9320 and effective September 18, 2006 our facsimile telephone number is: (801) 619-1747.