Form 10-K
period 2006-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2007-04-17
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended

December 31, 2006

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

$.0001 par value Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for the most recent fiscal year $0

Aggregate market value of the voting stock held by non-affiliates of Golden Eagle International, Inc. as of April 13, 2007: was approximately $17,189,298. This estimate is based on the last sale price per share of $.026 on April 16, 2007 and 661,126,831 shares estimated to be held by non-affiliates.

The following documents are incorporated hereunder by reference: (1) Any annual report to security holders — None; (2) Any proxy or information statement — None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 — None.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	5
(a)	General	5
(a)(1)	How We Are Organized	6
(a)(2)	Business Overview	8
(b)	Description of Business	11
(b)(2)	Distribution Methods	12
(b)(1)	Principal Products	11
(b)(3)	Status of Products and Segments	12
(b)(4)	Competitive Business Conditions	12
(b)(5)	Sources and Availability of Raw Materials	12
(b)(6)	Dependence on One or a Few Major Customers	13
(b)(7)	Importance and Duration of Patents, Trademarks, Licenses	13
(b)(8)	Need For Government Approval	13
(b)(9)	Effect of Existing of Probable Governmental Regulations	13
(b)(10)	Research and Development Expenditures	14
(b)(11)	Effect of Compliance Provisions for the Protection of Environment	14
(b)(12)	Employees	15
(c)(1)	Annual report	15
(c)(2)	Filings	15
(c)(3)	Available Information	15
(d)	Risk Factors	16
(d)(1)	Financial Risks	16
(d)(2)	Operations, Development and Mining Related Risks	18
(d)(3)	Legal, Market and Regulatory Risks	18
ITEM 2.	PROPERTIES	20
(a)	The Precambrian Properties	20
(b)	Buen Futuro Claim	20
(c)	Cobra Claim	21
(d)	The Cangalli Claims	23
(d)(2)	Production From our Cangalli Mine	24
(e)	Gold Bar Mill and Plant	25
(f)	Office Leases	26
ITEM 3.	LEGAL PROCEEDINGS	26

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	27
(a)	Market Information	27
(b)	Holders	28
(c)	Dividends	28
(d)	Securities authorized for issuance	28
(e)(1)	Unregistered Sales of Securities	29
(e)(2)	Preferred Stock	29
(e)(3)	Description of Agreements with Series B Holders	29
(e)(4)	Issuance of Series B Preferred Stock after December 31, 2006	32
(f)	Purchases of Equity Securities by the Issuer and Affiliates	33
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33
(a)	Liquidity and Capital Resources	34
(a)(1)	Continuing Working Capital Deficit	34
(a)(2)	Property and Equipment	35
(a)(3)	Capital Commitments	37
(a)(4)	Derivative Liability	37
(a)(5)	Equity	38
(a)(6)	Off Balance Sheet Arrangements	38
(a)(7)	Results of Operations	38
(a)(8)	Cash Flow	42
(b)	Special Non-Cash Impact Due to Options	43
(c)	Plan of Operations	43
(d)	Impact of inflation and Changing Prices	45
(e)	Accounting Policies	46
(e)(1)	Critical Accounting Policies	46
(e)(2)	Effect of New Accounting Pronouncements	47
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F1-F29
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS	48
ITEM 8A.	CONTROLS AND PROCEDURES	48
ITEM 8B.	OTHER INFORMATION	48

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	48
(a)	Identification of Directors and Executive Officers	48
(b)	Identification of Significant Employees	52
(c)	Family Relationships	53
(d)	Involvement In Certain Legal Proceedings	53
(e)	Audit Committee Financial Expert	54
(f)	Beneficial Reporting Compliance	54
(g)	Code of Ethics	55
ITEM 10.	EXECUTIVE COMPENSATION	55
(a)(b)	Summary Compensation Table	55
(c)	Options/SAR Granted	57
(d)	Option/SAR Exercises	57
(e)	Long Term Incentive Plan	57
(f)	Defined Benefit or Actuarial Plan Disclosure	57
(g)	Compensation of Directors	57
(h)	Employment Contracts	58
(i)	Report on Repricing of Options/SARs	58
(j)	Compensation Committee Interlocks	58
(k)	Board Compensation Committee Report	58
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	58
(a)(b)	Security Ownership	58
(c)	Changes in Control	61
(d)	Securities Authorized for Equity Compensation Plan	61
ITEM 12.	Certain	61
(a)	Indebtedness	61
(b)	Loans to the Company from Affiliates	62
ITEM 13.	Exhibits	62
ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES	62

PART IV

Forward-Looking Statements

This Annual Report on Form 10-KSB, including our “Management’s Discussion of Results of Operations” on page 44, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Golden Eagle International, Inc. (hereafter referred to below as “we”, “our” or “us”) to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including but not limited to certain risk factors, which are described in more detail under “Risk Factors” beginning on page 16. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART 1

Item 1. Business

(a) General

FILING STATUS

As of December 31, 2006 we determined that we no longer met the conditions for filing under Regulation S-K and therefore this report is filed under Regulation S-B. We believe that we qualify for S-B filing status because we have met the following conditions for the past two years;

o	we had revenue less than $25,000,000;

o	we are a US issuer;

o	we are not an investment company and

o	for the past two years our public float at 60 days prior to our fiscal year end was less than $25,000,000.

5 (a)(1) How We Are Organized

We were formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp. On February 2, 1995, our name was changed to Golden Eagle International, Inc. Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden Eagle International, Inc.Bolivia ("Golden Eagle Bolivia")(100%)	Bolivia (2001)	This subsidiary holds all concession-mining rights granted by the Bolivian government as described below in more detail. This subsidiary is also the owner of all of our assets in Bolivia, having received them from a related entity, Golden Eagle Bolivia Mining, S.A during 2002 in our effort to consolidate all interests, assets and operations into one wholly owned subsidiary.

(a)(2) Business Overview

Our corporate headquarters are in Salt Lake City, Utah

We are engaged in minerals industry operations in Bolivia through our Bolivian based wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia). We have acquired the following mineral prospects in Bolivia:

Tipuani-Cangalli prospect	Number Acres	Status
Cangalli claims	5,000 acres	Owned
Tipuani prospect	7,000 acres	Owned

Precambrian Shield
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

Additionally we own the following gold processing and milling plant

Plant and Mill	Location	Status
Gold Bar Plant and Mill	Eureka, Nevada	Owned

None of our prospects are currently in the production stage. Our production operations ceased on our Cangalli property in June 2004 as a result of a local farmers’ strike and certain legal issues with which we are not associated. Our Precambrian B and C Zone prospects are in the development stage and our Buen Futuro prospect is in the exploration stage.

For the years ended December 31, 2006 and 2005 , we reported net losses of $4,275,892 and $2,038,534, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed in more detail under Item 7 in connection with our financial results for the years ended December 31, 2006 and 2005.

This map shows the location of our prospects and properties.

The mining measures we use in this report reflect accepted Bolivian mining weights and measures such as grams, troy ounces, and metric tonnes that are not commonly used in the United States. We will use these Bolivian based measures throughout this report. All references to “ounces” will be to troy ounces whether or not so specified; all references to tonnes will be to metric tonnes, whether or not so specified. The following conversion chart compares Bolivian measures to United States commonly used weights.

Commonly Used Weights in Gold Exploration	Conversion into Avoirdupois Weights Commonly Used in the United States
1 troy ounce = 31.1035 grams 32.15 troy ounces = 1 kilogram 32,150 troy ounces = 1000 kilograms = 1 metric tonne	1 troy ounce = 1.097 ounces 14.583 troy ounces = 16 avoirdupois ounces = 1 pound 29,166 troy ounces = 1 avoirdupois ton

(a)(3) Business Development

Our current strategy is to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2007. In February 2007, we entered into an agreement with a major independent mining and engineering firm, Washington Group International, Inc. (www.wgint.com), to perform the necessary due diligence work to advise us regarding our feasibility studies. Additionally, we may engage this engineering firm to determine if our Gold Bar mill and plant should be moved to our A Zone Buen Futuro project in eastern Bolivia, or if a new mill and plant should be built on site. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required.

During 2006, we also performed exploration and feasibility work on the gold prospects of the B and C Zones of our Precambrian properties in eastern Bolivia. These zones are located approximately 3.2 miles from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralized material in the zone. Once feasibility work and pilot plant operations are completed, and if the final results are positive and we have obtained adequate financing, we intend to implement the recommended mine plan, construct the recommended recovery circuit, and enter into operations by mid to late 2007.

Finally, we intend to continue our efforts to resolve issues impeding the development of our Cangalli mine; however, we will not recommence operations at the Cangalli mine until we begin operations on our eastern Bolivian Precambrian properties All of our plans are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with a portion of these plans if funds are available, as detailed below:

To accomplish our strategy we intend to accomplish the steps in our Plan of Operations, which are detailed in Part II, Item 6, (c).

(b) Description of Business

(b)(1) Principal products

We have produced only a single product, gold metal, which we extracted from our Cangalli mining claims from September 2002 through June 2004, and small quantities of gold prior to September 2002. Our revenues prior to 2005 from operations have been derived solely from the sale of that gold. Although our Buen Futuro prospect has copper and gold mineralization, we have only produced a small amount of gold of negligible value from our C Zone pilot operations during the fourth quarter of 2006 and the first quarter of 2007. We generated no revenues from gold or copper production during 2005 and 2006.

Gold

During 2006 and 2005, we had no sales of gold. Gold production and sales prior to 2005 totaled 9,720 troy ounces as reflected in the chart below titled, “Activities at our Cangalli claims to generate production.”

Gold Uses. Gold has two main categories of use: (a) product fabrication; and (b) investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions, and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry, and make equity investments in gold and precious metal exploration/production companies. .

Copper

To date we have not produced any copper. However, our exploration efforts at Buen Futuro indicate the potential of a commercially significant amount of copper in the mineralized material found there.

Activities at our Cangalli claims to generate production

The following table sets forth our gold production history from our Cangalli claims, which has been our only source of revenue to date:

Years	Production/Inventory (g/oz	)	Grade g/T(m³)	Revenues

1996-1999	21,000 g (675 oz	)	Exploration Stage	$161,000
2000-Third quarter 2002	-		-	-
Fourth Quarter, 2002	43,847 g (1,410 oz	)	.475 (.950)	481,620
First Quarter, 2003	36,424 g (1,171 oz	)	.433 (.866)	137,196
Second quarter, 2003	37,841 g (1,217 oz	)	.424 (.848)	226,740
Third quarter, 2003	59,728 g (1,920 oz	)	.317 (.634)	631,325
Fourth quarter, 2003	39,246 g (1,262 oz	)	.403 (.806)	330,330
First quarter, 2004	30,493 g (980 oz	)	.412 (.824)	367,971
Second quarter, 2004	33,745 g (1,085 oz	)	.984 (1.97)	533,015
Third quarter, 2004	-		-	228,037
Fourth quarter, 2004	-		-	193,034
2005	-		-	-
2006	-		-	-

Total Production	302,324 g (9,720 oz	)	-	$3,270,667

Gold inventory is stated on the balance sheet at the lower of average cost or net realizable value. As of December 31, 2006 and 2005, we held no gold in inventory.

Gold production from our Cangalli claims ceased in June 2004 because of a local farmers’ strike and then because of legal issues that arose regarding parties not associated with us. We cannot guarantee that production will ever recommence at our Cangalli gold mine, or that we will ever further explore or work our Cangalli or Tipuani Valley mining claims.

(b)(2) Distribution methods.

Gold previously produced in Bolivia was primarily sold into the Bolivian gold market and subsequently on the international market. We anticipate that if we are able to again produce gold that it will be sold into both the Bolivian and international markets. If we are able to commence copper production, we anticipate that our product will be distributed to international markets through Brazil, Chile and Peru.

(b)(3)     Status of publicly announced products or services.

We have not publicly announced any products or services; our business has been limited to conducting minerals exploration.

(b)(4) Competitive business conditions.

The gold and copper mining business is extremely competitive. Our competitors have substantially greater financial, technological, and human resources, and therefore greater potential to conduct successful mining operations and generate revenues.

(b)(5) Sources and availability of raw materials.

As of December 31, 2006, we required no significant raw materials. When we have conducted mining operations in Bolivia in the past, those operations have required significant quantities of mining equipment and supplies. Such items are often in short supply and deliveries are occasionally impeded by severe weather, political strife, such as road blockades by the Bolivian Central Workers Union, the National Farmers Organization, or other organized groups, and primitive road conditions. Nevertheless, to date, we were always able to meet our requirements. If we are able to bring our Buen Futuro operation into production we will require a large amount of electrical power and certain chemicals, which we will need to source in the region and which may be in short supply.

(b)(6)     Dependence on one or a few major customers.

Our potential customers consist of consumers through the domestic Bolivian and international spot gold and copper markets, and an active gold and copper market in Bolivia and internationally for the jewelry industry. As a result, should we be successful in bringing any of our prospects into gold and copper production, we do not believe that we will be dependent upon any single customer or even a few major customers.

(b)(7)     Importance and duration and effect of patents, trademarks, licenses, franchises and concessions.

We have no patents, trademarks, licenses or franchises that are material to our business. However, we do have mining claims that have been granted to us from the national Bolivian government, which are discussed below under Item 2 – Properties.

(b)(8) Need for governmental approval.

In Bolivia, the mining industry is subject to government approval, including mining, environmental and other activities that require permitting: harvesting of lumber for mine timbers; clearing of forested areas for the construction of open pit mines, mills and tailings impoundments; transport and storage of explosives; and the transport and storage of hazardous substances and chemicals. We currently have a conditional use permit for the operation of a pilot plant on our C Zone gold project. If we are able to move to a full production plant, we will be required to obtain additional permitting that may be both time consuming and expensive. While we believe that we can obtain the required permits to operate both in the B and C Zones, as well as on our Buen Futuro A Zone property, we can offer no assurances that the required permits will be forthcoming, or forthcoming in a timely manner.

Our Gold Bar mill and plant located outside of Eureka, Nevada is currently inactive. If we were to commence a toll processing operation at Gold Bar, we would be required to obtain numerous permits from both the Federal government and the State of Nevada, which would be time consuming and expensive. We cannot assure that any such permits would be forthcoming, or forthcoming in a timely manner, even if we did decide to commence operations at Gold Bar.

(b)(9)     Effect of existing or probable governmental regulations.

During late 2006 and early 2007, Bolivia’s current administration expressed a desire to increase the Complimentary Mining Tax (“Mining Tax”), or minerals severance tax, on all minerals and metals mined in Bolivia. The current Bolivian Mining Tax is assessed at the time of sale or export of the mineral and is based on a sliding scale derived from the quote for a particular mineral on the international markets over any 15-day period. Every 15 days the Ministry of Mining and Metallurgy in Bolivia certifies the price at which each mineral should be taxed. Bolivia’s current Mining Tax is reasonable by world standards. The Mining Tax is then deductible from the company’s Net Profits Tax (25% on net profits after all deductions have been taken) at the end of a company’s fiscal year. We believe, but cannot assure, that an increase in the Mining Tax is unlikely in the foreseeable future due to the public reaction from the Bolivian mining community to the administration’s proposed increase. The current commentary in Bolivia is that any increase has been indefinitely suspended.

The current administration has also expressed a desire to increase the annual claim fees paid each year in mining patents for mining concessions in Bolivia. In addition, the administration has expressed a desire to change Bolivia’s mining law to require work to improve mining concessions as a requirement to maintaining those concessions. Currently, under Bolivian mining law, if a mining concession holder pays annual claim fees for patents there is no additional work requirement. We believe that these changes will not take place in the near future due to the public reaction from the Bolivian mining community to the administration’s proposed changes to the Bolivian Mining Code.

(b)(10) Research and development expenditures.

We have never assumed any research and development expenses since our inception. We have not engaged in, and do not intend to engage in, any research and development activities.

(b)(11)     Effect of compliance with federal, state, and local provisions for the protection of the environment.

We are not engaged in significant operations within the United States other than our ownership of the Gold Bar mill and plant located 25 miles northwest of Eureka, Nevada, which, as of December 31, 2006, was idle. We do not own the ground on which this plant sits. The purchase agreement we entered into when we purchased the plant requires the previous owner of the plant and the current landowner, Atlas Precious Metals, Inc., to perform any required environmental remediation on the site. We do not believe that we have any liability for environmental clean up on this site or on any other site within the United States.

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

We are also required to maintain environmental permits to explore, operate pilot operations, mine, process ore and create processing waste impoundments. From September 30, 2002 through March 2003, we mined in Cangalli on the basis of conditional use permits. In March 2003, we received our permanent environmental permits, which we intend to maintain in good standing. We are required to provide the Bolivian Vice Ministry of the Environment and Natural Resources with ongoing information regarding the environmental impact of our operations. In addition, we have retained an engineering firm to monitor our Bolivian based subsidiary’s compliance with environmental laws in Bolivia and to produce any necessary reporting and filing. Our ability to continue our mining activities depends on our compliance with Bolivian law and with the conditions of our environmental permitting.

We have also secured permits from the Departmental Prefecture (State Government) for the exploration of our C Zone gold prospect and for the operation of a pilot recovery plant on our C Zone. We are applying to the Bolivian Vice Ministry of the Environment and Natural Resources for our full environmental operating permit for expanding our pilot operations to full commercial operations within 2007.

As part of our process to commence gold and copper mining operations at our Buen Futuro A Zone, we have retained an international engineering firm to evaluate our feasibility study and to provide feedback on our exploration, metallurgy, mine plan, and permitting efforts. We are currently working with this firm and awaiting their findings regarding our projected operations at the A Zone so that we can apply for the necessary environmental permits to commence mining and milling operations; however, there is no assurance that our permits will be forthcoming, or forthcoming in a timely manner.

We believe that our environmental permitting related efforts to adhere to applicable Bolivia regulations and procedures will result in the required permits being issued in a timely manner.

(b)(12) Employees.

At December 31, 2006, we directly employed 35 full-time employees, as follows: (a) three in our head offices in Salt Lake City, Utah; and (b) seven in our administrative offices in Santa Cruz, Bolivia; and (c) 24 at Ascension de Guarayos, which are primarily involved in the exploration of the B and C zones and preparing infrastructure for the Buen Futuro A Zone and B and C Zone projects. We also have one employee engaged in security at our Cangalli mine site.

(c) Reports to security holders

(c)(1) Annual report.

We are not required to deliver an annual report to security holders and we will not be distributing an annual report, except in connection with our proxy statement

(c)(2) Filings.

We file all required reports with the SEC including Forms 10-KSB, 10-QSB and Forms 8-K as required.

(c)(3) Available information

We are a Colorado corporation with our principal executive offices located at 9661 South 700 East, Salt Lake City, Utah 84070. Our telephone number is: (801) 619-9320. Our fax number is: (801) 619-1747. Our website address is www.geii.com. We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available on our website or by faxing a request to us at: (801) 619-1747.

(d) Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-KSB, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

(d)(1) FINANCIAL RISKS

Our history of losses and working capital shortages has resulted in our auditor issuing an opinion on our financial statements indicating substantial doubt about our ability to continue as a going concern. We have incurred substantial losses of $48,374,340 since our inception. Additionally, we had negative working capital of $782,095 as of December 31, 2006. Our continued operations are dependent upon receiving significant financing. On the basis of the foregoing, our auditors have substantial doubt as of December 31, 2006 and 2005 about our ability to continue as a going concern.

Should we be successful in mining gold and copper, our revenues may be negatively affected by price volatility of those metals. Metals prices are subject to extreme price volatility, including gold and copper, as evidenced by charts (a) and (b) below:

(a)     Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange:

Year	High	Low	Aver	age

1996	$415	$367	$388
1997	367	283	331
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007 through April 16	$690	$608	$648

Source of Data: Kitco and Reuters.

On April 16, 2007, the afternoon fixing price for gold on the London Metals Exchange was $690.00 per ounce.

(b)     Copper. The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high-grade copper on the London Metal Exchange and COMEX in each of the last ten years.

Year	High	Low	Average

1996	$1.29	$.83	$1.04
1997	1.23	.77	1.03
1998	.85	.65	.75
1999	.84	.61	.71
2000	.91	.73	.82
2001	.83	.60	.72
2002	.77	.64	.71
2003	1.05	.70	.81
2004	1.54	1.06	1.29
2005	2.18	1.39	1.68
2006	3.99	2.06	3.06
2007 through April 5	$3.58	$2.38	$2.68

Source of Data: London Metal Exchange and COMEX

On April 16, 2007, the closing spot price of high-grade copper on the London Metal Exchange was equivalent to $3.53 per pound.

Metals prices are subject to factors that are beyond our control, including speculation, political and economic conditions, and inflation. Should gold and copper prices experience downward price trends, our revenues and potential profitability will be negatively affected.

Our continued operations are dependent upon receiving adequate financing.
Our primary operational goals of developing our Bolivian mining properties in the Precambrian shield, namely the B and C Zones and the Buen Futuro A Zone, will require substantial debt or equity financing; however, there is no assurance that we will be successful in receiving adequate financing. Should we fail to receive adequate financing, any possible revenue generating operations will be significantly delayed and we will be subject to increasing losses.

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

We have significant debt obligations and accounts payable that we may be unable to meet and/or may negatively affect our operations.
At December 31, 2006, we have debt obligations totaling $803,720, consisting of: (a)$327,184 in accounts payable and accrued expenses; (b) other notes payable in the amount of $32,002; (c) a note payable to a former director and officers for $151,900; (d) a debenture payable in the amount of $249,000 and (e) accrued interest payable of $43,634. Should we be unable to meet these debt obligations, our operations may be adversely affected.

(d)(2) OPERATIONS, DEVELOPMENT, AND MINING RELATED RISKS

Our future success is dependent upon our existing management.

Our future success is dependent upon the continued participation of our current management who provide us with the key technical and management aspects of our operations, including: (a) Terry C. Turner, our Chairman of the Board, President and Chief Executive Officer; (b) Harlan McSpadden (Mac) Delozier, a Director and our Vice President for Bolivian Administration; and (c) Tracy A. Madsen, our Vice President for US Administration and our Chief Financial Officer. (d) Dr. Michael H. Biste, our Chief Consulting Geologist; Hugo Aparicio, our Project Superintendent and Chief Mining Engineer. We have not obtained any key man life insurance for any of these personnel. Should we lose the services of any of these personnel, our operations may be negatively affected.

Our operations in Bolivia are subject to inherent risks including:

o	Possible political volatility, instability, civil unrest, or insurrection in Bolivia where all of our mining properties and prospects are located, with the exception of our Gold Bar mill and plant located in Eureka, Nevada;

o	Exchange controls and currency fluctuations;

o	Material changes in the regulatory climate in Bolivia pertaining to permitting, licensing, mining, and the environment;

o	Geographical, climatic, and environmental conditions in Bolivia that may pose operational difficulties, including restricting access and development of our prospects; and

o	Risks associated with mining, exploration, and development operations, including risks of injury and death to workers, environmental damage, unexpected rock formations or metallurgical issues.

The occurrence of any of these risks could negatively affect our operations, including delays or stoppages in our mining, exploration, and development work, negatively affect our financial condition, or negatively affect the viability of our assets in Bolivia.

(d)(3) LEGAL, MARKET, AND REGULATORY RISKS

Our minority shareholders exercise little control over our corporate affairs.
Our officers and directors acting together will have the ability to substantially influence matters submitted to shareholders for approval, including election of directors or a merger, consolidation or sale of our assets; as a result, our minority shareholders may have little or no influence in the outcome of such matters. Additionally, our Board of Directors has the right to authorize the issuance of “blank check” preferred stock with such designations, rights and preferences, as they may determine. As such, our Board of Directors may issue and has in fact issued shares of preferred stock with such rights and preferences without shareholder approval, which could adversely affect the voting power or other rights of our common stock holders. Additionally, such preferred stock issuances could have the effect of discouraging, delaying or preventing a change in our control.

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
During our past three fiscal years, we have raised capital to finance our operations and acquisitions. We have raised this capital by selling substantial shares of our common stock and issuing shares in connection with convertible debentures. Additionally, we have issued shares in connection with the acquisition of our properties. At the end of 2006, and during the first quarter of 2007, we also issued shares of Series B convertible preferred stock, which are convertible into our common stock. The issuances of these securities are dilutive to the value of our securities, especially since many of these securities were issued below the then-current market prices. Since our operations are currently dependent upon raising additional funds through debt or equity financing, future issuances will further dilute the value of our securities. We currently have no additional shares of common stock to issue, however, we may hold a shareholder vote in which we may increase the number of shares available to issue the outstanding common shares to allow us to continue to raise additional funds and to permit us to convert the preferred shares outstanding into common shares. This action will further dilute the shareholdings of the existing shareholders.

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future.
During 2006, our common stock has been volatile as to price and volume. Significant operating losses, the shutdown of our operations at our Cangalli claim in June of 2004, our failure to recommence gold production, political instability in Bolivia, and other factors may have contributed to the volatility of our shares. There is no assurance that the volatile nature of our stock as to price and volume will not continue in the future.

We face substantial governmental regulation.
Our business in Bolivia is subject to extensive regulation pertaining to the development of our prospects and possible production, environmental regulation, labor standards, mine safety and others. Should we fail to abide by these regulations, are operations may be subject to fines or restrictions on activities pertaining to our prospects and properties in Bolivia, which may negatively effect our ability to conduct our operations.

We have not developed independent corporate governance.
At the present time we have only one independent director, Alvaro Riveros. Additionally, currently we have no audit or compensation committees. Our lack of independence and independent controls over our corporate affairs may negatively affect our ability to comply with applicable securities regulations, conduct oversight of our operations, and may result in potential or actual conflicts of interest between our officers, directors and our shareholders.

Item 2. Our Properties

As described in Item 1, Business, we own mining concessions in Bolivia that we believe are prospectively valuable for mineral operations. We also own an idle mill and mineral processing plant 25 miles northwest of Eureka, Nevada. These properties include:

o	The Precambrian properties (discussed in paragraphs (a), (b) and (c), below).

o	The Tipuani-Cangalli properties (discussed in paragraphs (d), (e) and (f), below), and

o	The Gold Bar mill and plant (discussed in paragraph (g) below).

(a) The Precambrian properties.

In June of 2001, we acquired four mining claims in Bolivia’s Precambrian Shield with a total acreage of approximately 125,000 acres, as well as the existing reports on the area, for 10 million shares of our common restricted stock then valued at $300,000 ($0.03 per share). These shares were issued to persons who were not United States citizens or residents for investment purposes in accordance with exemptions from registration found in Section 4(2) and 4(6) of the Securities Act of 1933, and Regulation S.

We pay $57,000 per year to the Bolivian government in mining patent fees (mining claims fees) for our Precambrian properties. The Bolivian Mining Code provides that these annual government claims fees are the only obligation that we have in order to maintain our rights over these properties in perpetuity.

Our geologists explored these prospects and found them to be highly prospective for extensive near surface gold mineralization and deeper mineralized Volcanogenic Massive Sulphides (“VMS”) systems containing gold and copper.

(b) Buen Futuro claim

In June 2003, we purchased the Buen Futuro claim, and all technical information that had been generated about the property, from Celia Calla de Arraya, a Bolivian, and her son-in-law, Dr. Michael H. Biste, a geologist who has worked extensively in the area. We then amended the purchase contract in December 2003 and March 2005. The terms of the acquisition included a 3% net smelter return, payments of $250,000 cash and 1,065,960 shares of our restricted common stock with a total value of $175,000. As of December 31, 2006, we have made all required payments under the contract with the exception of $6,500 in penalty interest that we intend to pay during the second quarter of 2007. , We have complied either partially or fully to additional obligations under this agreement, including:

o	Our agreement to maintain an exploration program to replace mineral reserves as they are depleted through mining as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession.

o	Our agreement to invest $1 million in exploration by November 23, 2006. We have expended approximately $564,000 to date that we believe may be applied to this commitment. We will only be able to meet the remainder of this commitment if we receive a significant amount of additional financing.

o	Our original agreement required us to enter into mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe that the acquisition of the Gold Bar mill and plant for $3,980,000 satisfies this investment requirement. On May 20, 2005, we entered into an amended agreement with the sellers whereby we agreed that if we were not in production at Buen Futuro by November 23, 2005 we were required to pay a penalty of $1,500 per month to the sellers until we enter production or until November 23, 2006. If by November 26, 2006 we were still not in production, the penalty amount payable to the seller increased to $3,000 per month. We are at this time current in the production delay payments due to the sellers.

There is no assurance that claims will not be brought against us in connection with this agreement or that we will have sufficient financial resources to comply with these and other obligations under this agreement.

There are no other stated penalties for failure to comply with these commitments. We estimate that the initial build-out of the gold plant on the Buen Futuro A Zone, and other infrastructure improvements, will require a capital investment of approximately $10,000,000.

The Buen Futuro mining claim is located squarely in the center of our 125,000-acre landholding in a geological area within eastern Bolivia known as the “Precambrian Shield.” This area, which resulted during a geological time known as the Precambrian Era, is located 180 miles north of Santa Cruz, Bolivia, and 11 miles east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies. We exercised our rights to purchase the Buen Futuro property in June 2003. A private contract and recorded public contract were signed and filed with the Superintendency of Mines of the Department of Santa Cruz on December 12, 2003.

The Buen Futuro mineral deposits are found in a gold oxide layer commencing at the surface with ranges to depths of 130 to 200 feet. Immediately beneath this surface oxide layer is a supergene, or copper-enriched layer, extending from the bottom of the gold oxide zone to a depth of 320 feet, sitting on top of a mineralization system that is known as a strata-bound (VMS). Based on data gathered through a combined 44,000 feet of auger, reverse circulation and diamond core drilling, as well as 8 miles of trenching, we estimate 4.36 million tonnes of mineralized material in the gold oxide layer with a gold grade of 1.23 g/t for a total of 172,000 troy ounces; and 6.5 million tonnes in the copper-enriched supergene layer with a copper grade of 1.85% for a total of 120,000 fine tonnes (265 million pounds) of copper. Particular note should be made that mineralized material is not the equivalent of proven and probable reserves, and the area tested is less than one-half of one percent of our landholding in eastern Bolivia.

Based on Dr. Michael Biste’s study, as detailed below, we believe that the Buen Futuro gold/copper deposits, surrounded by our Precambrian claims, are just part of a much larger trend of VMS clusters that run both north and south within our total landholding of 136,500 acres. A study was carried out on the larger trend by Dr.Biste, our Chief Consulting Geologist, who is an expert on the Precambrian geology of eastern Bolivia. The exploration data resulted from the northern part of our Dos Piyos claim, and the southwest portion of the Cobra claim. Both properties cover the northern part of the Ascension Gold-Copper Trend and the investigated ground comprised 23 square miles. Dr. Biste prepared a remote sensing study consisting of an interpretation of satellite images, aerial photographs, and open file airborne magnetic and radiometric data. He further reexamined historic reconnaissance exploration data of the two claims and applied modern computer based methods for an integrated data interpretation. In addition, Dr. Biste used the results of geological mapping over 44 linear miles, magnetic ground surveys of over 9 miles and soil sampling over a distance of 18 miles, as well as Horizontal Loop Electromagnetic (HLEM) data along two extensive test lines. Despite the wide line spacing of 0.6 miles, Dr. Biste was able to identify a geological setting with characteristics very similar to the host rock of the Buen Futuro VMS mineralization. Buen Futuro is located 12 miles southwest of the investigated area. The HLEM survey so far has confirmed three parallel striking conductors, which Dr. Biste believes represent a primary VMS mineralization that is covered by an oxide layer at least 30 meters deep. The lateritic soil at the surface carries geochemically anomalous values for gold, copper and zinc. Our summary study covers 3.6 miles of the Trend and the remote sensing data shows that the favorable VMS lithology strikes further to the northeast. We consider these findings to be a significant step toward identifying new gold-copper mineralization similar to the Buen Futuro ore bodies. Dr. Biste believes that fieldwork will continue to demonstrate that the Ascension Gold-Copper Trend is now likely to extend over at least 21 linear miles within our Precambrian properties.

We believe that our current landholding in the Ascension Gold-Copper Trend provides us with several important opportunities for future development; however, such opportunities are contingent upon our ability to raise the needed development capital either through operations, equity funding, debt financing or by entering into joint venture relationships. We own the underlying mineral rights on the Buen Futuro project through the purchase of mineral concession rights that had been granted by the Bolivian government. Continuation of this concession requires an annual patent fee of $2,174. However, we had to purchase the surface land rights before we could actually begin to disturb the surface with mining and development activities. We have purchased 585 acres of surface rights covering the areas that we intend to mine in the Buen Futuro A Zone, as well as all areas necessary for the location of our mill, recovery plant, fresh water ponds, tailings impoundments and mine camp site. As other surface rights become necessary, we expect to acquire those rights under reasonable terms also.

(c) Cobra claim

On December 22, 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for VMS deposits containing gold and copper, as well as near-surface gold oxide deposits. Induced polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys, both of which are scientific tools that measure magnetic fields and are used by geologists to identify possible mineralization within the earth, as well as scout auger drilling, which is essentially a threaded drill that brings samples from a relatively shallow depth to the surface for sampling, have yielded positive results in an area extending to the northeast of our previous 111,500-acre landholding. Our total landholding in the Precambrian Shield after this acquisition was 136,500 acres.

We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000. To maintain the property in perpetuity, we must pay annual concession patent fees to the Bolivian government of $9,800.

Total patent fees on all of our Precambrian Shield Claims for 2007 are estimated to total $56,989. After 2007, these annual patent fees will increase to $102,063 in order to maintain all of our Precambrian concessions.

(d)(1) The Cangalli claims

In October 1995, we began reviewing potential mining opportunities in Bolivia. Thereafter, we conducted a site visit to the Tipuani Gold Mining District, which is approximately 62 miles north of the Bolivian capital of La Paz. Our representatives traveled to the town of Cangalli, approximately two kilometers down river from the town of Tipuani, a well-known gold mining center in Bolivia. We hired an independent geologist to evaluate the Cangalli area. This geologist reported that the area merited further study and was highly prospective for sizeable gold deposits. Based on this favorable report, along with other pre-existing reports on the Tipuani/Cangalli area, in January 1996, through one of our now-inactive subsidiaries, we entered into an agreement with United Cangalli Gold Mining Cooperative, Ltd. (“United Gold Mining Cooperative”), a Bolivian cooperative consisting of 118 members. We operated under this agreement from the date of its signing through July 2, 2002.

On July 2, 2002, we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli claims. In total, we purchased 5,125 acres. This purchase completely freed our Cangalli properties from any royalty whatsoever. We paid $300,000 in cash, 3,944,500 shares of our restricted common stock valued at $0.10 per share, and assumed $175,000 of United Gold Mining Cooperative’s existing debt payable by us over the course of 4 years. The United Gold Mining Cooperative debt has been paid. We also agreed in a separate lease agreement to lease the use of the 1,000-foot deep Cangalli shaft back to the United Gold Mining Cooperative for a period of 99 years, with a 10% gross royalty on gold production back to us, so that the United Gold Mining Cooperative members not working for us could remain involved in gold mining in their own community.

The United Gold Mining Cooperative leadership distributed 35,000 shares of our common stock to each of their members. This distribution was accomplished in accordance with the provisions of Regulation S. During 2003, we issued the United Gold Mining Cooperative an additional 133,000 shares of our common stock valued at $22,610 to satisfy additional claims.

We paid one-time transfer taxes of $9,000 in the purchase. We also pay $4,512 per year to the Bolivian government in mining patent concession fees. The Bolivian Mining Code provides that these annual government claims fees are our only obligation necessary to our rights over the Cangalli claims in perpetuity.

(d)(2) Production from our Cangalli mine

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

On June 25, 2004, we temporarily ceased mining operations at our Cangalli mine and plant as a result of road blockades by local citizens protesting various government policies in Caranavi, Bolivia, a town half way between La Paz and our Cangalli mine. The roadblocks prevented the delivery of needed supplies and materials to the mine for operations. The same blockade, approximately 80 miles from Cangalli, also hampered operations of the power sub-station in Guanay, Bolivia. This sub-station provides electricity to our Cangalli operation, and the power failures halted all mining and processing activities.

During June 2004, before the strike issues were settled, we ceased gold mining operations at our Cangalli property also as a result of issues that arose among the United Gold Mining Cooperative that had sold us a 5,000-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. The legal issues involving the United Gold Mining Cooperative had nothing whatsoever to do with us, but created an insecure atmosphere at our Cangalli gold mine and raised serious questions about whether formal intervention would occur and substantially hamper operations.

We cannot assure that operations will ever recommence at on our Cangalli or Tipuani Valley properties.

(e)     Gold Bar mill and plant

On June 18, 2004, we entered into a purchase agreement with Atlas Precious Metals, Inc. for the purchase of the Gold Bar mill and gold recovery plant located 25 miles northwest of Eureka, Nevada. In exchange for the Gold Bar mill and plant, we issued 30,000,000 shares of our restricted common stock to Atlas Precious Metals for this mill and plant. The shares were valued at $.12 per share based on the closing price of the stock on the closing date or an aggregate shares value of $3,600,000. Upon raising the necessary capital, we have always intended to dismantle, ship and re-erect this plant on our Buen Futuro A Zone site in eastern Bolivia. We are further evaluating our plans with respect to our Gold Bar mill. We estimate the time to dismantle the plant, transport it to Bolivia and re-erect it on our Buen Futuro claim will be approximately eight months to one year from the time we raise the necessary financing. We estimate an approximate $3.5 million cost to dismantle, ship and re-erect the plant on our Buen Futuro claim. However, we are also reviewing the possibility of rehabilitating the Gold Bar mill on its current site and using it for toll processing of gold ore from neighboring ore bodies. Presently, within a 50-mile radius of the Gold Bar mill there are a number of identified and proven oxide gold deposits that could be subjected to milling and gold recovery through the Gold Bar mill and plant. The status of the Gold Bar mill will be indeterminate until we have had an opportunity to evaluate more information about the possibilities that are currently being presented.

Prior to completing the purchase of the Gold Bar mill, we received a fairness opinion prepared by H.E. Dunham & Associates. The opinion from H.E. Dunham & Associates determined the economic fairness of the Gold Bar mill transaction to our shareholders. The report estimated a replacement value on the Gold Bar mill and plant at $12 million. This report also provided an estimated cost to build a similar-sized new gold and copper recovery plant with its associated new equipment, engineering and construction costs at between $45 million and $50 million. The report also included three comparable acquisition transactions of similar size and capacity, which were used as comparison to our acquisition of the Gold Bar mill and plant. These included the Carr Fork facility located at Tooele, Utah, which sold for $7.0 million and the Quintana facility, located at Truth or Consequences, New Mexico, which sold for $8.5 million to OK Tedi Mining Company in 1986 dollars; while the 4,000 tonne per day Paradise Peak Gold Facility located at Gabbs, Nevada is currently on the market for $18 million. The report stated that the “acquisition of the Gold Bar Mill is most beneficial to us at a “good price.” Finally, H.E. Dunham & Associates expressed the opinion that the “transaction is economically fair to Golden Eagle International, Inc., Atlas and their shareholders.” Atlas offered to sell the Gold Bar plant to us, at what we believed was a discounted price, as a result of its desire to participate in the mining of gold and copper at Buen Futuro. The Gold Bar plant was suited to our needs and was not at the time processing ore from the Gold Bar mine.

In accordance with the original Asset Purchase Agreement between Atlas and us, we agreed to move all Gold Bar assets of the property located near Eureka, Nevada within twelve months from the date of the agreement; however, it was apparent that we would not be able to remove the assets by this date, and Atlas had the right to either allow us to store the assets on site or terminate the agreement and return the purchase price to us. While we believed that Atlas did not intend to terminate the agreement, such termination would force return of the assets, and we could not guarantee that Atlas would not exercise its termination rights. Consequently, on May 19, 2005 we completed an amended asset purchase agreement with Atlas which no longer required us to remove t the Gold Bar Mill and plant from the site within a specified time period, but required us to issue an additional purchase price of 20,000,000 shares of our restricted common stock at $.019 per share or a total of $380,000, which we so issued.

We are presently evaluating the status of Gold Bar. In addition to our plans to relocate the Gold Bar mill and plant to our Buen Futuro project, we are also investigating the possibility of restarting the Gold Bar mill and plant on its current site outside of Eureka, Nevada or the possibility of selling the plant to raise money for future investment at Buen Futuro. While we have not made a decision concerning Gold Bar, there is no guarantee that we could obtain the financing to commence a tolling project at its current location, which we estimate to be between $500,000 and $1,000,000 to rehabilitate the mill; a substantial, but yet undetermined amount to create a suitable tailings impoundment; the necessary permitting from state and federal agencies; and whether we would be able to obtain the necessary customers to ensure a successful operation. We also cannot guarantee that if we choose to sell the plant that we will be able to find a buyer or recover our costs in the project. While Atlas Precious Metals continues to own the property on which the plant stands and has allowed us sufficient time to remove our equipment, we can also offer no guarantee that they will not sell the property to a buyer that will request that we sell the mill or remove it from its current location.

(f) Office leases

On August 1, 2005, we moved our executive offices in Salt Lake City, Utah to 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities and our suitable for our needs. We pay $1,451 per month on a three-year, renewable lease.  Although the lease expires in July 2008, we are allowed to terminate the lease at the end of one year for a $2,790 penalty and at the end of year two for a $1,395 penalty. July 31, 2007 will be the end of this two-year period.

We also lease 150 square meters of office space in Santa Cruz, Bolivia, which we consider our Bolivian headquarters. This lease, which expires June 30, 2007, is for $500 per month.

Location	Size	Monthly Rent	Lease Expiration

Salt Lake City	1,183 square feet	$1,451	July 31, 2008
Santa Cruz, Bolivia	150 square meters	500	June 30, 2007

Total		$2,116

Our operating subsidiary, Golden Eagle International Inc. Bolivia, owns the mining and processing equipment, which is located on the Cangalli claim under its control, or at its warehouse in Santa Cruz, Bolivia.

Item 3. Legal proceedings

On September 1, 2006, our Chief Executive Officer, Terry C. Turner, as the Plaintiff in a federal district court action, filed an action against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah (“the Court”), Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-cv-00738-TC (D. Utah; 2006). The Complaint sought a temporary restraining order enjoining the Defendants in the action, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to Golden Eagle; (d) preventing Defendants from breaching Golden Eagle’s Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.  At the Court’s request, the Defendants agreed not to file the Form 8-K or hold a scheduled Board of Director’s meeting on September 4, 2006 until a hearing on Plaintiff’s motion for a temporary restraining order could be heard on September 5, 2006.  On September 5, 2006, such hearing was held and the Court denied Plaintiff’s motion for temporary restraining order since Plaintiff had achieved the purposes of his motion for such an order.

On September 12, 2006, the Plaintiff filed a motion voluntarily dismissing us as a defendant; on September 13, 2006, the Court granted Plaintiff’s motion and dismissed us from the lawsuit. On October 10, 2006 Plaintiff ‘s motion was granted by the Court to voluntarily dismiss Defendants H.E. Dunham and William A. Jacobs from the lawsuit. The case was subsequently dismissed without prejudice on March 30, 2007.

We are not aware of any other legal action pending or threatened against us.

Item 4. Submission of matters to a vote of security holders

No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during our fiscal year ended December 31, 2006.

PART II

Item 5. Market for our common equity, related stockholder matters, and issuer purchases of equity securities

(a) Market information

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “MYNG.”

The following table shows the high and low bid for our common stock during the last two years and the current fiscal year. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from Knobias at www.knobias.com:

2005	Low Bid	High Bid

First Quarter	$.033	$.059
Second Quarter	$.018	$.034
Third Quarter	$.011	$.024
Fourth Quarter	$.013	$.034

2006	Low Bid	High Bid

First Quarter	$.024	$.037
Second Quarter	$.017	$.03
Third Quarter	$.01	$.017
Fourth Quarter	$.008	$.014

2007 (through April 16)	Low Bid	High Bid

	$.007	$.03

(b) Holders

As of December 31, 2006, there were approximately 1,194 shareholders of record of our common stock based on information we received from our transfer agent. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers, nominees, and otherwise. We are authorized to issue 800,000,000 common shares; as of December 31, 2006, we had issued 789,999,990 shares. In addition, we are authorized to issue 10,000,000 preferred shares. Of this amount, 3.5 million are designated as Series A shares, none of which have been issued. On December 29, 2006, 4,500,000 of our preferred shares were designated as Series B preferred shares. Also on December 29, 2006, 1,988,588 shares of Series B preferred shares were issued to four entities as described in section (e) below.

(c) Dividends

We have never paid a cash dividend on our common stock or on our preferred stock and have no present intention to declare or pay cash dividends on our common or preferred stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our expanding operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)     Securities authorized for issuance under equity compensation plans

During 2005, we adopted the 2005 Employees and Consultants Stock Compensation Plan as reflected in the following table as of December 31, 2006. Our directors, officers and affiliates cannot participate in this plan. As discussed below, we have compensated our officers and directors with stock options and stock bonuses, but those are ad hoc determinations made by our board of directors and are not pursuant to any plan. These ad hoc grants have not been submitted to the shareholders for approval.

Equity Compensation Plan Information
Plan Category and Description	Number of Securities to be issued upon exerciseof outstanding options,warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensations plans not approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

(e)(1)     Unregistered sales of equity securities and use of proceeds

During 2006, we issued 30,004,879 shares of restricted common stock to accredited investors in exchange for $287,341 at prices that ranged from $.0075 to $.013. We also issued 12,308,063 shares for services valued at $242,276 at prices that ranged from $.012 to $.0145. We also issued 2,999,530 shares for exploration and development valued at $80,750 at prices that ranged from $.0177 to $.0343. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. All of these transactions were described individually in greater detail in previous filings.

(e)(2)     Preferred Stock   The following reflects issuances of our Contingent Convertible Series B Preferred stock during 2006.

(e)(3)     Description of Agreements with the Series B Holders

Since 1997, we have entered into loan agreements (“the Loan Agreements”) (as described below) with Dewey L. Williams and The Dewey L. Williams Profit Sharing Plan and Trust; Lone Star Equity Group, LLC; Mary A. Erickson; the Betty Jane Seydler Trust/Herbert M. Seydler, Jr. Trust; and Golden Eagle Mineral Holdings, Inc. (collectively referred to as “the Lenders”). We used the proceeds from these loans for working capital and general corporate expenses. Because we were in default or imminent default of our obligations to the Lenders and were unable to pay the amounts due, it was necessary for us to re-negotiate our payment obligations. At the time of our negotiations, we had insufficient common stock authorized to offer shares of our common stock to the Lenders; as a result, they agreed to accept Series B Contingent Convertible Preferred Shares in exchange for an aggregate amount of $1,988,598 that we owed to them. Each Series B preferred share was valued at one dollar ($1.00).

Accordingly, on December 29, 2006 we entered into four separate Series B Contingent Convertible Preferred Stock Subscription Agreements (“Subscription Agreement” or “Subscription Agreements”) with the Lenders, which obligate us to issue an aggregate of 1,988,599 shares of the Series B Shares in exchange for the amounts that we then owed to the Lenders. The Subscription Agreements terminate the loan agreements and debt obligations to the now Series B Holders according to the conditions set forth in the Series B Certificate of Designation. The Series B Certificate of Designation requires us to use our best efforts to amend our Articles of Incorporation to increase our authorized common shares so that the Series B Holders can convert their Series B Shares into shares of our common stock. Our agreements with the Series B Holders also require us to use our best efforts to increase our authorized common stock so that the Series B Holders can convert their Series B Shares into shares of our common stock at a ratio of two hundred fifty (250) common shares for every one (1) Series B Share held should they desire to do so. The certificates representing the Series B Shares, as well as the shares of common stock issuable upon conversion of the Series B Shares, will be restricted securities and certificates representing the shares will bear a restrictive legend. Each Series B Holder is entitled to two hundred fifty (250) votes per Series B Share for matters presented to a vote of our common stockholders. Additionally, if we amend our Articles of Incorporation to increase our authorized common stock, each Series B Share will be convertible into two hundred fifty (250) shares of our common stock. Our agreements with each Series B Holder, which was formerly one of our lenders, are discussed below.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Loan agreements converted to Series B convertible preferred stock:

Dewey L. Williams and The Dewey L. Williams Profit Sharing Plan and Trust
On August 16, 2006, we entered into a Convertible Promissory Note with Dewey L. Williams and The Dewey L. Williams Profit Sharing Plan and Trust (collectively the “Williams Group”), whereby we borrowed the principal sum of $28,000 with an interest rate of ten percent (10%) per annum. This loan was due three (3) months from the date of the note on November 16, 2006. From November 16, 2006 until December 29, 2006, we were in default of our loan obligation to the Williams Group.

As of December 29, 2006, we were indebted to the Williams Group in the amount of $28,898.83, $28,000 of which was principal and $898.83 of which was interest. On December 29, 2006, in accordance with our Subscription Agreement with the Williams Group, we agreed to issue 28,899 Series B Shares to the Williams Group in exchange for our indebtedness in the amount of $28,898.83 to the Williams Group.

Mary A. Erickson
On or about October 11, 1999, we entered into a verbal loan agreement with Mary A. Erickson, whereby we owed her unpaid salary with the principal sum of $23,204.20 at a rate of eight percent (8%) per annum. There was no due date in connection with this verbal loan agreement.

As of December 29, 2006, we owed Ms. Erickson $25,959.65, $23,204.20 of which was principal and $2,755.45 of which was interest. On December 29, 2006, in accordance with the terms of our Subscription Agreement with Ms. Erickson, we agreed to issue 25,960 Series B Shares to Ms. Erickson in exchange for the $25,959.65 that we owed to her.

Lone Star Equity Group, LLC
We entered into the following promissory note agreements with Loan Star Equity Group, LLC (“Lone Star”), whereby we borrowed a total principal sum of $657,000 at a rate of eight percent (8%) per annum, all such principal and interest of which was due and payable on December 31, 2006: (a) March 24, 2006 agreement for a principal sum of $153,000; (b) May 1, 2006 agreement for a principal sum of $200,000; (c) August 20, 2006 agreement for a principal sum of $70,000; (d) October 3, 2006 agreement for a principal sum of $65,000; (e) October 6, 2006 agreement for a principal sum of $60,000; (f) November 3, 2006 agreement for a principal sum of $30,000; (g) November 29, 2006 agreement for a principal sum of $40,000; and (h) December 5, 2006 agreement for a principal sum of $39,000.

As of December 29, 2006, we owed Lone Star $682,649.94, $657,000 of which was principal and $25,649.94 of which was interest. On December 29, 2006, in accordance with the terms of our Subscription Agreement with Lone Star, we agreed to issue 682,650 Series B Shares in exchange for the $682,649.94 that we owed to Lone Star.

Golden Eagle Mineral Holdings, Inc.
Betty Jane Seydler Trust/Herbert M. Seydler, Jr. Trust
Frost Bank
On March 13, 1997, we entered into a $1,000,000 promissory note with Frost National Bank located in Houston, Texas. This promissory note was renewed, modified and extended on a yearly basis and we continued to pay interest on this note on an annual basis through June 29, 2004. On June 29, 2004, we executed an Extension, Modification and Renewal of Promissory note with Frost National Bank in the amount of $995,623.66. This note had an interest rate of prime plus three percent (3%) with an initial rate of seven percent (7%) per annum and was due on or before December 28, 2004. On December 28, 2004, this note was assigned to the Herbert M. Seydler Jr. Trust and the Betty Jane Seydler Trusts (collectively “the Seydler Trust”), who were guarantors of the Frost Bank note. The new note of $995,373 carried a fixed interest rate of eight and one half percent (8.5%) per annum and matured on December 29, 2005. The terms of this note required us to make quarterly principal reductions of $250,000 prior to maturity, which we were unable to pay. On December 30, 2005, we were in default on this note. The default conditions required a default interest rate of eighteen percent (18%) per annum. On September 11, 2006, the Seydler Trust note was acquired by Golden Eagle Mineral Holdings, Inc., a non-affiliated party, and we then owed Golden Eagle Mineral Holdings, Inc. $1,251,089.78, $995,623.66 of which was principal and $255,466.12 of which was accrued interest. On December 29, 2006, we agreed to issue 1,251,090 Series B Shares in exchange for the $1,251,089.78 that we owed to Golden Eagle Mineral Holdings, Inc.

(e)(4)     Issuances of Series B preferred stock after our year-end of December 31, 2006

On February 5, 2007, seven difference accredited investors purchased 300,000 shares of our Contingent Convertible Series B Preferred shares for a total of $300,000.

On February 6, 2007, we sold 83,401 Contingent Convertible Series B Preferred shares to Dewey Williams, at $1.00 per share or an aggregate of $83,401.

On February 6, 2007, we granted 12,103 Contingent Convertible Series B Preferred shares to nine key employees (eight in Bolivia and one in the U.S.) that were neither officers nor directors, as a retention bonus at $1.00 per share or an aggregate of $12,103.

On March 27, 2007, we sold 30,000 Contingent Convertible Series B Preferred shares to Steve Olsen at $1.00 per share or an aggregate of $30,000.

On March 28, 2007, we sold 25,000 Contingent Convertible Series B Preferred shares to Joseph Smith at $1.00 per share or an aggregate of $25,000.

On March 30, 2007, we sold 25,000 Contingent Convertible Series B Preferred shares to Stuart Rubin at $1.00 per share or an aggregate of $25,000.

In every case above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. Our reliance on Regulation S was based on the fact that some of the purchasers were non-residents of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale and that no common shares, at the time of sale, were available for conversion.

(f)     Purchases of equity securities by the issuer and affiliated purchasers

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
1/1/06 - 1/31/06	-	-	-	-
2/1/06 - 2/29/06	508,500(1)	$.0275	-	-
3/1/06 - 3/31/06	-	-	-	-
4/1/06 - 4/3/06	-	-	-	-
5/1/06 - 5/31/06	-	-	-	-
6/1/06 - 6/30/06	-	-	-	-
7/1/06 - 7/31/06	-	-	-	-
8/1/06 - 8/31/06	1,726,092(2)	$.0131	-	-
9/1/06 - 9/30/06	-	-	-	-
10/1/06 - 10/31/06	-	-	-	-
11/1/06 - 11/30/06	-	-	-	-
12/1/06 - 12/31/06	-	-	-	-
Total	2,234,592	$.0163	-	-

(1)     Eileen Shipes, our former Chairman’s wife, received restricted common shares through an engineering contract with Western States Engineering, a company Mr. Shipes controls. Western States Engineering provided feasibility studies and engineering work related to the dismantling, transportation and shipment of the Gold Bar mill and plant from Eureka, Nevada to our Buen Futuro property. On May 5, 2006, Mr. Shipes resigned as Chairman of the Board of Directors and as a Director.

(2)     Tracy A. Madsen, our Chief Financial Officer, was granted 1,726,092 shares of S-8 stock on August 11, 2006 per his employment agreement and in lieu of a cash payment. The shares were valued at $.0131 per share, the closing price on the date of the grant. On August 15, 2006 Mr. Madsen resigned his position as Chief Financial Officer, Vice President of US Administration, Corporate Secretary and Treasurer. On November 14, 2006 Mr. Madsen was reappointed to these same positions.

Item 6. Management’s discussion and analysis of financial condition and results of operations

Overview
We are engaged in minerals industry related operations in Bolivia and seek to generate revenues, income and cash flows from the sale of gold and copper. We have generated no revenues since approximately November 2004. Since inception, our operations have been severely impacted from a lack of working capital and financing. Additionally, our operations have experienced additional cost and time delays due to the remote location of our Bolivian properties and our headquarters being more than 4,000 miles from our corporate offices.

From our inception, we have not been profitable. We have financed our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli claims and to acquire and maintain our other prospects, in addition to allowing us to complete our administrative obligations. We have at times encountered difficulties in meeting our obligations to pay our bills timely. We currently have various obligations that are past due. We have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto.

(a) Liquidity and capital resources – 2006 and 2005

(a)(1) Continuing working capital deficit

Our working capital deficit for at least the past five years has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2006 and 2005.

Years ended December 31,	2006	2005

Current Assets	$ 21,625	$ 223,368
Current Liabilities	(803,720)	(1,694,777)

Working Capital (Deficit)	($ 782,095)	($1,471,409)

Our current assets decreased by $201,743 or 90% from $223,368 as of December 31, 2005 to $21,625 for the comparable 2006 period. The decrease was due to a $28,718 decrease in cash and a $171,598 decrease in prepaid expenses.

Our working capital deficit decreased by $689,314 or 47% to $782,095 as of December 31, 2006 from $1,471,409 for the comparable 2005 period, primarily due to the reduction in current liabilities. Accounts payable decreased from $306,329 on December 31, 2005 to $298,128 on December 31, 2006. Accrued expenses decreased to $29,056 for the year ended December 31, 2006 from $93,125. Accounts payable and accrued expenses decreased as a result of our reduction of expenses and the payment of outstanding bills. We also finished making the final payments for the purchase of our Buen Futuro property in eastern Bolivia, which caused the current portion of contract payable to decrease to $0 as of December 31, 2006, from $40,000 on December 31, 2005. The largest decrease in current liabilities was the result of the elimination of $987,589 in other debt that was classified as a current liability and was converted to preferred stock and recorded as a derivative liability as of December 31, 2006, the details of which are discussed in Part II, Item 5(e) of this report. Related party debt increased to $151,900 as of December 31, 2006 from $135,000 on December 31, 2005. This debt results from loans from some of our officers and directors. The largest portion of this debt is a note in the amount of $135,000 payable to Kevin Pfeffer, one of our former directors. On December 19, 2006 Mr. Pfeffer made a demand that this note, plus any accrued interest, be paid in full no later than January 12, 2007. As of the date of this filing we have not repaid this note and we are unsure when we will repay this note. Current liabilities did increase by $249,000 as a convertible debenture that matures on May 2, 2007 was reclassified as a current liability from a long-term liability as of December 31, 2006. Accrued interest declined to $43,634 as of December 31, 2006, from $100,731 as of December 31, 2005. The decrease was primarily the conversion of accrued interest on other notes payable for preferred stock with the transaction discussed above.

We also owe past-due salary obligations to our president, Terry C. Turner. During 2006, Mr. Turner waived $60,000 of his salary accrual that was past due. On December 31, 2006, 2005, 2004, 2003 and 2001, Mr. Turner waived $ 60,000, $60,000, $60,000, $36,457 and $443,772 respectively of accrued salary without receiving any consideration from us. We continue to owe Mr. Turner $336,783 in back salary; however, he has agreed that this liability bears no interest. A note receivable from Mr. Turner in the amount of $336,783 that resulted during a period that we were unable to consistently pay Mr. Turner’s salary and he relied on irregular loans from us offsets this liability. That loan arrangement pre-dated the passage of the Sarbanes-Oxley Act. The receivable from Mr. Turner and payable to Mr. Turner are netted out to a zero balance and do not appear on our balance sheet.

Our working capital deficit during 2006 was also affected by the receipt and related expenditure of more than $287,340 from the sale of our common stock to accredited investors. These funds permitted us to cover other short-term obligations and reduced our working capital deficit.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary as a result of our continuing working capital deficit.

(a)(2) Property and equipment

During 2006, we decreased our property and equipment net of depreciation and impairment by $626,643 or 10% to $5,479,776 at December 31, 2006 as compared to $6,106,419 at December 31, 2005. Mining equipment decreased by $404,318 to $978,703 as of December 31, 2006 from $1,383,021 as of December 31, 2005. The majority of this decrease came from the exchange of $161,446 in mining equipment located at Cangalli, Bolivia to the United Cangalli Gold Mining Cooperative in exchange for elimination of $71,113 in debt we owed to the cooperative. This equipment had a book value of $122,320 and we booked a loss on the sale of assets in the amount of $46,320. We were required by the cooperative to pay off this debt prior to removing any of our equipment from the Cangalli mine site. We believed that this was the best course of action to take in order to remove and protect additional equipment that we owned that was located at the Cangalli mine. Following this agreement, we were able to remove the remaining machinery and equipment from the site and we also eliminated $71,113 in debt. Additionally, we sold some other equipment during the year to raise cash necessary to meet certain obligations. We also returned our company aircraft to the United States from Bolivia and sold it to the holder of the note on the aircraft for $61,100. The note was reduced by this amount. A detail of our fixed assets is the following;

Years ended December 31,	2006	2005

Mining equipment	$ 978,703	$ 1,383,021
Gold Bar Mill and Plant - idle	3,980,000	3,980,000
Mine development costs	529,618	529,618
Mining properties	1,814,501	1,821,451
Other (office, vehicles and aircraft)	205,573	195,602
Accumulated depreciation, depletion and impairment	(2,028,618)	(1,803,272)

Fixed assets net	$ 5,479,726	$ 6,106,419

The increase in accumulated depreciation, depletion and impairment during 2006 is attributed primarily to an impairment in the amount of $286,867 of the remaining property acquisition costs of our Cangalli mine site as a result of our inability to recommence operations at that mine. This impairment is in addition to the $1,165,603 impairment that we took in 2002 and 2004 as a result of issues that arose among the United Cangalli Gold Mining Cooperative that had sold us a 5,000-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. These legal disputes, while unrelated to us, created an insecure atmosphere at our Cangalli gold mine and raised serious questions about whether formal intervention would occur and substantially hamper operations. While we continue to maintain our claims and may one day recommence mining and processing operations at Cangalli, we can offer no assurance as to when or if we may be able to begin mining and processing ore at Cangalli. We believe that our best course of action is to put our efforts and financial resources into developing our Precambrian properties in eastern Bolivia prior to ever attempting to recommence operations at Cangalli. Furthermore, because we do not have a precise time frame for returning to Cangalli, and we cannot guarantee that we will ever be able to recommence operations at our Cangalli mine, we concluded that the most conservative course of action on an accounting basis was to fully impair all acquisition costs and capitalized development costs of our Cangalli property. A graphical illustration of our impairment is as follows:

Description	Amount capitalized	Accumulated depletion or depreciation	Impairment 2006	Remaining value

Mine development costs (Cangalli)	$490,423	$490,423	$-	$-

Property (Cangalli)	$962,047	$675,180	$286,867	$-

(a)(3) Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$327,184	$327,184	$-	$-
Related party debt	151,900	151,900;	-	-
Notes payable	32,002	32,002	-	-
Accrued interest	43,634	43,634	-	-
Debenture payable	249,000	249,000	-	-
Exploration & production Buen Futuro	435,834	-	435,834	-
Production penalties consulting fees	300,000	60,000	120,000	120,000
Mining claim fees	488,249	61,501	213,174	213,574
Building leases	7,057	7,057	-	-

Total contractual cash obligations	$2,034,860	$932,278	$769,008	$333,574

(a)(4) Derivative liability

As discussed in Part II , Item 5(e), we issued 1,988,598 shares of Series B preferred stock on December 29, 2006 in exchange for debt. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 common restricted shares if and when there are common shares available in which to convert. As there are currently no common shares in which to convert, and we can offer no assurances as to when and if there will be shares in which to convert, we have classified these preferred shares as a derivative liability rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on December 29, 2006 for our common shares was $.008. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share, or a 50% discount to the current market price. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $1,988,598. As there is no time limit or period designated for the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability incurred during 2006 is $3,977,196. If and when these preferred shares are converted into common stock the entire amount of the derivative liability of $3,977,196 will be transferred to equity and will increase the amount of our stockholders’ equity. Additionally, if during 2007, or beyond, any of the remaining 4,500,000 Series B preferred shares are sold, a similar derivative liability will be incurred until which time they are converted into common shares and transferred to equity.

(a)(5) Equity

Stockholders equity declined to $720,485 as of December 31, 2006 from $4,386,011 as of December 31, 2005. The primary reason for the decline was the classification of the issuance of Series B preferred stock and the resulting financing cost as a derivative liability. Should common shares become available at some point for the conversion of the preferred shares, the derivative liability would be reclassified as additional paid-in capital. Had the conversion occurred in 2006 total stockholders’ equity would have been $4,697,681 or a $311,670 increase over total stockholders’ equity as of December 31, 2005.

(a)(6) Off-balance sheet arrangements.

We do not have any off-balance sheet financial arrangements.

(a)(7) Results of operations.

The following sets forth certain information regarding our results of operations as of December 31, 2006 and 2005.

Years ended December 31,	2006	2005

Revenues	$ -	$ -
Production costs	-	-
Exploration & development costs	(262,820)	(433,958)
General and administrative	(1,293,741)	(1,445,258)
Depreciation and depletion	(54,032)	(73,542)
Operating (loss)	(1,610,594)	(1,952,758)
Interest expense	(294,593)	(130,270)
Loss on sale of fixed assets	(109,495)	-
Asset impairment	(286,867)	-
Financing costs of preferred stock	(1,988,598)	-
Other income (loss)	14,616	44,494
Net (loss)	(4,275,892)	(2,038,534)
Net (loss) per share - basic	(.01)	(.00)
Net (loss) per share - diluted	$ (.01)	$ (.00)
Weighted average shares - basic	774,969,305	651,870,057
Weighted average shares - diluted	789,055,466	651,870,057

Our operations have resulted in significant losses and negative cash flow from operations during approximately the past five years as we have invested in exploration on our mining concessions, and in property acquisitions.

Revenue.     During both 2006 and 2005, our revenues were $0. We have generated no revenues from mine production since 2004 as a result of the shutdown of our Cangalli mine during that year. We anticipate that we will generate some production revenues through the sale of gold if we are able to bring our production plant on-line in our C Zone on our Precambrian properties in eastern Bolivia.

Production costs. Production costs remained $0 during 2006 and 2005 compared to $979,419 in 2004. The elimination of production costs in 2005 was the result of the continued cessation of mining operations at Cangalli.

Exploration & development. Exploration and mine development costs decreased by $171,138, or 39%, to $262,820 during 2006 from $433,958 during 2005 The decrease in 2006 was the result of reduced exploration at our Buen Futuro A Zone project and the completion of the consulting contract with Western States Engineering relating to the dismantling, shipment and re-erection of the Gold Bar mill and plant on our Buen Futuro site. We did accomplish extensive exploration work on our B and C Zones during 2006 as we brought a pilot plant on-line at the C Zone, however these increases were offset by the significant decrease in engineering costs. The majority of our exploration and development costs during 2005 were focused on our Buen Futuro concession and preparation to move the Gold Bar mill and plant. We anticipate that during 2007 our exploration and development costs will increase as we continue to develop the B and C Zones and take the C Zone into full production. We also anticipate increased exploration costs on our Buen Futuro A Zone project as we perform additional exploration work on the site in order to complete a bankable feasibility study. We currently do not have funds available to complete these projects and we cannot guarantee we will be able to raise additional funds either through the issuance of equity or debt financing. .

General and administrative expenses. Our general and administrative expenses decreased by $151,517, or 10%, to $1,293,741 during 2006 from $1,445,258 during 2005. We attribute the continual decrease in our general and administrative expenses to an ongoing cost control effort and to the reduction in support staff as a result of the shut down of the Cangalli mine. While we will continue our efforts to reduce these expenses, they may increase if we commence construction and operation of C Zone production plant and continued exploration and development of our Buen Futuro A Zone project.

Legal expenses in 2006 increased to $236,535 from $95,543 in 2005. The increase in legal fees during 2006 was the result of issuing our common stock for the payment of legal fees, which was discounted and resulted in a higher payment, as well as legal fees for the preparation and filing of a preliminary proxy statement in anticipation of holding our annual Shareholders’ Meeting, and for our involvement in a lawsuit discussed elsewhere in this report in Part II, Item 3.

Accounting expenses in 2006 declined to $56,521 from $79,638 in 2005. During 2005, we changed auditors to Chisholm, Bierwolf and Nilson located in Salt Lake City, Utah.

Depreciation and depletion. Depreciation and depletion decreased to $54,032 in 2006 from $73,542 in 2005. The decrease in 2006 was the result the decrease in the amount of equipment being depreciated through the sale of equipment for cash and for the exchange of debt as previously described in Part II, Item 6, (a)(2).

Operating expenses. During 2006, our operating expenses decreased by $342,164 or 18% to $1,610,594 from $1,952,758 for 2005. The decrease was the result of a reduction of staff and an overall decrease in general and administrative expenses and exploration and development expenses as well as the elimination of production costs related to our Cangalli shutdown.

Interest expense. Interest expense during 2006 increased to $294,953 from $130,270 during 2005. The increase during 2006 was the result of additional borrowings to cover capital commitments, exploration, development and overhead. We also experienced an increase in interest expense, as nearly $1,000,000 in debt, which we owed to an unaffiliated lender, was purchased by a third party. This third party required us to pay the default rate on the note of 18% for almost all of 2006. This note as well as most other borrowings and accrued interest totaling $1,988,598 was converted to Series B preferred stock on December 29, 2006. A detailed description of this transaction can be found in Part II, Item 5 (e). We anticipate that our 2007 interest expense will be significantly lower as a result of the conversion of most of our outstanding debt to Series B preferred shares which carry no interest.

Loss on sale of fixed assets. During 2006 we experienced a loss on sale of fixed assets in the amount of $109,495. These sales were for the purpose of raising funds for working capital and for the exchange of debt as described in Part II, Item 5 and Item 6(a)(2). While we do not anticipate the sale of additional equipment during 2007, we may sell some equipment that is not necessary for our current mining plan. We are also considering the sale of the Gold Bar mill and plant after determining if we will send it to eastern Bolivia for re-erection on our Buen Futuro A Zone project. A sale of Gold Bar during 2007 may either result in a loss on the sale of assets or a gain depending on the final sales price. As we currently do not have any offers we cannot determine if a sale will take place or at what price a sale could be consummated.

Asset impairment. During 2006, we incurred an impairment expense of $286,867 on the remaining amount of our Cangalli property’s capitalized acquisition value. This was in addition to the $912,404 impairment that we incurred in 2002 and 2004 on this property and its capitalized improvements. A more detailed description of this impairment can be found in Part II, Item 6(a)(2). As the Cangalli property is fully depreciated and we anticipate that we will commence production on our Precambrian properties if we are able to obtain financing, we do not anticipate additional impairment expense in 2007.

Financing costs. During 2006, we incurred financing costs on the issuance of preferred stock in the amount of $1,988,598. This expense was the result of the issuance of Series B preferred stock to debt holders with a conversion rate less than the market price on the date of issuance. A more complete description of this transaction can be found in Part II, Item 6(a)(4), Derivative Liability. As there are 4,500,000 shares of Series B convertible stock authorized and since we have during the first quarter of 2007 exchange shares of Series B convertible stock for cash for operations, we anticipate that during 2007 there will be additional financing costs incurred as the underlying common shares to which our preferred shares could be converted would be at a discount to the market price of our common shares. The Series B preferred shares carry a conversion provision, which allows each Series B preferred share to be converted into 250 restricted common shares. While we currently have no common shares available in which to convert the Series B preferred shares, if and when shares are available and the conversion takes place, the derivative liability created by the financing costs will be converted to equity.

Net loss. Our net loss for 2006 was ($4,275,892) compared to ($2,038,534) in 2005, resulting in a basic per-share loss of $(.01) in 2006, $(.00) in 2005 based on weighted average shares outstanding — basic of 774,969,305 and 651,870,057 respectively. On a fully diluted basis the net loss per share was $(.01) in 2006 and $(.00) in 2005 based on weighted average shares outstanding – diluted of 789,055,466 and 651,870,057 respectively. The difference in the basic shares outstanding and the diluted shares outstanding results form the issuance of preferred shares as discussed in Part II, Item 5, (e)(3).

Since commencing operations, our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on loans from affiliated and unaffiliated parties, and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. There can be no assurance that we will be able to continue to finance our operating losses in such a manner. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(a)(8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services as referenced above in Part II (e). By deducting certain other non-cash expenses, we achieved net cash flows from operating activities of ($1,175,901) in 2006 and ($850,154) in 2005. We also invested $72,889 in property and equipment and received $236,838 during 2006 and invested $93,352 in 2005 in additional property, plant and equipment. Net cash flows provided by our financing activities totaled $983,234 in 2006 and $922,071 in 2005. Cash decreased to $1,427 as of December 31, 2006 from $30,145 in 2005.

Net cash flows
Years ended December 31,	2006	2005

Net (loss)	$(4,275,892)	$(2,038,534)
Net cash flows used by operating activities	(1,175,901)	(850,154)
Cash flows from investing activities	163,949	(93,252)
Net cash flows provided by financing activities	983,234	922,071
Net increase (decrease) in cash	(28,718)	(21,436)
Cash beginning of period	30,145	51,580
Cash end of period	$ 1,427	$ 30,145

We have used our equity to acquire property, raise cash necessary to pay expenses, payment for services in lieu of cash payments for services and to repay indebtedness. Our ability to continue to use our equity for those purposes is dependent on the price and trading volume of our common stock, both of which are volatile, and our ability to comply with federal and applicable state securities laws. At present, we do not have any common shares available for sale and we are only offering Series B preferred shares to accredited investors.

From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to us on a short-term basis to conserve our cash for other purposes. We have also negotiated with certain debt holders to accept equipment for outstanding debt or to convert debt to preferred stock, including:

o	$135,000 loan from one of our former directors

o	$16,900 of loans from current directors and officers

o	Our officers have also deferred payment of a portion of their 2006 salary until funds are available to pay these wages. As of December 31, 2006 a total deferred salary from officers was $55,237.

Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate cash flow from operations, of which there can be no assurance.

(b) Special non-cash impact due to options

No options have been issued during the past three years. No options are currently outstanding.

(c) Plan of operations

Our current strategy is to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2007. We are pursuing this development by obtaining third party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm. In February 2007 we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. We may ask this engineering firm to determine if our Gold Bar mill and plant should be moved to our A Zone Buen Futuro project in eastern Bolivia, or if a new mill and plant should be built on site. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required.

During 2006, we have also been performing exploration and feasibility work on the gold mineralization of the B and C Zones of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C zone, which we have used to refine the metallurgical process on the mineralization in the zone. Once feasibility work and pilot plant operations are completed, and if the final results are positive, we intend to implement the recommended mine plan, to construct the recommended recovery circuit and enter into operations by mid to late 2007.

Finally, we intend to maintain our Cangalli and Tipuani Valley properties. However, no efforts will be made to recommence operations at the Cangalli mine in the foreseeable future. All of our efforts and financial resources are focused on developing our Precambrian properties in eastern Bolivia.

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available which are detailed as follows:

To accomplish our strategy we intend to:

o	Obtain estimated financing of $1.0 million for the costs pertaining to the construction and operation of a 1,000-tonne per day processing plant on our C Zone gold project and to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. On March 9, 2007 we announced that we had signed an agreement for a $1 million loan for the expansion of our C Zone pilot plant into a full-scale commercial production plant. We plan to use the loan proceeds to incrementally expand the plant capacity to five hundred cubic meters (approximately 1,000 tonnes) per day on our C Zone gold project in eastern Bolivia. Golden Eagle received an initial deposit of $100,000 in loan proceeds, with the commitment of the payment of additional sums contingent on the completion by the lender of due diligence at any time within the 60-day period following the execution of the lending agreement. In addition, within this due diligence period we must provide the lender with a certification regarding final feasibility of our C Zone expansion, which is still pending before final construction could begin. As of the date of this filing we have received $64,384 under this commitment.

o	Obtain third party, independent advice from Washington Group International, Inc. regarding any required improvements to our existing reserve report and feasibility study of our Buen Futuro A Zone project. On February 13, 2007 we signed an agreement with Washington Group International for due diligence and an initial evaluation of our feasibility work to date.

o	Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We anticipate that this additional work may cost between $500,000 and $1,000,000, which we will need to raise for this purpose. Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine if the Gold Bar mill and plant should be dismantled, shipped to eastern Bolivia and re-erected on our Buen Futuro A Zone site, or if a new plant should be built on-site.

o	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. Should further due diligence, evaluation and feasibility work indicate that the Gold Bar mill and plant should be used in Bolivia, we intend to dismantle the plant located outside of Eureka, Nevada, ship it to eastern Bolivia, and re-erect the mill and plant on the Buen Futuro A Zone site. We estimate approximate costs of $10,000,000 to bring the Gold Bar mill and plant into production in Bolivia, however, those costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

o	Determine, should the initial due diligence and evaluation study indicate that a mill and processing plant be built from scratch on the Buen Futuro A Zone, whether we intend to either sell the Gold Bar mill and plant and use the proceeds for new mill and plant construction on the A Zone, or consider the possibility of performing contract milling and processing at the current Gold Bar site in Nevada. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed.

o	Determine, should the current Buen Futuro A Zone due diligence and evaluation study indicate that it is not in the our best interest to move the Gold Bar mill and plant to Bolivia, whether we should look seriously at other alternatives to selling the facility in its entirety. The region around our Gold Bar mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1,000,000 to bring Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs.

o	Maintain our mining claims on the remainder of the Buen Futuro site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

o	Continue our discussions with government officials in Bolivia's new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

(d) Impact of inflation and changing prices

We have not experienced any impact from the effects of inflation during the last two operating periods: 2005 or 2006. Bolivian inflation, while astronomical at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, during the last two years has been less than 4% per annum, and is projected to be less than 3% in 2007.

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

(e)(2) Effect of new accounting pronouncements

In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statements No. 133 and 140. This statement amends FASB No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets and Amendment of FASB Statement 140. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans and Amendment of FASB Statements No 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

Item 7. Financial statements and supplementary data

Please refer to pages F-1 through F-20.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

Gordon, Hughes & Banks, LLP. Gordon, Hughes & Banks, LLP, Certified Public Accountants and Consultants, resigned as our auditors on July 20, 2005. On July 20, 2005, our Board of Directors appointed Chisholm, Bierwolf & Nilson, LLC, Certified Public Accounts, of Bountiful, Utah, as our new auditors.

There were no disagreements with our accountants and auditors on any matters of accounting principles, practices or financial statement disclosures during 2005 and 2006 through the present.

Item 8A. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2006 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-KSB for the year ended December 31, 2006.

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 8B Other information

We have disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report and subsequent to year-end.

PART III

Item 9. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of March 31, 2006. (* Only these people continue to hold the stated positions as of the filing of this report):

Name	Age	Position	Term of Office

*Terry C. Turner (1)	54	Chairman of the Board of Directors, President & CEO	2/14/97-present

*Alvaro Riveros	64	Director	1/5/04-present

*Harlan M. (Mac)	63	Director	9/28/06- present
Delozier, II (2)		Vice President Bolivian Administration	3/1/97- present

*Tracy A. Madsen(3)	45	Secretary/Treasurer/CFO/	2/13/03-present
		Vice President US Administration	3/1/97- present

H. Roy Shipes	63	Chairman of the Board of Directors	6/25/05-5/5/06

Gene Dunham	65	Director	5/10/06-9/21/06

William A Jacobs	65	Director	7/31/06-10/4/06

Kevin K. Pfeffer	46	Director	1/23/03-12/4/06

(1)     Director, President of Golden Eagle International, Inc. (Bolivia).

(2)     Vice President of Golden Eagle International, Inc. (Bolivia).

(3)     Mr. Madsen resigned as our Corporate Secretary/Treasurer, Vice President for U.S. Administration and Chief Financial Officer on August 15, 2006. On November 14, 2006, Mr. Madsen was reappointed to the same positions that he held prior to his resignation. Executive officers are elected at annual meetings of the shareholders or are appointed by the board of directors. Each such officer holds office for one year or until a successor has been duly appointed, elected and qualified or until death, resignation or removal.

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

Business experience

A brief summary of the business experience of each person who is currently one of our officers or directors, and such person’s service with us, is as follows:

Terry C. Turner, Chairman of the Board of Directors, President and Chief Executive Officer. Our Board of Directors appointed Mr. Turner to the board and as our President and Chief Executive Officer on February 14, 1997. In 1977, Mr. Turner received a B.A. in Political Science and a B.A. in Spanish from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah, the 10th Circuit Court of Appeals and the United States Supreme Court. Mr. Turner is also a member of the District of Columbia Bar, the American Bar Association, the Inter-American Bar Association and the International Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia, and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to November 2002, when he resigned those positions, Mr. Turner served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and “of counsel” to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mining and international law. From January 1996, until his appointment with us in February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who’s Who of international attorneys and mining executives for 2003.

Alvaro Riveros, Director, was appointed as a member of our Board of Directors on January 5, 2004. Mr. Riveros received a Master’s Degree in Electromechanical Engineering from the Werner Siemens School of Engineering in Stuttgart, Germany. He is a registered engineer in Bolivia whose firm, EDICOM, carried out the electromechanical engineering, design and installation for our Cangalli gold recovery plant and mine. EDICOM specializes in electromechanical engineering, design and installation work in mines, mineral recovery plants and smelters in Bolivia, and Mr. Riveros was its president from 2002 to his appointment on our board. Prior to that time, Mr. Riveros was appointed Vice Minister of Industry and Commerce in the Ministry of Economic Development from 2000 to 2002. He was appointed Vice Minister of Natural Resources in the Ministry of Agriculture from 1998 to 2000. From 1997 to 1998, he served as Vice Minister of Planning in the Ministry of Sustainable Development and the Environment. From 1989 through 1997, Mr. Riveros was president of Ximena Gold Mines, Ltd., a gold mining company with hard rock mines at the headwaters of the Tipuani River in Bolivia. Earlier in his career, he had previously served as EDICOM’s president from 1978 to 1988. He was appointed Special Technical Advisor to the President of Venezuela from 1975 to 1978. From 1972 through 1975, he served as Director of Industrial Safety for the Ministry of Labor in Bolivia. Mr. Riveros also worked for Siemens as a project engineer in Venezuela and supervised large industrial projects in Brazil and Bolivia between 1965 and 1972.

Harlan M. (Mac) Delozier II, Director, was appointed to the position of our Administrative Vice President for Bolivian Administration on March 1, 1997. Mr. Delozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. Delozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until 1997, Mr. Delozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to November 2002, when he resigned his position, Mr. Delozier also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia.

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

H. Roy Shipes, Chairman of the Board of Directors (resigned). Mr. Shipes was appointed to our Board of Directors on June 14, 2005 and elected Chairman of the Board on July 19, 2005 and resigned on May 5, 2006. Mr. Shipes worked as a smelter engineer and operation foreman for Phelps Dodge Corporation from 1972 to 1975. He served as vice president and general manager of operations for Southern Peru Copper Corporation, one of the largest copper producers in the world, between 1975 and 1985. He also served as the Chief Executive Officer and general manager of Ok Tedi Mining Ltd. in Papua New Guinea, where he developed one of the largest copper mines in the world without outside contractors, saving shareholders over $500 million between 1985 and 1987. Mr. Shipes founded and operated seven mining and mine services companies, including American Pacific Mining Company, AmPac Mining Southwest, Arimetco International, Suramco Metals, Transoceanic Trading Company, Western Gold Resources and Western Chemicals. All of these companies have been sold successfully to other mining interests from 1987 to the present. He founded Western States Engineering to develop various mining projects and Western Capital Group to fund those projects. Mr Shipes is currently Chief Executive Officer, President and Chairman of the Board of Atlas Precious Metals, Inc. and American International Trading Company, Inc. based in Tucson, Arizona. Both of those companies have extensive operations in Bolivia, including tin, lead, zinc, silver and smelter operations.

H.E.     Gene Dunham, Director (resigned), was appointed as a director on May 10, 2006 and resigned on September 21, 2006. Mr. Dunham has thirty-five years of mining experience in base and precious metals production, engineering and project development management around the world. He has had a distinguished career with major global natural resource companies: Rio Tinto, Plc.; Phelps Dodge Corporation; Suramco Inc.; Anglo American Plc.; De Beers, Ltd.; Anglo Gold Plc.; Perez Companc Corporation and Atlas Precious Metals, Inc. Additionally, Mr. Dunham has extensive experience in the acquisition, financing and development of projects in Bolivia, North America, South America, Europe, Africa, Australia, New Guinea, and Asia Pacific.

William A. Jacobs, Director (resigned), was appointed as a board member on July 31, 2006 and resigned on October 4, 2006. Mr. Jacobs graduated with a degree in mechanical engineering from the Missouri School of Mines and has over forty years of experience in project development and the management of major projects in the mining, manufacturing and chemical industries. His distinguished career in engineering and management has included association with global companies, such as General Motors, Ford, Mattel and Monsanto, and managing projects throughout the United States, Canada, Asia and Mexico. Additionally, since 1995 Mr. Jacobs has been part-owner and project manager for ABK Services, LLC of Tucson, Arizona, a firm engaged in the design and manufacture of process equipment for the mining industry, as well as other engineering projects.

Kevin K. Pfeffer, Director (resigned), Mr. Pfeffer was appointed as a member of our Board of Directors on January 23, 2003 and resigned on December 4, 2006. Mr. Pfeffer received a B.A. in Economics in 1982, and an MBA in Finance and Marketing in 1984, both from the University of Chicago. From 1985 through 1995, Mr. Pfeffer worked for Fannie Mae in Washington, D.C., as the Director of Public Finance, negotiating, structuring and closing structured financings involving income-producing real estate. Mr. Pfeffer closed approximately $4 billion in financing transactions. From 1995 through 1998, Mr. Pfeffer was a Senior Vice President at the merchant banking affiliate of Zurich Insurance and Credit Suisse First Boston, located in New York, New York. Mr. Pfeffer was responsible for the merchant bank’s reinsurance syndications involving mortgage and derivative securities. Mr. Pfeffer retired in 1998 to manage his own investments as a private investor in real estate and public company equities.

None of our directors is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940 with the exception of H. Roy Shipes, our Chairman of the Board (resigned), has since September 7, 2001 been the Chairman of the Board and since June 2, 2004 the Chief Executive Officer of Atlas Minerals, Inc., a Securities and Exchange Commission reporting company.

(b) Identification of significant employees

We have no significant employees other than the officers named above.

(c) Family relationships

No family relationships exist among the officers and directors.

(d) Involvement in certain legal proceedings

On September 1, 2006, our CEO, Terry C. Turner (“the Plaintiff”) filed an action against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah (“the Court”), Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-cv-00738-TC (D. Utah: 2006).  The Complaint sought a temporary restraining order enjoining Defendants, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to Golden Eagle; (d) preventing Defendants from breaching Golden Eagle’s Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.  At the Court’s request, the Defendants agreed not to file the Form 8-K or hold a scheduled Board of Director’s meeting on September 4, 2006 until a hearing on Plaintiff’s motion for temporary restraining order could be heard on September 5, 2006.  On September 5, 2006, such hearing was held and the Court denied Plaintiff’s motion for temporary restraining order since Plaintiff had achieved the purposes of his motion for such an order.

On September 12, 2006 the Plaintiff filed a motion voluntarily dismissing Golden Eagle as a defendant; on September 13, 2006, the Court granted Plaintiff’s motion and dismissed Golden Eagle from the lawsuit. The Court postponed a Preliminary Injunction hearing on September 13, 2006 since many of the issues addressed in Plaintiff’s Complaint had been resolved; however, Plaintiff may seek a Preliminary Injunction hearing from the Court at a later date.

On October 10, 2006 Plaintiff’s motion was granted by the Court to voluntarily dismiss Defendants H.E. Dunham and William A. Jacobs from the lawsuit. The case was subsequently dismissed without prejudice on March 30, 2007.

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

(e)     Audit committee financial expert and Identification of Audit committee

        We do not have an audit committee or an audit committee financial expert.

(f)     Section 16(a) beneficial ownership reporting compliance

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2006.

(g)     Code of ethics

We adopted a Code of Ethics on March 23, 2004, that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling persons, or persons performing similar functions. A copy of the Code was included as an exhibit to this annual report for the period ending December 31, 2003. In addition, our Code of Ethics is available on our web site at www.geii.com under the caption “Investor Relations: Code of Ethics.” A copy of our Code of Ethics is available to any person, without charge, by faxing a request to our Chief Financial Officer at our corporate offices at (801)619-1747.

The Code has not been amended since the filing.

Item 10. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Chief Executive Officer for the years ended December 31, 2004, 2005 and 2006. No other person who currently one of our executive officers, with the exception of our Chief Financial Officer, earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All Other Compensation
Terry C. Turner
CEO, President
	2004	$240,000	$60,000(A)	-	-	$5,247(D)
	2005	120,083)(b)	$60,000(A)	-	-	-
	2006	176,152(b)	$60,000(A)	-	-	-
Tracy A. Madsen
CFO, VP, Secretary & Treasurer	2004	$ 91,000	-	$36,250(C)	-	$ 2,063(D)

	2005	74,167(E)	-	$25,000(C)	-	-
	2006	77,499(E)	-	$22,612(C)	-	$22,755(F)

(A)These bonus payments reflect non-cash debt forgiveness. At December 31, 2006, Mr. Turner owed us $336,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $336,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 that Mr. Turner waived on December 31, 2001). During 2004, 2005 and 2006 Mr. Turner waived $60,000 of unpaid accrued salary each year. The board of directors has approved this arrangement on our behalf. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.

(B)During June 2005, Mr. Turner voluntarily reduced his annual salary by 40% to $150,000 per year not including the cashless bonus described in footnote (A). Additionally, Mr. Turner deferred $53,667 of 2005 salary to be paid when sufficient funds are available. During 2006, Mr. Turner received his annual compensation of $150,000 plus $26,152 in accrued salary that was owed to him from 2005. As of December 31, 2006 Mr. Turner was owed $27,514 in accrued salary. Accrued salaries were expensed during 2005 and carried on the balance sheet under accounts payable.

(C) On November 12, 2003, Mr. Madsen was granted 250,000 shares of restricted stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2003. Shares were valued at $.145 per share based on the closing price on the date of grant. These shares were issued on January 7, 2004. On March 30, 2005 he was granted 965,251 shares of restricted common stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2004. Shares were valued at $.0258 per share based on the closing price on the date of the grant. On August 11, 2006 he was granted 1,726,092 shares of S-8 common stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2005. Shares were valued at $.0131 per share based on the closing price of the stock on the date of the grant.

(D) In accordance with our long-standing policy of allowing spouses of our officers to accompany the officer on selected traveling assignments, we recorded an expense of $7,310 during 2004 and treated it as compensation to the employee.

(E) Mr. Madsen’s annual salary is $91,000. During 2005 he deferred $16,833 of accrued salary to be paid when sufficient funds were available. During 2006 $9,249 of accrued salary was paid to him. As of December 31, 2006, 7,584 in-accrued salary was owed to him. Deferred salaries were expensed during 2005 and carried on the balance sheet under accounts payable.

(F) Mr. Madsen resigned as an officer on August 15, 2006 and was reappointed as an officer on November 14, 2006. During this period of time, we contracted with a company controlled by Mr. Madsen to provide accounting and administrative support. Total fees paid to Avcon services during 2006 were $22,755.

We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer’s responsibilities.

(c)     Options/SAR granted during year ended December 31, 2006

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

(g)     Compensation of directors

We currently have three directors on our Board of Directors. Director’s fees were suspended in approximately June 2004 as a result of the shutdown of our production operations at our Cangalli prospect.

Alvaro Riveros received fees of $7,000 during 2006 reflecting additional services he provided to us as a consultant in Bolivia.

Terry C. Turner is our president and CEO and receives a salary for such duties as discussed above, but received no additional compensation as a director.

Harlan M. (Mac) Delozier is our Vice President for Bolivian Administration and receives salary for his duties and does not receive additional compensation as a director.

H.E. Gene Dunham, Director,served as a director between May 10, 2006 and September 21, 2006. He also served as our Vice President of Operations during this period. Mr. Dunham received compensation of $10,766 for his services.

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

(h)     Employment contracts and termination of employment and change-in-control arrangements

We have an employment contract with Tracy Madsen, our Chief Financial Officer and Vice President for US Administration requiring us to issue him $25,000 in our stock for each year of his employment.

We also had an agreement with Harlan M. (Mac) Delozier, our Vice President for Bolivian Administration, to pay him a retention bonus of 300,000 shares of our stock between the years of 1997 and 2003. Thereafter, we had a verbal commitment to Mr. Delozier to pay him a retention bonus consistent with his position as Vice President requiring us to issue him $25,000 in our stock each year of his employment. This verbal commitment was ratified by the Board of Directors in December 2006. This bonus has not been paid and will be expensed when paid.

We have no other compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of us or a change in the individual’s responsibilities following a change in control.

(i)     Report on repricing of options/SARs

Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2006 or subsequently.

(j)     Additional information with respect to compensation committee interlocks and insider participation on compensation decisions

We do not currently have a compensation committee.

(k)     Board compensation committee report on executive compensation

We do not currently have a compensation committee and no compensation committee report on executive compensation was issued during 2006.

Item 11. Security ownership of certain beneficial owners and management

(a) and (b) Security ownership of certain beneficial owners and management

At December 31, 2006, and subsequently, we had only two classes of outstanding voting securities, our common stock (referred to herein as the “Common Stock”) and Series B Preferred Stock which is convertible into restricted common shares if and when common shares area available. Series B preferred shares have voting rights equivalent of the number of common shares into which the preferred shares may at some point be converted.

The following tables set forth information regarding the ownership of our outstanding common stock as of the filing of this report by: (a) each person known by management to own, beneficially or of record, more than five percent (5%) of our common stock; (b) each director; (c) each executive officer named in the Compensation Table set forth later in this report; and (d) all of our directors and executive officers as a group.

The following tables assume, based on our stock records, that there are 789,999,990 shares of our common stock, $.0001 par value, currently issued and outstanding, plus 10,000,000 shares reserved for the conversion of an outstanding debenture and 2,462,002 Series B Preferred Shares, $.01 par value, issued and outstanding. The Holders of the Series B Shares presently have the right to vote two hundred fifty (250) common shares for every one (1) Series B share held on all matters presented to the common stockholders. The Series B Holders are not required to convert their Series B shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. As indicated above, as of the filing of this report there are 2,462,002 Series B shares outstanding, which will result in 615,500,598 votes by the Series B Holders or 43.8 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. As such, an aggregate of 1,405,493,830 shares will be allowed to vote at our Shareholders’ Meeting as of the date of the date of the filing of this report. The chart below, in the column titled Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares), is also indicative of the percentage of votes represented by the Series B Shares that are entitled to vote at the Special Meeting even prior to the Series B Shares being converted to shares of common stock.

SECURITY OWNERSHIP OF BENEFICIAL OWNER
Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

Kevin Pfeffer (1) 5307 Aerie Ct. Clarksville, Maryland 21029	124,820,685	15.80%	8.88%

Atlas Precious Metals, Inc.(2) 8040 S. Kolb Road Tucson, Arizona 85706	50,000,000	6.33%	3.56%

Golden Eagle Mineral Holdings, Inc.(3) 910 Golden Beach Blvd.Venice, FL 34285	-	-	22.25%

Lone Star Equity Group LLC (4) 6222 Richmond Ave, Suite 540 Houston, TX 77057	-	-	12.14%

Total	174,820,685	22.13%	46.83%

(1)     Kevin Pfeffer resigned as our Director on December 4, 2006.

(2)     H. Roy Shipes, our former Chairman of the Board of Directors, is the President of Atlas Precious Metals, Inc., a Nevada corporation. Mr. Shipes resigned as Chairman of our Board of Directors on May 5, 2006.

(3)     Golden Eagle Mineral Holdings Inc. (“GEMH”), acquired 1,251,090 shares of our Series B preferred stock on December 29, 2007 through the conversion of $1,251,090 of debt and accrued interest.

(4)     Lone Star Equity Group, LLC (“Lone Star”), acquired 682,650 shares of our Series B preferred stock on December 29, 2007 through the conversion of $682,650 of debt and accrued interest. The following table sets forth information as of March 31, 2006, with respect to the ownership of the Common Stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group; and all beneficial owners of more than five percent of the Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT
Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

Terry C. Turner	963,631	0.12%	0.07%
Chief Executive Officer/
President/Chairman
9661 South 700 East
Salt Lake City, Utah 84070

Tracy A. Madsen	2,788,943	0.35%	0.20%
Chief Financial Officer
9661 South 700 East
Salt Lake City, Utah 84070

Harlan M. (Mac) DeLozier	300,000	0.04%	0.02%
Director
9661 South 700 East
Salt Lake City, Utah 84070

Alvaro Riveros	0	0%	0.00%
Director
9661 South 700 East
Salt Lake City, Utah 84070

Officers and Directors as a	4,052,574	0.51%	0.029%
Group

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

(c) Changes in control

The holders of our Contingent Convertible Series B Preferred shares are entitled to 250 votes for each preferred share. If all Series B preferred shares were issued, the Series B preferred shareholders as a group would control 58.75% of our voting rights and if and when common stock became available the would be entitled to convert into 58.75% of the common shares.

(d)     Securities authorized for issuance under equity compensation plans

        See Item 5 above for this disclosure.

Item 12. Certain relationships and related transactions

(a)     Indebtedness

Accrued Compensation. During 1997 through 2001, we did not have the funds to pay salaries to our president, Terry C. Turner. As a result, his salary accrued unpaid through a portion of 2002 when we paid only $103,000 of the $200,000 owed to him during that year.

On December 31, 2001, Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him. During 2002 and 2003, Mr. Turner waived an additional $36,457. During 2004, 2005 and 2006 Mr. Turner waived an additional $60,000 each year respectively of the amount owed to him. As of December 31, 2006 the total sum that we owed Mr. Turner was $336,783 in accrued compensation. Our indebtedness to Mr. Turner is non-interest bearing.

Advances to Mr. Turner. Because we were unable to pay him full salaries from 1997 through the first part of 2002, we assisted Mr. Turner with certain financial obligations and accounted for those payments as loans to him. At July 31, 2002 the total amount due to us from Mr. Turner was $579,021 on a non-interest bearing basis, and no further amounts have been advanced to him since that time, including since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002 that prohibits personal loans to executives or any material modification thereof. There have been no material modifications in the terms of that loan since that date.

Repayment of Loan and Accrued Compensation. The Board of Directors determined that Mr. Turner would receive a $60,000 per year non-cash bonus that is used to pay down notes he owes to us. All repayments are made with after tax dollars. Mr. Turner in turn forgives the portion of the accrued salary that we owe to him in order to keep the note payable and the note receivable in balance. These reductions have occurred in 2005 and 2006 and are expected to continue until both the advances to Mr. Turner and the unpaid salary are reduced to zero. As of December 31, 2006 the total amount owed by Mr. Turner was $336,783 and equaled the amount that we owed to him. For purposes of the consolidated financial statements this note payable and note receivable are netted out to $0.

Current Deferred Compensation. As of December 31, 2006 we owed the following officers accrued compensation that was deferred during 2005.

Officer Deferred Compensation	Position	Amount

Terry C. Turner	President & CEO	$27,514
Harlan M. (Mac) Delozier	VP Bolivia Administration	$20,139
Tracy A. Madsen	CFO VP US Administration	$ 7,584

(b) Loans to Golden Eagle from affiliates

In addition, as described elsewhere in this Annual Report, Mr. Turner, our President/Chief Executive Officer, and other officers have advanced funds to us for operations in Bolivia and to cover overhead in the US.

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end

2006	Kevin Pfeffer	$-	$-	$135,000
	Terry Turner	9,100	(9,000)	100
	Harlan (Mac) Delozier	14,300	-	14,300
	Tracy Madsen	12,000	(9,500)	2,500

2005	Kevin Pfeffer	135,000	-	135,000
	Terry Turner	17,000	(17,000)	-
	Tracy Madsen	25,000	(25,000)	-

Item 13. Exhibits

None

Item 14. Principal accountants fees and services

Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, with respect to the audit of our consolidated financial statements for the years ended December 31, 2006 and 2005. Our Bolivian Subsidiaries were audited by Pozo & Asociados S.R.L. an independent member of Baker Tilly International.

        Audit Fees. In connection with professional services rendered for the audit of our annual financial statements reported under Form 10-K for the year ended December 31, 2005 and the reviews of the second and third quarter 2005 financial statements included in our quarterly reports filed on Form 10-Q for that year, Chisholm Bierwolf & Nilson billed us fees in the aggregate amount of approximately $18,567. Total fees paid to Chisholm, Bierwolf & Nilson for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2006 and for the audit of the 2006 financial statements reported under Form 10-KSB are estimated to be $30,000. In connection with professional services rendered for the audit of our annual financial statements reported under Form 10-K for the year ended December 31, 2005 and the reviews of the 2005 quarterly financial statements included in our quarterly reports filed on Form 10-Q for that year, Pozo & Asociados S.R.L. billed us fees in the aggregate amount of approximately $10,500. Total fees paid to Pozo & Asociados S.R.L. for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2006 and for the audit of the 2006 financial statements reported under Form 10-K are estimated to be $10,800

        In connection with professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005, Gordon Hughes & Banks billed us fees in the aggregate amount of approximately $5,000.

        Audit Related Fees. There were no fees billed in each of the last two fiscal years (ended December 31, 2006 and 2005) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”.

        Financial Information Systems Design and Implementation Fees. We did not pay any fees to Chisholm, Bierwolf & Nilson or Pozo & Asociados S.R.L. for professional services rendered for financial information systems design and implementation as that term is defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

        Tax Fees. The aggregate fees billed in 2005 for professional services rendered by RSG Accounting Services for tax compliance, tax advice, and tax planning were approximately $2,750. The nature of the services for which these fees were received was preparation of tax returns. We estimate the fees to be charged By RSG Accounting Services for the preparation of our 2006 tax returns to be approximately $3,500.

        All Other Fees. During the fiscal years ended December 31, 2006 and 2005, there were no other fees paid Chisholm, Bierwolf & Nilson or Pozo & Asociados S.R.L. for any other auditing or accounting services.

Total Fees.

The total estimated fees charged for all services by Chisholm, Bierwolf & Nilson: During the fiscal year ended December 31, 2006: $30,000 During the fiscal year ended December 31, 2005: $18,567

The total fees charged for all services by Pozo & Asociados S.R.L.: During the fiscal year ended December 31, 2006: $10,800 During the fiscal year ended December 31, 2005: $10,500

The total fees charged for all services by Gordon, Hughes & Banks: During the fiscal year ended December 31, 2006: $0 During the fiscal year ended December 31, 2005: $5,000

        Our Board of Directors has considered the information described in “Financial Information Systems Design and Implementation Fees” and “All Other Fees” above and believes that it is compatible with maintaining the principal accountant’s independence. In each case (commencing after August 1, 2002), the board of directors pre-approved all such services.

        Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent two fiscal years.

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements

(b) Exhibits

The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

3.1	Articles of Incorporation, as amended, incorporated by reference. (1)
3.2	Bylaws, incorporated by reference.
10.1	Series B Convertible Preferred Stock Subscription Agreements, incorporated by reference.
14.1	Code of Ethics, incorporated by reference.
21.1	Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia; Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia; Golden Ealge International, Inc. (Bolivia), incorporated under the laws of Bolivia, all incorporated by reference.
31.1	Certification by the Principal Executive oficer pursuat to Rule 13a-13(a)/15d-14(a)
32.2	Certification by the Principal Executive oficer pursuat to Rule 13a-13(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350
32.2	Certification by the Principal Financial Officer pursuant to Section 1350
99.1	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
99.2	Incorporated by reference from our Form 8-K reporting an event of March 8, 2007.
99.3 .	Incorporated by reference from our Form 8-K(1) reporting an event of February 5, 2007
99.4	Incorporated by reference from our Form 8-K(2) reporting an event of February 5, 2007.
99.5	Incorporated by reference from our Form 8-K reporting an event of January 12, 2007.
99.6	Incorporated by reference from our Form 8-K reporting an event of December 29, 2006.
99.7	Incorporated by reference from our Form 8-K reporting an event of December 4, 2006.
99.8	Incorporated by reference from our Form 8-K reporting an event of October 10, 2006.
99.9	Incorporated by reference from our Form 8-K reporting an event of October 4, 2006.
99.10	Incorporated by reference from our Form 8-K reporting an event of September 21, 2006.
99.11	Incorporated by reference from our Form 8-K reporting an event of September 11, 2006.
99.12	Incorporated by reference from our Form 8-K reporting an event of August 24, 2006.
99.13	Incorporated by reference from our Form 8-K reporting an event of August 15, 2006.
99.14	Incorporated by reference from our Form 8-K reporting an event of July 27, 2006.
99.15	Incorporated by reference from our Form 8-K reporting an event of May 5, 2006.
99.16	Incorporated by reference from our Form 8-K reporting an event of January 5, 2006. .
99.17	Incorporated by reference from our Form 8-K reporting an event of January 3, 2006.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: April 16, 2007

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Chairman of the Board of Directors and Principal Executive Officer Date: April 16, 2007

By: /s/Alvaro Riveros —————————————— Alvaro Riveros Director Date: April 16, 2007

By: /s/ Harlan M. (Mac) Delozier —————————————— Harlan M. (Mac) Delozier Director Date: April 16, 2007

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen MBA, Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer Date: April 16, 2007

Exhibit 31.1 Section 302 Certification

CERTIFICATION

I, Terry C. Turner, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB for the period ended December 31, 2006 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 16, 2007

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

Exhibit 31.2 Section 302 Certification

CERTIFICATION

I, Tracy A. Madsen, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB for the period ended December 31, 2006 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 16, 2007

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Exhibit 32.1 Section 906 Certification

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 16, 2007

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

EXHIBIT 32.2 Section 906 Certification

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 16, 2007

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Golden Eagle International, Inc.

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. and subsdiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 30% and 24% of total consolidated assets as of December 31, 2006 and 2005 respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2006 and is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Eagle International, Inc. and subsdiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
Golden Eagle International, Inc. Bolivia
Golden Eagle International, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International, Inc. at December 31, 2006 and 2005 and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

POZO & ASOCIADOS C.P.A. S.R.L.
NIT. 121611023
Lic. Aud. Enrique Pozo Balderrama
NIT. 271218014
MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
January 31, 2007

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,427	$30,145
Prepaid expenses	20,198	193,223

Total current assets	21,625	223,368

PROPERTY AND EQUIPMENT
Mining equipment and property	978,703	1,383,021
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	529,618	529,618
Mineral properties	1,814,501	1,821,451
Office equipment	118,555	122,794
Vehicles and aircraft	87,018	72,808

	7,508,394	7,909,692
Less accumulated depreciation and impairment	(2,028,618)	(1,803,273)

Total property and equipment	5,479,776	6,106,419

Total Assets	$5,501,401	$6,329,787

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$242,891	$216,463
Accrued expenses	29,056	93,125
Deferred wages	55,237	89,866
Current portion of contract payable	-	40,000
Other notes payable	32,002	1,019,591
Related party payable	151,900	135,000
Convertible debenture	249,000	-
Accrued interest payable	43,634	100,731

Total current liabilities	803,720	1,694,776

Convertible debenture	-	249,000

Total long-term liabilities	-	249,000

Derivative liability-preferred stock	3,977,196	-
Commitments and contingencies	-	-

Total Liabilities	4,780,916	1,943,776

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized
1,988,598 and none issued and outstanding respectively
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
789,999,990 and 744,687,518 issued and
outstanding shares, respectively	79,000	74,469
Additional paid-in capital	49,020,825	48,414,990
Accumulated (deficit)	(48,379,340)	(44,103,448)

Total stockholders' equity	720,485	4,386,011

	$5,501,401	$4,635,011

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	262,820	433,958
General and administration	1,293,741	1,445,258
Depreciation and depletion	54,032	73,542

Total operating expenses	1,610,594	1,952,758

OPERATING (LOSS)	(1,610,594)	(1,952,758)

OTHER INCOME (EXPENSE)
Interest expense	(294,953)	(130,270)
Loss on sale of fixed assets	(109,495)	-
Asset impairment	(286,867)	-
Financing costs preferred stock	(1,988,598)	-
Other income	14,616	44,494

Total other income (expense)	(2,665,298)	(85,776)

Loss before income taxes	(4,275,892)	(2,038,534)
Income Taxes	-	-

NET (LOSS)	$(4,275,892)	$(2,038,534)

Basic (loss) per share	$(0.01)	$(0.00)
Diluted (loss) per share	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	774,969,305	651,870,057
Weighted average shares outstanding - diluted	789,055,466	651,870,057

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,275,892)	$(2,038,534)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	242,276	523,853
Stock issued for exploration and development	80,750	451,093
Services payable in stock	-	(113,100)
Depreciation	54,032	18,216
Loss on sale of assets	109,495	-
Asset Impairment	286,867	-
Assets written off	12,300	55,582
Stock issued for interest	-	7,400
Preferred stock issued for interest	282,015	-
Financing costs - preferred stock	1,988,598	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	173,025	(58,611)
Increase (decrease) in accrued expenses	(64,069)	9,569
Increase (decrease) in accounts payable and accrued wages	(8,201)	198,348
Increase (decrease) in accrued interest	(57,097)	96,030

Net cash flows (used by) operating activities	(1,175,901)	(850,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(72,889)	(93,352)
Proceeds from sales of fixed assets	236,838	-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	35,400	168,000
Repayments to related parties	(18,500)	(56,967)
Proceeds from other notes payable	780,094	23,967
Repayments of other notes payable	(61,100)	-
Payment of contract payable	(40,000)	(160,000)
Proceeds from convertible debentures	-	249,000
Common stock sold	287,340	698,071

Net cash flows provided by financing activities	983,234	922,071

NET (DECREASE) IN CASH	(28,718)	(21,435)
CASH - BEGINNING OF PERIOD	30,145	51,580

CASH - END OF PERIOD	$1,427	$30,145

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
Interest	33,027	19,826
Taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity For the Period January 1, 2005 through December 31, 2006

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balance at January 1, 2005	-	-	$564,361,903	$56,436	$40,622,606	$(42,064,914)	$(1,385,872)

Issued for cash ($.0075 to $.025 per share)	-	-	63,755,666	6,376	691,395	-	698,071
Issued for services ($.013 to $.046 per share)	-	-	27,876,287	2,788	521,065	-	523,853
Issued for exploration and development ($.0187 to $.05 per share)	-	-	17,733,906	1,773	449,320	-	451,093
Issued for financing fee ($.012 to $.06 per share)	-	-	350,000	35	7,365	-	7,400
Issued for acquisition of gold bar and mill ($.06 to $.12 per share)	-	-	20,000,000	2,000	378,000	-	380,000
Issued for contract payablee ($.164 per share)	-	-	609,756	61	99,939	-	100,000
Issued for settlement of lawsuit($.041 per share)	-	-	50,000,000	5,000	2,045,000	-	2,050,000
Reclassification of value of common stock issued for mill	-	-	-	-	3,600,000	-	3,600,000
Net (loss)	-	-	-	-	-	(2,038,534)	(2,038,534)

Balance at December 31, 2005	-	-	744,687,518	$74,469	$ 48,414,990	$ (44,103,448	$ 4,386,011

Issued for cash ($.0075 to $.013 per share)	-	-	30,004,879	3,000	284,339	-	287,341
Issued for services ($.012 to $.0145 per share)	-	-	12,308,063	1,231	241,045	-	242,276
Issued for exploration and development ($.01767 to $.03433 per share)	-	-	2,999,530	300	80,450	-	80,750
Preferred stock issued in exchange for debt	1,703,828	-	-	-	-	-	-
Preferred stock issued in exchange for interest	284,770	-	-	-	-	-	-
Net (loss)	-	-	-	-	-	(4,275,892)	(4,275,892)

Balance at December 31, 2006	1,988,598	$ -	$ 789,999,990	$79,000	$ 49,020,825	$ (48,379,340)	$ 720,485

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (“we,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. Our mining and exploration activities have been in two areas in the Republic of Bolivia. The first area consists of the combined Cangalli and Tipuani Valley gold properties covering 12,000 acres in western Bolivia and contains our recent Cangalli gold mining operations (October 2002 to June 2004). The second area consists of our aggregate Precambrian properties covering 136,500 acres in eastern Bolivia and contains our Buen Futuro A Zone gold and copper project, as well as our B and C Zone gold projects.

Starting in the fourth quarter 2002, we began mining gold bearing ore and selling gold from our Cangalli property. Prior to fourth quarter 2003, we were a mining enterprise in the exploration stage as set forth in Statement of Financial Accounting Standards, “SFAS” No. 7, “Accounting and Reporting by Development Stage Enterprises” and “Industry Guide 7” of the Securities and Exchange Commission’s Guides for the Preparation of Registration Statements and with the Society for Mining, Metallurgy and Exploration’s “Guide for Reporting Exploration Information, Mineral Resources, and Mineral Reserves” dated March 1, 1999.

In June 2004, we discontinued the gold mining operations at our Cangalli property because of a dispute between the United Cangalli Gold Mining Cooperative, Ltd. (UCL), which sold us the Cangalli property, and FENCOMIN, the Bolivian governmental regulator of cooperatives and other Bolivian governmental regulators. The dispute between UCL and the Bolivian government regulators involves a claim by the government that UCL is in arrears on past contributions to the National Mining Pension Fund and that UCL had failed to observe certain legal formalities regarding its formation and ongoing operation. We, and our Bolivian counsel, do not believe the dispute between UCL and the Bolivian government involves Golden Eagle. However, as a legal safeguard against a possible claim or intervention in our mining operation, we halted our mining activity. We currently do not have an expectation for the recommencement of mining activities at our Cangalli gold mine and cannot assure that those activities will ever recommence.

Our current priorities are to develop our Precambrian properties in eastern Bolivia. We are currently operating a pilot gold plant on our C Zone property for the purposes of confirming our exploration efforts to date and determining the correct metallurgy in the zone. We hope to upgrade the C Zone pilot plant to a production plant and begin producing gold for sale during 2007. The construction of a production plant on the C Zone is dependant upon raising capital for construction, which we cannot guarantee at this time. We also continue to develop our Buen Futuro A Zone gold and copper prospect, which is also located in the middle of our Precambrian properties. We are currently working with an engineering company to determine what additional information or exploration may be required to potentially upgrade our Buen Futuro A Zone feasibility study to the status of a bankable feasibility study which we hope will enable us to raise sufficient financing to construct a gold and copper mine and production facility on site and to begin full scale operations. We are unable to offer any assurances that we will be able to complete a bankable feasibility study or raise the necessary financing to construct a mine and plant at Buen Futuro.

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

The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $782,095 as of December 31, 2006 and we have incurred substantial losses of $48,379,340 since our inception. In addition, we discontinued operations at our Cangalli gold mine in 2004. We can provide no detailed time period as to if or when we may recommence operations at Cangalli. As a result we have fully impaired all acquisition costs and capitalized development costs of our Cangalli prospect. We are also developing our Precambrian prospects, which will require significant additional financing or equity funding.

We estimate that we will need to raise approximately $10 million to develop our Buen Futuro A Zone project prior to production under our existing business plan. As a result, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We plan, but cannot assure that we will be able, to obtain additional funds, including private placements of preferred stock, short-term loans, suitable joint venture relationships and long-term debt financing from international development agencies or investors for our Buen Futuro A Zone project.

Note B – Summary of Significant Accounting Policies

Principles of Consolidation
Thefinancial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries Golden Eagle Bolivia Mining, S.A. (inactive), Eagle Mining of Bolivia, Ltd. (inactive), Golden Eagle International, an unincorporated Bolivian entity, and Golden Eagle International, Inc. (Bolivia). All inter-company transactions and balances have been eliminated. Minority interests are not presented since they are not obligated to fund operating losses.

Use of Estimates
Preparationof financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the determination of mineral ore quantities and the depletion expense calculation, useful lives of property and equipment for depreciation, impairment valuations and calculation of any deferred taxes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Reclassifications Certain amounts in 2005 have been reclassified to conform to the 2006 presentation. These reclassifications were not material to the financial statements.

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

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with a major financial institution. The amount on deposit may occasionally exceed the $100,000 federally insured limit. However, management believes that the financial institution is financially sound and the risk of loss is low. Our prepaid expenses consist of value added taxes refundable and amounts held by third parties pending settlement for purchase of goods or services. We believe that the risk of realization is low. Current risk of any trade receivables from sale of minerals is minimized by the short periods for which any such receivables are outstanding. Of our total assets net of depreciation and impairment, $1,493,432 or 27% are located in Bolivia with the $4,007,969 or 73% located in the United States.

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

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and doré. In-process inventories are valued at the lower of average production cost or net realizable value. As of December 31, 2006 and 2005, there was no in-process inventory.

Gold inventories represent processed gold concentrates, doré and ingots. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to us. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2006 and 2005, we held no gold in inventory.

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

Depreciation expense totaled $54,032 and $73,542 for the years ended December 31, 2006 and 2005, respectively.

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

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tonnes of ore that are expected to be mined divided by the total tonnes in proven and probable reserves in the property. Depletion for the years 2006 and 2005 was $0, each year.

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

Long-Lived Assets
We follow Statement of Financial Standard (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. As of December 31, 2006 we fully impaired our property acquisition costs of our Cangalli property as well as the capitalized development cost as a result of our discontinuation of mining operations. See note C for a full description of our impairment.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of gold to the customer and when the collectibility of sales proceeds is assured. Production costs of gold sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. In September 2002, we began mining operations at our Cangalli gold mine. In June 2004, operations were suspended at the Cangalli gold mine due to the previously discussed issues that had arisen between the UCL and Bolivian governmental regulators. As of December 31, 2006 and 2005, no revenues or production costs were recorded.

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

Stock Based Compensation
As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123 (Revised 2004), “Accounting For Stock Based Compensation,” (SFAS 123(R)) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date. No options were granted or outstanding as of December 31, 2006 and 2005.

Beneficial Conversion Feature of Debentures
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. The conversion price of the outstanding debenture was in excess of the market price on the date the debenture was entered into and as such, we believe no beneficial conversion feature applies to this debenture.

(Loss) Per Share Thecomputation of basic earning (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the conversion of preferred stock to common stock and from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. No options or warrants to purchase common shares were outstanding at December 31, 2006 and 2005.

The following table is a reconciliation of basic and diluted weighted average shares for the years ended December 31, 2006 and 2005:

For the years ended December 31,	2006	2005

Net Loss	($ 4,275,892)	($ 2,038,534)
Weighted average shares outstanding - basic	774,969,305	651,870,057
Weighted average shares outstanding - diluted	789,055,466	651,870,057

Basic (loss) per share	(.01)	(.00)
Diluted (loss) per share	($ .01)	($ .00)

The following table is a reconciliation of basic and diluted weighted average shares for the years ended December 31, 2006 and 2005:

For the years ended December 31,	2006	2005

Basic-weighted average shares outstanding	774,969,305	651,870,057
Common stock equivalent-convertible preferred stock	497,149,555	-
Common stock equivalent-convertible debenture	10,000,000	-
Total common stock equivalent-convertible shares	597,149,155	-
Weighted average common stock equivalent-convertible shares	14,086,161	-

Diluted - weighted average shares outstanding	789,055,466	651,870,057

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
During 2006 and 2005 we paid cash for interest of $33,027 and $19,826 respectively. Non-cash investing and financing transactions during the periods consist of the following:

2006
Accrued interest paid with preferred stock-recorded as derivative liability	282,015
Debt paid with preferred stock-recorded as derivative liability	1,706,583
Financing cost of preferred stock-recorded as derivative liability	1,988,598

2005
Accrued interest paid with common stock	5,700
Stock issued for Gold Bar mill and plant	380,000

Effect of New Accounting Pronouncements
In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments an Amendment (FIN 48) of FASB Statements No. 133 and 140. This statement aments FASB No. 133 Accounting for Derivative instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156. Accounting for Servicing of Financial Assets and Amendment of FASB Statement 140. This statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans and Amendment of FASB Statements No 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests are presented on the balance sheet with the total of related depletion and impairment aggregated for mining and equipment assets. An analysis of our mining properties follows:

	2006	2005
Mine development costs	$ 529,618	$ 529,618
Mineral interests	1,814,501	1,827,301

Total mineral interests and development costs	2,344,119	2,356,919
Less: accumulated impairment and depletion of development costs	(490,423)	(490,423)
Less: accumulated impairment and depletion of mineral interests	(962,047)	(675,180)

Net mine development costs	$ 891,641	$ 970,997

Our mining equipment consists of the following:
	2006	2005
Machinery and equipment	$ 803,421	$ 1,198,337
Replacement materials and parts	163,146	174,770
Tools	12,136	9,914

Total mining equipment	978,703	1,383,021
Less: accumulated depreciation	(450,757)	(535,045)

Net mining equipment	$ 527,946	$ 653,697

During 2006 we booked an impairment in the amount of $286,867 of the remaining property acquisition costs of our Cangalli mine site as a result of our inability to recommence operations at the Cangalli mine. This impairment is in addition to the $1,165,603 impairment that we took in 2002 and 2004 as a result of issues that arose among the United Gold Mining Cooperative, Ltd. that had sold us a 5,000-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. These legal disputes, while having nothing to do with us, created an insecure atmosphere at our Cangalli gold mine and raised serious questions about whether formal intervention would occur and substantially hamper operations. While we continue to maintain our claims and may recommence mining and processing operations at Cangalli at some point in the future, we can offer no precise date as to when we may be able to or will begin mining and processing ore at Cangalli. We believe that our best course of action is to put our efforts and financial resources into developing our Precambrian properties in eastern Bolivia prior to recommencing operations at Cangalli. As we do not have a precise time frame for returning to Cangalli, and we cannot guarantee that we will ever be able to recommence operations at our Cangalli mine, we believed the most conservative course of action on an accounting basis was to fully impair all acquisition costs and capitalized development costs of our Cangalli property.

Our mineral interests consist of the following specific properties:

	2006	2005
Precambrian mineral properties	$ 736,500	$ 736,500
Cangalli mineral properties	1,078,001	1,084,951

Total	$1,814,501	$1,821,451

On July 2, 2002, we acquired the Cangalli mining property from UCL, a mining cooperative. The purchase price, capitalized as mineral properties, includes the following components:

Cash	$300,000
Obligations assumed and payable over approximately four years	175,000

Prior contract payments	70,000
Common stock issued	417,047

Total	$962,047

As part of the purchase agreement we agreed to take on certain debt owed by the cooperative. As of December 31, 2005 this obligation totaled $77,359. During 2006 we eliminated this obligation by transferring $161,446 in mining equipment located at Cangalli to the United Cangalli Gold Mining Cooperative, Ltd. in exchange for elimination of $71,113 in debt we owed to the cooperative. This equipment had a book value of $122,320 and we booked a loss on the sale of assets in the amount of $46,320. We were required by the cooperative to pay off this debt prior to removing any of our equipment from the Cangalli mine site.

In June 2003, we acquired 100% of the Buen Futuro mining property located adjacent to Golden Eagle’s other landholdings in the Precambrian Shield. The purchase price was capitalized as mineral properties and includes the following components:

Cash paid	$250,000
Contract payable in cash	40,000
Common stock issued	175,000

Total	$425,000

The Buen Futuro property consists of 2,500 acres. We have met our obligations to pay $250,000 in cash and stock valued at $175,000.. We also were obligated pay an additional $40,000 in cash plus $10,000 in penalty interest in consideration for amending the original agreement and extending the terms of payment. As of December 31, 2006 we owed $6,500 in penalty interest.

In June 2004 we acquired the Gold Bar mill and plant (currently not operating) to be shipped to Bolivia and used to process gold and copper ore at the Buen Futuro prospect. We exchanged 30,000,000 shares of common stock for the mill and valued the transaction at $3.6 million based on the trading price of the stock on the day of closing. In May of 2005 we issued an additional 20,000,000 shares of stock valued at $380,000 in order to amend the original sales agreement which required us to remove the plant from the site outside Eureka, Nevada by June 2005. The amended agreement eliminates this requirement. We estimate that dismantling; shipping and re-erecting the plant at Buen Futuro will cost approximately $3.5 million. We are currently evaluating the possibility of selling the plant as to fund operations in Bolivia or recommence tolling operations at Gold Bar to process ore from other mining companies. We currently do not have estimates for the cost of a tolling operation.

Note D – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2006 and 2005 as follows:

On March 13, 1997, we entered into a $1,000,000 promissory note with Frost National Bank located in Houston, Texas. This promissory note was renewed, modified and extended on a yearly basis and we continued to pay interest on this note on an annual basis through June 29, 2004. On June 29, 2004, we executed an Extension, Modification and Renewal of Promissory note with Frost National Bank in the amount of $995,623.66. This note had an interest rate of prime plus three percent (3%) with an initial rate of seven percent (7%) per annum and was due on or before December 28, 2004. On December 28, 2004, this note was assigned to the Herbert M. Seydler Jr. Trust and the Betty Jane Seydler Trusts (collectively "the Seydler Trust"), who were guarantors of the Frost Bank note. The new note of $995,373 carried a fixed interest rate of eight and one half percent (8.5%) per annum and matured on December 29, 2005. The terms of this note required us to make quarterly principal reductions of $250,000 prior to maturity, which we were unable to pay. On December 30, 2005, we were in default on this note. The default conditions required a default interest rate of eighteen percent (18%) per annum. On September 11, 2006, the Seydler Trust note was acquired by Golden Eagle Mineral Holdings, Inc., a non-affiliated party, and we then owed Golden Eagle Mineral Holdings, Inc. $1,251,090, $995,373 of which was principal and $255,466 of which was accrued interest. On December 29, 2006, we agreed to issue 1,251,090 Series B Shares in exchange for the $1,251,089 that we owed to Golden Eagle Mineral Holdings, Inc. As of December 31, 2006 the balance of this note was $0	$-	$995,624

Interest bearing payable to a former officer and director of ours, secured by our aircraft located in Bolivia, 12% interest per annum, due on demand. During 2006 the aircraft was disassembled, shipped to the United States and reassembled by the note holder. The costs of the transfer as well as other costs relating to the aircraft were added to the note during 2006 in the amount of $69,135. In October 2006 the aircraft was sold to the note holder for $61,100 and the sales price was deducted from the amount due.	32,002	23,967

An interest-bearing note payable to Kevin Pfeffer, a former director. The note bears an interest rate of 8% per annum and is payable upon demand. Mr. Pfeffer resigned from the board on December 4, 2006 and on December 19, 2006 demanded full payment of this note no later than January 12, 2007. As of the date of this report we have not repaid this note and we do not know when we will repay it.	135,000	135,000

A note payable to Terry Turner our Chairman and Chief Executive Officer at 0% interest Funds loaned to us during the year totaled $9,100 with repayments of $9,000.	100	-

A note payable to Harlan (Mac) Delozier our director and Vice President of Bolivian Administration at 0% interest.	14,300	-

A note payable to Tracy Madsen our Chief Financial Officer at 0% interest Funds loaned to us during the year totaled $12,000 with repayments of $9,500.	2,500	-

Convertible debenture to a current shareholder maturing May 2, 2007 bearing interest at 7% per annum. Debenture is convertible into our restricted common stock at $.025 per share. At this time we do not know if the debenture holder will convert the debenture into common shares or require payment of the principal in cash. We have blocked sufficient shares of restricted common stock for a conversion.	249,000	249,000

Total Loans and Notes	432,902	1,403,591

Less: Current maturities	432,902	(1,154,591)

Non-current maturities	$-	$249,000

Deferred salary As of December 31, 2006 we owed the following officers accrued compensation that was deferred during 2005.

Officer Deferred Compensation	Position	Amount

Terry C. Turner	President & CEO	$27,514
Harlan M. (Mac) Delozier	VP Bolivia Administration	20,139
Tracy A. Madsen	CFO VP US Administration	7,584

Total deferred salary		$55,237

Note E – Income Taxes

We have not recorded an income tax provision for 2006 and 2005 due to continued net operating losses.

The following is a reconciliation of the provision for income taxes to income before income taxes computed at the federal statutory rate of 34%:

	2006	2005
Income tax (benefit) at the federal statutory rate	$(1,454,000)	$(693,000)
State income taxes, net of federal benefits	(37,000)	(27,000)
Nondeductible expenses	805,000	182,000
Non-U.S. taxes	267,000	228,000
Effect of net operating loss	419,000	310,000

Net	$ --	$ --

Deferred tax assets and liabilities are as follows:

Deferred tax asset:	2006	2005
Net operating loss	$ 3,685,940	$ 3,304,120
Valuation allowance	(3,685,940)	(3,304,120)

Net	$ --	$ --

The change in the deferred tax asset valuation allowance as of December 31, 2006 and 2005 is as follows:

Valuation allowance:	2006	2005
Beginning valuation allowance	$(3,304,120)	$(3,929,500)
Change in allowance	381,820	625,380

Ending valuation allowance	$(3,685,940)	$(3,304,120)

The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss (“NOL”) carry forward. We had NOLs of approximately $10.2 million and $9.7 million at December 31, 2006 and 2005, respectively, which expire in 2007 through 2027. These NOLs are subject to annual utilization limitations due to prior ownership changes.

Note F – Stockholders’ Equity

Common Stock
During 2005, 63,755,666 shares of common stock were sold to various individuals in a private placement at prices ranging from $.0075 to $.025 per share for total proceeds of $698,071. During 2005, 27,876,287 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.013 to $.046 for total value of $523,853. During 2005, 17,733,906 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.0187 to $.05 for total value of $451,093. During 2005, we issued 350,000 shares of common stock at a prices ranging from $.012 to 06 per share to an individual in exchange for accrued interest of $7,400. During, 2005, we issued 20,000,000 shares at a price of $.019 per share for a total of $380,000 for additional acquisition costs of the Gold Bar mill and plant located outside of Eureka, Nevada, which we anticipate we will move to our Buen Futuro claim in Bolivia. During 2005, we issued 609,756 shares at a price of $.164 for a total value of $100,000 as part of the contract payment for acquisition of the Buen Futuro claim. During 2005 we issued 50,000,000 shares of stock as settlement of a lawsuit at a price of $.041 per share valued at $2,050,000. This settlement was expensed in 2004 but the shares were not issued until 2005.

During 2006, 30,004,879 shares of common stock were sold to various individuals in a private placement at prices ranging from $.0075 to $.013 per share for total proceeds of $287,341. During 2006, 12,308,063 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.012 to $.0145 for total value of $242,276. During 2006, 2,999,530 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.01767 to $.03433 for total value of $80,750.

Stock Compensation Plan
On November 4, 2005 we filed an S-8 registration statement with the SEC to issue up to 30 million shares at the direction of the Board of Directors for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock.

Preferred stock
On December 29, 2006, our board approved and adopted a resolution establishing the rights, preferences, privileges and restrictions of, and the number of shares comprising, our Series B Contingent Convertible Preferred Stock. This series consists of 4,500,000 shares of Preferred Stock of the Corporation and was designated the Series B Contingent Convertible Preferred Stock (“Series B Stock”). The Series B Certificate of Designation requires us to use our best efforts to amend our Articles of Incorporation to increase our authorized common shares so that the Series B Holders can convert their Series B Shares into shares of our common stock. Our agreements with the Series B Holders also require us to use our best efforts to increase our authorized common stock so that the Series B Holders can convert their Series B Shares into shares of our common stock at a ratio of two hundred fifty (250) common shares for every one (1) Series B Share held should they desire to do so. The certificates representing the Series B Shares, as well as the shares of common stock issuable upon conversion of the Series B Shares, will be restricted securities and certificates representing the shares will bear a restrictive legend. Each Series B Holder is entitled to two hundred fifty (250) votes per Series B Share for matters presented to a vote of our common stockholders. Additionally, if we amend our Articles of Incorporation to increase our authorized common stock, each Series B Share will be convertible into two hundred fifty (250) shares of our common stock.

Since 1997, we have entered into loan agreements (“the Loan Agreements”) (as described below) with Dewey L. Williams and The Dewey L. Williams Profit Sharing Plan and Trust; Lone Star Equity Group, LLC; Mary A. Erickson; the Betty Jane Seydler Trust/Herbert M. Seydler, Jr. Trust; and Golden Eagle Mineral Holdings, Inc. (collectively referred to as “the Lenders”). We used the proceeds from these loans for working capital and general corporate expenses. Because we were in default or imminent default of our obligations to the Lenders and were unable to pay the amounts due, it was necessary for us to re-negotiate our payment obligations. At the time of our negotiations, we had insufficient common stock authorized to offer shares of our common stock to the Lenders; as such, they agreed to accept Series B Shares in exchange for an aggregate amount of $1,988,598, which we owed to them. Each Series B Share was valued at one dollar ($1.00).

Accordingly, on December 29, 2006, we entered into four separate Series B Contingent Convertible Preferred Stock Subscription Agreements (“Subscription Agreement” or “Subscription Agreements”) with the Lenders, which obligate us to issue an aggregate of 1,988,599 shares of the Series B Shares in exchange for the amounts that we then owed to the Lenders. The Subscription Agreements terminate the loan agreements and debt obligations to the now Series B Holders according to the conditions set forth in the Series B Certificate of Designation.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Derivative Liability
As there are currently no common shares in which to convert and we can offer no assurances as to when and if there will be shares in which to convert we have classified these preferred shares as a derivative liability rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on December 29, 2006 for our common shares was $.008. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares the accounting rules of beneficial conversion applied. As a result, we expensed the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $1,988,598. As there is no time limit or period designated for the preferred shares the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability incurred during 2006 is $3,977,196. If and or when these preferred shares are converted into common stock the entire amount of the derivative liability of $3,977,196 will be transferred to equity and will increase the amount of stockholders equity. Additionally if during 2007 or beyond any of the remaining 4,500,000 series B common shares are sold a similar derivative liability will be incurred until which time they are converted into common shares and transferred to equity.

Note G – Related Party Transactions

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2006, the outstanding balance of these advances totaled $336,783. However, as of December 31, 2006, we also owed our president $336,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation at $60,000 each year in a cashless bonus and forgave $60,000 in accrued salary each year. These notes net each other out and are not carried on the balance sheet

In 2003, we purchased the Buen Futuro property from a relative of our consultant and principal consulting geologist.

Our officers and directors made the following loans to the company during 2006;

Affiliated Lender	Loan Amount	(Repayments)	Outstanding Balance at Year End

Terry Turner	$9,100	$(9,000)	$100
Harlan (Mac) Delozier	14,300	-	14,300
Tracy Madsen	12,000	(9,500)	2,500

Total	$35,400	$(18,500)	$16,900

Note H – Commitments and Contingencies

Office Leases
Our executive offices in Salt Lake City, Utah are located 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,451 per month on a three-year, renewable lease that expires in July 2008. Our lease, however, does allow us to terminate at the end of one year for a $2,790 penalty and at the end of year two for a $1,395 penalty.

We also lease 150 square meters of office space in Santa Cruz, Bolivia, which we consider our Bolivian headquarters. This lease, which expires October 31, 2006, is for $500.00 per month. Additionally we lease a warehouse in Santa Cruz, Bolivia totaling 360 square meters for $165.00 per month, which expires on July 31, 2007. Prior to 2006 we leased office space in La Paz, Bolivia as our Bolivian headquarters. During 2006 we closed our last remaining office space in La Paz and moved all Bolivian administrative activities to Santa Cruz, Bolivia.

Our leases are summarized as follows:

Location	Size	Monthly Rent	Lease Expiration

Salt Lake City, UT	1,183 square feet	July 31, 2008	$1,451
Santa Cruz, Bolivia	150 square meters	June 30, 2007	500
Warehouse Santa Cruz, Bolivia	360 square meters	July 31, 2007	165

			$2,075

The following schedule shows the composition of total remaining commitments for office leases as of December 31, 2006

Years ending December 31,
2007	$5,310
2008	-
2009	-
2010	-
2011	-

Total	$5,310

Rent expense for the years ended December 31, 2006 and 2005 was approximately $26,169 and $21,632 respectively.

Other Commitments
Under our agreement with the seller of Buen Futuro, we agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. We also agreed to invest $1 million in exploration of Buen Futuro by 2006. We have expended approximately $140,000 under the agreement. Also in the agreement, we committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe the purchase of the Gold Bar mill and plant during 2004 and 2005, which was recorded in the amount of $3,980,000, satisfies this commitment, if and when we ultimately commence production at Buen Futuro. On May 20, 2005 we entered into an amended agreement with the seller whereby we agreed to pay a $1,500 per month production penalty if we were not in production by November 23, 2005 and a $3,000 per month production penalty if we were not in production by November 26, 2006.

In order to relocate the Gold Bar mill and plant to Buen Futuro and to develop Buen Futuro to the point it can begin production, we estimate we will need to raise and spend approximately $10,000,000. At this point in time we have no immediate plans to return our Cangalli mine to full production. If and when we are able to recommence operations at Cangalli, we estimate the costs to be approximately $300,000 to $500,000.

Note I – Subsequent Events

Subsequent to December 31, 2006, we entered into the following transactions regarding our Series B Contingent Convertible Preferred Stock and commitments regarding our common stock:

On February 5, 2007 on Form 8-K we disclosed the purchase of 300,000 shares of our Contingent Convertible Series B Preferred shares to seven different accredited investors for $300,000.

On February 6, 2007, we sold 81,274 Contingent Convertible Series B Preferred shares to Dewey Williams, at $1.00 per share or an aggregate of $81,274.

On February 6, 2007, we granted 12,103 Contingent Convertible Series B Preferred shares to nine key employees (eight in Bolivia and one in the U.S.), that were neither officers nor directors, as a retention bonus at $1.00 per share or an aggregate of $12,103.

On February 6, 2007, we converted a promissory note dated January 3, 2007 for $60,000 into 60,000 Contingent Convertible Series B Preferred shares for the benefit of Lone Star Equity Group, LLC, at $1.00 per share or an aggregate of $60,000.

On March 27, 2007, we sold 30,000 Contingent Convertible Series B Preferred shares to Steve Olsen at $1.00 per share or an aggregate of $30,000.

On March 28, 2007, we sold 25,000 Contingent Convertible Series B Preferred shares to Joseph Smith at $1.00 per share or an aggregate of $25,000.

On March 30, 2007, we sold 25,000 Contingent Convertible Series B Preferred shares to Stuart Rubin at $1.00 per share or an aggregate of $25,000.

In every case above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. Our reliance on Regulation S was based on the fact that some of the purchasers were non-residents of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale and that no common shares, at the time of sale, were available for conversion.

On April 11, 2007, we entered into two convertible promissory notes with two of our officers with effective dates of February 6, 2007 on which date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. The notes in each case were for $50,000, have a term of 2 years and were convertible to our common stock at the closing price for our common stock on February 6, 2007 of $.009, if and when our shareholders authorize additional shares of common stock. Our Board of Directors elected to use convertible promissory notes to meet our commitment to these officers for retention bonuses in common stock because we did not have common stock available and any grant of our Series B Contingent Convertible Preferred Stock to these officers would have granted them a favorable treatment and a beneficial conversion interest that would not have been in accordance with our Code of Conduct and Ethics.

On March 9, 2007 we announced that we had signed an agreement for a $1 million loan for the expansion of our C Zone pilot plant into a full-scale commercial production plant. We plan to use the loan proceeds to incrementally expand the plant capacity to five hundred cubic meters (approximately 1,000 tonnes) per day on our C Zone gold project in eastern Bolivia. Golden Eagle received an initial deposit of $100,000 in loan proceeds, with the commitment of the payment of additional sums contingent on the completion by the lender of due diligence at any time within the 60-day period following the execution of the lending agreement. In addition, within this due diligence period we must provide the lender with a Certification Regarding Final Feasibility of our C Zone expansion, which is still pending before final construction could begin. As of the date of this filing we have received $64,384 under this commitment.

Back to Table of Contents