Form 10KSB/A
period 2006-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2007-05-02
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

(a)(1) How We Are Organized

5

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

On April 11, 2007, as part of our auditor's confirmation process, our auditor received correspondence form Kevin K. Pfeffer, a former member of our board of directors, threatening to bring a legal action against us and our Chief Executive Officer, Terry C. Turner, for having paid a portion of our existing debt with shares of our Series B preferred stock. Additionally, Mr. Pfeffer threatened us that he would ask a bankruptcy court to appoint a trustee to force repyament of funds that he loaned to us and legal fees that he expended in the action discussed above; however, in that same correspondence, Mr. Pfeffer states that he would accept preferred stock as payment for all funds owned to him. We do not believe that Mr. Pfeffer's claims have any merit or that we could be forced into bankruptcy by the actions that Mr. Pfeffer has threatened against us; however, in the event of any such action that Mr. Pfeffer may take, we would zealously defend ourselves and our Chief Executive Officer against any claims. Additionally, we would consider couterclaims against Mr. Pfeffer regarding his conduct while serving as a member of our board of directors.

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

From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to us on a short-term basis to conserve our cash for other purposes including:

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

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available which are detailed as follows:

To accomplish our strategy we intend to:

o	Obtain estimated financing of $1.0 million for the costs pertaining to the construction and operation of a 1,000-tonne per day processing plant on our C Zone gold project and to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. On March 9, 2007 we completed an agreement for a $1 million loan for the expansion of our C Zone pilot plant into a full-scale commericals production plant. We plan to use the loan proceeds to incrementally expand the plant capacity to five hundred cubic meters (approximately 1,000 tonnes) per day on our C Zone gold project in eastern Bolivia. We have received an initial deposit of $61,732 in loan proceeds, with the commitment of the payment of additional sums contingent on the completion by the lender of due diligence at any time during the 60-day period following the execution of the lending agreement. In addition, within this due diligence period we must provide the lender with a Certification Regarding Final Feasibility of our C Zone expansion, which is still pending before final construction could begin.

o	Obtain third party, independent advice from Washington Group International, Inc. regarding any required improvements to our existing reserve report and feasibility study of our Buen Futuro A Zone project. On February 13, 2007 we signed an agreement with Washington Group International for due diligence and an initial evaluation of our feasibility work to date.

o	Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We anticipate that this additional work may cost between $500,000 and $1,000,000, which we will need to raise for this purpose. Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine if the Gold Bar mill and plant should be dismantled, shipped to eastern Bolivia and re-erected on our Buen Futuro A Zone site, or if a new plant should be built on-site.

o	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. Should further due diligence, evaluation and feasibility work indicate that the Gold Bar mill and plant should be used in Bolivia, we intend to dismantle the plant located outside of Eureka, Nevada, ship it to eastern Bolivia, and re-erect the mill and plant on the Buen Futuro A Zone site. We estimate approximate costs of $10,000,000 to bring the Gold Bar mill and plant into production in Bolivia, however, those costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

o	Determine, should the initial due diligence and evaluation study indicate that a mill and processing plant be built from scratch on the Buen Futuro A Zone, whether we intend to either sell the Gold Bar mill and plant and use the proceeds for new mill and plant construction on the A Zone, or consider the possibility of performing contract milling and processing at the current Gold Bar site in Nevada. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed.

o	Determine, should the current Buen Futuro A Zone due diligence and evaluation study indicate that it is not in the our best interest to move the Gold Bar mill and plant to Bolivia, whether we should look seriously at other alternatives to selling the facility in its entirety. The region around our Gold Bar mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1,000,000 to bring Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs.

o	Maintain our mining claims on the remainder of the Buen Futuro site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

o	Continue our discussions with government officials in Bolivia's new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

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

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: May 2, 2007

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Chairman of the Board of Directors and Principal Executive Officer Date: May 2, 2007

By: /s/Alvaro Riveros —————————————— Alvaro Riveros Director Date: May 2, 2007

By: /s/ Harlan M. (Mac) Delozier —————————————— Harlan M. (Mac) Delozier Director Date: May 2, 2007

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen MBA, Corporate Secretary- Treasurer, Principal Financial Officer and Principal Accounting Officer Date: May 2, 2007

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

Date: May 2, 2007

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

Date: May 2, 2007

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

Date: May 2, 2007

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

Date: May 2, 2007

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

On March 9, 2007 completed an agreement for a $1 million loan for the expansion of our C Zone pilot plant into a full-scale commercial production plant. We plan to use the loan proceeds to incrementally expand the plant capacity to five hundred cubic meters (approximatley 1,000 tonnes) per day on our C Zone gold project in eastern Bolivia. We have received an initial deposit of $61,732 in loan proceeds, with the commitment of the payment of additional sums contingent on the completion by the lender of due diligence at any time during the 60-day period following the execution of the lending agreement. In addition, within this due diligence period we must provide the lender with a Certification Regarding Final Feasibility of our C Zone expansion, which is still pending before final construction could begin.

Back to Table of Contents