Form 10QSB
period 2007-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2007-05-21
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2007

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

[ ] Yes [ X ] No

At May 15,2007 there were 789,999,990 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended March 31, 2007 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006. The terms “the Company,” “we,” “our” or “us” refer to Golden Eagle International, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) volatility of gold and copper prices on the commodity markets may negatively effect our potential revenues; (b) because our common stock is a penny stock and we lack an established market for our securities, you may have difficulty selling your securities; (c) our common stock is subject to price volatility; (d) we are subject to environmental risks that may lead to additional costs and disruptions in our operations; (e) our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection , which may cause disruptions or termination of our operations; (f) if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan and recommence mining operations; (g) we may be dependent upon mining related third parties; (h) there is substantial doubt about our ability to continue as a going concern; (i) our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a minimum $10 million investment; and (j) should our shareholders not approve of an increase in our authorized shares, we will have no shares available for our business needs and we may be subject to a lawsuit by our Series B Contingent Convertible Preferred Stock shareholders for their inability to convert their Series B Shares into shares of our common stock, which could force us into bankruptcy or otherwise adversely effect our business, operating results, financial condition, cash flows and ability to service our indebtedness.

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

From our inception, we have not been profitable. We have financed our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli claims (when we were in production on those claims) and to acquire and maintain our other prospects, in addition to allowing us to meet our administrative obligations. We have at times encountered difficulties in meeting our obligations to pay our bills timely. We currently have various obligations that are past due. We have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations.

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

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

o	Worldwide commodity prices, including gold and copper and their price volatility;

o	Worldwide and local commodity prices for petroleum-related products, chemicals and solvents;

o	The nationalization of the Bolivian oil and gas fields by the President of Bolivia on May 1, 2006, which may lead to further destabilization in Bolivia;

o	Threatened increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax) the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims (while Bolivia’s President Evo Morales signed a presidential decree on May 1, 2007 clarifying and guaranteeing the rights of current mining concession holders, his administration has yet to secure final legislation regarding any increase in any of the foregoing national taxes that may bear on mining);

o	Threatened changes in the Bolivian Mining Code that may result in unanticipated consequences and impacts and related increased costs of conducting mining operations in Bolivia (please see the note in the preceeding bullet point regarding the Presidential Decree of May 1, 2007, which has not resolved whether the issue of whether there may be additional changes to the Bolivian Mining Code that may increase the costs of conducting mining operations);

o	The Bolivian Constitutional Convention, for which electors were elected in July of 2006, and which continues to the date of this report, may produce changes to Bolivia’s Political Constitution that may result in unanticipated consequences and impacts;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics; and

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

Assets.

As of March 31, 2007, we had total net assets of $5,676,789 compared to total assets of $5,501,402 as of December 31, 2006. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $118,418 as of March 31, 2007 from $21,625 as of December 31, 2006. This $96,793 increase was the result of an increase in cash of $90,836 to $92,263 as of March 31, 2007 compared to $1,427 as of December 31, 2006. Prepaid expenses increased by $5,957 to $26,155 at March 31, 2007, from $20,198 at December 31, 2006.

Fixed Assets	March 31, 2007	December 31, 2006

Mining equipment	$ 909,451	$ 978,703
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	621,280	529,618
Mining properties	1,853,991	1,814,501
Office equipment	107,038	118,555
Vehicles	87,018	87,018
Accumulated depreciation and depletion and Impairment	(2,000,406)	(2,028,618)

Fixed assets net	$ 5,676,789	$ 5,479,777

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively effect our operations and potential revenues. These commitments are:

1)	Our accounts payable and accrued expenses of $208,939, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due.

2)	Our other notes payable totaling $260,921 payable to non-affiliates, as follows,

o	$32,002.04 for a loan on an aircraft. During the fourth quarter 2006, we sold the aircraft to the lender and used the proceeds of the sale to reduce the amount of the note. The remaining balance is the amount remaining due.

o	$228,919.31 payable to a shareholder accruing interest at 8% per annum and payable upon demand.

3)	Our notes payable to officers and directors are as follow:

o	$135,000 payable to Kevin Pfeffer, a former director, which accrues interest at 8% and is payable upon demand. On December 19, 2006, Mr. Pfeffer made a written demand that this note, plus accrued interest, be paid in full no later than January 12, 2007. On April 11, 2007, as part of the audit confirmation process, our auditor received a letter from Mr. Pfeffer threatening to bring a legal action against us and our Chief Executive Officer, Terry C. Turner, for having paid some of our existing debt with shares of our Series B preferred stock. In addition, Mr. Pfeffer threatened in his correspondence to ask the bankruptcy court to appoint a trustee so that he might be repaid funds loaned to us and legal fees that he expended in the federal lawsuit, Turner v. Golden Eagle, Kevin K. Pfeffer, et al, Civil Action No.2:06-cv-00738-TC (D. Utah; 2006), discussed below in Part II, Item I, Legal proceedings. However, in that same correspondence, Pfeffer states that he would accept preferred stock as payment for all funds owed to him. On April 24, 2007 we offered to pay the principal balance of the note and all accrued interest, together with Mr. Pfeffer's legal fees, with our Series B Preferred stock. Nevertheless, Mr. Pfeffer declined our offer because of conditions that our management deemed acceptable for a possible settlement with Mr. Pfeffer, such as the settlement serving as the full and final resolution of any and all disputes between Mr. Pfeffer, us and our Chief Executive Officer. In addition, we required as part of the proposed settlement that Mr. Pfeffer trickle out any sales of our common stock over the next 2-year period in compliance with the volume requirements of Rule 144 promulgated under the Securities Act of 1933.

We do not believe that we could be forced into bankruptcy by Mr. Pfeffer's actions and would zealously defend ourselves and our Chief Executive Officer against any claims by Pfeffer, or a group led by him, as well as counterclaiming for damages caused by Mr. Pfeffer's conduct while serving as a member of our board of directors that we believe would exceed any amounts owed to him.

As indicated above, in addition to the note owed to Mr. Pfeffer, he has made a claim for $27,769.85 for legal fees he incurred while he was our director in connection with a lawsuit referenced above that our Chief Executive Officer brought against Mr. Pfeffer. This amount is included in our accounts payable.

o	On April 11, 2007, we entered into two convertible promissory notes with two of our officers with effective dates of February 6, 2007, which is the date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. These notes were each for $50,000, have a term of 2 years, and were convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009, if and when our shareholders authorize additional shares of common stock. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use convertible promissory notes to meet our commitment to these officers for retention bonuses in common stock because we did not have common stock available and any grant of our Series B Contingent Convertible Preferred Stock to these officers would have granted them a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics.

4)	Our debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matures on May 2, 2007, and is convertible into our common stock. Aloha Holdings, Inc.'s principal shareholder/officer, Mark Delong, died during the first quarter of 2007. On or about April 20, 2007, we received correspondence from the administrator of Mr. Delong's estate stating that the administrator is conducting an inventory of Mr. Delong's assets and determining, under the terms of the debenture, whether to exercise the option of converting the debenture in whole or in part, or solely the accrued interest in whole or in part, into as many securities as equals the dollar amount to be converted at $0.025 per share of our common stock. We had the option of redeeming the debenture at the due date of the debenture; however, we did not do so.

5)	Our obligation to pay accrued interest on notes and contracts payable in the amount of $49,640. Interest on these notes is expensed each quarter and accrued.

6)	Our obligation to pay $45,030 on a Convertible Note Payable to the law firm of Burns, Figa & Will. This note is for legal services provided to us during 2004 and 2005, which we have been unable to pay. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock if and when common shares may become available. As the conversion price of $.004 was less than the market price on the date of the note of $.009 a beneficial conversion of $.009 per share applied for a total of $56,288. As this note has a five year maturity the total beneficial conversion amount will be amortized over a five year period or until the note is converted to common shares. During the three month period ending March 31, 2007, $1,675 was amortized to financing costs.

7)	Our obligation for monthly lease payments of $1,451 per month for our Salt Lake City, Utah office. We have the option of canceling the remaining two-year terms of our lease by paying a two-month penalty of $2,902.On July 31, 2007, our early termination penalty will decline to $1,451. Additionally we have an obligation to make monthly lease payments of $500 per month for our Santa Cruz, Bolivia office. Our Santa Cruz, Bolivia lease expires on June 30, 2007. We are also obligated to pay $165 per month through July 31, 2007 for our Santa Cruz, Bolivia warehouse rent.

8)	Our obligation to pay to the Bolivian government mining claim fees for 2008 through 2013. We paid the 2007 claim fees in February of 2007. The claim fees on our Buen Futuro claims for the next five years, beginning in February of 2008, will increase to approximately $ $102,063 per year. Also in February of 2008, the claim fees on our Tipuani-Cangalli property will increase to approximately $4,513 per year. All mining claim payments have been made for 2007. As of February 2008 we will have total required annual mining claim payments of approximately $106,587 per year.

9)	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we are required to pay a penalty of $3,000 per month until we are in production at Buen Futuro. We have classified these payments as a contractual obligation. As each time period passes these payments are expensed along with a consulting fee of $3,000 per month in cash and $2,000 per month in common stock that we are obligated to pay to the seller of the property as a consulting fee, until such time that we are in production.

10)	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $564,166 in the region qualify to be applied against this obligation, leaving a remaining obligation of $435,834.

11)	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

12)	We believe that our cost to dismantle, ship our Gold Bar mill and plant, and re-erect it in Bolivia, will be approximately $3,500,000. While it continues to be part of our business plan, we are under no contractual obligation to do so; as such, we do not include these estimated costs in the chart appearing below. The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$ 208,939	$ 208,939	$ -	$ -
Other Notes Payable	260,921	260,921	--	--
Related Party Payable	235,000	235,000
Debenture Payable	249,000	249,000
Convertible Notes Payable	45,030	45,030
Accrued Interest	49,640	49,640	--	--
Building Leases	5,062	5,062
Mining Claim Fees	426,348	--	213,174	213,174
Production Penalties consulting fees	300,000	60,000	120,000	120,000
Buen Futuro Exploration	435,834	435,834

Total Contractual Cash Obligations	$2,215,774	$1,068,562	$814,038	$333,174

Costs to maintain our properties have higher priority than other current capital requirements, which have led to some of our creditors being on a delayed-payment schedule.

Should we be unable to obtain third party funding in excess of $10,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period and move the Gold Bar Mill and plant and commence mining at Buen Futuro, which will necessitate our attempting to negotiate additional extensions with our creditors. In the event that we have to negotiate additional extensions, there is no assurance that we will successful in doing. Historically, we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

In the past we have generated funding through the private placement sale of restricted stock to accredited investors and through loans. We have now reached our authorized share limit of 800,000,000 shares. Any additional share issuances or sales will require the approval of additional authorized shares by shareholder vote at a shareholders’ meeting. We can offer no assurances that we will be able to increase the number of authorized shares. Failure to increase our authorized shares will limit our ability to raise additional capital. We may, however, continue to receive loans to meet our operating requirements as we have done to date, but there can be no assurances that this will be the case. Although we have preferred shares available for issue, we also can offer no assurances that we will be able to obtain authorization from our existing shareholders to increase our authorized common shares, which would limit our ability to raise capital through the issuance of preferred shares or additional common shares.

Derivative liability

We issued 1,988,599 shares of Series B preferred stock on December 29, 2006 in exchange for debt. During January, February and March 2007, we issued 473,404 shares of Series B preferred stock for cash and to employees. A total of 2,452,003 shares of Series B preferred stock have been issued as of March 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock if and when there are common shares available to convert. As there are currently no common shares available to convert, and we can offer no assurances as to when and if there will be shares to convert, we have classified these preferred shares as a derivative liability of $2,462,003, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $2,981,923. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability is $5,445,572. If and when these preferred shares are converted into common stock the entire amount of the derivative liability of $5,445,572 will be transferred to equity and will increase the amount of our stockholders’ equity. Additionally, if during 2007, or beyond, any of the remaining 4,500,000 Series B preferred shares are sold, a similar derivative liability will be incurred until which time they are converted into common shares and transferred to equity. The breakdown of the derivative liability is as follows;

Derivative Liability	Series B Pref	Financing Cost	Derivative Liability

Quarter ended December 31, 2006	$1,988,599	$1,988,599	$3,977,198
Quarter ended March 31, 2007	473,404	994,970	1,468,374

Total	$2,462,003	$2,981,923	$5,445,572

Equity

Stockholders equity declined to ($817,314) as of March 31, 2007 from $720,486 as of December 31, 2006. The primary reason for this decline was the classification of the issuance of Series B preferred stock and the resulting financing cost as a derivative liability. Should common shares become available at some point for the conversion of the preferred shares, the derivative liability would be reclassified as additional paid-in capital. Had the conversion occurred prior to March 31, 2007 total stockholders’ equity would have been $4,628,258 for the period ending March 31, 2007.

Results of Operations

The following sets forth certain information regarding our results of operations for the three months ending March 31, 2007 compared with the same period in 2006

(b) Three Months Ended March 31, 2007/Three Months Ended March 31, 2006

Revenues. During the three months ended March 31, 2007 and March 31, 2006, we had revenues of $0.

Operating Loss.  Operating losses increased by $42,366 or 8.6% to $532,446 for the three months ended March 31, 2007, from $490,080 for the three months ended March 31, 2006.  The increased loss was primarily due to additional exploration and development costs related to the operation of our pilot plant on the C Zone and the evaluation of our Buen Futuro Resource and Reserve Report.

Exploration and Development Expenses. Exploration and development costs increased by $62,849 or 68.7% to $154,384 for the three months ended March 31, 2007, from $91,535 for the comparable 2006 period.  Exploration and development costs increased as a result of the operation of our pilot plant on the C Zone, which we are currently operating to process material obtained from our exploration efforts on our B and C zones to refine our recovery processes. We also paid $125,000 during the quarter ended March 31, 2005 in connection with a contract with Washington Group International, Inc. for the evaluation of our Buen Futuro Resource and Reserve Report.

General & Administrative Expenses. General and administrative expense decreased by $12,528 or 3.3% to $ 370,842 for the three months ended March 31, 2007 from $383,370 during the three months ended March 31, 2006.  The decrease in our general administrative expense is primarily attributable to continued cost controls following the shutdown of our Cangalli operations in 2004.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $7,956 or 52.4% to $7,219 during the three months ended March 31, 2007 from $15,175 during the same period in 2006.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended March 31, 2007 decreased by $30,703 or 72.8% to $11,473 from $42,176 during the same 2006 period.  The decrease was due to the conversion of $1,988,598 of debt and accrued interest to Series B preferred stock during the fourth quarter of 2006.

Financing costs. During the three month period ended March 31, 2007, we incurred financing costs on the issuance of preferred stock in the amount of $994,970. This expense was the result of the sale of 461,301 shares of our Series B preferred stock at a price of $1.00 per share to 11 persons and entities and issuing 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares.  Each Series B share is convertible into 250 shares of our common stock or an aggregate of 118,351,043 common shares.  The Series B preferred shares carry a conversion provision, which allows each Series B preferred share to be converted into 250 restricted common shares, which reflects a converted cost of $.004 per common share. As this conversion rate was less than the market price on the date of conversion, the difference between the conversion price and market price is multiplied by the number of converted shares with the total being expensed as a financing cost. While we currently have no common shares available in which to convert the Series B preferred shares, if and when shares are available and the conversion takes place, the derivative liability created by the financing costs will be converted to equity. We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever. As there are 4,500,000 shares of Series B convertible stock authorized if we issue any additional Series B preferred stock at a conversion price less than market on the day of issuance we will incur additional financing costs.

Net Loss.  Net loss for the three-month period ended March 31, 2007 increased by $1,037,636 or 207% to $1,537,799 from $500,163 during the same 2006 period.  The increase was due to non-cash financing costs related to the issuance of Series B Convertible Preferred stock and an increase in exploration and development costs related to Buen Futuro A Zone property and our B &C Zone exploration and pilot plant. Without the inclusion of financing costs, net loss would have increased by $42,637 to $542,800 during the three-month period ended March 31, 2007 compared to the same period in 2006.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 as we had a significant working capital deficit as of December 31 2006 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. We cannot continue to satisfy our current cash requirements for a period of twelve months through our existing capital. We anticipate total operating expenditures of approximately $2,500,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $500,000; and

o	C Zone production plant construction of $1,000,000.

Our current cash balance of $92,263 as of March 31, 2007 will satisfy our cash requirements for approximately one month. If necessary, we intend to raise additional cash by means of debt and equity financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any. At the date of this filing, we have not comtemplated seeking any protection in bankruptcy and have always been able to resolve our pending liabilities satisfactorily. However, we cannot guarantee that this will always be the case in the future.

We do not know and cannot determine which, if any, of these actions we will be forced to take. Please take note that if any of these foregoing events occur, you could lose your entire investment in our shares.

No Revenues from our Bolivian operations.

We have had no revenues from our Bolivian operations since June 2004. We were forced to cease production from our Cangalli prospect because of a local farmer’s strike and legal issues not associated with our operations that resulted from the failure to comply with Bolivian labor law, which impacted negatively on the quiet enjoyment of our mining rights. We have no assurance when, if ever, we will be able to recommence production from the Cangalli prospect.

We have yet to produce revenues from our Precambrian properties in eastern Bolivia or our Buen Futuro prospect found in those properties. On October 31, 2006, we began preliminary pilot operations on our C Zone gold deposit on our Precambrian claims in eastern Bolivia. The operation is processing gold bearing material from our C Zone exploration program in order to determine the size of the mineralization and to refine the processes and metallurgy required to expand into production.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statements No. 133 and 140. This statement amends FASB No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans and Amendment of FASB Statements No 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

Plan of Operations

Our current strategy is to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2007. We are pursuing this development by obtaining third party engineering, mining and geological advice regarding our feasibility and exploration studies by a major independent mining and engineering firm. In February 2007 we entered into an agreement with Washington Group International, Inc., an international engineering, construction, and management company, to carry out the necessary due diligence work to advise us regarding our Resource and Reserve Report. We may ask this engineering firm to determine if our Gold Bar mill and plant should be moved to our A Zone Buen Futuro project in eastern Bolivia, or if a new mill and plant should be built on site. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required.

During 2007, we have also been performing exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C zone, which we have used to refine the metallurgical process on the mineralization in the zone. Once feasibility work and pilot plant operations are completed, and if the final results are positive, we intend to implement the recommended mine plan, to construct the recommended recovery circuit and enter into operations by mid to late 2007.

Finally, we intend to maintain our Cangalli and Tipuani Valley properties. However, no efforts will be made to recommence operations at the Cangalli mine in the foreseeable future. All of our efforts and financial resources are focused on developing our Precambrian properties in eastern Bolivia.

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available, which are detailed as follows:

To accomplish our strategy we intend to:

1.	Obtain estimated financing of $1.0 million for the costs pertaining to the construction and operation of a 1,000-tonne per day processing plant on our C Zone gold project and to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. On March 9, 2007, we announced that we had signed an agreement for a $1 million loan for the expansion of our C Zone pilot plant into a full-scale commercial production plant. We plan to use the loan proceeds to incrementally expand the plant capacity to five hundred cubic meters (approximately 1,000 tonnes) per day on our C Zone gold project in eastern Bolivia. We received an initial deposit of $86,732 in loan proceeds, with the commitment of the payment of additional sums contingent on the completion by the lender of due diligence at any time within the 60-day period following the execution of the lending agreement. In addition, within this due diligence period we must provide the lender with a certification regarding final feasibility of our C Zone expansion, which is still pending before final construction could begin. On May 9, 2007 we completed a Modification and Extension Agreement with the lender, Golden Eagle Mineral Holding, Inc. , which provides for an additional 45-day extension of the due diligence period. Subject to the due diligence, this agreement provides that the principal loan amount of $1,000,000 is to be paid by Golden Eagle Mineral Holding, Inc. to us, as follows: (a) $86,732, which we have already received; (b) $250,000 to be received by May 23, 2007; (c) $250,000 to be received upon delivery by us to Golden Eagle Mineral Holding, Inc. of the Certification Regarding Final Feasibility at any time within the 45-day extension to the due diligence period referred to above; and (d) $413,268 to be received within 30 days of the delivery of the Certification Regarding Final Feasibility by us to Golden Eagle Mineral Holding, Inc..

2.	Obtain third party, independent advice from Washington Group International, Inc. regarding any required improvements to our existing reserve report and feasibility study of our Buen Futuro A Zone project. On February 13, 2007, we signed an agreement with Washington Group International for due diligence and an initial evaluation of our feasibility work to date.

3.	Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We anticipate that this additional work may cost between $500,000 and $1,000,000, which we will need to raise for this purpose. Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine if the Gold Bar mill and plant should be dismantled, shipped to eastern Bolivia and re-erected on our Buen Futuro A Zone site, or if a new plant should be built on-site.

4.	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. Should further due diligence, evaluation and feasibility work indicate that the Gold Bar mill and plant should be used in Bolivia, we intend to dismantle the plant located outside of Eureka, Nevada, ship it to eastern Bolivia, and re-erect the mill and plant on the Buen Futuro A Zone site. We estimate approximate costs of $10,000,000 to bring the Gold Bar mill and plant into production in Bolivia; however, those costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

5.	Determine, should the initial due diligence and evaluation study indicate that a mill and processing plant be built from scratch on the Buen Futuro A Zone, whether we intend to either sell the Gold Bar mill and plant and use the proceeds for new mill and plant construction on the A Zone, or consider the possibility of performing contract milling and processing at the current Gold Bar site in Nevada. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed.

6.	Determine, should the current Buen Futuro A Zone due diligence and evaluation study indicate that it is not in our best interest to move the Gold Bar mill and plant to Bolivia, whether we should consider other alternatives to selling the facility in its entirety. The region around our Gold Bar mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence the Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and its potential benefits.. We estimate that it will take approximately $1,000,000 to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs.

7.	Maintain our mining claims on the remainder of the Buen Futuro site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

8.	Continue our discussions with government officials in Bolivia’s new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first three months of 2007.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer who also acted as our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, who also acted as the Company’s Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the past quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

On September 1, 2006, our Chief Executive Officer, Terry C. Turner, as the Plaintiff in a federal district court action, filed an action against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah (“the Court”), Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-cv-00738-TC (D. Utah; 2006). The Complaint sought a temporary restraining order enjoining the Defendants in the action, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to us; (d) preventing Defendants from breaching our Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.  At the Court’s request, the Defendants agreed not to file the Form 8-K or hold a scheduled Board of Director’s meeting on September 4, 2006 until a hearing on Plaintiff’s motion for a temporary restraining order could be heard on September 5, 2006.  On September 5, 2006, such hearing was held and the Court denied Plaintiff’s motion for temporary restraining order since Plaintiff had achieved the purposes of his motion for such an order.

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

On April 11, 2007, as part of our auditor’s confirmation process, our auditor received correspondence from Kevin K. Pfeffer, a former member of our board of directors, threatening to bring a legal action against us and our Chief Executive Officer, Terry C. Turner, for having paid a portion of our existing debt with shares of our Series B preferred stock.  Additionally, Mr. Pfeffer threatened us that he would ask a bankruptcy court to appoint a trustee to force repayment of funds that he loaned to us and legal fees that he expended in the action discussed above; however, in that same correspondence, Mr. Pfeffer states that he would accept preferred stock as payment for all funds owed to him.  We do not believe that Mr. Pfeffer’s claims have any merit or that we could be forced into bankruptcy by the actions that Mr. Pfeffer has threatened against us; however, in the event of any such action that Mr. Pfeffer may take, we would zealously defend ourselves and our Chief Executive Officer against any claims.  Additionally, we would consider counterclaims against Mr. Pfeffer regarding his conduct while serving as a member of our board of directors.

Item 2. Unregistered sales of equity securities and use of proceeds

During January, February and March of 2007, we sold 461,301 shares of our Series B preferred stock at a price of $1.00 per share to 11 persons and entities and issued 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares.  Each Series B share is convertible into 250 shares of our common stock or an aggregate of 118,351,043 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever. These sales have been previously reported on form 8-K on February 14, 2007 and 10-KSB/A on May 2, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the quarter ended March 31, 2007.

Item 5. Other Information:

Political Developments in Bolivia

On May 1, 2007 Bolivian President Evo Morales signed Presidential Decree 29117 assuring that all mining concessions existing at the time of that Decree will be respected and will remain in effect, including our 136,500-acre Precambrian landholding in eastern Bolivia. That landholding also hosts our smaller C Zone eluvial gold project on which we have operated a pilot recovery plant for the past 7 months testing the mineralized material within the C Zone. The Presidential Decree 29117 of May 1, 2007 also designated all unclaimed mineral resources within the national territory as a Mining Fiscal Reserve to be administered by Bolivia’s national mining company, COMIBOL. As indicated above, this portion of the decree does not interfere in any respect with any mining concession existing at the time of the decree, and in fact reinforces those privately held rights as inviolable.

Shareholder's Meeting

We will attempt to hold a Special Shareholders' Meeting by June 29, 2007

Item 6. Exhibits:

Exhibits required by Item 601 of Regulation SB

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer May 21, 2007

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2007 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

/s/ Terry C. Turner —————————————— Terry C. Turner, President Principal Executive Officer Acting Principal Financial Officer Date: May 21, 2007

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2007 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer Date: May 21, 2007

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 21, 2007

/s/ Terry C. Turner

Terry C. Turner
President and Principal Executive Officer
Acting Principal Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO

SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 21, 2007

/s/ Tracy A. Madsen

Tracy A. Madsen
Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$92,263	$1,427
Prepaid expenses	26,155	20,198

Total current assets	118,418	21,625

PROPERTY AND EQUIPMENT
Mining equipment and property	909,451	978,703
Plant and Mill-Idle	3,980,000	3,980,000
Mine development costs	621,280	529,618
Mineral properties	1,853,991	1,814,501
Office equipment	107,038	118,555
Vehicles and aircraft	87,018	87,018

	7,558,778	7,508,395
Less accumulated depreciation and impairment	(2,000,406)	(2,028,618)

Total property and equipment	5,558,371	5,479,777

Total Assets	$5,676,789	$5,501,402

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$193,469	$242,891
Accrued expenses	15,470	29,056
Deferred wages	-	55,237
Other notes payable	260,921	32,002
Related party payable	235,000	151,900
Convertible Debenture	249,000	249,000
Accrued interest payable	49,640	43,634

Total current liabilities	1,003,500	803,720

Convertible note payable	45,030	-

Total long-term liabilities	45,030	-

Derivative liability-preferred stock	5,445,572	3,977,196
Commitments and contingencies	-	-

Total liabilities	6,494,103	4,780,916

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;10,000,000 shares authorized,
2,462,002 and 1,988,598 issued and outstanding respectively	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
789,999,990 issued and outstanding shares, respectively	79,000	79,000
Additional paid-in capital	49,020,825	48,020,825
Accumulated (deficit)	(49,917,139)	(48,379,339)

Total stockholders' equity	(817,314)	720,486

Total Liabilities and Stockholders' Equity	$5,676,789	$5,501,402

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended (Unaudited)

	March 31, 2007	March 31, 2006

REVENUES	$-	$-

OPERATING EXPENSES
Exploration & development	154,384	91,535
General and administration	370,842	383,370
Depreciation and depletion	7,219	15,175

Total operating expenses	532,446	490,080

OPERATING (LOSS)	(532,446)	(490,080)

OTHER INCOME (EXPENSE)
Interest expense	(11,473)	(42,176)
Financing costs preferred stock	(994,999)	-
Other income	1,118	32,093

Total other income (expense)	(1,005,354)	(10,083)

Loss before income taxes	(1,537,800)	(500,163)
Income Taxes	-	-

NET (LOSS)	(1,537,800)	(500,163)

Basic (loss) per share	(0.00)	(0.00)
Diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding-basic	789,999,990	751,198,936
Weighted average shares outstanding-diluted	1,377,235,019	751,198,936

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)

	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,537,800)	$(500,162)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	12,103	42,257
Stock issued for exploration and development	-	74,749
Depreciation	7,219	15,175
Loss on sale of assets	-	10,185
Assets written off	5,848	1,291
Financing costs-preferred stock	994,999	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	(5,957)	55,865
Increase (decrease) in accrued expense	(13,586)	(3,414)
Increase (decrease) in accounts payable	(59,627)	10,325
Increase (decrease) in accrued interest	6,006	39,201

Net cash flows (used by) operating activities	(590,795)	(254,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(91,662)	(54,750)
Proceeds from sale of fixed assets	-	-

Net cash flows provided by (used) in investing activities	(91,662)	54,750

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	100,000	153,000
Repayments to related parties	(16,900)	-
Proceeds from other notes payable	228,919	-
Repayments of other notes payable	-	(34,500)
Preferred stock sold	461,274	-
Common stock sold	-	56,400

Net cash flows provided by financing activities	773,320	174,900

NET (DECREASE) IN CASH	90,836	(24,788)
CASH - BEGINNING OF PERIOD	1,427	30,145

CASH - END OF PERIOD	$92,263	$5,357

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for

Interest	5,468	2,975
Taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended December 31, 2006.

Note B – Organization and Nature of Business

For a complete description of our mineral prospects and the organization and nature of our business, please see our Form 10-KSB for the year ended December 31, 2006.

Going Concern Considerations
The 2006 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of March 31, 2007 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. We are operating a pilot processing plant on our C Zone property in eastern Bolivia’s Precambrian Shield. The purpose of the pilot plant is to process gold bearing ore obtained from our exploration of our C Zone project and to refine our recovery processes. We have obtained a loan commitment in the amount of $1 million dollars for the construction of a full-scale production plant. Final funding of this financing commitment is pending awaiting final due diligence by the lender. In order to commence full-scale operations on our C zone prospect in eastern Bolivia, begin construction on a new or relocated plant on our A Zone or whether we resolve the issues affecting our Cangalli operation, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications
Certain amounts for the three months ended March 31, 2006 have been reclassified to conform to the March 31, 2007 presentation. These reclassifications were not material to the financial statements. During the three months ended ended March 31, 2007 we classified $91,662.46 of exploration and development costs as a deferred asset until such time as we enter into production and these costs will be amortized. This deferred asset is included under the classification of mineral properties. While it is our policy to only capitalize exploration and development costs on properties which have proven or probable reserves, we believe that the Buen Futuro property has reached a mineralization level which we believes justifies the capitalization of certain exploration and development costs.

Note C – (Loss) Per Share

The computation of basic earning (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the conversion of preferred stock to common stock and from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. No options or warrants to purchase common shares were outstanding at December 31, 2007 and 2006.

For the three months ended March 31,	2007	2006

Net Loss	($ 1,537,800)	($ 500,163)
Weighted average shares outstanding - basic	789,999,990	751,198,936
Weighted average shares outstanding - diluted	1,377,235,019	751,198,936
Basic (loss) per share	(.00)	(.00)

Diluted (loss) per share	($ .00)	($ .00)

The following table is a reconciliation of basic and diluted weighted average shares for the years ended December 31, 2006 and 2005:

For the three months ended March 31,	2007	2006

Basic - weighted average shares outstanding	789,999,990	751,198,936
Common stock equivalent - convertible preferred stock	615,500,598	-
Common stock equivalent - convertible debenture	10,000,000	-

Total common stock equivalent - convertible shares	625,500,598	-

Weighted average common stock equivalent-convertible shares	587,235,029	-

Diluted - weighted average shares outstanding	1,377,235,019	751,198,936

Note D – Issuance of Series B Convertible Preferred Stock

During the quarter ended March 31, 2007, we raised $461,301 from the sale of 461,301 shares of our Series B Convertible Preferred Stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 12,103 shares of Series B Convertible Preferred Stock to eight employees in Bolivia and one employee in the United States valued at $12,103. Each preferred share is convertible into 250 common shares if and when additional common shares are available.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

		Three Months Ended March 31,

	2007	2006

Issuance of Series B preferred stock to employees	$12,103	$ -

Cash paid for interest for the three months ended March 31, 2007 and 2006 was $5,468 and $2,975, respectively.

Note F – Notes Payable

We have notes payable totaling $789,951 as detailed below

(1)	We have other notes payable totaling $260,921.35 payable to non-affiliates. Other notes payable are made up as follows,

(a)	$32,002.04 for a loan on an aircraft. During the fourth quarter 2006, we sold the aircraft to the lender and used the proceeds of the sale to reduce the amount of the note. The remaining balance is the amount remaining due.

(b)	$228,919.31 payable to a shareholder accruing interest at 8% per annum and payable upon demand.

(2)	Our notes payable to officers and directors and former directors total $235,000 are as follow;

(a)	$135,000 payable to Kevin Pfeffer, a former director which accrues interest at 8% and is payable upon demand. On December 19, 2006 Mr. Pfeffer made a demand that this note, plus accrued interest, be paid in full no later than January 12, 2007. On April 11, 2007, as part of the audit confirmation process, our auditor received a letter from Kevin K. Pfeffer, a former member of our board of directors, threatening to bring a legal action against us and our CEO, Terry C. Turner, for having paid some of our existing debt with shares of our Series B preferred stock. In addition, Pfeffer threatens in his correspondence to ask the bankruptcy court to appoint a trustee so that he might be repaid funds loaned to us and legal fees that he expended in the action discussed above. However, in the same correspondence, Pfeffer states that he would accept preferred stock as payment for all funds owed to him. On April 24, 2007 we offered to pay the principal balance of the note and all accrued interest with our Series B Preferred stock but our offer was declined by Mr. Pfeffer because of conditions that our management deemed acceptable for a possible settlement with Mr. Pfeffer, such as the settlement serving as the full and final resolution of any and all disputes between Mr. Pfeffer, us and our Chief Executive Officer In addition, we required as part of the proposed settlement that Mr. Pfeffer trickle out any sales of our common stock over the next 2-year period in compliance with the volume requirements of Rule 144 promulgated under the Securities Act of 1933. We do not believe that we could be forced into bankruptcy by Pfeffer’s actions and would zealously defend ourselves and our CEO against any claims by Pfeffer, or a group led by him, as well as counterclaiming for damages caused by Pfeffer’s conduct while serving as a member of our board of directors that we believe would exceed any amounts owed to him. In addition to the note owed to Mr. Pfeffer, he has made a claim for $27,769.85 for fees he incurred while a director of the company, including legal fees. This amount is included in accounts payable.

(b)	On April 11, 2007, we entered into two convertible promissory notes with two of our officers with effective dates of February 6, 2007 on which date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. The notes in each case were for $50,000, have a term of 2 years and were convertible to our common stock at the closing price for our common stock on February 6, 2007 of $.009, if and when our shareholders authorize additional shares of common stock. Our Board of Directors elected to use convertible promissory notes to meet our commitment to these officers for retention bonuses in common stock because we did not have common stock available and any grant of our Series B Contingent Convertible Preferred Stock to these officers would have granted them a favorable treatment and a beneficial conversion interest that would not have been in accordance with our Code of Conduct and Ethics. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied.

(3)	Our debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum maturing on May 2, 2007, and is convertible into our common stock. Aloha Holdings, Inc.‘s principal shareholder/officer, Mark Delong, died during the first quarter of 2007. On or about April 20, 2007, we received correspondence from the administrator of Mr. Delong’s estate that the administrator is conducting an inventory of Mr. Delong’s assets and determining, under the terms of the debenture, whether to exercise the option of converting the debenture in whole or in part, or solely the accrued interest in whole or in part, into as many securities as equals the dollar amount to be converted at $0.025 per share of our common stock. We had the option of redeeming the debenture at the due date of the debenture; however, we did not do so.

(4)	We have a convertible note payable to Burns, Figa and Will in the amount of $45,030.43 maturing on February 6, 2007 and bearing an interest rate of 12%. The holder may convert the principal balance and accrued interest into common stock at a price of $.004 and is convertible into 11,257,608 shares of common stock if and when common shares may become available. AS the conversion price of $.004 was less than the market price on the date of the note of $.009 a beneficial conversion of $.009 per share applied for a total of $56,288. As this note has a five year maturity the total beneficial conversion amount will be amortized over a five year period or until the note is converted to comon shares. During the three month period ending March 31, 2007, $1,675 was amortized to financing costs.

Note G – Preferred Stock

During January, February and March of 2007, we sold 461,301 shares of our Series B preferred stock at a price of $1.00 per share to 11 persons and entities and issued 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares.  Each Series B share is convertible into 250 shares of our common stock or an aggregate of 118,351,043 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever. There are currently 2,462,003 shares of Series B Convertible Preferred Stock outstanding

Note H – Derivative liability

We issued 1,988,598 shares of Series B preferred stock on December 29, 2006 in exchange for debt. During January, February and March we issued 473,404 shares of Series B preferred stock for cash and to employees. A total of 2,452,002 shares of Series B preferred stock have been issued as of March 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 common restricted shares if and when there are common shares available in which to convert. As there are currently no common shares in which to convert, and we can offer no assurances as to when and if there will be shares in which to convert, we have classified these preferred shares as a derivative liability rather than equity in the amount of $2,462,002. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $2,981,922. As there is no time limit or period designated for the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability is $5,445,572. If and when these preferred shares are converted into common stock the entire amount of the derivative liability of $5,445,572 will be transferred to equity and will increase the amount of our stockholders’ equity. Additionally, if during 2007, or beyond, any of the remaining 4,500,000 Series B preferred shares are sold, a similar derivative liability will be incurred until which time they are converted into common shares and transferred to equity. The breakdown of the derivative liability is as follows;

Derivative Liability	Series B Preferred Shares	Financing Cost	Derivative Liability

Quarter ended December 31, 2006	$1,988,598	$1,988,598	$3,977,196
Quarter ended March 31, 2007	473,002	993,324	1,466,326

Total	$2,462,002	$2,983,570	$5,445,572

Back to Table of Contents