Form 10-Q
period 2007-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2007-08-16
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2007

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

[ ] Yes [ X ] No

At June 30, 2007 there were 789,999,990 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the six months ended June 30, 2007 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

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

From our inception, we have not been profitable. We have financed our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli claims (when we were in production on those claims from our fourth quarter of 2002 through our second quarter of 2004) and to acquire and maintain our other prospects, in addition to allowing us to meet our administrative obligations. We have at times encountered difficulties in meeting our obligations to pay our bills timely. We currently have various obligations that are past due. We have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations.

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

Uncertainties and Trends

Our possible revenues are dependent now, and in the future, upon the following factors:

o	Worldwide commodity prices, including gold and copper and their price volatility;

o	Worldwide and local commodity prices for petroleum-related products, chemicals and solvents;

o	The nationalization of the Bolivian oil and gas fields by the President of Bolivia on May 1, 2006, which may lead to further destabilization in Bolivia;

o	Threatened increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax), the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims (while Bolivia's President Evo Morales signed a presidential decree on May 1, 2007 clarifying and guaranteeing the rights of current mining concession holders, his administration has yet to secure final legislation regarding any increase in any of these taxes that may impact mining activities in Bolivia);

o	Threatened changes in the Bolivian Mining Code that may result in unanticipated consequences and impacts and related increased costs of conducting mining operations in Bolivia;

o	The Bolivian Constitutional Convention, for which electors were elected in July of 2006, and which continues to the date of this report, may produce changes to Bolivia's Political Constitution that may result in unanticipated consequences and impacts;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics; and

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

Assets.

As of June 30, 2007, we had total net assets of $6,161,543 compared to total assets of $5,501,402 as of December 31, 2006. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $555,262 as of June 30, 2007 from $21,625 as of December 31, 2006. This $533,637 increase was the result of an increase in cash of $533,036 to $534,463 as of June 30, 2007 compared to $1,427 as of December 31, 2006. Prepaid expenses increased by $601 to $20,799 at June 30, 2007, from $20,198 at December 31, 2006.

Fixed Assets
	June 30, 2007	December 31, 2006

Mining equipment	$ 919,567	$ 978,703
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	673,307	529,618
Mining properties	1,850,520	1,814,501
Office equipment	109,312	118,555
Vehicles	87,018	87,018
Accumulated depreciation and depletion and Impairment	(2,013,443)	(2,028,618)

Fixed assets net	$ 5,606,281	$ 5,479,777

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively effect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $151,940, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due.

2.	Our other notes payable totaling $116,704 payable to non-affiliates are as follow:

o	$32,002.04 for a loan on an aircraft. During the fourth quarter 2006, we sold the aircraft to the lender and used the proceeds of the sale to reduce the amount of the note. The $32,002 balance is the amount remaining due.

o	$84,702 payable to a shareholder accruing interest at 8% per annum and payable upon demand.

3.	Our note payable in the amount of $135,000 to a former director, Kevin Pfeffer, the details of which are located in Part II, Item 1. Legal Proceedings and a claim by Mr. Pfeffer for $27,769.85 for legal fees, which is included in accounts payable, that he incurred while he was our director in connection with the lawsuit that our Chief Executive Officer brought against Mr. Pfeffer, as discussed I Part II, Item 1., Legal Proceedings.

4.	Our debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007: and is convertible into our common stock. Aloha Holdings, Inc.‘s principal shareholder/officer, Mark Delong, died during the first quarter of 2007. On or about April 20, 2007, we received correspondence from the administrator of Mr. Delong’s estate stating that the administrator is conducting an inventory of Mr. Delong’s assets and determining, under the terms of the debenture, whether to exercise the option of converting the debenture in whole or in part, or solely the accrued interest in whole or in part, into as many securities as equals the dollar amount to be converted at $0.025 per share of our common stock. We had the option of redeeming the debenture at the due date of the debenture; however, we did not do so. On May 16, 2007, we sent correspondence to the estate administrator (a) informing him that we were currently unable to repay the principal of the convertible debenture; (b) proposing that the note either be converted into 10,000,000 shares of our common stock as already provided for in the convertible debenture or that we be granted an additional one year extension to repay the principal. As of the date of filing this Form 10-QSB, we have not received a response from the estate administrator to our May 16, 2007 correspondence. We continue to pay interest on the convertible debenture as it becomes due in accordance with the terms of the convertible debenture.

5.	Our obligation to pay accrued interest on notes and contracts payable in the amount of $57,355. Interest on these notes is expensed each quarter and accrued.

6.	Our obligation to pay $145,030 in convertible notes payable, as follows:

o	A Convertible Note Payable to the law firm of Burns, Figa & Will. This note is for legal services provided to us during 2004 and 2005, which we have been unable to pay. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock if and when common shares may become available. As the conversion price of $.004 was less than the market price on the date of the note of $.009 a beneficial conversion of $.009 per share applied for a total of $56,288. As this note has a five-year maturity the total beneficial conversion amount will be amortized over a five-year period or until the note is converted to common shares. During the three-month period ending March 31, 2007, $1,675 was amortized to financing costs.

o	On April 11, 2007, we entered into two convertible promissory notes with two of our officers with effective dates of February 6, 2007, which is the date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. These notes were each for $50,000, have a term of 2 years, and each were convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009, if and when our shareholders authorize additional shares of common stock. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use convertible promissory notes to meet these retention bonus commitments because we did not have common stock available and any grant of our Series B Contingent Convertible Preferred Stock to these officers would have granted them a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics.

7.	Our obligation for monthly lease payments of $1,451per month for our Salt Lake City, Utah office that will increase to $1,507 per month beginning August 1, 2007. We have the option of canceling the remaining two-year terms of our lease by paying a two-month penalty of $3,014. On July 31, 2007, our early termination penalty will decline to one month’s lease payment of $1,507. Additionally we have an obligation to make monthly lease payments of $500 per month for our Santa Cruz, Bolivia office. Our Santa Cruz, Bolivia lease expired on June 30, 2007. We are also obligated to pay $165 per month through July 31, 2007 for our Santa Cruz, Bolivia warehouse rent.

8.	Our obligation to pay to the Bolivian government mining claim fees for 2008 through 2013. We paid the 2007 claim fees in February of 2007. The claim fees on our Buen Futuro claims for the next five years, beginning in February of 2008, will increase to approximately $102,063 per year. Also in February of 2008, the claim fees on our Tipuani-Cangalli property will increase to approximately $4,513 per year. All mining claim payments have been made for 2007. As of February 2008, we will have total required annual mining claim payments of approximately $106,587 per year.

9.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we are required to pay a penalty of $3,000 per month until we are in production at Buen Futuro. We have classified these payments as a contractual obligation. As each time period passes these payments are expensed along with a consulting fee of $3,000 per month in cash and $2,000 per month in common stock that we are obligated to pay to the seller of the property as a consulting fee, until such time that we are in production.

10.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $564,166 in the region qualify to be applied against this obligation, leaving a remaining obligation of $435,834.

11.	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

12.	We estimate that our cost to dismantle, ship our Gold Bar mill and plant, and re-erect it in Bolivia, will be approximately $3,500,000. While it continues to be part of our business plan, we are under no contractual obligation to do so; as such, we do not include these estimated costs in the chart appearing below.

        The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$151,940	$151,940	$-	$-
Other Notes Payable	116,704	116,704	-	-
Related Party Payable	135,000	135,000	-	-
Debenture Payable	249,000	249,000	-	-
Convertible Notes Payable	145,030	145,030	-	-
Accrued Interest	57,355	57,355	-	-
Building Leases	3,179	3,179	-	-
Mining Claim Fees	426,348	-	213,174	213,174
Production Penalties consulting fees	300,000	60,000	120,000	120,000
Buen Futuro Exploration	435,834	435,834	-	-

Total Contractual Cash Obligations	$2,020,390	$773,178	$914,038	$333,174

Costs to maintain our properties have higher priority than other current capital requirements, which have led to some of our creditors being on a delayed-payment schedule.

Should we be unable to obtain third party funding in excess of $10,000,000, it is unlikely we will be able to meet the above commitments over the next 3-year period and move the Gold Bar Mill and plant and commence mining at Buen Futuro, which will necessitate our attempting to negotiate additional extensions with our creditors. In the event that we have to negotiate additional extensions, there is no assurance that we will successful in doing so. Historically, we have financed our capital requirements through the sale of our gold production, which ceased in May 2004, and through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate additional positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

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

Derivative liability

We issued 1,988,599 shares of Series B preferred stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B preferred stock for cash from investors and 12,103 shares of Series B preferred stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B preferred stock for cash and for the conversion of debt. A total of 3,425,963 shares of Series B preferred stock have been issued as of June 30, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock if and when there are common shares available to convert. As there are currently no common shares available to convert, and we can offer no assurances as to when and if there will be shares to convert, we have classified these preferred shares as a derivative liability of $3,425,963, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,390,645. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability is $9,816,608. If and when these preferred shares are converted into common stock the entire amount of the derivative liability of $9,816,608 will be transferred to equity and will increase the amount of our stockholders’ equity. Additionally, if during 2007, or beyond, any of the remaining 4,500,000 Series B preferred shares are sold, a similar derivative liability will be incurred until which time they are converted into common shares and transferred to equity. The breakdown of the derivative liability is as follows;

Derivative Liability	Series B Preferred Shares	Financing Cost	Derivative Liability

Quarter ended December 31, 2006	$1,988,599	$1,988,599	$3,977,198

Quarter ended March 31, 2007	473,404	994,970	1,468,374

Quarter ended June 30, 2007	963,960	3,407,076	4,371,036

Total	$3,425,963	$6,390,645	$9,816,608

Equity

Stockholders equity declined to ($4,589,094) as of June 30, 2007 from $720,486 as of December 31, 2006. This decline was primarily due to the classification of the issuance of Series B preferred stock and the resulting financing cost as a derivative liability. Should common shares become available at some point for the conversion of the preferred shares, the derivative liability would be reclassified as additional paid-in capital. Had the conversion occurred prior to June 30, 2007 total stockholders’ equity would have been $5,227,514 for the period ending June 30, 2007.

Results of Operations

The following sets forth certain information regarding our results of operations for the three and six month periods ending June 30, 2007 compared with the same period in 2006

(a) Three Months Ended June 30, 2007/Three Months Ended June 30, 2006

Revenues. During the three months ended June 30, 2007 and June 30, 2006, we had revenues of $0.

Operating Loss.  Operating losses decreased by $229,356 or 40% to $345,229 for the three months ended June 30, 2007, from $574,585 for the three months ended June 30, 2006.  The decreased loss was primarily due to decrease in our general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs decreased by $5,661 or 15.2% to $31,621 for the three months ended June 30, 2007, from $37,282 for the comparable 2006 period.  Exploration and development costs decreased as a result of the movement from exploration on the C Zone and operation of the pilot plant to commencement of construction on a production plant for which certain costs have been capitalized.

General & Administrative Expenses. General and administrative expense decreased by $221,841 or 40.9% to $ 302,218 for the three months ended June 30, 2007 from $524,059 during the three months ended June 30, 2006.  The decrease in our general administrative expense is primarily attributable to a $98,076 decrease in legal expenses, a $30,000 in accrued salary forgiveness by our Chief Executive Officer, and certain costs that have been capitalized as part of the construction of our C Zone production plant.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $1,854 or 14% to $11,390 during the three months ended June 30, 2007 from $13,244 during the same period in 2006.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended June 30, 2007 decreased by $23,742 or 53.3% to $20,833 from $44,575 during the same 2006 period.  The decrease was due to the conversion of $1,988,598 of debt and accrued interest to Series B preferred stock during the fourth quarter of 2006, which no longer accrued interest.

Financing costs. During the three month period ended June 30, 2007, we incurred financing costs on the issuance of preferred stock in the amount of $3,407,049. This expense was the result of the sale of 27,000 shares of our Series B preferred stock at a price of $1.00 per share to one person and the conversion of $936,959.88 in debt and accrued interest held by an entity into 936,960 of our Series B shares.  Each Series B share is convertible into 250 shares of our common stock or an aggregate of 240,989,970 common shares.  The Series B preferred shares carry a conversion provision, which allows each Series B preferred share to be converted into 250 restricted common shares, which reflects a converted cost of $.004 per common share. As this conversion rate was less than the market price on the date of conversion, the difference between the conversion price and market price is multiplied by the number of converted shares with the total being expensed as a financing cost. While we currently have no common shares available in which to convert the Series B preferred shares, if and when shares are available and the conversion takes place, the derivative liability created by the financing costs will be converted to equity. We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever. As there are 4,500,000 shares of Series B convertible stock authorized if we issue any additional Series B preferred stock at a conversion price less than market on the day of issuance we will incur additional financing costs.

Net Loss.  Net loss for the three-month period ended June 30, 2007 increased by $3,158,711 or 515% to $3,771,781 from $613,070 during the same 2006 period.  The increase was due to non-cash financing costs related to the issuance of Series B Convertible Preferred stock Without the inclusion of financing costs, net loss would have decreased by $248,338 or 40.1% to $364,732 during the three-month period ended June 30, 2007 from $613,070 compared to the same period in 2006.

(b) Six Months Ended June 30, 2007/Six Months Ended June 30, 2006

Revenues. During the six months ended June 30, 2007 and June 30, 2006, we had revenues of $0.

Operating Loss.  Operating losses decreased by $186,991 or 17.6% to $877,674 for the six months ended June 30, 2007, from $1,064,665 for the six months ended June 30, 2006.  The decreased loss was primarily due to decrease in general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs increased by $57,188 or 44.4% to $186,005 for the six months ended June 30, 2007, from $128,817 for the comparable 2006 period.  Exploration and development costs increased as a result of the operation of our pilot plant on the C Zone, which we are currently expanding into a full production recovery plant to process ore from our B and C Zones. We also paid $125,000 during the quarter ended March 31, 2007 in connection with a contract with Washington Group International, Inc. for the evaluation of our Buen Futuro Resource and Reserve Report.

General & Administrative Expenses. General and administrative expense decreased by $234,369 or 25.9% to $ 673,060 for the six months ended June 30, 2007 from $907,429 during the six months ended June 30, 2006.  The decrease in our general administrative expense is primarily attributable to a $98,076 decrease in legal expenses, a $30,000 in accrued salary forgiveness by our Chief Executive Officer, and certain costs that have been capitalized as part of the construction of our C Zone production plant.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $9,810 or 34.5% to $18,609 during the six months ended June 30, 2007 from $28,419 during the same period in 2006.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the six month period ended June 30, 2007 decreased by $54,445 or 62.8% to $32,306 from $86,751 during the same 2006 period.  The decrease was due to the conversion of $1,988,598 of debt and accrued interest to Series B preferred stock during the fourth quarter of 2006.

Financing costs. During the six month period ended June 30, 2007, we incurred financing costs on the issuance of preferred stock in the amount of $4,402,048. During the first three months of 2007 we sold 461,301 shares of our Series B preferred stock at a price of $1.00 per share to 11 persons and entities and issued 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares.  During the second three-month period of 2007 we sold 27,000 shares of our Series B preferred stock at a price of $1.00 per share to one person and we converted $936,959.88 in debt and accrued interest held by an entity into 936,960 of our Series B shares.  Each Series B share is convertible into 250 shares of our common stock or an aggregate of 118,351,043 common shares.  The Series B preferred shares carry a conversion provision, which allows each Series B preferred share to be converted into 250 restricted common shares, which reflects a converted cost of $.004 per common share. As this conversion rate was less than the market price on the date of conversion, the difference between the conversion price and market price is multiplied by the number of converted shares with the total being expensed as a financing cost. While we currently have no common shares available in which to convert the Series B preferred shares, if and when shares are available and the conversion takes place, the derivative liability created by the financing costs will be converted to equity. We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever. As there are 4,500,000 shares of Series B convertible stock authorized if we issue any additional Series B preferred stock at a conversion price less than market on the day of issuance we will incur additional financing costs.

Net Loss.  Net loss for the six-month period ended June 30, 2007 increased by $4,196,347 or 377% to $5,309,580 from $1,113,233 during the same 2006 period.  The increase was due to non-cash financing costs related to the issuance of Series B Convertible Preferred stock and an increase in exploration and development costs related to our Buen Futuro A Zone Property and our B &C Zones exploration and pilot plant. Without the inclusion of financing costs, net loss would have decreased by $235,559 or 21.2% to $877,674 during the six-month period ended June 30, 2007 compared to $1,113,233 for the six month period ended June 30, 2006.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 as we had a significant working capital deficit as of December 31 2006 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. We cannot continue to satisfy our current cash requirements for a period of twelve months through our existing capital. We anticipate total operating expenditures of approximately $2,500,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $500,000; and

o	C Zone production plant construction of $500,000.

Our current cash balance of $534,463 as of June 30, 2007 will satisfy our cash requirements for approximately three months as the majority of the cash on hand is reserved for the construction of our C Zone processing plant. If necessary, we intend to raise additional cash by means of debt and equity financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

o	Significantly reduce, eliminate or curtail our business operating activities to reduce operating costs;

o	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

o	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

o	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

o	File a Certificate of Dissolution with the State of Colorado to dissolve our corporation and close our business;

o	Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and

o	Make the appropriate filings with the National Association of Security Dealers to affect a de-listing of our stock.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any. At the date of this filing, we have not contemplated seeking any protection in bankruptcy and have always been able to resolve our pending liabilities satisfactorily. However, we cannot guarantee that this will always be the case in the future.

We do not know and cannot determine which, if any, of these actions we will be forced to take. f If any of these foregoing events occur, you could lose your entire investment in our shares.

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

We have yet to produce revenues from our Precambrian properties in eastern Bolivia or our Buen Futuro prospect found in those properties. On October 31, 2006, we began preliminary pilot operations on our C Zone gold deposit on our Precambrian claims in eastern Bolivia. The operation is processing gold bearing material from our C Zone exploration program in order to determine the size of the mineralization and to refine the processes and metallurgy required to expand into production. On June 19, 2007 we announced that we had received a total of $853,000 on our loan agreement with Golden Eagle Mineral Holding, Inc. (“GEMH”) for the funding necessary to expand the Company’s C Zone pilot gold plant into a full-scale production plant. We intend to use the loan proceeds to incrementally expand from its pilot operations up to a production capacity of five hundred cubic meters (approximately 1,000+ tonnes) per day on our C Zone gold project in eastern Bolivia and to cover other corporate obligations and expenses. On June 27, 2007 these loan proceeds were converted into our Series B preferred shares.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The adoption of SFAS 157 did not have an impact on our consolidated financial statements

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans and Amendment of FASB Statements No 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. The adoption of SFAS No. 158 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, the fair value option for financial assets and financial liabilites-including an ammendment of FASB statement No. 115. This statement's objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements.

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

During 2007, we have also been performing exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 3.2 miles from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C zone, which we have used to refine the metallurgical process on the mineralization in the zone. We have commenced construction of a full production processing plant based on the results from our exploration efforts.

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

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available, which are detailed as follows:

To accomplish our strategy we intend to:

1.	Complete the construction and operation of a 1,000-tonne per day processing plant on our C Zone gold project and to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. On June 19, 2007, we announced that we had received a total of $853,000 on our $1,000,000 loan agreement with Golden Eagle Mineral Holding, Inc. (“GEMH”) for the funding necessary to expand the Company’s C Zone pilot gold plant into a full-scale production plant. We intend to use the loan proceeds to incrementally expand from its pilot operations up to a production capacity of five hundred cubic meters (approximately 1,000+ tonnes) per day on our C Zone gold project in eastern Bolivia and to cover other corporate obligations and expenses. On June 27, 2007 these loan proceeds were converted into our Series B preferred shares.

2.	Obtain third party, independent advice from Washington Group International, Inc. regarding any required improvements to our existing reserve report and feasibility study of our Buen Futuro A Zone project. On February 13, 2007, we signed an agreement with Washington Group International for due diligence and an initial evaluation of our feasibility work to date.

3.	Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We anticipate that this additional work may cost between $500,000 and $1,000,000, which we will need to raise for this purpose. Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; and metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine if the Gold Bar mill and plant should be dismantled, shipped to eastern Bolivia and re-erected on our Buen Futuro A Zone site, or if a new plant should be built on-site.

4.	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. Should further due diligence, evaluation and feasibility work indicate that the Gold Bar mill and plant should be used in Bolivia, we intend to dismantle the plant located outside of Eureka, Nevada, ship it to eastern Bolivia, and re-erect the mill and plant on the Buen Futuro A Zone site. We estimate approximate costs of $10,000,000 to bring the Gold Bar mill and plant into production in Bolivia; however, those costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

5.	Determine, should the initial due diligence and evaluation study indicate that a mill and processing plant be built from scratch on the Buen Futuro A Zone, whether we intend to either sell the Gold Bar mill and plant and use the proceeds for new mill and plant construction on the A Zone, or consider the possibility of performing contract milling and processing at the current Gold Bar site in Nevada. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed.

6.	Determine, should the current Buen Futuro A Zone due diligence and evaluation study indicate that it is not in our best interest to move the Gold Bar mill and plant to Bolivia, whether we should consider other alternatives to selling the facility in its entirety. The region around our Gold Bar mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence the Gold Bar mill and plant operations on a contract basis as for other mines in the vicinity. We are currently evaluating this possibility and its potential benefits. We estimate that it will take approximately $1,000,000 to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs.

7.	Maintain our mining claims on the remainder of the Buen Futuro site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

8.	Continue our discussions with government officials in Bolivia’s new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first six months of 2007.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of June 30, 2007, the end of the period covered by this report. There have been no changes in our internal controls or in other factors, which have materially affected, or are reasonably likely to materially affect, internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer , to allow timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the past quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

Turner v. Golden Eagle, Pfeffer, et al: On September 1, 2006, our Chief Executive Officer, Terry C. Turner, as the Plaintiff in a federal district court action, filed a lawsuit against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah (“the Court”), Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-CV-00738-TC (D. Utah; 2006). The Complaint sought a temporary restraining order enjoining the Defendants in the action, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to us; (d) preventing Defendants from breaching our Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.  At the Court’s request, the Defendants agreed not to file the Form 8-K or hold a scheduled Board of Director’s meeting on September 4, 2006 until a hearing on Plaintiff’s motion for a temporary restraining order could be heard on September 5, 2006.  On September 5, 2006, such hearing was held and the Court denied Plaintiff’s motion for temporary restraining order since Plaintiff had achieved the purposes of his motion for such an order.

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

Golden Eagle International, Inc. v. John and Jane Does 1-10, et al: Subsequent to the end of the second quarter, on July 26, 2007, we filed an action in the Federal District Court for the Central District of Utah entitled: Golden Eagle International, Inc. v. John and Jane Does 1-10, aka pseudonyms: “Ann Warren,” “ann_483,” “msbunny2211,” “asyouwishalways,” “markgeorgethe3rd,” “lehrerpj,” “slaphappy25,” “bluebird77-7” and others, Civil Action No. 2:07-CV-00540-TC (D. Utah; 2007). Our suit alleges that Defendants John and Jane Doe 1-10, aka the listed pseudonyms, as well as others to be discovered, are anonymous posters on Yahoo! and Raging Bull’s Internet message boards regarding us (which boards and posters often refer to us by using its trading symbol on the OTC Bulletin Board, “MYNG”), who have maliciously authored and posted outrageous, manipulative, deceptive, denigrating, disparaging, untrue, indecent, obscene, profane, defamatory and libelous comments regarding us, and our officers, for unlawful and tortious purposes. The suit further alleges causes of action which include: a) disparagement, libel and defamation; b) tortious interference with business relations; c) deceptive and manipulative market practices in violation of Section 10b of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the SEC; and civil conspiracy. We seek injunctive relief from the Federal Court, as well as consequential and punitive damages. Subpoenas have been served in the case and an in-depth investigation into the identities of the individuals behind the pseudonyms is underway. We, and others, have begun objecting to Yahoo!, Raging Bull and other Internet hosts of message boards regarding every post that contains outrageous, manipulative, deceptive, denigrating, disparaging, untrue, indecent, obscene, profane, defamatory and libelous statements regarding us and our officers that have been posted solely for unlawful and tortious purposes. It is our position that these statements violate the terms of service of Internet message boards and are calculated to deceptively manipulate our markets and maliciously affect our business interests.

Item 2. Unregistered sales of equity securities and use of proceeds

During the first quarter of 2007, , we sold 461,301 shares of our Series B preferred stock at a price of $1.00 per share to 11 persons and entities and issued 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares.  Each Series B share is convertible into 250 shares of our common stock or an aggregate of 118,351,043 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever. These sales were previously reported on Form 8-K on February 14, 2007 and Form 10-KSB/A on May 2, 2007.

On May 27, 2007, we sold 27,000 Series B Preferred Shares to Douglas Lapp at the price of $1.00 per share or aggregate cash proceeds of $27,000. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 6,750,000 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever.

During the course of 2007, we entered into 10 promissory notes with Golden Eagle Mineral Holding, Inc. totaling $936,959.88, including accrued interest, which were due on demand and accrued interest at 8% per annum. On June 27, 2007 Golden Eagle Mineral Holdings made demand on us for those notes; however, on that same date, Golden Eagle Mineral Holdings also agreed to convert its debt into shares of our Series B Contingent Convertible Preferred Stock. On June 27, 2007 we entered into a Series B Contingent Convertible Preferred Stock Subscription Agreement by which we exchanged our Series B preferred stock for $936,959.88 of our debt. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 234,239,970 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever.

We relied upon the exemption provided by Section (4) 2 of the Securities Act of 1933 for each of the Series B offers and Sales. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. Certificates representing the Series B shares were marked with a legend setting forth the restrictions on transfer of the securities. As of the date of this filing, we are authorized to issue 10,000,000 shares of Preferred Stock with a par value of $.01 per Share. We have designated 4,500,000 of these as the Series B Shares, of which 3,425,963 shares are currently outstanding and held by twenty-four (24) holders (“the Series B Holders”). We are contractually obligated to use our best efforts to amend our articles of incorporation so that the Holders of the 3,425,963 shares of our Series B Preferred stock can convert their shares into an aggregate of 856,490,720 shares of our common stock, should they desire to do so. If and when additional common shares are available and if all Series B preferred shareholders, debenture holders, and convertible note holders convert to common shares we will have a total of 1,683,859,430 common shares outstanding.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of our security holders during the quarter ended June 30, 2007.

Item 5. Other Information:

Platinum Diversified Mining

On June 4, 2007 we announced that we had signed a non-binding Term Sheet with Platinum Diversified Mining Inc. (“PDM”) on June 2, 2007 for: (a) the sale of our Buen Futuro gold and copper project in eastern Bolivia; (b) a joint venture on our Precambrian Properties; and, (c) an option for the sale of our Gold Bar Mill. Under the agreement we would have been entitled to receive $13.5 million in cash and PDM securities as an initial payment and Gold Bar option fee; $31 million in cash and PDM securities as a production payment from the Buen Futuro project, if and when initiated, as well as warrants to purchase an additional $24 million of PDM stock, and other forms of consideration. In addition, we would have a 40% participation in the joint venture on the Precambrian Properties, to which PDM would contribute the first $5 million for exploration and development. Completion of the transaction was subject to the negotiation and execution of definitive agreements, satisfaction of the conditions set out in the non-binding Term Sheet, as well as other requirements.

On June 27, 2007, we announced that we had received a Notice of Termination of Term Sheet from Platinum Diversified Mining Inc. (“PDM”). PDM indicated that the location of Golden Eagle’s A Zone Buen Futuro project presented obstacles to the possibility for shareholder approval. We consider this transaction to be fully terminated and we now intend to develop our properties as specified in our Plan of Operations detailed above.

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

Shareholders Meeting

We will hold a Special Shareholders’ Meeting on September 14, 2007 and have filed our Definitive Proxy Statement on August 6, 2007 on the SEC’s EDGAR website found at www.sec.gov, as well as having mailed our Notice of a Special Meeting of Shareholders, Proxy Statement and Proxy Solicitation to our shareholders.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer August 16, 2007

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2007 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

/s/ Terry C. Turner —————————————— Terry C. Turner, President Principal Executive Officer Date: August 16, 2007

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2007 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer Date: August 16, 2007

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2007

/s/ Terry C. Turner

Terry C. Turner
President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO

SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2007

/s/ Tracy A. Madsen

Tracy A. Madsen
Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets
	June 30, 2007	December 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$534,463	$1,427
Prepaid expenses	20,799	20,198

Total current assets	555,262	21,625

PROPERTY AND EQUIPMENT
Mining equipment and property	919,567	978,703
Plant and Mill-Idle	3,980,000	3,980,000
Mine development costs	673,307	529,618
Mineral properties	1,850,520	1,814,501
Office equipment	109,312	118,555
Vehicles and aircraft	87,018	87,018

	7,619,723	7,508,395
Less accumulated depreciation and impairment	(2,013,443)	(2,028,618)

Total property and equipment	5,606,281	5,479,777

Total Assets	$6,161,543	$5,501,402

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$131,873	$242,891
Accrued expenses	20,067	29,056
Deferred wages	-	55,237
Other notes payable	116,704	32,002
Related party payable	135,000	151,900
Convertible Debenture	249,000	249,000
Accrued interest payable	57,355	43,634

Total current liabilities	709,999	803,720

Convertible note payable	145,030	-

Total long-term liabilities	145,030	-

Derivative liability-preferred stock	9,816,608	3,977,196
Common Stock payable	79,000	-
Commitments and contingencies	-	-

Total liabilities	10,750,638	4,780,916

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;10,000,000 shares authorized,
2,425,963 and 1,988,598 issued and outstanding respectively	-	-
Common stock, par value $.0001 per share; 800,000,000 authorized shares;
789,999,990 issued and outstanding shares, respectively	79,000	79,000
Additional paid-in capital	49,020,825	48,020,825
Accumulated (deficit)	(53,688,919)	(48,379,339)

Total stockholders' equity	(4,589,094)	720,486

Total Liabilities and Stockholders' Equity	$6,161,543	$5,501,402

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration & development	31,621	37,282	186,005	128,817
General and administration	302,218	524,059	673,060	907,429
Depreciation and depletion	11,390	13,244	18,609	28,419

Total operating expenses	345,229	574,585	877,674	1,064,665

OPERATING (LOSS)	(345,229)	(574,585)	(877,674)	(1,064,665)

OTHER INCOME (EXPENSE)
Interest expense	(20,833)	(44,575)	(32,306)	(86,751)
Financing costs preferred stock	(3,407,049)	-	(4,402,048)	-
Other, net	1,330	6,090	2,448	38,183

Total other income (expense)	(3,426,552)	(38,485)	(4,431,906)	(48,568)

Loss before income taxes	(3,771,781)	(613,070)	(5,309,580)	(1,113,233)
Income Taxes	-	-	-	-

NET (LOSS)	(3,771,781)	(613,070)	(5,309,580)	(1,113,233)

Basic (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)
Diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding-basic	789,999,990	783,254,549	789,999,990	767,226,742
Weighted average shares outstanding-diluted	1,340,709,879	783,254,549	1,436,411,736	767,226,742

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)

	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,309,580)	$(1,113,233)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	12,103	181,157
Stock payable for services	79,000	-
Stock issued for exploration and development	-	80,750
Preffered stock issued for interest	1,392	-
Depreciation	18,609	28,419
Loss on sale of assets	-	65,964
Assets written off	(1,424)	6,950
Financing costs-preferred stock	4,402,048	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	(601)	96,898
Increase (decrease) in accrued expenses	(8,989)	(74,280)
Increase (decrease) in accounts payable	(166,255)	54,991
Increase (decrease) in convertible notes payable	145,030	-
Increase (decrease) in accrued interest	13,721	68,472

Net cash flows (used by) operating activities	(814,946)	(713,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(143,689)	125,164
Proceeds from sale of fixed assets	-	-

Net cash flows provided by (used) in investing activities	(143,689)	125,164

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	50,245	-
Repayments to related parties	(67,145)	-
Proceeds from other notes payable	1,045,270	-
Repayments of other notes payable	(25,000)	422,135
Payment of contract payable	-	(40,000)
Preferred stock sold	488,301	-
Preferred stock issued for interest	1,392	-
Common stock sold	-	313,300

Net cash flows provided by financing activities	1,491,671	695,435

NET (DECREASE) IN CASH	533,036	106,705
CASH - BEGINNING OF PERIOD	1,427	30,145

CASH - END OF PERIOD	$534,463	$136,850

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities

Preferred stock issued for debt	$935,568	$-
Cash paid for

Interest	$16,193	$13,360
Taxes	-	-

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

Going Concern Considerations

The 2006 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of June 30, 2007 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. We have been operating a pilot processing plant on our C Zone property in eastern Bolivia’s Precambrian Shield. The purpose of the pilot plant is to process gold bearing ore obtained from our exploration of our C Zone project and to refine our recovery processes. On June 19, 2007 we announced that we had received a total of $853,000 of the $1,000,000 loan commitment from Golden Eagle Mineral Holding, Inc. (“GEMH”) for the funding necessary to expand the Company’s C Zone pilot gold plant into a full-scale production plant. We intend to use the loan proceeds to incrementally expand from its pilot operations up to a production capacity of five hundred cubic meters (approximately 1,000+ tonnes) per day on the Company’s C Zone gold project in eastern Bolivia and to cover other corporate obligations and expenses. On June 27, 2007 these loan proceeds were converted into our Series B preferred shares. In order to commence full-scale operations on our C zone prospect in eastern Bolivia, begin construction on a new or relocated plant on our A Zone or whether we resolve the issues affecting our Cangalli operation, we will require significant additional financing. Unless we successfully obtain suitable significant additional financing arrangements or generate significant additional income, there is substantial doubt about our ability to continue as a going concern. Our plans to address these matters include private placements of stock in reliance on exemptions to registration found in Sections 4(2) and 4(6) of the Securities Act of 1933; obtaining short-term loans; seeking suitable joint venture relationships; and commencing mining operations at claims we own or on properties we may acquire. Our financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Reclassifications

Certain amounts for the three months ended June 30, 2006 have been reclassified to conform to the June 30, 2007 presentation. These reclassifications were not material to the financial statements. During the six months ended ended June 30, 2007 we classified $143,689 of exploration and development costs as a deferred asset until such time as we enter into production and these costs will be amortized. This deferred asset is included under the classification of mineral properties. While it is our policy to only capitalize exploration and development costs on properties which have proven or probable reserves, we believe that the Buen Futuro property has reached a mineralization level which we believes justifies the capitalization of certain exploration and development costs.

Note C - (Loss) Per Share

The computation of basic earning (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the conversion of preferred stock to common stock and from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. No options or warrants to purchase common shares were outstanding at June 30, 2007 and 2006.

For the six months ended June 30,	2007	2006

Net Loss	($5,309,580)	($1,113,233)
Weighted average shares outstanding - basic	789,999,990	767,226,742
Weighted average shares outstanding - diluted	1,436,411,736	767,226,742
Basic (loss) per share	(.01)	(.00)

Diluted (loss) per share	($ .00)	($ .00)

The following table is a reconciliation of basic and diluted weighted average shares for the six month periods ended June 30, 2007 and 2006:

For the six months ended June 30,	2007	2006

Basic - weighted average shares outstanding	789,999,990	767,226,742
Common stock equivalent - convertible preferred stock	856,490,720	-
Common stock equivalent - convertible debenture	10,000,000	-

Total common stock equivalent - convertible shares	893,859,439	-

Weighted average common stock equivalent-convertible shares	646,411,746	-

Diluted - weighted average shares outstanding	1,436,411,736	767,226,742

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

On May 27, 2007, we sold 27,000 Series B Preferred Shares to Douglas Lapp at the price of $1.00 per share or aggregate cash proceeds of $27,000. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 6,750,000 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever.

During the course of 2007, we entered into 10 promissory notes with Golden Eagle Mineral Holding, Inc. totaling $936,959.88, including accrued interest, which were due on demand and accrued interest at 8% per annum. On June 27, 2007 Golden Eagle Mineral Holdings made demand on us for those notes; however, on that same date, Golden Eagle Mineral Holdings also agreed to convert its debt into shares of our Series B Contingent Convertible Preferred Stock. On June 27, 2007 we entered into a Series B Contingent Convertible Preferred Stock Subscription Agreement by which we exchanged 936,960 shares of our Series B preferred stock for $936,959.88 of our debt. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 234,239,970 common shares.  We are not obligated to allow conversion of the Series B shares until we have sufficient authorized common shares to allow for the conversion, if ever.

We relied upon the exemption provided by Section (4) 2 of the Securities Act of 1933 for each of the Series B offers and Sales. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. Certificates representing the Series B shares were marked with a legend setting forth the restrictions on transfer of the securities. As of the date of this filing, we are authorized to issue 10,000,000 shares of Preferred Stock with a par value of $.01 per Share. We have designated 4,500,000 of these as the Series B Shares, of which 3,425,963 shares are currently outstanding and held by twenty-four (24) holders (“the Series B Holders”). We are contractually obligated to use our best efforts to amend our articles of incorporation so that the Holders of the 3,425,963 shares of our Series B Preferred stock can convert their shares into an aggregate of 856,490,720 shares of our common stock, should they desire to do so. If and when additional common shares are available and if all Series B preferred shareholders, debenture holders, and convertible note holders convert to common shares we will have a total of 1,683,859,430 common shares outstanding.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Six Months Ended June 30,

	2007	2006

Issuance of Series B preferred stock to employees	$12,103	$ -

Issuance of Series B preferred stock for the conversion of debt	$936,960	$ -

Cash paid for interest for the six months ended June 30, 2007 and 2006 was $16,193 and $13,360 respectively.

Note F – Notes Payable

We have notes payable totaling $724,734 as detailed below:

(1) We have other notes payable totaling $116,704 payable to non-affiliates. Other notes payable are made up as follows,

(a)$32,002.04 for a loan on an aircraft. During the fourth quarter 2006, we sold the aircraft to the lender and used the proceeds of the sale to reduce the amount of the note. The remaining balance is the amount remaining due.

(b) $84,702 payable to a shareholders accruing interest at 8% per annum and payable upon demand.

(2) Our note payable to in the amount of $135,000 payable to Kevin Pfeffer, a former director which accrues interest at 8% and is payable upon demand. On December 19, 2006 Mr. Pfeffer made a demand that this note, plus accrued interest, be paid in full no later than January 12, 2007. On April 11, 2007, as part of the audit confirmation process, our auditor received a letter from Kevin K. Pfeffer, a former member of our board of directors, threatening to bring a legal action against us and our CEO, Terry C. Turner, for having paid some of our existing debt with shares of our Series B preferred stock. In addition, Pfeffer threatens in his correspondence to ask the bankruptcy court to appoint a trustee so that he might be repaid funds loaned to us and legal fees that he expended in the action discussed above. However, in the same correspondence, Pfeffer states that he would accept preferred stock as payment for all funds owed to him. On April 24, 2007 we offered to pay the principal balance of the note and all accrued interest with our Series B Preferred stock but our offer was declined by Mr. Pfeffer because of conditions that our management deemed acceptable for a possible settlement with Mr. Pfeffer, such as the settlement serving as the full and final resolution of any and all disputes between Mr. Pfeffer, us and our Chief Executive Officer In addition, we required as part of the proposed settlement that Mr. Pfeffer trickle out any sales of our common stock over the next 2-year period in compliance with the volume requirements of Rule 144 promulgated under the Securities Act of 1933. We do not believe that we could be forced into bankruptcy by Pfeffer’s actions and would zealously defend ourselves and our CEO against any claims by Pfeffer, or a group led by him, as well as counterclaiming for damages caused by Pfeffer’s conduct while serving as a member of our board of directors that we believe would exceed any amounts owed to him. In addition to the note owed to Mr. Pfeffer, he has made a claim for $27,769.85 for fees he incurred while a director of the company, including legal fees. This amount is included in accounts payable.

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

(4) Convertible notes payable totaling $145,030 as follows;

(a)We have a convertible note payable to Burns, Figa and Will in the amount of $45,030.43 maturing on February 6, 2007 and bearing an interest rate of 12%. The holder may convert the principal balance and accrued interest into common stock at a price of $, 004 and is convertible into 11,257,608 shares of common stock if and when common shares may become available. As the conversion price of $.004 was less than the market price on the date of the note of $.009 a beneficial conversion of $.009 per share applied for a total of $56,288. As this note has a five year maturity the total beneficial conversion amount will be amortized over a five year period or until the note is converted to common shares. During the three month period ending March 31, 2007, $1,675 was amortized to financing costs.

(b)On April 11, 2007, we entered into two convertible promissory notes with two of our officers with effective dates of February 6, 2007 on which date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. The notes in each case were for $50,000, have a term of 2 years and were convertible to our common stock at the closing price for our common stock on February 6, 2007 of $.009, if and when our shareholders authorize additional shares of common stock. Our Board of Directors elected to use convertible promissory notes to meet our commitment to these officers for retention bonuses in common stock because we did not have common stock available and any grant of our Series B Contingent Convertible Preferred Stock to these officers would have granted them a favorable treatment and a beneficial conversion interest that would not have been in accordance with our Code of Conduct and Ethics. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied.

(5) Common stock payable totaling $79,000 as follows;

(a)We are obligated to issue 5,000,000 shares of our common stock to the law firm of Hamilton, Lehrer & Dargan, P.A. for their preparation of our Proxy Statement. These shares are valued at $55,000.

(b)We are obligated to issue $24,000 worth of our common stock to Dr. Michael Biste as a consulting fee in connection with the Buen Futuro purchase agreement.

Note G – Derivative liability

We issued 1,988,599 shares of Series B preferred stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 473,404 shares of Series B preferred stock for cash and to employees. During the second quarter of 2007 we issued 963,960 shares of Series B preferred stock for cash and for the conversion of debt. A total of 3,425,963 shares of Series B preferred stock have been issued as of June 30, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock if and when there are common shares available to convert. As there are currently no common shares available to convert, and we can offer no assurances as to when and if there will be shares to convert, we have classified these preferred shares as a derivative liability of $3,425,963, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,390,645. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability is $9,816,608. If and when these preferred shares are converted into common stock the entire amount of the derivative liability of $9,816,608 will be transferred to equity and will increase the amount of our stockholders’ equity. Additionally, if during 2007, or beyond, any of the remaining 4,500,000 Series B preferred shares are sold, a similar derivative liability will be incurred until which time they are converted into common shares and transferred to equity. The breakdown of the derivative liability is as follows:

Derivative Liability	Series B Preferred Shares	Financing Cost	Derivative Liability

Quarter ended December 31, 2006	$1,988,598	$1,988,598	$3,977,196
Quarter ended March 31, 2007	473,002	993,324	1,466,326
Quarter ended June 30, 2007	963,960	3,407,076	4,371,036

Total	$3,425,963	$6,390,645	$9,816,608

Back to Table of Contents