Form 10QSB
period 2007-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2007-11-19
CIK 869531

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2007

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

[ ] Yes [ X ] No

At November 19, 2007 there were 857,083,490 shares of common stock outstanding and 3,107,670 shares of Series B Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the nine months ended September 30, 2007 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006. The terms “the Company,” “we,” “our” or “us” refer to Golden Eagle International, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including:

(a)	volatility of gold and copper prices on the commodity markets may negatively effect any potential revenues, and the volatility of prices for petroleum-related products, chemicals and solvents may negatively impact our cost of exploration and development operations, and our cost of mining and milling operations should they commence;

(b)	because our common stock is a penny stock and we lack an established market for our securities, you may have difficulty selling your securities;

(c)	our common stock is subject to price and volume volatility;

(d)	we are subject to environmental risks that may lead to additional costs and disruptions in our operations;

(e)	our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection , which may cause disruptions or termination of our operations (including risks associated with nationalization of the Bolivian oil and gas fields by the President of Bolivia on May 1, 2006, which may lead to further destabilization in Bolivia) and other economic and political changes that may occur including (without limitation):

o	Threatened increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax) the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims (while Bolivia’s President Evo Morales signed a presidential decree on May 1, 2007 clarifying and guaranteeing the rights of current mining concession holders, his administration has yet to secure final legislation regarding any increase in any of these taxes that may impact mining activities in Bolivia);

o	Threatened changes in the Bolivian Mining Code that may result in unanticipated consequences and impacts and related increased costs of conducting mining operations in Bolivia; ;

o	The Bolivian Constitutional Convention, for which electors were elected in July of 2006, and which continues to the date of this report, may produce changes to Bolivia’s Political Constitution that may result in unanticipated consequences and impacts;

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics; and

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

(f)	if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan and recommence mining operations;

(g)	we may be dependent upon mining related third parties;

(h)	there is substantial doubt about our ability to continue as a going concern;

(i)	our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a substantial minimum investment that will exceed $10 million, and may require much more, that we are currently evaluating with an international mining consulting firm. We do not currently have this minimum investment available and we can offer no assurance that we will be able to obtain as necessary; and

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

From our inception, we have not been profitable and we have received only a small amount of revenues, having received no revenues since the second quarter of 2004. We have financed our operations through debt and equity placements to accredited investors. Although these placements have diluted the interests of our existing shareholders, the placements have allowed us to finance production at our Cangalli claims from our fourth quarter of 2002 through our second quarter of 2004, to acquire and maintain our other prospects, and to meet our administrative obligations. Because of our working capital shortages and lack of cash flow from operations, we have at times encountered difficulties in meeting our obligations to pay our bills timely. We currently have various obligations that are past due. We have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations.

Any financing that we receive in the near future will be used to complete the permitting process for our C Zone claims and to construct the infrastructure to commence the expected mining and processing operations, as well as to maintain our corporate obligations. As a result of financing obtained from accredited investors in October 2007 and our existing current assets, we believe that we have sufficient funds to do so. This will likely require that we defer some of our obligations until a time when we are more adequately financed.

Assets.

As of September 30, 2007, we had total net assets of $5,878,766 compared to total assets of $5,501,402 as of December 31, 2006. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $195,351 as of September 30, 2007 from $21,625 as of December 31, 2006. This $173,726 increase was the result of an increase in cash of $136,373 to $137,800 as of September 30, 2007 compared to $1,427 as of December 31, 2006. Prepaid expenses increased by $37,353 to $57,551 at September 30, 2007, from $20,198 at December 31, 2006.

Fixed Assets
	September 30, 2007	December 31, 2006

Mining equipment	$877,577	$978,703
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	760,887	529,618
Mining properties	1,881,487	1,814,501
Office equipment	110,710	118,555
Vehicles	87,018	87,018
Accumulated depreciation and depletion and Impairment	(2,014,265)	(2,028,618)

Fixed assets net	$ 5,878,766	$ 5,479,777

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively effect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $125,133, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due.

2.	We have a number of notes payable, including:

a.	A note totaling $32,002.04 being the balance due on a loan on an aircraft. During the fourth quarter of 2006, we sold the aircraft to the lender and used the proceeds of the sale to reduce the amount of the note. The $32,002 balance is the amount remaining due and is due upon demand.

b.	A note in the amount of $135,000 to a former director, Kevin Pfeffer, the details of which are located in Part II, Item 1. Legal Proceedings and a claim by Mr. Pfeffer for $27,769.85 for legal fees, which is included in accounts payable, which he incurred while he served on our board of directors in connection with the lawsuit that our Chief Executive Officer brought against Mr. Pfeffer, as discussed I Part II, Item 1. Legal Proceedings.

c.	A Convertible Note Payable to the law firm of Burns, Figa & Will. This note is for legal services provided to us during 2004 and 2005, which we have been unable to pay. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. As the conversion price of $.004 was less than the market price on the date of the note of $.009 a beneficial conversion of $.009 per share applied for a total of $56,288. As this note has a five-year maturity the total beneficial conversion amount will be amortized over a five-year period or until the note is converted to common shares. During the three-month period ending September 30, 2007, $2,814 was amortized to financing costs.

d.	On April 11, 2007, we entered into two convertible notes with two of our officers with effective dates of February 6, 2007, which is the date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. These notes were each for $50,000, have a term of 2 years, and each were convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use convertible promissory notes to meet these retention bonus commitments because we did not have common stock available and any grant of our Series B, these officers would have granted them a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics.

3.	We also have outstanding a debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.‘s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have advised the estate’s administrator that we are currently unable to repay the principal of the convertible debenture and proposing that the note either be converted into 10,000,000 shares of our common stock as already provided for in the convertible debenture or that we be granted an additional one year extension to repay the principal. We have not received a response from the estate administrator to our offer. We continue to accrue and pay interest on the convertible debenture. As of September 30, 2007 we owed accrued interest of $4,346 on this debenture.

4.	Our obligation to pay accrued interest on notes payable described in paragraph 2, above, is in the amount of $61,527. Interest on these notes is expensed each quarter and accrued.

5.	Our obligation for monthly lease payments of $1,507 per month for our Salt Lake City, Utah office. We have the option of canceling the remaining year of our lease by paying a one-month penalty of $1,507. Additionally we have an obligation to make monthly lease payments of $500 per month for our Santa Cruz, Bolivia office until June 30, 2008. We are also obligated to pay $165 per month through July 31, 2008 for our Santa Cruz, Bolivia warehouse rent.

6.	Our obligation to pay to the Bolivian government mining claim fees for 2008 through 2013. We paid the 2007 claim fees in February of 2007. The claim fees on our Buen Futuro claims for the next five years, beginning in February of 2008, will increase to approximately $102,063 per year. Also in February of 2008, the claim fees on our Tipuani-Cangalli property will increase to approximately $4,513 per year. All mining claim payments have been made for 2007. As of February 2008, we will have total required annual mining claim payments of approximately $106,587 per year.

7.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We have classified these payments as a contractual obligation. We have also paid a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee, and we must continue those payments until such time that we are in production.

8.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $564,166 in the region qualify to be applied against this obligation, leaving a remaining obligation of $435,834.

9.	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

        The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$125,133	$125,133	$ -	$ -
Other Notes Payable	32,002	32,002	-	-
Related Party Payable	135,000	135,000	-	-
Debenture Payable	249,000	249,000	-	-
Convertible Notes Payable	145,030	-	145,030	-
Accrued Interest	61,527	61,527	-	-
Building Leases	7,657	7,657	-	-
Mining Claim Fees	426,348	-	213,174	213,174
Production Penalties consulting fees	300,000	60,000	120,000	120,000
Buen Futuro Exploration	435,834	-	435,834	-

Total Contractual Cash Obligations	$1,917,531	$670,319	$914,038	$333,174

Costs to maintain our properties have higher priority than other current capital requirements. As a result, we have delayed payment to some of our other creditors.

We have ongoing financing requirements to allow us to construct the infrastructure necessary to continue our operations in the C Zone on our Precambrian properties, and then to later initiate operations on the A Zone Buen Futuro project as we contemplate. We no longer intend to move our Gold Bar mill and plant from Nevada to Bolivia, and we have that asset in current discussions for sale, joint venture or toll refining, whichever we conclude would most benefit us. We have received a firm offer for the sale of our Gold Bar mill, however, we are still negotiating with the potential buyer, as well as negotiating with several other potential joint venture and toll refining partners.

Should we be unable to obtain the necessary funding from the sale of the Gold Bar Mill and plant, from accredited investors, industry participants, or other sources, we will be forced to attempt to negotiate extensions in certain of our obligations or take other actions to protect our interest in our properties. Historically, we have financed our capital requirements through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets. We cannot offer any assurances that we will be able to obtain the financing that we require to continue our planned operations.

Derivative liability

We issued 1,988,599 shares of Series B Preferred Stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of September 30, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. As a result of the increase of our authorized common shares we anticipate most, if not all, Series B Preferred shareholders will convert their shares to common stock during the fourth quarter of 2007. Due to the fact to no common shares were available for conversion at the time the Series B Preferred shares were issued, we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability is $10,195,790. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $5,052,073 as of September 30, 2007. We anticipate that during the fourth quarter of 2007 most if not all of the Series B Preferred shares will be converted to common shares.

The breakdown of the derivative liability is as follows:

Derivative Liability	Series B Preferred Shares	Financing Cost	Derivative Liability
Quarter ended December 31, 2006	$1,988,599	$1,988,599	$3,977,198
Quarter ended March 31, 2007	473,404	994,970	1,468,374
Quarter ended June 30, 2007	963,960	3,407,076	4,371,036
Quarter ended September 30, 2007	130,041	249,141	379,182
Total	$3,556,004	$6,639,786	$10,195,790

Equity

Stockholders’ equity increased to $5,052,073 as of September 30, 2007 from $720,486 as of December 31, 2006. This $4,331,587 increase was primarily due to the reclassification of the derivative liability related to the issuance of Series B Preferred Stock to additional paid in capital.

Results of Operations

The following sets forth certain information regarding our results of operations for the three and nine month periods ending September 30, 2007 compared with the same period in 2006

(a) Three Months Ended September 30, 2007/Three Months Ended September 30, 2006

Revenues.   During the three months ended September 30, 2007 and September 30, 2006, we had revenues of $0. Our pilot plant at the C Zone on our Precambrian properties was involved in batch analysis of various points within our C Zone gold project and produced only metallurgical quantities of gold that we have reserved for analysis and that have not resulted in revenues.

Operating Loss.  Operating losses decreased by $128,467 or 30% to $299,433 for the three months ended September 30, 2007, from $427,900 for the three months ended September 30, 2006.  The decreased loss was primarily due to decrease in our general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs decreased by $21,861 or 38% to $35,674 for the three months ended September 30, 2007, from $57,535 for the comparable 2006 period.  Exploration and development costs decreased as a result of the movement from exploration on the C Zone and operation of the pilot plant to commencement of construction on a production plant for which certain costs have been capitalized.

General & Administrative Expenses. General and administrative expense decreased by $104,068 or 29% to $ 253,089 for the three months ended September 30, 2007 from $357,157 during the three months ended September 30, 2006.  The decrease in our general administrative expense is primarily attributable to a $65,584 decrease in legal expenses, 6,760 of which resulted from the settlement of a five-year old legal bill. Additionally, our Chief Executive Officer forgave $30,000 in accrued salary and we incurred various other cost reductions from our ongoing cost control procedures.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $2,538 or 19% to $10,670 during the three months ended September 30, 2007 from $13,208 during the same period in 2006.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended September 30, 2007 decreased by $89,981 or 89% to $11,383 from $101,364 during the same 2006 period.  The decrease was due to the conversion of $1,988,598 of debt and accrued interest to Series B Preferred Stock during the fourth quarter of 2006, which no longer accrued interest.

Financing costs. During the three month period ended September 30, 2007, we incurred financing costs on the issuance of Preferred Stock in the amount of $249,141. This expense was the result of the sale of 20,000 shares of our Series B Preferred Stock at a price of $1.00 per share to two persons and the conversion of $110,041 in debt and accrued interest held by an individual into 110,041 of our Series B shares. Each Series B share is convertible into 250 shares of our common stock or an aggregate of32,510,250 common shares during the quarter. The Series B preferred shares carry a conversion provision, which allows each share to be converted into 250 restricted common shares, which reflects a converted cost of $.004 per common share. As this conversion rate was less than the market price on the date of conversion, the difference between the conversion price and market price is multiplied by the number of converted shares with the total being expensed as a financing cost. On September 14, 2007 we held a special meeting of shareholders at which time it was proposed that the number of authorized common shares be increased to 2,000,000,000. The measure passed and our articles of incorporation were amended to reflect 2,000,000,000 authorized common shares. Financing costs which had been accounted for as a derivative liability were reclassified as additional paid in capital as of September 30, 2007. As we now have sufficient shares in which to convert our outstanding Series B Preferred shares we anticipate that the majority of Series B preferred shares will be converted to common stock during the fourth quarter of 2007.

Net Loss.  Net loss for the three-month period ended September 30, 2007 increased by $29,060 or 5% to $554,623 from $525,563 during the same 2006 period.  The increase was due to non-cash financing costs related to the issuance of Series B Preferred Stock less the reductions in exploration and development and general and administration. Without the inclusion of financing costs, net loss would have decreased by $220,081 or 42% to $305,482 during the three-month period ended September 30, 2007 from $525,563 compared to the same period in 2006.

(b) Nine Months Ended September 30, 2007/Nine Months Ended September 30, 2006

Revenues.   During the Nine months ended September 30, 2007 and September 30, 2006, we had revenues of $0. As previously stated, our pilot plant at the C Zone on our Precambrian properties has been involved in batch analysis of various points within our C Zone gold project, has had inconsistent production schedules due to the nature of the mineral resource evaluation process and has produced only metallurgical quantities of gold that we have reserved for analysis and that have not resulted in revenues.

Operating Loss.  Operating losses decreased by $315,458 or 21% to $1,177,107 for the nine months ended September 30, 2007, from $1,492,565 for the nine months ended September 30, 2006.  The decreased loss was primarily due to a decrease in general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs increased by $35,327 or 19% to $221,679 for the nine months ended September 30, 2007, from $186,352 for the comparable 2006 period.  Exploration and development costs increased as a result of the operation of our pilot plant on the C Zone, which we are currently expanding into a full production recovery plant to process ore from our B and C Zones. We also paid $125,000 during the quarter ended March 31, 2007 in connection with a contract with Washington Group International, Inc. for the evaluation of our Buen Futuro Resource and Reserve Report. We anticipate further payments to Washington Group International Inc. during the fourth quarter of 2007 for additional work on our feasibility study for our A Zone Buen Futuro project in eastern Bolivia.

General & Administrative Expenses. General and administrative expense decreased by $338,437 or 27% to $ 926,149 for the nine months ended September 30, 2007 from $1,264,586 during the nine months ended September 30, 2006.  The decrease in our general administrative expense is primarily attributable to a $128,938 decrease in legal expenses, $45,000 in accrued salary forgiveness by our Chief Executive Officer, a $44,765 decrease in aircraft expenses as well as a general decrease in operating costs relating to cost control procedures and certain costs that have been capitalized as part of the construction of our C Zone production plant.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $12,348 or 30% to $29,279 during the nine months ended September 30, 2007 from $41,627 during the same period in 2006.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the nine month period ended September 30, 2007 decreased by $144,246 or 77% to $43,689 from $187,935 during the same 2006 period.  The decrease was due to the conversion of $1,988,598 of debt and accrued interest to Series B Preferred Stock during the fourth quarter of 2006.

Financing costs. . During the nine month period ended September 30, 2007, we incurred financing costs on the issuance of preferred stock in the amount of $6,639,786. During the first three months of 2007 we sold 461,301 shares of our Series B Preferred Stock at a price of $1.00 per share to 11 persons and entities and issued 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares. During the second three-month period of 2007 we sold 27,000 shares of our Series B Preferred Stock at a price of $1.00 per share to one person and we converted $936,959.88 in debt and accrued interest held by an entity into 936,960 of our Series B shares. During the third three month period we sold 20,000 shares of our Series B Preferred Stock at a price of $1.00 per share to two persons and converted $110,041 in debt and accrued interest held by an individual into 110,041 of our Series B shares for a total of 1,567,405 shares of Series B Preferred shares issued during the nine month period ended September 30, 2007. On September 14, 2007 we held a special meeting of shareholders at which time it was proposed that the number of authorized common shares be increased to 2,000,000,000. The measure passed and our articles of incorporation were amended to reflect 2,000,000,000 authorized common shares. Financing costs which had been accounted for as a derivative liability were reclassified as additional paid in capital as of September 30, 2007. As we now have sufficient shares in which to convert our outstanding Series B Preferred shares we anticipate that the majority of Series B preferred shares will be converted to common stock during the fourth quarter of 2007.

Net Loss.  Net loss for the nine-month period ended September 30, 2007 increased by $4,225,587 or 257% to $5,864,203 from $1,638,616 during the same 2006 period.  The increase was primarily due to non-cash financing costs related to the issuance of Series B Preferred Stock and an increase in exploration and development costs related to our Buen Futuro A Zone Property and our B &C Zones exploration and pilot plant. Without the inclusion of financing costs, net loss would have decreased by $425,602 or 26% to $1,213,014 during the nine-month period ended September 30, 2007 compared to $1,638,616 for the nine month period ended September 30, 2006.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2006 as we had a significant working capital deficit as of December 31 2006 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of more than $(400,000) at September 30, 2007 (more than $(780,000) at December 31, 2006), we will not be able to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $2,400,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $800,000; and

o	C Zone production plant construction of $100,000.

Our cash balance of $137,800 as of September 30, 2007 is primarily reserved for the construction of our C Zone processing plant and will satisfy our obligations on that work through November 14, 2007. In order to continue to pay our other expenses, we intend to raise additional cash by means of debt and equity financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any. At the date of this filing, we have not contemplated seeking any protection in bankruptcy and have always been able to resolve our pending liabilities satisfactorily. However, we cannot guarantee that this will always be the case in the future.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, investors could lose their entire investment in our shares.

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

We have yet to produce revenues from our Precambrian properties in eastern Bolivia or our Buen Futuro prospect found in those properties. On October 31, 2006, we began preliminary pilot operations on our C Zone gold deposit on our Precambrian claims in eastern Bolivia. The operation is processing gold bearing material from our C Zone exploration program in order to determine the size of the mineralization and to refine the processes and metallurgy required to expand into production. As previously stated, our pilot plant at the C Zone on our Precambrian properties has been involved in batch analysis of various points within our C Zone gold project, has had inconsistent production schedules due to the nature of the mineral resource evaluation process and has produced only metallurgical quantities of gold that we have reserved for analysis and that have not resulted in revenues.

On June 19, 2007 we announced that we had received a total of $853,000 on our loan agreement with Golden Eagle Mineral Holding, Inc. (“GEMH”) for the funding necessary to expand the Company’s C Zone pilot gold plant into a full-scale production plant. We intend to use the loan proceeds to incrementally expand from its pilot operations up to a production capacity of five hundred cubic meters (approximately 1,000+ tonnes) per day on our C Zone gold project in eastern Bolivia and to cover other corporate obligations and expenses. On June 27, 2007 these loan proceeds were converted into our Series B preferred shares. On September 14, 2007 we announced that were moving the location of our C Zone production plant 700 meters to the southwest in order to accommodate environmental concerns relating to the tailings impoundment and to allow for future increases in production. We anticipated the movement of the plant to delay construction by 60 to 90 days primarily to accommodate the environmental permitting process. We believe that construction of the new plant will be initiated during the fourth quarter of 2007 and that we may begin seeing production revenues from the C Zone mine and plant during the first quarter of 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on our financial statements.

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

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available, which are detailed as follows:

To accomplish our strategy we intend to:

1.	Complete the construction and operation of a 1,000-tonne per day processing plant on our C Zone gold project and to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. On June 19, 2007, we announced that we had received a total of $853,000 on our $1,000,000 loan agreement with Golden Eagle Mineral Holding, Inc. (“GEMH”) for the funding necessary to expand the Company’s C Zone pilot gold plant into a full-scale production plant. We intend to use the loan proceeds to incrementally expand from its pilot operations up to a production capacity of five hundred cubic meters (approximately 1,000+ tonnes) per day on our C Zone gold project in eastern Bolivia and to cover other corporate obligations and expenses. On June 27, 2007 these loan proceeds were converted into our Series B preferred shares.

2.	Obtain third party, independent advice from Washington Group International, Inc. regarding any required improvements to our existing reserve report and feasibility study of our Buen Futuro A Zone project. On February 13, 2007, we signed an agreement with Washington Group International for due diligence and an initial evaluation of our feasibility work to date. Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We anticipate that this additional work may cost between $500,000 and $1,000,000, which we will need to raise for this purpose. Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; and metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine the size and configuration of our new Buen Futuro A Zone site mill and recovery plant, if we conclude that such a mill and plant should be constructed.

3.	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. We estimate approximate costs of a minimum of $10,000,000 to bring the Gold Bar mill and plant into production in Bolivia and we have decided not to do so at the present time. Even those estimated costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project

4.	Maintain our mining claims on the remainder of the Precambrian properties not included in the A Zone Buen Futuro project, which would include the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

5.	Continue our discussions with government officials in Bolivia’s new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

In order to assist in financing our planned operations, we will continue to seek joint venture partners, as well as merger and acquisition candidates, or other industry participants who would enter into joint development efforts of our Tipuani Gold District or Precambrian prospects; however, there is no assurance that any potential joint-venture or merger partners will be interested in evaluating these prospects or in negotiating an agreement with us on reasonable or acceptable terms..

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first nine months of 2007.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of September 30, 2007, the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes to our internal control over financial reporting during the past quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

Turner v. Golden Eagle, Pfeffer, et al: On September 1, 2006, our Chief Executive Officer, Terry C. Turner, as the Plaintiff in a federal district court action, filed an lawsuit against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah (“the Court”), Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-CV-00738-TC (D. Utah; 2006). The Complaint sought a temporary restraining order enjoining the Defendants in the action, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to Golden Eagle; (d) preventing Defendants from breaching our Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.  At the Court’s request, the Defendants agreed not to file the Form 8-K or hold a scheduled Board of Director’s meeting on September 4, 2006 until a hearing on Plaintiff’s motion for a temporary restraining order could be heard on September 5, 2006.  On September 5, 2006, such hearing was held and the Court denied Plaintiff’s motion for temporary restraining order since Plaintiff had achieved the purposes of his motion for such an order.

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

On April 11, 2007, as part of our auditor’s confirmation process, our auditor received correspondence from Kevin K. Pfeffer, a former member of our board of directors, threatening to bring a legal action against us and our Chief Executive Officer, Terry C. Turner, for having paid a portion of our existing debt with shares of our Series B Preferred Stock.  Additionally, Mr. Pfeffer threatened us that he would ask a bankruptcy court to appoint a trustee to force repayment of funds that he loaned to us and legal fees that he expended in the action discussed above; however, in that same correspondence, Mr. Pfeffer stated that he would accept Preferred Stock as payment for all funds owed to him.  We do not believe that Mr. Pfeffer’s claims have any merit or that we could be forced into bankruptcy by the actions that Mr. Pfeffer has threatened against us; however, in the event of any such action that Mr. Pfeffer may take, we would zealously defend ourselves and our Chief Executive Officer against any claims.  Additionally, we would consider counterclaims against Mr. Pfeffer regarding his conduct while serving as a member of our board of directors.

Golden Eagle International, Inc. v. John and Jane Does 1-10, et al: On July 26, 2007, we filed an action in the Federal District Court for the Central District of Utah entitled: Golden Eagle International, Inc. v. John and Jane Does 1-10, aka pseudonyms: “Ann Warren,” “ann_483,” “msbunny2211,” “asyouwishalways,” “markgeorgethe3rd,” “lehrerpj,” “slaphappy25,” “bluebird77-7” and others, Civil Action No. 2:07-CV-00540-TC (D. Utah; 2007). Our suit alleges that Defendants John and Jane Doe 1-10, aka the listed pseudonyms, as well as others to be discovered, are anonymous posters on Yahoo! and Raging Bull’s Internet message boards regarding us (which boards and posters often refer to us by using its trading symbol on the OTC Bulletin Board, “MYNG”), who have maliciously authored and posted outrageous, manipulative, deceptive, denigrating, disparaging, untrue, indecent, obscene, profane, defamatory and libelous comments regarding us, and our officers, for unlawful and tortious purposes. The suit further alleges causes of action which include: a) disparagement, libel and defamation; b) tortious interference with business relations; c) deceptive and manipulative market practices in violation of Section 10b of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated by the SEC; and civil conspiracy. We seek injunctive relief from the Federal Court, as well as consequential and punitive damages. Subpoenas have been served in the case and an in-depth investigation into the identities of the individuals behind the pseudonyms is underway. We, and others, have begun objecting to Yahoo!, Raging Bull and other Internet hosts of message boards regarding every post that contains outrageous, manipulative, deceptive, denigrating, disparaging, untrue, indecent, obscene, profane, defamatory and libelous statements regarding us and our officers that have been posted solely for unlawful and tortious purposes. It is our position that these statements violate the terms of service of Internet message boards and are calculated to deceptively manipulate the market for our common stock and maliciously affect our business interests.

Potential Dispute Regarding the Special Meeting of Shareholders. In a letter dated October 11, 2007 Kevin Pfeffer disputed the proxy vote results indicating his vote of approximately 117,000,000 were voted to abstain from the motion to increase our total number of authorized shares to 2,000,000,000 shares were not counted. We immediately initiated an investigation into this matter. All proxies of shareholder votes were processed and counted by Computershare and Proxy Services. Computershare has confirmed to us that no proxy from Mr. Pfeffer was received by them. The vote totals from voting at the shareholders’ meeting and the proxies sent to Computershare and Proxy Services were certified by Peter Waltz, the independent Inspector of Elections appointed by our board of directors, of the law firm, Burns, Figa & Will, P.C. Even if Mr. Pfeffer’s shares had been voted to abstain, both resolutions placed before the shareholders for vote would still have been approved based on the number of yes votes.

Golden Eagle International, Inc. and Turner v. Kevin K. Pfeffer. On September 5, 2007 a new case was filed against Kevin K. Pfeffer, our former director, in Federal District Court in Salt Lake City, Utah. That case is titled: Golden Eagle Int’l, Inc. and Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D. Utah; 2007). The allegations are the same, or very similar, to those made in Turner v. Golden Eagle Int’l, Inc., Pfeffer, et al, referenced above. Plaintiffs are seeking an unspecified amount of damages to be determined at trial. Mr. Pfeffer continues to dispute our allegations and has written us to make various allegations against us and our management that we believe are unsubstantiated. We and our management will continue to vigorously defend ourselves should any further litigation develop.

Item 2. Unregistered sales of equity securities and use of proceeds

On March 2, and March 23, 2007, we entered into 2 promissory notes with Dewey Williams and the Dewey L. Williams’s profit Sharing Plan and trust totaling $107,187, which were due on demand and accrued interest at 8% per annum. On August 15, 2007 Dewey Williams agreed to convert its debt and accrued interest into 110,041 shares of our Series B preferred stock. On August 15, 2007 we entered into a Series B Contingent Convertible Preferred Stock Subscription Agreement by which we exchanged our Series B Preferred Stock for $110,040.55 of debt and accrued interest. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 27,510, 250 common shares.

On August 17, 2007, we sold 10,000 Series B Preferred Shares to John Kuehne at the price of $1.00 per share or aggregate cash proceeds of $10,000. Each Series B Preferred share is convertible into 250 shares of our common stock or an aggregate of 2,500,000 common shares.

On August 17, 2007, we sold 10,000 Series B Preferred Shares to Frank Quinby at the price of $1.00 per share or aggregate cash proceeds of $10,000. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 2,500,000 common shares.

We relied upon the exemption provided by Sections 4(2) of the Securities Act of 1933 for each of the Series B offers and sales. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and only accredited investors acquired the securities. Certificates representing the Series B shares were marked with a legend setting forth the restrictions on transfer of the securities. As of the date of this filing, we are authorized to issue 10,000,000 shares of Preferred Stock with a par value of $.01 per Share. We have designated 4,500,000 of these as the Series B Shares, of which 3,556,004 shares are currently outstanding and held by twenty-four (38) holders (“the Series B Holders”). We were contractually obligated to use our best efforts to amend our articles of incorporation so that the Holders of the 3,556,004 shares of our Series B Preferred Stock could convert their shares into an aggregate of 889,000,970 shares of our common stock, should they desire to do so. If all Series B Preferred shareholders, debenture holders, and convertible note holders convert to common shares we will have a total of 1,716,369,679 common shares outstanding.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On September 14, 2007, at a special meeting of shareholders held in Salt Lake City, Utah, our shareholders approved an amendment to our Articles of Incorporation to increase our authorized common stock from 800,000,000 shares to 2,000,000,000 shares. On September 18, 2007 we filed Articles of Amendment to our Articles of Incorporation increasing our authorized common stock with the Colorado Secretary of State, which amendment became effective immediately. The amendment does not affect the number of authorized shares of preferred stock and was disclosed in our proxy statement for that meeting.

At the September 14, 2007 special meeting of shareholders, two proposals were submitted to the shareholders for approval as set forth in our definitive proxy statement dated August 10, 2007:

1.	An amendment to our Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from eight hundred million (800,000,000) shares to two billion (2,000,000,000) shares (as described in Item 5.03, above).

2.	To ratify the appointment of Chisholm, Bierwolf & Nilson as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006.

There was no solicitation contrary to Golden Eagle International’s proxy statement.

As of the record date, August 2, 2007, there were 789,999,990 shares of our common stock issued and outstanding, and 3,425,963 shares of our Series B Preferred Stock issued and outstanding. The holders of record of 437,162,924 shares of Common Stock were present in person or represented by proxy at the meeting. Additionally, the holders of record of shares of Series B Contingent Convertible Preferred Stock entitled to 3,314,918 were present in person or represented by proxy at the meeting, which constituted a quorum. (Each share of the Series B Preferred Stock is entitled to 250 votes, and is further entitled to vote with the common stock on all matters presented for shareholder approval.) The votes present at the meeting represented approximately 77% of the votes attributable to shares of voting stock outstanding and entitled to vote at the meeting.

        At the meeting, the shareholders approved both proposals, with the votes being cast as follows:

	For	Against	Abstain
Amendment to Increase Authorized Capital	1,185,524,537	58,001,942	22,366,165

Ratification of Chisholm, Bierwolf & Nilson for the year ended December 31, 2006	1,231,609,483	9,032,430	25,250,731

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

Subsequent Event

On October 1, 2007 we converted 248,334 shares of our Series B Preferred Stock into 62,083,500 common shares. We anticipate that most if not all of the remaining Series B Preferred shares will be converted into common stock during the fourth quarter of 2007.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer November 19, 2007

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2007 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

/s/ Terry C. Turner —————————————— Terry C. Turner, President Principal Executive Officer Date: November 19, 2007

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2007 of Golden Eagle International, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer Date: November 19, 2007

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2007

/s/ Terry C. Turner

Terry C. Turner
President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO

SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2007

/s/ Tracy A. Madsen

Tracy A. Madsen
Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets
	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$137,800	$1,427
Prepaid expenses	57,551	20,198

Total current assets	195,351	21,625

PROPERTY AND EQUIPMENT
Mining equipment and property	877,577	978,703
Plant and Mill-Idle	3,980,000	3,980,000
Mine development costs	760,887	529,618
Mineral properties	1,881,487	1,814,501
Office equipment	110,710	118,555
Vehicles and aircraft	87,018	87,018

	7,697,679	7,508,395
Less accumulated depreciation and impairment	(2,014,265)	(2,028,618)

Total property and equipment	5,683,415	5,479,777

Total Assets	$5,878,766	$5,501,402

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$105,701	$242,891
Accrued expenses	19,432	29,056
Deferred wages	-	55,237
Other notes payable	32,002	32,002
Related party payable	135,000	151,900
Convertible Debenture	249,000	249,000
Accrued interest payable	61,527	43,634

Total current liabilities	602,662	803,720

Convertible note payable	145,030	-

Total long-term liabilities	145,030	-

Derivative liability-preferred stock	-	3,977,196
Common Stock payable	79,000	-
Commitments and contingencies	-	-

Total liabilities	826,693	4,780,916

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share;10,000,000 shares authorized,
3,556,004 and 1,988,598 issued and outstanding respectively	-	-
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
789,999,990 issued and outstanding shares, respectively	79,000	79,000
Additional paid-in capital	59,216,615	49,020,825
Accumulated (deficit)	(54,243,542)	(48,379,339)

Total stockholders' equity	5,052,073	720,486

Total Liabilities and Stockholders' Equity	$5,878,766	$5,501,402

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration & development	35,674	57,535	221,679	186,352
General and administration	253,089	357,157	926,149	1,264,586
Depreciation and depletion	10,670	13,208	29,279	41,627

Total operating expenses	299,433	427,900	1,177,107	1,492,565

OPERATING (LOSS)	(299,433)	(427,900)	(1,177,107)	(1,492,565)

OTHER INCOME (EXPENSE)
Interest expense	(11,383)	(101,364)	(43,689)	(187,935)
Financing costs preferred stock	(249,141)	-	(4,651,189)	-
Other, net	5,335	3,701	7,783	41,884

Total other income (expense)	(255,190)	(97,663)	(4,687,096)	(146,051)

Loss before income taxes	(554,623)	(525,563)	(5,864,203)	(1,638,616)
Income Taxes	-	-	-	-

NET (LOSS)	(554,623)	(525,563)	(5,864,203)	(1,638,616)

Basic (loss) per share	(0.00)	(0.00)	(0.01)	(0.00)
Diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding-basic	789,999,990	788,616,049	789,999,990	769,904,019
Weighted average shares outstanding-diluted	1,713,869,527	788,616,049	1,551,138,229	769,904,019

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)

	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,864,203)	$(1,638,617)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	12,103	242,223
Stock payable for services	79,000	-
Stock issued for exploration and development	-	80,750
Preffered stock issued for interest	4,246	-
Depreciation	29,279	41,884
Loss on sale of assets	-	-
Assets written off	(1,647)	116,429
Financing costs-preferred stock	4,651,189	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	(37,353)	149,936
Increase (decrease) in accrued expenses	(9,624)	(56,918)
Increase (decrease) in accounts payable	(192,427)	(52,398)
Increase (decrease) in convertible notes payable	145,030	-
Increase (decrease) in accrued interest	17,893	167,157

Net cash flows (used by) operating activities	(1,166,514)	(949,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(231,269)	(60,651)
Proceeds from sale of fixed assets	-	190,570

Net cash flows provided by (used) in investing activities	(231,269)	129,919

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	50,245	-
Repayments to related parties	(67,145)	14,804
Proceeds from other notes payable	1,067,755	546,094
Repayments of other notes payable	(25,000)	-
Payment of contract payable	-	(40,000)
Preferred stock sold	508,301	-
Common stock sold	-	287,394

Net cash flows provided by financing activities	1,534,156	808,292

NET (DECREASE) IN CASH	136,373	(11,343)
CASH - BEGINNING OF PERIOD	1,427	30,145

CASH - END OF PERIOD	$137,800	$18,802

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities

Preferred stock issued for debt	$913,073	$-
Cash paid for

Interest	$16,193	$16,991
Taxes	-	-

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

Going Concern Considerations
The 2006 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of September 30, 2007 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. We have been operating a pilot processing plant on our C Zone property in eastern Bolivia’s Precambrian Shield. The purpose of the pilot plant is to process gold bearing ore obtained from our exploration of our C Zone project and to refine our recovery processes. On June 19, 2007 we announced that we had received a total of $853,000 of the $1,000,000 loan commitment from Golden Eagle Mineral Holding, Inc. (“GEMH”) for the funding necessary to expand the Company’s C Zone pilot gold plant into a full-scale production plant. We intend to use the loan proceeds to incrementally expand from its pilot operations up to a production capacity of five hundred cubic meters (approximately 1,000+ tonnes) per day on the Company’s C Zone gold project in eastern Bolivia and to cover other corporate obligations and expenses. On June 27, 2007 these loan proceeds were converted into our Series B preferred shares. On September 14, 2007 we announced that were moving the location of our C Zone production plant 700 meters to the southwest in order to accommodate environmental concerns relating to the tailings impoundment and to allow for future increases in production. We anticipated the movement of the plant to delay construction by 60 to 90 days primarily to accommodate the environmental permitting process. We believe that construction of the new plant will be initiated during the fourth quarter of 2007 and that we will begin seeing production revenues from the C Zone mine and plant during the first quarter of 2008.

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

Reclassifications
Certain amounts for the three months ended September 30, 2006 have been reclassified to conform to the September 30, 2007 presentation. These reclassifications were not material to the financial statements. During the nine months ended September 30, 2007 we classified $231,270 of exploration and development costs as a deferred asset until such time as we enter into production and these costs will be amortized. This deferred asset is included under the classification of mineral properties. While it is our policy to only capitalize exploration and development costs on properties which have proven or probable reserves, we believe that the Buen Futuro property has reached a mineralization level which we believes justifies the capitalization of certain exploration and development costs.

Note C - (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the conversion of preferred stock to common stock and from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. No options or warrants to purchase common shares were outstanding at September 30, 2007 and 2006.

For the nine months ended September 30,	2007	2006

Net Loss	($ 5,864,203)	($ 1,638,616)
Weighted average shares outstanding - basic	789,999,990	769,904,019
Weighted average shares outstanding - diluted	1,551,138,229	769,904,019
Basic (loss) per share	(.01)	(.00)

Diluted (loss) per share	($ .00)	($ .00)

The following table is a reconciliation of basic and diluted weighted average shares for the nine month periods ended September 30, 2007 and 2006:

For the nine months ended September 30,	2007	2006

Basic - weighted average shares outstanding	789,999,990	769,904,019
Common stock equivalent - convertible preferred stock	889,000.970	-
Common stock equivalent - convertible debenture	10,000,000	-

Common stock equivalent- convertible notes	27,368,719	-

Total common stock equivalent - convertible shares	926,369,689	-

Weighted average common stock equivalent-convertible shares	761,138,239	-

Diluted - weighted average shares outstanding	1,551,138,229	769,904,019

Note D – Issuance of Series B Convertible Preferred Stock

During the quarter ended March 31, 2007, we raised $461,301 from the sale of 461,301 shares of our Series B Convertible Preferred Stock to accredited investors (including some existing shareholders and other related and unrelated parties), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 12,103 shares of Series B Convertible Preferred Stock to eight employees in Bolivia and one employee in the United States valued at $12,103. Each preferred share is convertible into 250 common shares.

During the quarter ended June 30, 2007, we raised $27,000 from the sale of 27,000 shares of our Series B Convertible Preferred Stock to an accredited investor (who was an existing shareholder), pursuant to the exemptions from registration found in Sections 4(2) and 4(6) of the Securities Act of 1933. We also issued 936,960 shares of Series B Convertible Preferred Stock to a debt holder in exchange for $936,959.88 in debt and accrued interest. Each preferred share is convertible into 250 common shares.

On March 2, and March 23, 2007, we entered into 2 promissory notes with Dewey Williams and the Dewey L. Williams profit Sharing Plan and trust totaling $107,187, which were due on demand and accrued interest at 8% per annum. On August 15, 2007 Dewey Williams agreed to convert its debt and accrued interest into 110,041 shares of our Series B Contingent Convertible Preferred Stock. On August 15, 2007 we entered into a Series B Contingent Convertible Preferred Stock Subscription Agreement by which we exchanged our Series B preferred stock for $110,040.55 of debt and accrued interest. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 27,510, 250 common shares.

On August 17, 2007, we sold 10,000 Series B Preferred Shares to John Kuehne at the price of $1.00 per share or aggregate cash proceeds of $10,000. Each Series B share is convertible into 250 shares of our common stock or an aggregate of 2,500,000 common shares.

On August 17, 2007, we sold 10,000 Series B Convertible Preferred shares to Frank Quinby at the price of $1.00 per share or aggregate cash proceeds of $10,000. Each Series B Preferred share is convertible into 250 shares of our common stock or an aggregate of 2,500,000 common shares.

We relied upon the exemption provided by Section (4) 2 of the Securities Act of 1933 for each of offers and sales of our Series B Convertible Preferred Stock. We believed that Section 4(2) was available because the offer and sale did not involve a public offering. Certificates representing the Series B shares were marked with a legend setting forth the restrictions on transfer of the securities. As of the date of this filing, we are authorized to issue 10,000,000 shares of Preferred Stock with a par value of $.01 per Share. We have designated 4,500,000 of these as the Series B Shares, of which 3,556,004 shares are currently outstanding and held by twenty-four (26) holders (“the Series B Holders”). We were contractually obligated to use our best efforts to amend our articles of incorporation so that the Holders of the 3,556,004 shares of our Series B Preferred stock could convert their shares into an aggregate of 889,000,970 shares of our common stock, should they desire to do so. If and when additional common shares are available and if all Series B preferred shareholders, debenture holders, and convertible note holders convert to common shares we will have a total of 1,716,369,679 common shares outstanding.

Note E – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Six Months Ended June 30,

	2007	2006

Issuance of Series B preferred stock to employees	$12,103	$ -

Issuance of Series B preferred stock for the conversion of debt	$1,047,001	$ -

Cash paid for interest for the nine months ended September 30, 2007 and 2006 was $16,193 and $16,991 respectively.

Note F – Notes Payable

We have notes payable totaling $640,032 as detailed below:

(1)	We have other notes payable totaling $32,002 for a loan on an aircraft. During the fourth quarter 2006, we sold the aircraft to the lender and used the proceeds of the sale to reduce the amount of the note. The remaining balance is the amount remaining due.

(2)	Our note payable to in the amount of $135,000 payable to Kevin Pfeffer, a former director which accrues interest at 8% and is payable upon demand. On December 19, 2006 Mr. Pfeffer made a demand that this note, plus accrued interest, be paid in full no later than January 12, 2007. On April 11, 2007, as part of the audit confirmation process, our auditor received a letter from Kevin K. Pfeffer, a former member of our board of directors, threatening to bring a legal action against us and our CEO, Terry C. Turner, for having paid some of our existing debt with shares of our Series B preferred stock. In addition, Pfeffer threatened in his correspondence to ask the bankruptcy court to appoint a trustee so that he might be repaid funds loaned to us and legal fees that he expended in the action discussed above. However, in the same correspondence, Pfeffer states that he would accept preferred stock as payment for all funds owed to him. On April 24, 2007 we offered to pay the principal balance of the note and all accrued interest with our Series B Preferred stock but our offer was declined by Mr. Pfeffer because of conditions that our management deemed acceptable for a possible settlement with Mr. Pfeffer, such as the settlement serving as the full and final resolution of any and all disputes between Mr. Pfeffer, us and our Chief Executive Officer. In addition, we required as part of the proposed settlement that Mr. Pfeffer trickle out any sales of our common stock over the next 2-year period in compliance with the volume requirements of Rule 144 promulgated under the Securities Act of 1933. We do not believe that we could be forced into bankruptcy by Pfeffer’s actions and would zealously defend ourselves and our CEO against any claims by Pfeffer, or a group led by him, as well as counterclaiming for damages caused by Pfeffer’s conduct while serving as a member of our board of directors that we believe would exceed any amounts owed to him. In addition to the note owed to Mr. Pfeffer, he has made a claim for $27,769.85 for fees he incurred while a director of the company, including legal fees. This amount is included in accounts payable.

(3)	Our debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock. Aloha Holdings, Inc.‘s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. On or about April 20, 2007, we received correspondence from the administrator of Mr. Delong’s estate stating that the administrator is conducting an inventory of Mr. Delong’s assets and determining, under the terms of the debenture, whether to exercise the option of converting the debenture in whole or in part, or solely the accrued interest in whole or in part, into as many securities as equals the dollar amount to be converted at $0.025 per share of our common stock. We had the option of redeeming the debenture at the due date of the debenture; however, we did not do so. On May 16, 2007, we sent correspondence to the estate administrator (a) informing him that we were currently unable to repay the principal of the convertible debenture; (b) proposing that the note either be converted into 10,000,000 shares of our common stock as already provided for in the convertible debenture or that we be granted an additional one year extension to repay the principal. As of the date of filing this Form 10-QSB, we have not received a response from the estate administrator to our May 16, 2007 correspondence. We continue to accrue and pay interest on the convertible debenture. As of September 30, 2007 we owed accrued interest of $4,357 on this debenture.

(4)	Convertible notes payable totaling $145,030 as follows;

(a)	We have a convertible note payable to Burns, Figa and Will in the amount of $45,030.43 maturing on February 6, 2007 and bearing an interest rate of 12%. The holder may convert the principal balance and accrued interest into common stock at a price of $.004 and is convertible into 11,257,608 shares of common stock if and when common shares may become available. As the conversion price of $.004 was less than the market price on the date of the note of $.009 a beneficial conversion of $.009 per share applied for a total of $56,288. As this note has a five year maturity the total beneficial conversion amount will be amortized over a five year period or until the note is converted to common shares. During the nine month period ending September 30, 2007, $7,304 was amortized to financing costs.

(b)	On April 11, 2007, we entered into two convertible promissory notes with two of our officers with effective dates of February 6, 2007 on which date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. The notes in each case were for $50,000, have a term of 2 years and were convertible to our common stock at the closing price for our common stock on February 6, 2007 of $.009, if and when our shareholders authorize additional shares of common stock. Our Board of Directors elected to use convertible promissory notes to meet our commitment to these officers for retention bonuses in common stock because we did not have common stock available and any grant of our Series B Contingent Convertible Preferred Stock to these officers would have granted them a favorable treatment and a beneficial conversion interest that would not have been in accordance with our Code of Conduct and Ethics. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied.

(5)	Common stock payable totaling $79,000 as follows;

(a)	We are obligated to issue 5,000,000 shares of our common stock to the law firm of Hamilton, Lehrer & Dargan, P.A. for their preparation of our Proxy Statement. These shares are valued at $55,000. These shares were issued on October 30, 2007.

(b)	We are obligated to issue $24,000 worth of our common stock to Dr. Michael Biste as a consulting fee in connection with the Buen Futuro purchase agreement.

Note G – Derivative liability

We issued 1,988,599 shares of Series B preferred stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B preferred stock for cash from investors and 12,103 shares of Series B preferred stock to nine employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B preferred stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Convertible Preferred stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B preferred stock have been issued as of September 30, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. As a result of the increase of our authorized common shares we anticipate most if not all Series B Preferred shareholders will convert their shares to common stock during the fourth quarter of 2007. Due to the fact to no common shares were available for conversion at the time the Series B Preferred shares were issued we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability is $10,195,790. . On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $5,052,073 as of September 30, 2007. We anticipate that during the fourth quarter of 2007 most if not all of the Series B Preferred shares. We anticipate that during the fourth quarter of 2007 most if not all of the Series B Preferred shares will be converted to common shares. The breakdown of the derivative liability is as follows:

Derivative Liability	Series B Preferred Shares	Financing Cost	Derivative Liability
Quarter ended December 31, 2006	$1,988,599	$1,988,599	$3,977,198
Quarter ended March 31, 2007	473,404	994,970	1,468,374
Quarter ended June 30, 2007	963,960	3,407,076	4,371,036
Quarter ended September 30, 2007	130,041	249,141	379,182
Total	$3,556,004	$6,639,786	$10,195,790

Note H – Shareholders meeting

On September 14, 2007, at a special meeting of shareholders held in Salt Lake City, Utah our shareholders approved an amendment to our Articles of Incorporation to increase our authorized common stock from 800,000,000 shares to 2,000,000,000 shares. On September 18, 2007 we filed Articles of Amendment to our Articles of Incorporation increasing our authorized common stock with the Colorado Secretary of State, which amendment became effective immediately.

Note I – Subsequent Event

On October 1, 2007 we converted 248,334 shares of our Series B Preferred Stock into 62,083,500 common shares. We anticipate that most if not all of the remaining Series B Preferred shares will be converted into common stock during the fourth quarter of 2007.