Form 10-K
period 2007-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2008-04-15
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[ X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM BLANK TO DECEMBER 31, 2007

GOLDEN EAGLE INTERNATIONAL, INC.
(Exact name of the Company as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

0-23726	84-1116515
(Commission File Number)	(I.R.S. Employer Identification No.)

9661 South 700 East, Salt Lake City, Utah 84070
        (Address of principal executive offices) (Zip Code)

(801) 619-9320
        (Registrant's telephone number, including zip code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
[X]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 13(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. To the best of registrants' knowledge, there are no disclosures of delinquent filers required in response to Item 405 of Regulation S-K.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of April 11, 2008, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Golden Eagle International, Inc. was approximately $9,263,494. This estimate is based on the last sale price per share of $.0068 on April 11, 2008 on the OTCBB, and 1,362,278,574 shares estimated to be held by non-affiliates.

Issuer's revenues for its most recent fiscal year: $0

The number of shares of the registrant's $.0001 par value common stock outstanding as of April 11, 2008 was 1,872,401,108.

Forward-Looking Statements

This Annual Report on Form 10-K, including our “Management’s Discussion of Results of Operations” on page 31, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Golden Eagle International, Inc. to differ materially from those expressed or implied by such forward-looking statements. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Our operations are subject to significant risks and uncertainties, including, but not limited to, certain risk factors, which are described in more detail under “Risk Factors” beginning on page 12. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items, any statements of management’s plans, strategies and objectives for future operations, and any statement concerning developments, plans, or performance. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update, any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Golden Eagle International, Inc. is referred to herein as “we”, “our”, or “us”.

PART 1

Item 1. Business

General

How We Are Organized

We were formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp. On February 2, 1995, we changed our name to Golden Eagle International, Inc. Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden Eagle International, Inc. Bolivia ("Golden Eagle Bolivia")(100%)	Bolivia (2001)	This subsidiary holds all concession-mining rights granted by the Bolivian government as described below in more detail. This subsidiary is also the owner of all of our assets in Bolivia, having received them from a related entity, Golden Eagle Bolivia Mining, S.A during 2002 in our effort to consolidate all interests, assets and operations into one wholly owned subsidiary.

Business Overview

Our corporate headquarters are in Salt Lake City, Utah

We are engaged in minerals exploration operations in Bolivia through our Bolivian based wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia). We have acquired the following mineral prospects in Bolivia:

Tipuani-Cangalli prospect	Number Acres	Status
Cangalli claims	5,000 acres	Owned
Tipuani prospect	7,000 acres	Owned

Precambrian Shield
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

Additionally, we own the following gold processing and milling plant

Plant and Mill	Location	Status
Gold Bar Plant and Mill	Eureka, Nevada	Owned

None of our prospects are currently in the production stage. Our production operations on our Cangalli property ceased in June 2004 as a result of a local farmers’ strike and certain legal issues particular to Bolivia with which we were not associated. Our Precambrian B and C Zone prospects are in the development stage; our Buen Futuro A Zone prospect is in the exploration stage.

For the years ended December 31, 2007 and 2006, we reported net losses of $6,377,636 and $4,275,892, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed under Item 7 in connection with our financial results for the years ended December 31, 2007 and 2006.

This map shows the location of our prospects and properties.

The mining measures we use throughout this Form 10-K reflect accepted Bolivian mining weights and measures such as grams, troy ounces, and metric tonnes that are not commonly used in the United States. All references to “ounces” will be to troy ounces whether or not so specified; all references to tonnes will be to metric tonnes, whether or not so specified. The following conversion chart compares Bolivian measures to United States commonly used weights.

Commonly Used Weights in Gold Exploration	Conversion into Avoirdupois Weights Commonly Used in the United States
1 troy ounce = 31.1035 grams	1 troy ounce = 1.097 ounces
32.15 troy ounces = 1 kilogram 32,150 troy ounces = 1000 kilograms = 1 metric tonne	14.583 troy ounces = 16 avoirdupois ounces = 1 pound 29,166 troy ounces = 1 avoirdupois ton

Business Development

i.     C Zone gold operation.
Our current plan entails completing construction of the C Zone plant and commencing commercial mining operations at the C Zone during the second quarter of 2008. During 2007, we completed exploration and feasibility work on the gold mineralization of the B and C Zones of our Precambrian properties in eastern Bolivia, which are located approximately 5 kilometers (3.1 miles) from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralization in the zone. During September 2007, as a result of environmental issues, we moved the location of our production plant approximately 700 meters (2,300 feet) to the southwest of our pilot plant to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tonnes per day (hereafter referred to as “tpd”) from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a public hearing in Bolivia regarding our environmental permit at which time we received no negative public comments, which permitted us to clear final regulatory requirements to enable us to commence construction on the new production plant. At approximately the same time, we began experiencing torrential rains in the area that far exceeded the normal rainfall for this region, referred by meteorologists as “the 100-year rains.” These rains have severely limited our ability to complete construction on the plant due to road conditions in the region and our inability to pour concrete. Once we have a period of dry weather we intend to finalize construction on the plant and begin construction starting at approximately 200 tpd and increasing to 2,000 tpd. We intend to use a contract mining company to deliver the ore from our C Zone mine directly to our mill. The contract miner estimates that it can mine and deliver ore at a cost of $2.00 per tonne if and when we have reached 2,000 tonnes per day. The use of a contract miner will eliminate the capital costs required to purchase mining equipment.

ii.     Mine Camp for A & C Zone Development.
During 2007, we completed construction of our mine camp situated between our A Zone development and the C Zone mine and mill. The mine camp includes dormitories, dining hall, sanitation facilities, administration buildings and warehouses and serves as camp for the construction and operation of the C Zone mill and the exploration and development of our A Zone project.

iii.     A Zone Buen Futuro gold and copper project.
Our current strategy is to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2008. In February 2007, we entered into an agreement with a major independent mining and engineering firm, Washington Group International, Inc. (www.wgint.com), to perform the necessary due diligence work to advise us regarding our feasibility studies. Additionally, we may engage this engineering firm to determine if our Gold Bar mill and plant should be moved to our A Zone Buen Futuro project in eastern Bolivia, or if a new mill and plant should be built on site. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required for the A Zone project.

iv. Gold Bar mill project.
In 2004, we purchased the 3,500 to 4,500 tpd Gold Bar CIP gold mill located 25 mills northwest of Eureka, Nevada.  During 2007 and 2008 to date, we have had under consideration various options regarding the Gold Bar mill project, including:  a) dismantling the mill and shipping it to our Buen Futuro A Zone project in Bolivia (if and when our feasibility work is concluded); or b) rehabilitating the mill for toll refining (which is defined as processing ore through our plant for a fixed fee or toll that is produced by a third-party mining company from its mine) on its current site and; or c) joint venturing the mill with other partners that may be able to produce ore from their mines. All of the foregoing is contingent on obtaining sufficient financing.

v.     Cangalli gold project.
Finally, we intend to continue our efforts to resolve issues impeding the development of our Cangalli mine; however, we will not recommence operations at the Cangalli mine, if ever, until we begin operations on our eastern Bolivian Precambrian properties.

To accomplish our strategy we intend to accomplish the steps in our Plan of Operations, which are detailed beginning on page 40.

Description of Business

Principal products

We have produced only a single product, gold metal, which we extracted from our Cangalli mining claims from September 2002 through June 2004, and small quantities of gold prior to September 2002. Our revenues prior to 2005 from operations were derived solely from the sale of that gold. Although our Buen Futuro prospect has copper and gold mineralization, we have only produced a small amount of gold of negligible value from our C Zone pilot operations through 2007. We generated no revenues from gold or copper production from 2005 to 2007.

Gold

During 2006 and 2007, we had no sales of gold. Gold production and sales prior to 2005 totaled 9,720 troy ounces as reflected in the chart below titled, “Activities at our Cangalli claims to generate production.”

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

Copper

To date we have not produced any copper. However, our exploration efforts at Buen Futuro indicate the potential of a significant amount of copper in the mineralized material found there.

Activities at our Cangalli claims to generate production

The following table sets forth our gold production history from our Cangalli claims, which has been our only source of revenue to date:

Years	Production/Inventory (g/oz)	Grade g/T (m(3))	Revenues

1996-1999	21,000 g (675 oz)	Exploration	$ 161,000
2000-Third quarter 2002	-	-	-
Fourth quarter, 2002	43,847 g (1,410 oz)	.475(.950)	481,620
First quarter, 2003	36,424 g (1,171 oz)	.433 (.866)	137,196
Second quarter, 2003	37,841 g (1,217 oz)	.424 (.848)	226,740
Third quarter, 2003	59,728 g (1,920 oz)	.317 (.634)	631,325
Fourth quarter, 2003	39,246 g (1,262 oz)	.403 (.806)	330,330
First quarter, 2004	30,493 g (980 oz)	.412 (.824)	367,971
Second quarter, 2004	33,745 g (1,085 oz)	.984 (1.97)	533,015
Third quarter, 2004	-	-	228,037
Fourth quarter, 2004	-	-	193,034
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total Production	302,324 g (9,720 oz)	-	$3,270,667

As of December 31, 2007 and 2006, we held no gold in inventory.

Gold production from our Cangalli claims ceased in June 2004 because of a local farmers’ strike and then because of legal issues that arose regarding parties not associated with us. We cannot guarantee that production will ever recommence at our Cangalli gold mine or that we will ever further explore or work our Cangalli or Tipuani Valley mining claims.

Distribution methods.

Gold previously produced in Bolivia was primarily sold into the Bolivian gold market and then on the international market. If we are able to again produce gold, we plan that it will be sold into both the Bolivian and international markets. If we are able to commence copper production, we anticipate that our product will be distributed to international markets through Brazil, Chile and Peru.

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

Sources and availability of raw materials.

As of December 31, 2007, we required no significant raw materials. Our mining operations in Bolivia, from 2002 to 2004, required significant quantities of mining equipment and supplies. Such items are often in short supply and deliveries are occasionally impeded by severe weather, political strife, such as road blockades by the Bolivian Central Workers Union, the National Farmers Organization, or other organized groups, and primitive road conditions. Nevertheless, we were always able to meet our requirements. If we are able to bring our Buen Futuro A Zone operation into production, we will require a large amount of electrical power and certain chemicals, which we will need to source in the region and which may be in short supply.

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

Need for governmental approval.

In Bolivia the mining industry is subject to government approval, including mining, environmental and other activities that require permitting; harvesting of lumber for mine timbers; clearing of forested areas for the construction of open pit mines, mills and tailings impoundments; transport and storage of explosives; and the transport and storage of hazardous substances and chemicals. We have operated under a conditional use permit for the operation of our pilot plant on our C Zone gold project. Because we plan to operate a full production plant, we were required to obtain additional permitting. While we obtained the required permits to operate in the C Zone, we can offer no assurances that the required permits will be forthcoming, or in a timely manner, for both the A Zone Buen Futuro project, as well as the B Zone gold project.

Our Gold Bar mill and plant located outside of Eureka, Nevada is currently inactive. If we were to commence a toll processing or joint venture operation at Gold Bar, we would be required to obtain numerous permits from both the US Federal government and the State of Nevada, which would be time consuming and expensive. We cannot assure that any such permits would be forthcoming, or forthcoming in a timely manner, even if we did decide to commence operations at Gold Bar.

Effect of existing or probable governmental regulations.

During 2007, Bolivia’s current administration expressed a desire to increase the Complimentary Mining Tax (“Mining Tax”), or minerals severance tax, on all minerals and metals mined in Bolivia. The current Bolivian Mining Tax is assessed at the time of sale or export of the mineral and is based on a sliding scale derived from the quote for a particular mineral on the international markets over any 15-day period. Every 15 days the Ministry of Mining and Metallurgy in Bolivia certifies the price at which each mineral should be taxed. Bolivia’s current Mining Tax is reasonable by world standards. The Mining Tax is then deductible from a company’s Net Profits Tax (25% on net profits after all deductions have been taken) at the end of a company’s fiscal year. We believe, but cannot assure, that an increase in the Mining Tax may go into effect at some point in the foreseeable future, however, due to the public reaction from the Bolivian mining community to the administration’s proposed increase, that outcome is uncertain.

The current administration has also expressed a desire to increase the annual claim fees paid each year in mining patents for mining concessions in Bolivia. In addition, the administration has expressed a desire to change Bolivia’s mining law to require work to improve mining concessions as a requirement to maintaining those concessions. Currently, under Bolivian mining law, if a mining concession holder pays annual claim fees for patents there is no additional work requirement. We are currently unsure whether these changes will take place in the near future due to the public reaction from the Bolivian mining community to the administration’s proposed changes to the Bolivian Mining Code.

Research and development expenditures.

We have never assumed any research and development expenses since our inception. We have not engaged in, and do not intend to engage in, any research and development activities.

Effect of compliance with federal, state, and local provisions for the protection of the environment.

We are not engaged in significant operations within the United States other than our ownership of the Gold Bar mill and plant located 25 miles northwest of Eureka, Nevada, which, as of December 31, 2007, was idle. We do not own the ground on which this plant sits. The purchase agreement we entered into when we purchased the plant requires the previous owner of the plant and the current landowner, Atlas Precious Metals, Inc., to perform any required environmental remediation on the site. We do not believe that we have any liability for environmental clean up on this site or on any other site within the United States.

In Bolivia, we engage in an industry that is historically subject to extensive, time consuming, and expensive compliance with environmental law. Because we have limited financial resources, as well as limited personnel, there is no assurance that we will be able to comply with environmental laws in Bolivia; however, to date, we believe that we have complied with all environmental laws in Bolivia.

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

We also secured permits from the Departmental Prefecture (State Government) for the exploration of our C Zone gold prospect and for the operation of our pilot recovery plant on our C Zone. On November 30, 2007 a public hearing was held in the township of Ascension de Guarayos as the final step to secure from the Bolivian Vice Ministry of the Environment and Natural Resources our full environmental operating permit for expanding our pilot operations to full commercial operations.

As part of our process to commence gold and copper mining operations at our Buen Futuro A Zone, we have retained an international engineering firm to evaluate our feasibility study and to provide feedback on our exploration, metallurgy, mine plan, and permitting efforts. We received a favorable due diligence report from these engineers in January of 2008 recommending that we move to a second stage of their feasibility work with a limited in-fill drilling and trenching campaign anticipated to expand the A Zone gold and copper potential and to provide additional metallurgical samples for analysis in laboratories in the U.S. We estimate that such a campaign could cost between $600,000 and $1 million.

We believe that our environmental permitting related efforts to adhere to applicable Bolivia regulations and procedures will result in the required permits being issued in a timely manner.

Employees.

At December 31, 2007, we directly employed 16 full-time employees, as follows: (a) three in our head offices in Salt Lake City, Utah including our Chief Executive Officer, Chief Financial Officer and our Director of Public Relations; and (b) seven in our administrative offices in Santa Cruz, Bolivia; and (c) 6 at Ascension de Guarayos, which are primarily involved in the exploration of the B and C Zones and preparing infrastructure for the Buen Futuro A Zone, and B and C Zone projects. We also routinely employ day workers at various times for specific projects at our Bolivian mine sites.

Reports to security holders

Annual report.

We are not required to deliver an annual report to security holders and we will not be distributing an annual report.

Available information

We are a Colorado corporation with our principal executive offices located at 9661 South 700 East, Salt Lake City, Utah 84070. Our telephone number is: (801) 619-9320. Our fax number is: (801) 619-1747. Our website address is www.geii.com. We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials, which we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available free of charge on our website or by faxing a request to us at: (801) 619-1747.

Item 1A. Risk Factors

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
We have incurred substantial losses of $54,756,975 since our inception. Additionally, we had negative working capital of $816,943 as of December 31, 2007. Our continued operations are dependent upon receiving significant financing. On the basis of the foregoing, our auditors have substantial doubt as of December 31, 2007 and 2006 about our ability to continue as a going concern.

Should we be successful in mining gold and copper, our revenues may be negatively affected by price volatility of those metals.
Metals prices are subject to extreme price volatility, including gold and copper, as indicated in (a) and (b) below:

(a)     Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange:

Year	High	Low	Average
1997	367	283	331
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007	806	631	695

Source of Data: Kitco and Reuters.

On March 31, 2008, the afternoon fixing price for gold on the London Metals Exchange was $916 per ounce.

(b)     Copper. The volatility of the copper market is illustrated by the following table, which shows the dollar per pound equivalent of the high, low and average prices of high-grade copper on the London Metal Exchange and COMEX in each of the last ten years.

Year	High	Low	Average
1997	1.23	.77	1.03
1998	.85	.65	.75
1999	.84	.61	.71
2000	.91	.73	.82
2001	.83	.60	.72
2002	.77	.64	.71
2003	1.05	.70	.81
2004	1.54	1.06	1.29
2005	2.18	1.39	1.68
2006	3.99	2.06	3.06
2007	3.58	2.38	2.68

Source of Data: London Metal Exchange and COMEX

On March 31, 2008, the closing spot price of high-grade copper on the London Metal Exchange was equivalent to $3.87 per pound.

Metals prices are subject to factors that are beyond our control, including speculation, political and economic conditions, and inflation. Should gold and copper prices experience downward price trends, our revenues and potential profitability will be negatively affected.

Our continued operations are dependent upon receiving adequate financing.
Our primary operational goals of developing our Bolivian mining properties in the Precambrian Shield, namely the B and C Zone gold projects and the Buen Futuro A Zone gold and copper project, will require substantial debt or equity financing; however, there is no assurance that we will be successful in receiving adequate financing. Should we fail to receive adequate financing, any possible revenue generating operations will be significantly delayed or never occur and we will be subject to increasing losses.

Historically, cash shortages have negatively affected our ability to explore and develop our properties and diluted our common stock.
From approximately November 1997 to present, we have experienced significant cash shortages. We have been able to meet our financial obligations only through equity and debt financing. We may continue to experience cash shortages, which will cause delays in development of our prospects and any possible revenue generating operations, and will otherwise negatively affect our financial condition. Additionally, should we issue additional securities in connection with equity or debt financing, the value of your investment in our securities will be diluted.

We have significant debt obligations and accounts payable that we may be unable to meet and/or may negatively affect our operations.
At December 31, 2007, we had debt obligations totaling $1,119,765, consisting of: (a)$193,558 in accounts payable and accrued expenses; (b) deferred wages of $54,529 (c) other notes payable in the amount of $214,111; (c) notes payable to  directors and officers for $92,350; (d) a debenture payable of $249,000; (e) accrued interest payable of $110,187;  (f) convertible notes payable in the amount of $145,030 convertible into 22,368,719 shares of our common stock; and (g) contractual obligations totaling $61,000 payable in our common stock.

OPERATIONS, DEVELOPMENT AND MINING RELATED RISKS

Our future success is dependent upon our existing management.
Our future success is dependent upon the continued participation of our current management who provide us with the key technical and management aspects of our operations, including: (a) Terry C. Turner, our Chairman of the Board, President and Chief Executive Officer who has 25 years of exploration and mining experience; (b) Harlan McSpadden (Mac) Delozier, a Director and our Vice President for Bolivian Administration who has 13 years of exploration and mining experience; (c) Tracy A. Madsen, our Vice President for US Administration and our Chief Financial Officer who has 21 years of finance and accounting experience; and (d) Dr. Michael H. Biste, our Chief Consulting Geologist who has 30 years of exploration and mining experience. We have not obtained any key man life insurance for any of these personnel. Should we lose the services of any of these personnel, our operations may be negatively affected.

Our Bolivia-based operations are subject to inherent risks, including;

o	Possible political instability, civil unrest, or insurrection in Bolivia where all of our mining properties and prospects are located, with the exception of our Gold Bar mill and plant located in Eureka, Nevada;

o	Exchange controls and currency fluctuations;

o	Material changes in the regulatory climate in Bolivia pertaining to permitting, licensing, mining, and the environment; and

o	Geographical, climatic and environmental conditions in Bolivia that may pose operational difficulties, including restricting access and development of our prospects; and

The occurrence of any of these risks could negatively affect our operations, including delays or stoppages in our mining, exploration, and development work, negatively affect our financial condition, or negatively affect the viability of our assets in Bolivia.

LEGAL, MARKET, AND REGULATORY RISKS

Our officers and directors direct and manage our corporate affairs, while our minority shareholders exercise little or no control over the management of our affairs, which may negatively affect the voting power of our minority shareholders and prevent a change in control.
Our officers and directors direct our corporate affairs, while our minority shareholders have little or no control over our corporate affairs. For instance, our Board of Directors has the right to authorize the issuance of “blank check” preferred stock with such designations, rights and preferences, as they may determine. As such, our Board of Directors may issue, and has in fact issued, shares of preferred stock with such rights and preferences without shareholder approval, which could adversely affect the voting power or other rights of our common shareholders. Additionally, such preferred stock issuances could have the effect of discouraging, delaying or preventing a change in our control.

We have indemnified our officers and directors to the full extent permitted by Colorado law, which could negatively affect our financial condition.
Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the full extent permitted by Colorado law. This indemnification may require us to pay judgments, fines and expenses incurred by an officer or director, as a result of actions or proceedings against them. Funds or our securities paid in satisfaction of judgments, fines or expenses would likely be funds that we would need for our operations and for the exploration and development of our properties, and may negatively affect our operations, financial condition, and/or further dilute the value of our securities.

Our issuances of shares in the past have caused substantial dilution to the value of our common stock and will continue to do so in the future.
During our past three fiscal years, our operations and acquisitions have been dependent upon our raising capital by: (a) selling substantial amounts of our common stock shares; (b) issuing shares in connection with convertible debentures; and (c) at the end of 2006, and during 2007, issuing shares of Series B convertible preferred stock, which are convertible into our common stock. The issuances of the securities in (a) – (c) are dilutive to the value of our securities, especially since many of these securities were issued below the then-current market prices.

On September 14, 2007, we held a Shareholders’ Meeting at which the shareholders voted to increase the number of authorized common shares to 2,000,000,000 shares. The increased number of shares allowed sufficient shares to convert the Series B shares we had previously issued into common shares. As of March 11, 2008, 96% of the outstanding Series B shares had been converted into common shares, leaving 4,374,998 Series B shares available for issue. Since our operations are currently dependent upon raising additional funds through debt or equity financing, future issuances will further dilute the value of our securities. While we currently have no plans to issue additional Series B shares, we may it necessary to do so, which will further dilute the shareholdings of our existing shareholders.

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future.
During 2007, the price and trading volume of our common stock has been volatile. Significant operating losses, the shutdown of our operations at our Cangalli claim in June of 2004, our failure to recommence gold production, political instability in Bolivia, and other factors may have contributed to this volatility, and such factors may continue to impact price and trading volume volatility.

We face substantial governmental regulation.
Our business in Bolivia is subject to extensive regulation pertaining to the development of our prospects and possible production, environmental regulation, labor standards, mine safety and others. Should we fail to abide by these regulations, are operations may be subject to fines or restrictions on activities pertaining to our prospects and properties in Bolivia, which may negatively affect our ability to conduct our operations.

We have not developed independent corporate governance.
We do not have independent directors. Additionally, we have no audit, compensation, or nominating committees. This lack of independence and independent controls over our corporate affairs may result in potential or actual conflicts of interest between our officers, directors and our shareholders. We have no policy to resolve such conflicts and these conflicts of interests may benefit the interests of our officers and directors over that of our minority stockholders.

Item 2. Our Properties

As described in Item 1, Business, we own mining concessions in Bolivia and an idle mill and mineral processing plant 25 miles northwest of Eureka, Nevada. These properties include:

o	The Precambrian properties (discussed in paragraphs (a), (b) and (c), below).

o	The Tipuani-Cangalli properties (discussed in paragraphs (d), (e) and (f), below), and

o	The Gold Bar mill and plant (discussed in paragraph (g) below).

(a) The Precambrian properties.

In June of 2001, we acquired four mining claims in Bolivia’s Precambrian Shield with a total acreage of approximately 125,000 acres, as well as the existing reports on the area, for 10 million shares of our common restricted stock then valued at $300,000 ($0.03 per share). These shares were issued to persons who were not United States citizens or residents for investment purposes in accordance with exemptions from registration found in Section 4(2) and 4(6) of the Securities Act of 1933, and the safe harbor under Regulation S.

We pay $99,836 per year to the Bolivian government in mining patent fees (mining claims fees) for our Precambrian properties. The Bolivian Mining Code provides that these annual government claims fees are the only obligation that we have in order to maintain our rights over these properties in perpetuity.

Our geologists explored these prospects and found them to be highly prospective for extensive near surface gold mineralization and deeper mineralized volcanogenic massive sulphides (“VMS”) systems containing gold and copper.

(b) Buen Futuro claim

In June 2003, we purchased the Buen Futuro claim, and all technical information that had been generated about the property, from Celia Calla de Arraya, a Bolivian, and her son-in-law, Dr. Michael H. Biste, a geologist who has worked extensively in the area. We then amended the purchase contract in December 2003 and March 2005. The terms of the acquisition included a 3% net smelter return, payments of $250,000 cash and 1,065,960 shares of our restricted common stock with a total value of $175,000. We have complied either partially or fully with additional obligations or terms under this agreement, including:

o	Payment of $3,000 per month in cash and $2,000 per month in stock to Dr. Biste as a consulting fee for exploration and development of Buen Futuro. This monthly fee is payable for 60 months from the date of the original agreement. This consulting agreement expires on May 31, 2008. As of December 31, 2007, we owed Dr. Biste $12,000 in cash and $36,000 in stock value under this agreement. As of the date of this report we have paid Dr. Biste the stock owed to him.

o	Maintaining an exploration program to replace mineral reserves as they are depleted through mining as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession.

o	Investing $1 million in exploration by November 23, 2006. We have expended approximately $699,000 to date that we believe may be applied to this commitment. We will only be able to meet the remainder of this commitment if we receive a significant amount of additional financing.

o	Our original agreement required us to enter into mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe that the acquisition of the Gold Bar mill and plant for $3,980,000 satisfies this investment requirement. On May 20, 2005, we entered into an amended agreement with the sellers whereby we agreed that if we were not in production at Buen Futuro by November 23, 2005 we were required to pay a penalty of $1,500 per month to the sellers until we enter production or until November 23, 2006. If by November 26, 2006 we were still not in production, the penalty amount payable to the seller increased to $3,000 per month. As of December 31, 2007, we owed $12,000 in production penalties which were past due.

We intend to make these past due payments during the second quarter of 2008, and we continue to maintain a positive relationship with the sellers; however, there is no assurance that claims may not be brought against us in connection with this agreement or that we will have sufficient financial resources to comply with these and other obligations under this agreement.

There are no other stated penalties for failure to comply with these commitments. We estimate that the initial build-out of the gold plant on the Buen Futuro A Zone, and other infrastructure improvements, will require a capital investment of approximately $10,000,000 if we conclude that the best course of action would be to dismantle our Gold Bar mill and move it to the A Zone project site. However, if we elect to proceed with the acquisition of component parts of the processing mill in South America or elsewhere, our potential investment requirement could be two or three times larger. Currently, we are studying the issue with our consulting engineering firm.

The Buen Futuro mining claim is located squarely in the center of our 125,000-acre landholding in a geological area within eastern Bolivia known as the “Precambrian Shield.” This area, which resulted during a geological time known as the Precambrian Era, is located 300 kilometers (180 miles) north of Santa Cruz, Bolivia, and 18 kilometers (11 miles) east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies in the A Zone. We exercised our rights to purchase the Buen Futuro property in June 2003. A private contract and recorded public contract were signed and filed with the Superintendency of Mines of the Department of Santa Cruz on December 12, 2003.

The Buen Futuro mineral deposits are found in a gold oxide layer commencing at the surface and ranging to depths of 130 to 200 feet. Immediately beneath this surface oxide layer is a supergene, or copper-enriched layer, extending from the bottom of the gold oxide zone to a depth of 320 feet, sitting on top of a mineralization system that is known as a strata-bound volcanogenic massive sulfide (“VMS”). Based on data gathered through a combined 44,000 feet of auger, reverse circulation and diamond core drilling, as well as 8 miles of trenching, we estimate 4.36 million tonnes of mineralized material in the gold oxide layer with a gold grade of 1.23 g/t for a total of 172,000 troy ounces; and 6.5 million tonnes in the copper-enriched supergene layer with a copper grade of 1.85% for a total of 120,000 fine tonnes (265 million pounds) of copper. Particular note should be made that mineralized material is not the equivalent of proven and probable reserves, and that the area tested is less than one-half of one percent of our landholding in eastern Bolivia.

Based on Dr. Michael Biste’s study, as detailed below, we believe that the Buen Futuro A Zone gold/copper deposits, surrounded by our Precambrian claims, are just part of a much larger trend of VMS clusters that run both northeast and southwest within our total landholding of 136,500 acres. A study was carried out on the larger trend by Dr. Biste, our Chief Consulting Geologist, who is an expert on the Precambrian geology of eastern Bolivia. The exploration data resulted from the northern part of our Dos Piyos claim, and the southwest portion of the Cobra claim. Both properties cover the northern part of the Ascension Gold-Copper Trend and the investigated ground comprised 23 square miles. Dr. Biste prepared a remote sensing study consisting of an interpretation of satellite images, aerial photographs, and open file airborne magnetic and radiometric data. He further reexamined historic reconnaissance exploration data of the two claims and applied modern computer based methods for an integrated data interpretation. In addition, Dr. Biste used the results of geological mapping over 44 linear miles, magnetic ground surveys of over 9 miles and soil sampling over a distance of 18 miles, as well as Horizontal Loop Electromagnetic (HLEM) data along two extensive test lines. Despite the wide line spacing of 0.6 miles, Dr. Biste was able to identify a geological setting with characteristics very similar to the host rock of the Buen Futuro VMS mineralization. Buen Futuro is located 12 miles southwest of the investigated area. The HLEM survey so far has confirmed three parallel striking conductors, which Dr. Biste believes represent a primary VMS mineralization that is covered by an oxide layer at least 30 meters deep. The lateritic soil at the surface carries geochemically anomalous values for gold, copper and zinc. Our summary study covers 3.6 miles of the Trend and the remote sensing data shows that the favorable VMS lithology strikes further to the northeast. We consider these findings to be a significant step toward identifying new gold-copper mineralization similar to the Buen Futuro ore bodies. Dr. Biste believes that fieldwork will continue to demonstrate that the Ascension Gold-Copper Trend is now likely to extend over at least 21 linear miles within our Precambrian properties. While we will use Dr. Biste’s findings to guide our further exploration of the Ascension Gold-Copper Trend, there are no assurances that our additional studies will prove that commercially economical mineral deposits exist in the Ascension Gold-Copper Trend.

We believe that our current landholding in the Ascension Gold-Copper Trend provides us with several important opportunities for future development; however, such opportunities are contingent upon our ability to raise the needed development capital either through operations, equity funding, debt financing or by entering into joint venture relationships.

We own the underlying mineral rights on the Buen Futuro project through the purchase of mineral concession rights that had been granted by the Bolivian government. Continuation of this concession requires an annual patent fee of $2,417. However, we had to purchase the surface land rights before we could actually begin to disturb the surface with mining and development activities. We have purchased 585 acres of surface rights covering the areas that we intend to mine in the Buen Futuro A Zone, as well as all areas necessary for the location of our mill, recovery plant, fresh water ponds, tailings impoundments and mine camp site. As other surface rights become necessary, we expect to acquire those rights under reasonable terms also.

(c) Cobra claim

On December 22, 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for VMS deposits containing gold and copper, as well as near-surface gold oxide deposits. Induced polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys, both of which are scientific tools that measure magnetic fields are and used by geologists to identify possible mineralization within the earth, as well as scout auger drilling, which is essentially a threaded drill that brings samples from a relatively shallow depth to the surface for sampling, have yielded results suggesting that gold, copper, and other potentially valuable minerals may be present in an area extending to the northeast of our previous 111,500-acre landholding. Our total landholding in the Precambrian Shield after this acquisition, including the 2,500 acre Buen Futuro claim is 136,500 acres.

We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000. To maintain the property in perpetuity, we must pay annual concession patent fees to the Bolivian government of $10,867.

Total patent fees on all of our Precambrian Shield Claims, which includes the Buen Futuro and Cobra claims for 2008, are $113,120 and were paid on February 28, 2008. No additional patent fees are payable until February 2009, which we estimate to be $113,000.

(d)(1) The Cangalli and Tipuani Valley claims

In October 1995, we began reviewing potential mining opportunities in Bolivia. On July 2, 2002, we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli claims. In total, we purchased 5,125 acres and claimed an additional 7,402 acres in the Tipuani Valley resulting in total claims of 12,527 acres. We pay $5,011 per year to the Bolivian government in mining patent concession fees. The Bolivian Mining Code provides that these annual government claims fees are our only obligation necessary to our rights over the Cangalli claims in perpetuity. The patent fee for 2008 was paid on February 28, 2008 and no additional fees are payable until February 2009.

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

In July 2003, we completed construction of our 3,500 tonne per day plant and began processing material at an increased rate. We had projected that once we had reached 3,500 tonnes per day on a sustained basis, our Cangalli gold operation would reach and surpass the breakeven point, and would enter into a sustained positive cash flow.

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

During June 2004, before the strike issues were settled, we ceased gold mining operations at our Cangalli property, also as a result of issues that arose among the United Gold Mining Cooperative that had sold us a 5,125-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. The legal issues involving the United Gold Mining Cooperative had nothing whatsoever to do with us, but created an insecure atmosphere at our Cangalli gold mine and raised serious questions about whether formal intervention would occur and substantially hamper operations.

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

Prior to completing the purchase of the Gold Bar mill, we received a fairness opinion prepared by H.E. Dunham & Associates. The opinion from H.E. Dunham & Associates determined the economic fairness of the Gold Bar mill transaction to our shareholders. The report estimated a replacement value on the Gold Bar mill and plant at $12 million. This report also provided an estimated cost to build a similar-sized new gold and copper recovery plant with its associated new equipment, engineering and construction costs at between $45 million and $50 million. The report also included three comparable acquisition transactions of similar size and capacity, which were used as comparison to our acquisition of the Gold Bar mill and plant. These included the Carr Fork facility located at Tooele, Utah, which sold for $7.0 million and the Quintana facility, located at Truth or Consequences, New Mexico, which sold for $8.5 million to OK Tedi Mining Company in 1986 dollars; the 4,000 tonnes per day Paradise Peak Gold Facility located at Gabbs, Nevada is currently on the market for $18 million. The report stated that the “acquisition of the Gold Bar Mill is most beneficial to us at a “good price.” Finally, H.E. Dunham & Associates expressed the opinion that the “transaction is economically fair to Golden Eagle International, Inc., Atlas and their shareholders.” Atlas offered to sell the Gold Bar plant to us, at what we believed was a discounted price, as a result of its desire to participate in the mining of gold and copper at Buen Futuro. The Gold Bar plant was suited to our needs and was not at the time processing ore from the Gold Bar mine.

In accordance with the original Asset Purchase Agreement between Atlas and us, we agreed to move all Gold Bar assets off the property located near Eureka, Nevada within twelve months from the date of the agreement; however, it was apparent that we would be unable to remove the assets by this date, and Atlas had the right to either allow us to store the assets on site or terminate the agreement and return the purchase price to us. While we believed that Atlas did not intend to terminate the agreement, such termination would force return of the assets, and we could not guarantee that Atlas would not exercise its termination rights. Consequently, on May 19, 2005 we completed an amended asset purchase agreement with Atlas, which no longer required us to remove the Gold Bar Mill and plant from the site within a specified time period, but required us to issue an additional purchase price of 20,000,000 shares of our restricted common stock at $.019 per share or a total of $380,000, which we so issued.

We are presently evaluating the status of the Gold Bar mill. In addition to our plans to relocate the Gold Bar mill and plant to our Buen Futuro project, we are also investigating the possibility of restarting the Gold Bar mill on its current site outside of Eureka, Nevada or the possibility of selling the plant to raise money for future investment at Buen Futuro. While we have not made a decision concerning Gold Bar, there is no guarantee that we will be able to obtain the financing to commence a tolling project at its current location, which we estimate to be between $500,000 and $1,000,000 to rehabilitate the mill; a substantial, but yet undetermined amount to create a suitable tailings impoundment; the necessary permitting from state and federal agencies; and whether we would be able to obtain the necessary customers to ensure a successful operation. We also cannot guarantee that if we choose to sell the plant that we will be able to find a buyer or recover our costs in the project. While Atlas continues to own the property on which the plant stands and has allowed us sufficient time to remove our equipment, we can also offer no guarantee that they will not sell the property to a buyer that will request that we sell the mill or remove it from its current location.

(f) Office leases

Our executive offices are located at 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of three executive offices, a conference room, reception space, filing areas and copy and faxing facilities that are suitable for our needs. We pay $1,507 per month on a three-year lease with a two-year option.  The original lease term expires in July 2008. We are allowed to terminate the lease at the end of year two for a $1,507 penalty plus a 30-day notice, which at this stage of the lease is our only obligation.

We also lease 150 square meters of office space located at Jaimes Freire, 4 Norte, Calle Las Jardineras, #16, Santa Cruz de la Sierra, Bolivia, which is our Bolivian headquarters. This lease expires December 31, 2008. We pay a $500 per month lease payment.

Location	Size	Monthly Rent	Lease Expiration

Salt Lake City	1,183 square feet	$1,507	July 31, 2008
Santa Cruz, Bolivia	150 square meters	500	December 31, 2008
Warehouse, Santa Cruz, Bolivia	360 square meters	162	August 14, 2008

Total		$2,169

Our operating subsidiary, Golden Eagle International Inc. Bolivia, owns the mining and processing equipment, which is located on the Cangalli claim under its control, or at its warehouse in Santa Cruz, Bolivia.

Item 3. Legal proceedings

1.     Turner v. Golden Eagle, Pfeffer, Dunham and Jacobs. On September 1, 2006, our Chief Executive Officer, Terry C. Turner (“the Plaintiff”) filed an action against us, Kevin K. Pfeffer, H.E. Dunham, and William A. Jacobs (“the Defendants”) in the United States District Court for the District of Utah titled Terry C. Turner v. Golden Eagle International, Inc., Kevin K. Pfeffer, H.E. Dunham and William A. Jacobs, Civil Action No.2:06-cv-00738-TC (D. Utah: 2006).  The Complaint sought a temporary restraining order enjoining Defendants, until such time as a preliminary injunction hearing may be held, from the following:  (a) publishing a proposed Form 8-K pertaining to the August 24, 2006 meeting of the Board of Directors; (b) preventing Defendants from violating Regulation FD and the disclosure of insider information; (c) preventing Defendants from further breaches of their fiduciary duty to Golden Eagle; (d) preventing Defendants from breaching Golden Eagle’s Code of Ethics; (e) holding a Board of Directors meeting on September 4, 2006, or any date thereafter;  and (f) publishing disparaging, slanderous, libelous or defamatory comments regarding Plaintiff.

By the end of 2006, all defendants except Kevin K. Pfeffer had been voluntarily dismissed from the lawsuit. The case was subsequently dismissed without prejudice on March 30, 2007.

2.     Golden Eagle & Turner v. Pfeffer. On September 5, 2007 we and our Chief Executive Officer, Terry C. Turner, filed an action against our former director, Kevin K. Pfeffer, in the United States District Court for the Central District of Utah titled, Golden Eagle International, Inc. and Terry C. Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D.Utah; 2007). The allegations were essentially the same, or very similar, to those made in Turner v. Golden Eagle, Pfeffer, et al, referenced above. Plaintiffs sought an unspecified amount of damages to be determined at trial. On January 25, 2008, we settled the above matter by entering into two agreements with Kevin K. Pfeffer (“Mr. Pfeffer”), which became effective February 1, 2008 based on certain conditions subsequent being met. Mr. Pfeffer was a former director in Golden Eagle International, Inc., having served on our board of directors from January 23, 2003 through December 4, 2006. The two subject agreements settled any and all outstanding debts that we had with Mr. Pfeffer, as well as any and all outstanding allegations, claims, disputes and controversies.

The first agreement was titled, “Settlement and Release Agreement.” Terry C. Turner (“Mr. Turner”), our President, Chief Executive Officer and Chairman of the Board, was also a party to this agreement. In this agreement Mr. Turner, Mr. Pfeffer and we agreed to the following:

(a)     That Mr. Turner and we would dismiss with prejudice our case alleging certain causes of action against Mr. Pfeffer filed in the Federal District Court for Utah, Central Division, on September 5, 2007 titled, Golden Eagle International, Inc. and Terry C. Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D.Utah; 2007). This voluntary dismissal was filed on January 28, 2008 and was acknowledged by the Court on January 29, 2008;

(b)     Mr.Turner and we also agreed to release and hold Mr. Pfeffer harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Pfeffer or otherwise take any action to harm him or his reputation.

(c)     Mr. Pfeffer agreed to release and hold Mr. Turner and us harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Turner or us or otherwise take any action to harm Mr. Turner or us or our reputation.

(d)  We acknowledged certain sums that we owed to Mr. Pfeffer, including a promissory note dated June 6, 2005 for an operating loan that Mr. Pfeffer had made to us, accumulated interest and penalties on that note, and expenses that Mr. Pfeffer had incurred while serving on our board of directors, which totaled $230,434.37, which we agreed to convert into 57,608,593 shares of our common stock and we so issued to Mr. Pfeffer on February 26, 2008

(e)     All parties agreed to a two-year “Quiet Period” in which all parties will cease to comment, publicly or privately, in Internet forums and blogs, or any other written or verbal venue, regarding any of the other parties.

The second agreement was titled, “Stock Purchase Agreement.” In this agreement we agreed with Mr. Pfeffer to the following:

(a)     All of the terms and conditions of the Settlement and Release Agreement set out above, as well as the agreement for the actual issuance to Mr. Pfeffer of 57,608,593 shares of our common stock in exchange for $230,434.37 in debt that we owed to Mr. Pfeffer pursuant to exemptions from registration for accredited investors found in Sections 4(2) and 4(6) of the Securities Act of 1933.

3.     Golden Eagle International, Inc. v. John and Jane Does 1-10, et al: On July 26, 2007, we filed an action in the Federal District Court for the Central District of Utah entitled: Golden Eagle International, Inc. v. John and Jane Does 1-10, aka pseudonyms: “Ann Warren,” “ann_483,” “msbunny2211,” “asyouwishalways,” “markgeorgethe3rd,” “lehrerpj,” “slaphappy25,” “bluebird77-7” and others, Civil Action No. 2:07-CV-00540-TC (D. Utah; 2007). Our suit alleged that Defendants John and Jane Doe 1-10, aka the listed pseudonyms, as well as others to be discovered, were anonymous posters on Yahoo! and Raging Bull’s Internet message boards regarding us (which boards and posters often refer to us by using its trading symbol on the OTC Bulletin Board, “MYNG”), who maliciously authored and posted outrageous, manipulative, deceptive, denigrating, disparaging, untrue, indecent, obscene, profane, defamatory and libelous comments regarding us, and our officers, for unlawful and tortious purposes. We subpoenaed the IP addresses of these anonymous posters from Yahoo and Raging Bull, received that detailed information and determined the identity of several of these posters to our satisfaction. After an analysis of the individuals involved we determined that it was a waste of our time and resources to pursue judgment-proof defendants and allowed the matter to be dismissed without prejudice on March 4, 2008.

We are not aware of any other legal action pending or threatened against us.

Item 4. Submission of matters to a vote of security holders

On September 14, 2007, at a special meeting of shareholders held in Salt Lake City, Utah, our shareholders approved an amendment to our Articles of Incorporation to increase the our authorized common stock from 800,000,000 shares to 2,000,000,000 shares. On September 18, 2007 we filed Articles of Amendment to our Articles of Incorporation increasing our authorized common stock with the Colorado Secretary of State, which amendment became effective immediately. The amendment does not affect the number of authorized shares of preferred stock, as disclosed in our proxy statement for that meeting.

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

There was no solicitation contrary to Golden Eagle International's proxy statement.

As of the record date, August 2, 2007, there were 789,999,990 shares of our common stock issued and outstanding and 3,425,963 shares of our Series B Contingent Convertible Preferred Stock issued and outstanding. The holders of record of 437,162,924 shares of Common Stock were present in person or represented by proxy at the meeting. Additionally, the holders of record of shares of Series B Contingent Convertible Preferred Stock entitled to 3,314,918 shares were present in person or represented by proxy at the meeting, which constituted a quorum. (Each share of the Series B Contingent Convertible Preferred Stock is entitled to 250 votes, and were further entitled to vote with the common stock on all matters presented for shareholder approval.) The votes present at the meeting represented approximately 77% of the votes attributable to shares of voting stock outstanding and entitled to vote at the meeting.

At the meeting, the shareholders approved both proposals, with the votes being cast as follows:

	For	Against	Abstain
Amendment to Increase Authorized Capital	1,185,524,537	58,001,942	22,366,165

Ratification of Chisholm, Bierwolf & Nilson for the year ended December 31, 2006	1,231,609,483	9,032,430	25,250,731

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table shows the high and low bid for our common stock during the last two years and the current fiscal year. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from Knobias at www.knobias.com:

2006	Low Bid	High Bid

First Quarter	$ .024	$.037
Second Quarter	$ .017	$.030
Third Quarter	$ .010	$.017
Fourth Quarter	$ .008	$.014

2007	Low Bid	HighBid

First Quarter	$ .006	$.030
Second Quarter	$ .018	$.030
Third Quarter	$ .011	$.020
Fourth Quarter	$ .008	$.016

2008 (through April 1)	Low Bid	High Bid

	$.008	$.016

Holders

As of December 31, 2007, there were approximately 1,195 shareholders of record of our common stock based on information we received from our transfer agent. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers. Based on a search we conducted for our September 14, 2007 shareholder's meeting, we estimate that we have an additional 3,800 shareholders.

Outstanding shares

We are authorized to issue 2,000,000,000 common shares; as of December 31, 2007, we had 1,602,510,490 shares outstanding. In addition, we are authorized to issue 10,000,000 preferred shares, We have designated 3.5 million as Series A shares, none of which have been issued. An additional 4,500,000 of our preferred shares were designated as Series B preferred shares of which 345,962 were outstanding as of December 31, 2007. As of the date of this report we have 1,760,608,267 common shares outstanding.

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

Securities authorized for issuance under equity compensation plans

During 2007, we adopted the 2007 Employees and Consultants Stock Compensation Plan as reflected in the following table as of December 31, 2007. Our directors, officers and affiliates cannot participate in this plan. As discussed below, we have compensated our officers and directors with stock options and stock bonuses, but those are ad hoc determinations made by our board of directors and are not pursuant to any plan. These ad hoc grants have not been submitted to the shareholders for approval.

Equity Compensation Plan Information

Equity Compensation Plan Information

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-20,000,000-	-0-	-0-

Total	-20,000,000-	-0-	-0-

Unregistered sales of equity securities and use of proceeds

On December 20, 2007, we issued 3,000,000 restricted shares of our common stock to Sabrina Martinez for a severance payment valued at $.008 per share or an aggregate of $24,000.

Between October 1, 2007 and December 31, 2007, our Series B Convertible Preferred shareholders had converted 3,210,042 Series B Preferred shares into 857,750,500 restricted common shares. We relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. All of these transactions were described individually in greater detail in previous filings.

All other issuances during 2007 have been previously reported on our Forms 10-Q and 8-K.

Preferred Stock

We issued 1,988,599 shares of Series B Preferred Stock on December 29, 2006 in exchange for debt.

During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of December 31, 2007.

The Series B Preferred Stock referred to above has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available by which to convert all of our outstanding Series B Preferred Shares to common shares. As of April 14, 2008, 96% or 3,431,002 of the outstanding Series B shares had been converted into 857,750,500 common shares, leaving 125,002 left to convert into 31,250,500 common shares.

We currently have 4,374,998 Series B shares available for issue.

Issuances of common stock after our year-end of December 31, 2007 (not previously reported on Form 8K).

On February 4, 2008, we issued 5,997,564 shares of our common stock to Harlan (Mac) DeLozier at $0.009 per share or an aggregate value of $53,978.08. The shares were issued for a February 6, 2007 convertible note payable to Mr. DeLozier for services provided to us.

On February 5, 2008, we sold 6,500,000 shares of our common stock to Dewey L. Williams, The Dewey L. Williams Profit Sharing Plan and Trust and the Dewey Williams Roth IRA at $0.005 per share or an aggregate of $32,500. We relied upon Sections 4(2) and 4(6) of the Securities Act.

On February 14, 2008, two of our Series B Convertible Preferred shareholders had converted an additional 25,000 Series B Preferred shares into 6,250,000 restricted common shares.

On February 15, 2008, we issued 3,750,000 shares of our common stock to Burns, Figa & Will at $0.004 per share or an aggregate of $15,000. The shares were issued for a January 16, 2007 convertible note payable to Burns, Figa & Will for legal services provided to us which were past due.

On February 26, 2008, we sold 3,000,000 shares of our common stock to Stuart Rubin at $0.005 per share or an aggregate of $15,000.

On March 14, 2008, we issued 2,750,361 shares of our common stock to Dr. Michael Biste at an average price of $0.013 per share or an aggregate of $36,000 for geological consulting services provided under a consulting agreement.

On March 24, 2008, we sold 11,156,250 shares of our common stock to Dewey L. Williams and The Dewey L. Williams Profit Sharing Plan and Trust at $0.004 per share or an aggregate of $44,625.

On March 31, 2008, we issued 12,101,560 shares of our common stock to Marco Venegas, an employee residing in Bolivia, for accrued wages and for a loan repayment, at $0.004 per share or an aggregate of $47,196.

On March 31, 2008, we issued 1,380,371 shares of our common stock to Marigen Rocha, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $5,383.

On March 31, 2008, we issued 594,781 shares of our common stock to Carol Limachi, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $2,320.

On March 31, 2008, we issued 537,254 shares of our common stock to Wilson Garcia, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $2,095.

On March 31, 2008, we issued 537,960 shares of our common stock to Juan Calderon, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $2,098.

On March 31, 2008, we issued 416,828 shares of our common stock to Julio Mamani, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $1,626.

On March 31, 2008, we sold 10,205,128 shares of our common stock to Miguel Simon Guardia, a resident of Bolivia, at $0.0039 per share or an aggregate of $39,800.

On March 31, 2008, we issued 3,205,128 shares of our common stock to Tracy Madsen, an officer of the company, for accrued wages, at $0.0078 per share or an aggregate of $25,000.

On April 11, 2008, we sold 77,345,203 shares of our common stock to Edmundo Arauz, a resident of Bolivia, at $0.00345 per share or an aggregate of $262,973.69.

In every issuance described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In ten cases, as indicated above regarding residents of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that ten of the purchasers were non-residents of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of our private placement common stock and Series B Preferred Stock, as described above and under the immediately above indicated exemptions, we did not file any Registration Statement during our 2007 Fiscal Year, whereby we would receive proceeds from the resale of our common stock by Selling Shareholders or sale of any securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases or our equity securities during our Fiscal Year 2007.

Item 6. Selected Financial Data

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

Uncertainties and Trends

Our revenues are dependent now, and in the future, upon the following factors:

o	Price volatility in worldwide commodity prices, including gold, copper and other minerals, which is affected by: (a) interest rates; (b) currency exchange rates; (c) currency exchange rates; (c) inflation or deflation; and (d) speculation;

o	Global and regional supply and demand of gold, copper and other minerals, including investment, industrial and jewelry demand;

o	Political and economic conditions of major gold, copper or other mineral-producing countries; and

o	Threatened changes to the Bolivia Mining Law that may cause increased regulations, greater controls over our mining activities, or other unanticipated consequences, and related increased costs of conducting operations in Bolivia

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto.

(a)     Liquidity and capital resources – 2007 and 2006

(a)(1) Continuing working capital deficit

Our working capital deficit for at least the past five years has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2007 and 2006.

Years ended December 31,	2007	2006

Current Assets	$96,792	$21,625
Current Liabilities	(913,735)	(803,720)

Working Capital (Deficit)	($816,943)	($782,095)

Our current assets increased by $75,167 from $21,625 as of December 31, 2006 to $96,792 for the comparable 2007 period. The increase was due to a $1,315 increase in cash and a $73,852 increase in prepaid expenses.

Our working capital deficit increased by $34,848 or 4% to $816,943 as of December 31, 2007, from $782,095 for the comparable 2006 period. Accounts payable and accrued expenses decreased from $271,947 on December 31, 2006 to $193,558 on December 31, 2007. Accounts payable and accrued expenses decreased as a result of our reduction of expenses and the payment of outstanding bills. Other notes payable increased from $32,002 as of December 31, 2006, to $214,111 on December 31, 2007. The increase was primarily due to the reclassification of a $135,000 note payable to Kevin Pfeffer, a former director from related party debt to other notes payable. Since Mr. Pfeffer is no longer our director and as of December 31, 2007, he no longer holds more than 10% of our outstanding shares, he is no longer considered our affiliate. On January 25, 2008, we reached settlement with Mr. Pfeffer wherein all of the debt owed to him in the form of accounts payable, a note payable and accrued interest as well as a settlement fee were converted into our common stock.

Related party debt decreased to $92,300 as of December 31, 2007 from $151,900 on December 31, 2006. The decrease was the result of the reclassification of debt owed to Mr. Pfeffer as described immediately above and the addition of additional funds loaned to us by our officers both in the United States and In Bolivia.

A convertible debenture that we had in 2006 remained constant in 2007 at $249,000. This convertible debenture matured on May 2, 2007, however, we have been unable to repay this debenture in cash and have extended our obligation into the successive year in accordance with the debenture's terms. We have made a proposal to the estate governing this note to convert the debenture to common stock, as defined in the debenture agreement. At this time, we have not received a response to our proposal from the administrator of the estate; however, we have notified the estate of our intention to extends the debenture principal over for the one additional remaining year, through May of 2009, and of our intentions to enter into a payment schedule that would allow us to become current on the accrued interest owed for 2007 and pay the first quarter payment for 2008. The debenture principal shall come due in May of 2009.

Accrued interest increased to $110,187 as of December 31, 2007, from $43,634 as of December 31, 2006. The increase was due to the accrual of interest on the outstanding notes including $32,000 in penalty interest which we paid to Kevin Pfeffer in common stock as part of a settlement reached with him in January 25, 2008.

We also owe past-due salary obligations to our president, Terry C. Turner. During 2007, Mr. Turner waived $60,000 of his salary accrual that was past due. Additionally, on December 31, 2004 through 2006, Mr. Turner waived $60,000 each year and in 2003 and 2001, Mr. Turner waived $36,457 and $443,772 respectively of accrued salary without receiving any consideration from us. We continue to owe Mr. Turner $276,783 in back salary; however, he has agreed with us that this liability bears no interest. A note receivable from Mr. Turner in the amount of $276,783 that resulted during a period that we were unable to consistently pay Mr. Turner's salary and he relied on irregular loans from us offsets this liability. That loan arrangement pre-dated the passage of the Sarbanes-Oxley Act. The receivable from Mr. Turner and payable to Mr. Turner are netted out to a zero balance and do not appear on our balance sheet.

Our working capital deficit during 2007 was also affected by the receipt and related expenditure of more than $1,555,302 from the sale of our Series B Preferred stock or received as a note payable which was subsequently converted to our Series B Preferred Stock. These funds permitted us to cover other short-term obligations and reduced our working capital deficit.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary as a result of our continuing working capital deficit.

(a)(2)     Property and equipment

During 2007, we increased our property and equipment net of depreciation and impairment by $172,909, or 3.1%, to $5,652,686 at December 31, 2007 as compared to $5,479,777 at December 31, 2006. Mining equipment decreased by $383,513 to $595,190 as of December 31, 2007 from $978,703 as of December 31, 2006. The majority of this decrease came from the elimination of $272,502 from mining equipment that was originally depreciated during 2002 and a corresponding amount was listed under accumulated depreciation. As these two amounts were netted each other the net impact on property and equipment less accumulated depreciation was zero. As this equipment is no longer usable, the $272,502 amount was removed from both the asset account and the accumulated depreciation amount. During the years 2004 through 2007, we fully impaired our mining assets associated with our Cangalli project. Prior to this year we carried both the asset value and the accumulated impairment associated with that asset and which netted out to zero. During 2007, we determined that we would eliminate both the value of the asset and the accumulated impairment associated with that asset. As a result, as of December 31, 2007 we eliminated $490,423 from mine development costs and an equal amount form accumulated depreciation. This total amount had been previously impaired. Additionally, we increased mine development costs by $297,065 for capitalized fees related to our development of our A Zone on our Buen Futuro claims, as well as our C Zone. We also eliminated $417,047 from mineral properties and a corresponding amount from accumulated impairment for the same reasons listed above. While the net effect of these eliminations is zero we believe that it simplifies our internal accounting and better reflects our current financial situation to the readers of this report. We continue to include $545,000 in mineral properties which has been fully impaired and which a corresponding amount is included in accumulated impairment for accounting purposes and which we feel accurately portrays the financial condition of the company. The inclusion of this amount does not impact our total assets or total shareholders' equity. A detail of our fixed assets is the following;

Years ended December 31,	2007	2006

Mining equipment	$595,190	$978,703
Gold Bar Mill and Plant - idle	3,980,000	3,980,000
Mine development costs	336,260	529,618
Mining properties	1,356,948	1,814,501
Office equipment	110,710	118,555
Vehicles	110,018	87,018
Accumulated depreciation, depletion and impairment	(836,438)	(2,028,618)

Fixed assets net	$5,652,686	$5,479,777

(a)(3) Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$193,558	$193,558	$-	$-
Deferred wages	54,529	54,529	-	-
Other notes payable	214,111	214,111	-	-
Related party payable	92,350	92,350	--	--
Accrued interest	110,187	110,187	--	--
Debenture payable	249,000	249,000	-	-
Exploration & production Buen Futuro	435,834	-	435,834	-
Production penalties consulting fees	205,000	61,000	72,000	72,000
Mining claim fees	590,655	118,131	236,262	236,262
Building leases	9,014	9,014	-	-

Total contractual cash obligations	$2,154,238	$1,1,101,880	$744,096	$308,262

(a)(4) Derivative liability

As discussed in Part II, Item 5 Preferred Stock, we issued 1,988,599 shares of Series B Preferred Stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of December 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. Because no common shares were available for conversion at the time the Series B Preferred shares were issued, we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability was $10,195,790. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $4,779,534 as of December 31, 2007. As of March 11, 2008, 96% of the outstanding Series B shares had been converted to common shares, leaving 4,374,998 Series B shares available for issue.

(a)(5) Equity

Stockholders’ equity increased to $4,665,738 as of December 31, 2007, from $720,486 as of December 31, 2006. The primary reason for the increase was the classification of the derivative liability related to the issuance of Series B Preferred Stock, which was convertible into common stock. Prior to our shareholders meeting on September 15, 2007 there were no common shares available in which to convert the Series B Preferred shares. As such, the issuance of preferred stock either for debt or for cash was classified as a derivative liability. The derivative liability as of December 31, 2006 was $3,977.196 which caused shareholders equity to decline to $720,485 as of December 31, 2006, from $4,386,011 as of December 31, 2005. During 2007, prior to September 15, 2007, an additional derivative liability of 6,218,594 was incurred as a result of the issuance of Series B Convertible Preferred Stock since there was no common stock in which to convert. During the September 14, 2007 shareholders meeting our shareholders voted to increase the total shares authorized for issuance by us to 2,000,000,000. At that point in time since there was now available shares in which to convert the Series B Convertible Preferred shares the derivative liability of $10,195,790 was converted into additional paid in capital which resulted in the increase in total shareholders’ equity.

(a)(6) Off-balance sheet arrangements.

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have;

o	an obligation under a guarantee contract,

o	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

o	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

o	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us."

We do not have any off-balance sheet arrangements or commitments that have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material, other than those which may be disclosed in this Management’s Discussion and Analysis of Financial Condition and the audited Consolidated Financial Statements and related notes.

(a)(7) Results of operations.

The following sets forth certain information regarding our results of operations as of December 31, 2007 and 2006.

Years ended December 31,	2007	2006

Revenues	$-	$-
Production costs	-	-
Exploration & development costs	(297,776)	(262,820)
General and administrative	(1,218,035)	(1,293,741)
Depreciation and depletion	(25,043)	(54,032)
Operating (loss)	(1,540,855)	(1,610,594)
Loss on sale of fixed assets	(1,509)	(109,495)
Asset impairment	(107,425)	(286,867)
Financing costs of preferred stock	(4,647,263)	(1,988,598)
Other income (loss)	11,764	14,616
Net (loss)	(6,377,636)	(4,275,892)
Net (loss) per share - basic and diluted	(.01)	(.01)
Weighted average shares - basic and diluted	830,814,298	774,969,305

Our operations have resulted in significant losses and negative cash flow from operations during approximately the past five years as we have invested in exploration on our mining concessions, and in property acquisitions.

Revenue. During both 2007 and 2006, our revenues were $0. We have generated no revenues from mine production since 2004 as a result of the shutdown of our Cangalli mine during that year.

Production costs. Production costs remained $0 during 2007 and 2006.

Exploration & development. Exploration and mine development costs increased by $34,956, or 13%, to $297,776 during 2007 from $262,820 during 2006. The increase in 2007 was the result of increased exploration at our Buen Futuro A Zone project through a contract with Washington Group International Inc. related to the review of our A Zone feasibility study. We also completed extensive exploration work on our B and C Zones during 2007 as we brought a pilot plant on-line at the C Zone. As a result of environmental issues we moved the site for our C Zone production plant and began construction of required infrastructure during the fourth quarter of 2007.

General and administrative expenses. Our general and administrative expenses decreased by $75,707, or 6%, to $1,218,035 during 2007 from $1,293,741 during 2006. We attribute the decrease in our general and administrative expenses to an ongoing cost control effort and to the reduction in support staff. While we will continue our efforts to reduce these expenses, they may increase as we complete construction and begin operation of C Zone production plant and continued exploration and development of our Buen Futuro A Zone project.

Legal expenses in 2007 decreased to $92,499 from $236,535 in 2006. The decrease was due in part to legal expenses accrued in 2006 related to our shareholders meeting which were paid in stock during 2007. Legal expenses also were decreased by $6,760 as the result of a settlement for payment on legal fees incurred and owed in a previous period.

Depreciation and depletion. Depreciation and depletion decreased to $25,043 in 2007 from $54,032 in 2006. The decrease in 2007 was the result the decrease in the amount of equipment being depreciated through the sale and disposal of equipment in previous periods.

Operating expenses. During 2007, our operating expenses decreased by $69,739 or 4% to $1,540,855 from $1,610,594 during 2006. The decrease was the result of a reduction of staff and an overall decrease in general and administrative expenses including legal expenses and depreciation.

Interest expense. Interest expense during 2007 decreased to $92,349 from $294,953 during 2005. The decrease during 2007 was primarily the result of the elimination of $1,988,598 in debt and accrued interest on December 29, 2006 which was converted into our Series B Convertible Preferred Stock and was subsequently converted into our common stock during the fourth quarter of 2007. The interest expense total also includes $35,000 in penalty interest related to the settlement reached in January 2008 with Kevin Pfeffer in addition to the regular interest accrued on his note.

Loss on sale of fixed assets. During 2007 we experienced a loss on sale of fixed assets in the amount of $1,509 compared to $109,495 during 2006. We may sell some equipment that is not necessary for our current mining plan. We are also considering the sale of the Gold Bar mill and plant after determining if we will dismantle it in Nevada and send it to eastern Bolivia to be constructed on our Buen Futuro A Zone project. A sale of Gold Bar during 2008 may either result in a loss on the sale of assets or a gain depending on the final sales price. As we currently do not have any firm offers we cannot determine if a sale will take place or at what price a sale could be consummated.

Asset impairment. During 2007, we incurred an impairment expense of $107,425 which was related to our Cangalli mine. We have fully impaired all assets related to our Cangalli operation with the exception of certain buildings located in Cangalli which we are attempting to sell during 2008.

Financing costs. During 2007 we incurred financing costs related the issuance of our Series B Convertible Preferred stock in the amount of $4,647,263. During 2006, we also incurred financing costs on the issuance of preferred stock in the amount of $1,988,598. This expense was the result of the issuance of Series B preferred stock to debt holders and for cash consideration with a conversion rate less than the market price on the date of issuance. A more complete description of this transaction can be found in Part II, Item 6(a) (4), Derivative Liability. The Series B preferred shares carry a conversion provision, which allowed each Series B preferred share to be converted into 250 restricted common shares. At the time of the issuance of our preferred stock we had no common shares available in which to convert the Series B preferred shares On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. At that point in time since there was now available shares in which to convert the Series B Convertible Preferred shares the derivative liability of $10,191,864 was converted into additional paid in capital which resulted in the increase in total shareholders’ equity.

Net loss. Our net loss for 2007 was ($6,377,636) compared to ($4,275,892) during 2006, resulting in a basic per-share loss of $(.01) in 2007 and $(.01) in 2006 based on weighted average shares outstanding — basic of 830,814,298 and 774,969,305 respectively.

The majority of the net loss during 2007 and 2006 was related to financing costs related to the issuance of our Series B Convertible Preferred shares. As described in Part II, Item 5, (e)(3) the derivative liability associated with the financing costs was converted to additional paid in capital at the time sufficient common shares became available for conversion following the vote by our shareholders to increase the authorized common share total to 2,000,000,000 shares. Had financing costs not been included the net loss during 2007 would have been $1,730,373 a 556,921 or 24% decrease from the adjusted $2,287,294 net loss incurred during 2006.

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

(a)(8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services as referenced above in Part II Item 5. By deducting certain other non-cash expenses, we achieved net cash flows from operating activities of ($1,510,843) in 2007 and ($1,175,901) in 2006. We also invested $306,887 in property and equipment during 2007 and $72,889 in property and equipment in 2006 and received $236,838 during 2006 from the sale of equipment. Net cash flows provided by our financing activities totaled $1,819,045 in 2007 and 983,234 in 2006. Cash increased to $2,742 as of December 31, 2007 from $1,427 in 2006.

Net cash flows
Years ended December 31,	2007	2006

Net gain (loss)	($6,377,636)	$(4,275,892)
Net cash flows used by operating activities	(1,401,837)	(1,175,901)
Cash flows from investing activities	(306,887)	163,949
Net cash flows provided by financing activities	1,710,039	983,234
Net increase (decrease) in cash	1,315	(28,718)
Cash beginning of period	1,427	30,145
Cash end of period	2,742	$1,427

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

From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to us on a short-term basis to conserve our cash for other purposes. We have also negotiated with certain debt holders to accept equipment for outstanding debt or to convert debt to preferred stock, including:

o	$92,350 of loans from current directors and officers

o	Our officers have also deferred payment of a portion of their 2007 salary until funds are available to pay these wages. As of December 31, 2007 a total deferred salary from officers was $33,284.

Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate cash flow from operations, of which there can be no assurance.

(b) Special non-cash impact due to options

No options have been issued during the past three years. No options are currently outstanding.

(c) Plan of operations

(1)	Our current plan is to complete construction of the C Zone mill and commence commercial mining operations at the C Zone during the second quarter of 2008. During 2007, we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 5 kilometers (3.1 miles) from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralization in the zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill approximately 700 meters (2,300 feet) to the southwest of our pilot plant to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall for this region, referred to by meteorologists as the 100 year rains. These rains have severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete. Once we have a period of dry weather we intend to finalize construction on the mill and begin production starting at approximately 400 tpd and increasing to 2,000 tpd. We intend to use a contract mining company to deliver the ore from our C Zone mine directly to our mill. The contract miner estimates that it can mine and deliver ore at a cost of $2.00 per tonne once we have reached 2,000 tpd. The use of a contract miner will eliminate the capital costs required to purchase mining equipment.

During 2007 we completed construction of our mine camp situated between our A Zone development and the C Zone mine and mill. The mine camp includes dormitories, a dining hall, sanitation facilities, administration buildings and warehouses and serves as camp for the construction and operation of the C Zone mill and the exploration and development of our A Zone project.

(2)	We intend to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2008. We are pursuing this development by obtaining third party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm. In February 2007 we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. We may ask this engineering firm to determine if our Gold Bar mill and plant should be moved to our A Zone Buen Futuro project in eastern Bolivia, or if a new mill and plant should be built on site. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required.

(3)	Finally, we intend to maintain our Cangalli and Tipuani Valley properties. However, no efforts will be made to recommence operations at the Cangalli mine in the foreseeable future. All of our efforts and financial resources are focused on developing our Precambrian properties in eastern Bolivia.

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available which are detailed as follows:

To accomplish our strategy we intend to:

o	Obtain estimated financing of $200,000 for the remaining costs pertaining to the construction and operation of a 1,000-tpd processing plant on our C Zone gold project and an additional $200,000 to increase our capacity to 2,000 tpd. We also intend to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. We are now in the process of installing our C Zone mill on its new mill site, which we intend to incrementally expand its capacity to five hundred cubic meters (approximately 1,000 tonnes) per day.

o	Obtain third party, independent advice from Washington Group International, Inc. regarding any required improvements to our existing reserve report and feasibility study of our Buen Futuro A Zone project. On February 13, 2007 we signed an agreement with Washington Group International for due diligence and an initial evaluation of our feasibility work to date.

o	Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We announced in the first quarter of 2008 that the evaluation from this consulting firm was favorable and that the consulting engineers recommended moving to a second stage of feasibility work. We anticipate that this additional work may cost between $600,000 and $1 million, which we will need to raise for this purpose. Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine if the Gold Bar mill and plant should be dismantled, shipped to eastern Bolivia and re-erected on our Buen Futuro A Zone site, or if a new plant should be built on-site.

o	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. Should further due diligence, evaluation and feasibility work indicate that the Gold Bar mill and plant should be used in Bolivia, we intend to dismantle the plant located outside of Eureka, Nevada, ship it to eastern Bolivia, and re-erect the mill and plant on the Buen Futuro A Zone site. We estimate approximate costs of $10,000,000 to bring the Gold Bar mill and plant into production in Bolivia; however, those costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

o	Determine, should the initial due diligence and evaluation study indicate that a mill and processing plant be built from scratch on the Buen Futuro A Zone, whether we intend to either sell the Gold Bar mill and plant and use the proceeds for new mill and plant construction on the A Zone, or consider the possibility of performing contract milling and processing at the current Gold Bar site in Nevada. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed.

o	Determine, should the current Buen Futuro A Zone due diligence and evaluation study indicate that it is not in the our best interest to move the Gold Bar mill and plant to Bolivia, whether we should consider other alternatives to selling the facility in its entirety. The region around our Gold Bar mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million.

o	Maintain our mining claims on the remainder of the Buen Futuro 2,500 acre-site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

o	Continue our discussions with government officials in Bolivia’s new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

(d) Impact of inflation and changing prices

We have not experienced any impact from the effects of inflation during the last two operating periods: 2007 or 2006. Bolivian inflation, while high at points during the early 1980‘s, has been relatively stable, at less than 10% since 1985, during the last two years at less than 4% per annum, and is projected to be less than 3% in 2008.

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

(e)(2) Effect of new accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

Inapplicable.     We do not presently invest or otherwise engage in market risk sensitive instruments.

Item 8. Financial statements and supplementary data

The financial statements and supplementary data required by this item is contained on pages F-1 through F-29.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

There were no disagreements with our accountants and auditors on any matters of accounting principles, practices or financial statement disclosures during 2006 and 2007 through the present.

Item 9A. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2007 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2007.

Changes in internal controls.
There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with no exceptions:

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

We are not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to us. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Management's report was not subject to an attestation by our registered public accounting firm pursuant to the temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other information

We have disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report and subsequent to year-end.

PART III

Item 10. Directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of March 31, 2007.

Name	Age	Position	Term of Office

Terry C. Turner ¹	55	Chairman of the Board of Directors, President & CEO	2/14/97-present

Alvaro Riveros	65	Director	1/5/04-present

Harlan M. (Mac) DeLozier, II ²	64	Director Vice President Bolivian Administration	9/28/06- present 3/1/97- present

Tracy A. Madsen³	46	Secretary/Treasurer/CFO/ Vice President US Administration	2/13/03-present

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

Business experience

A summary of the business experience of each person who is currently one of our officers or directors, and such person’s service with us, is as follows:

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

(d) Involvement in certain legal proceedings

None of our executive officers or directors has been involved in or is subject to any of the following legal proceedings:

(1) A petition under the Federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) No such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) No such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or engaging in any activity in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) No such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

(5) No such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

(6) No such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Corporate Governance:

(a) Director Independence

See our disclosure at page 60 under Item 13.

(b) Committees
We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation. We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues during the past three years. Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

(c) Shareholder Communications
Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

(d) Board of Director Meetings.
During fiscal year 2007, our Board of Directors met by telephone as permitted by our By-laws on the following dates: (a) January 28, 2007; (b) January 29, 2007; (c) January 31, 2007; (d) February 2, 2007; (e) February 6, 2007; (f) February 12, 2007; (g) March 27, 2007; (h) March 28, 2008; (i) March 30, 2007; (ji) April 11, 2007; (k) May 27, 2007; (l) June 27, 2007; (m) August 15, 2007; (n) August 17, 2007; (o) October 30, 2007; and (p) December 20, 2007. Our Board of Directors met in person in Santa Cruz, Bolivia on September 3, 2007. We request that all of our Directors attend our Board of Director meetings; however, we have no formal policy regarding their attendance.

(e) Annual Shareholder Meetings
On September 14, 2007, we had our 2007 Annual Meeting of Shareholders. Our Chairman of the Board, Terry Turner attended the meeting. We have no formal policy attendance of our officers or directors regarding their attendance at an Annual Meeting of our Shareholders.

(f) Code of ethics
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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2007, with the exception of one late filing of a Form 4 by Golden Eagle Mineral Holding, Inc. that was filed on April 15, 2008.

Item 11. Executive compensation

(a) and (b) Summary compensation table

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended December 31, 2005, 2006 and 2007. No other person who currently one of our executive officers, earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.

Long Term Compensation

		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All other compensation
Terry C. Turner
CEO, President, Chairman
	2005	$120,083(A)	$60,000 (B)
	2006	$176,152(A)	$60,000 (B)
	2007	$187,514(A)	$60,000 (B)
Tracy A. Madsen
CFO, VP, Secretary & Treasurer
	2005	$74,167(C)		$25,000 (D)		-
	2006	$77,499(C)		$22,612 (D)		$22,755 (E)
	2007	$98,718(C)				$50,000 (F)
Harlan M. (Mac) DeLozier
Director/VP
	2005	$91,000(G)
	2006	$91,000(G)
	2007	$99,101(G)				$50,000 (H)

(A) During June 2005, Mr. Turner voluntarily reduced his annual salary by 40% to $150,000 per year not including the cashless bonus described in footnote (B). Additionally, Mr. Turner deferred $53,667 of 2005 salary to be paid when sufficient funds were available. During 2006, Mr. Turner received his annual compensation of $150,000 plus $26,152 in accrued salary that was owed to him from 2005. As of December 31, 2006 Mr. Turner was owed $27,514 in accrued salary. Effective January 1, 2008 Mr. Turner’s salary was increased to $180,000 per year. During 2007 Mr. Turner received his regular salary amount plus $27,514 in accrued salary from 2006.

(B) These bonus payments reflect non-cash debt forgiveness. At December 31, 2007, Mr. Turner owed us $276,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $276,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 that Mr. Turner waived on December 31, 2001). During 2005, 2006 and 2007, Mr. Turner waived $60,000 of unpaid accrued salary each year. The board of directors has approved this arrangement on our behalf. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.

(C) During 2005 and 2006, Mr. Madsen’s annual salary was $91,000. During 2005, he deferred $16,833 of accrued salary to be paid when sufficient funds were available. During 2006, $9,249 of accrued salary was paid to him. As of December 31, 2006, 7,584 in accrued salary was owed to him. Effective January 1, 2008, Mr. Madsen’s salary was increased to $110,000 annually. During 2007 Mr. Madsen received his regular salary plus the $7,584 in accrued salary owed to him from 2006.

(D) On March 30, 2005, Mr. Madsen was granted 965,251 shares of restricted common stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2004. Shares were valued at $.0258 per share based on the closing price on the date of the grant. On August 11, 2006, he was granted 1,726,092 shares of S-8 common stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2005. Shares were valued at $.0131 per share based on the closing price of the stock on the date of the grant.

(E) Mr. Madsen resigned as an officer on August 15, 2006 and was reappointed as an officer on November 14, 2006. During this period of time, we contracted with a company controlled by Mr. Madsen to provide accounting and administrative support. Total fees paid to Avcon services during 2006 were $22,755.

(F) On April 11, 2007, we entered into a convertible promissory note with Mr. Madsen with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses payable in our common shares. This note was for $50,000, and has a term of 2 years, and is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As of the date of this report, this note has not been converted to common stock and is still outstanding.

(G) During 2005 and 2006, Mr. DeLozier’s annual salary was $91,000. Effective on January 1, 2008, Mr. DeLozier’s salary was increased to $110,000 annually.

(H) On April 11, 2007, we entered into a convertible promissory note with Mr. DeLozier with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses for 2005 and 2006 payable in our common shares. This note was for $50,000, and had a term of 2 years, and is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. On February 4, 2008, Mr. DeLozier converted his note payable into 5,947,564 shares of common stock for the $50,000 note payable and accrued interest. Mr. DeLozier is still owed a contractual stock bonus of $25,000 for 2006

We have no plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer’s responsibilities.

(c)     Options/SAR granted during year ended December 31, 2007

None

(d)     Aggregated option/SAR exercises and fiscal year-end option/SAR value table

None

(e)     Long term incentive plan — awards in last fiscal year

We have no long-term incentive plans.

(f) Defined benefit or actuarial plan disclosure

We have pay medical insurance premiums for our employees. We currently have no stock ownership or other profit sharing, defined benefit, actuarial, or pension plans, nor life insurance or any other benefit plan for our employees, but may adopt such plans in the future. We have no retirement plans and, therefore, have made no contributions to any such plan on behalf of the named officers.

(g) Compensation of directors

We currently have three directors on our Board of Directors. Director’s fees were suspended in approximately June 2004 as a result of the shutdown of our production operations at our Cangalli prospect.

Alvaro Riveros received fees of $11,000 during 2007 reflecting additional services he provided to us as a consultant in Bolivia.

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

(h)    Employment contracts and termination of employment and change-in-control arrangements

We have an employment contract with Tracy Madsen, our Chief Financial Officer and Vice President for US Administration, requiring us to issue him a bonus of $25,000 in our restricted common stock for each year of his employment which becomes due in February of the year after it is earned by remaining employed by us.

We have an employment contract with Harlan M. (Mac) DeLozier, a director and our Vice President for Bolivian Operations, requiring us to issue him a bonus of $25,000 in our restricted common stock for each year of his employment which becomes due in February of the year after it is earned by remaining employed by us.

We have no other compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of us or a change in the individual’s responsibilities following a change in control.

(i) Report on repricing of options/SARs

Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2007 or subsequently.

(j)    Additional information with respect to compensation committee interlocks and insider participation on compensation decisions

We do not currently have a compensation committee.

(k)     Board compensation committee report on executive compensation

We do not currently have a compensation committee and no compensation committee report on executive compensation was issued during 2007.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

(a) and (b)Security ownership of certain beneficial owners and management

At December 31, 2007, and subsequently, we had only two classes of outstanding voting securities, our common stock (referred to herein as the “Common Stock”) and Series B Preferred Stock which is convertible into restricted common shares if and when common shares are available. Series B preferred shares have voting rights equivalent of the number of common shares into which the preferred shares may at some point be converted.

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

The following tables assume, based on our stock records, that there are 1,872,401,108 shares of our common stock, $.0001 par value, currently issued and outstanding, and 125,002 Series B Preferred Shares, $.01 par value, issued and outstanding plus 10,000,000 shares of our common stock reserved for the conversion of an outstanding debenture and 13,063,164 for two convertible notes payable which are included in the fully diluted share total but have no voting rights.. The Holders of the Series B Shares presently have the right to vote two hundred fifty (250) common shares for every one (1) Series B share held on all matters presented to the common stockholders. The Series B Holders are not required to convert their Series B shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders. As indicated above, as of the filing of this report there are 125,002 Series B shares outstanding, which will result in 31,250,500 votes by the Series B Holders or 1.8 percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. Additionally 32,037,523 shares have been committed to individuals and entities in convertible notes payable and common shares payable. As such, an aggregate of 1,935,689,131 shares are included in the fully diluted share number as of the date of this report.

SECURITY OWNERSHIP OF BENEFICIAL OWNER

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)

Golden Eagle Mineral Holdings, Inc.(1) 910 Golden Beach Blvd. Venice, FL 34285	498,996,250	26.65%	25.78%

Kevin Pfeffer (2) 5307 Aerie Ct. Clarksville, MD, 21029	169,408,726	9.05%	8.75%

Dewey L. Williams (3) 6860 N. Dallas Pkwy, Suite 200 Plano, TX 75024	106,191,750	5.67%	5.49%

Lone Star Equity Group LLC (4) 6222 Richmond Ave, Suite 540 Houston, TX 77057	105,662,500	5.64%	5.46%

Total	880,259,226	47.01%	45.48%

(1) Golden Eagle Mineral Holdings, Inc. converted 1,995,985 Series B Preferred shares into 498,996,250 common restricted shares on December 17, 2007. Golden Eagle Mineral Holdings Inc. is not affiliated with Golden Eagle International Inc. other than its greater than 10% ownership share in Golden Eagle International Inc. common stock.

(2) Kevin Pfeffer resigned as our Director on December 4, 2006. Mr. Pfeffer also received 57,608,593 shares of our common stock as settlement for $230,434 in outstanding debt, expenses that he had accrued as a director and penalties on January 25, 2008.

(3) Dewey Williams, The Dewey Williams Profit Sharing Plan & Trust and The Dewey Williams Roth IRA, converted 110,200 Series B Preferred shares into 27,550,000 common restricted shares on December 17, 2007. Mr. Williams through the three entities listed above also purchased 17,656,250 shares of our restricted common stock during the first three months of 2008 through a private placement.

(4) Lone Star Equity Group, LLC, converted 422,650 Series B Preferred shares into 105,662,500 common restricted shares on December 17, 2007.

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock

Terry C. Turner Chief Executive Officer/ President/Chairman 9661 South 700 East Salt Lake City, Utah 84070	-	-	-

Harlan M. (Mac) DeLozier Director/VP (1) 9661 South 700 East Salt Lake City, Utah 84070	5,997,564	0.03%	0.03%

Tracy A. Madsen (2) CFO/VP 9661 S 700 E Sandy, UT 84070	5,128,720	0.03%	0.06%

Alvaro Riveros Director 9661 South 700 East Salt Lake City, Utah 84070	-	-	-

Officers and Directors as a Group	11,126,284	0.06%	0.09%

(1)	Mr. DeLozier received a convertible note payable representing 5,555,556 shares on February 6, 2007 as consideration for our contractual obligation to pay him $25,000 per year in stock representing two years. On February 4, 2008, Mr. Delozier converted this note into 5,997,564 which was the principal amount of the note and accrued interest. This total is included in all categories of the chart above.

(2)	Mr. Madsen received 3,205,128 restricted shares on March 31, 2008 as part of his employment agreement for 2007. Mr. Madsen also holds a convertible note payable representing 5,555,556 shares on February 6, 2007 as consideration for our contractual obligation to pay him $25,000 per year in stock plus a $25,000 bonus. As of the date of this report, Mr. Madsen had not converted this note to common stock and these shares are not included Shares of Common Stock Beneficially Owned number or the Percent of Undiluted Common Stock Outstanding calculation listed above. These shares however, are included in the Percent of Fully Diluted Common Stock calculation listed above. Total shares owned by Mr. Madsen or to which Mr. Madsen has a right to convert his note into as of the date of this report are 10,684,276.

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

(c) Changes in control

The holders of our Contingent Convertible Series B Preferred shares were entitled to 250 votes for each preferred share. If and when all Series B preferred shares are converted into common stock, the Series B preferred shareholders as a group will control 48.67% of our common stock. As of the date of this report, 96.48% or 3,431,002 shares of our Contingent Convertible Series B Preferred shares have been converted into 857,750,500 common shares leaving 125,002 Contingent Convertible Series B Preferred shares convertible into 31,250,500 common shares..

(d)    Securities authorized for issuance under equity compensation plans

        See Item 5 above for this disclosure.

Item 13. Certain relationships and Related Transactions, and Director Independence

(a) Indebtedness

Accrued Compensation. During 1997 through 2001, we did not have the funds to pay salaries to our president, Terry C. Turner. As a result, his salary accrued unpaid through a portion of 2002 when we paid only $103,000 of the $200,000 owed to him during that year.

On December 31, 2001, Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him. During 2002 and 2003, Mr. Turner waived an additional$60,000 and $36,457 respectively. During 2004, 2005, 2006 and 2007 Mr. Turner waived an additional $60,000 each year respectively of the amount owed to him. As of December 31, 2007 the total sum that we owed Mr. Turner was $276,783 in accrued compensation. Our indebtedness to Mr. Turner is non-interest bearing.

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

Repayment of Loan and Accrued Compensation. The Board of Directors determined that Mr. Turner would receive a $60,000 per year non-cash bonus that is used to pay down notes he owes to us. All repayments are made with after tax dollars. Mr. Turner in turn forgives the portion of the accrued salary that we owe to him in order to keep the note payable and the note receivable in balance. These reductions have occurred in 2006 and 2007 and are expected to continue until both the advances to Mr. Turner and the unpaid salary are reduced to zero. As of December 31, 2006 the total amount owed by Mr. Turner was $276,783 and equaled the amount that we owed to him. For purposes of the consolidated financial statements this note payable and note receivable are netted out to $0.

Current Deferred Compensation. As of December 31, 2007, we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	Amount

Harlan M. (Mac) DeLozier	VP Bolivia Administration	$20,139

(b) Loans to Golden Eagle from affiliates

In addition, as described elsewhere in this report, our officers have advanced funds to us for operations in Bolivia and to cover overhead in the US.

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end

2007	Terry Turner	$245	$(345)	$-
	Harlan (Mac) DeLozier	11,350	(14,300)	11,350
	Tracy Madsen	121,000	(52,500)	71,000
	Marco Venegas	10,000	-	10,000

	Total	$142,595	$(67,145)	$92,350

2006	Kevin Pfeffer(A)	-	-	$135,000
	Terry Turner	9,100	(9,000)	100
	Harlan (Mac) DeLozier	14,300	-	14,300
	Tracy Madsen	12,000	(9,500)	2,500

	Total	$35,400	$(9,500)	$151,900

(A)	Mr. Pfeffer resigned from the Board of Directors on December 4, 2006. Mr. Pfeffer also no longer owns more than 10% of our outstanding stock and as such is no longer considered an affiliate. The $135,000 debt owed to Mr. Pfeffer was converted to common stock and discharged in a settlement agreement dated January 25, 2008 and the outstanding debt as of the date of this report is $0.

Director Independence

Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the American Stock Exchange, which may be found in the American Stock Exchange Company guide at (s) 121(A)(2) (2007). Under this definition, none of our directors are independent, because our Board of Directors cannot affirmatively determine that any of our directors do not have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

Item 14. Principal accountants’ fees and services

Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, with respect to the audit of our consolidated financial statements for the years ended December 31, 2007 and 2006. Our Bolivian Subsidiaries were audited by Pozo & Asociados S.R.L. an independent member of Baker Tilly International.

Audit Fees. In connection with professional services rendered for the audit of our annual financial statements reported under Form 10-K for the year ended December 31, 2006 and the reviews of the first, second and third quarter’s 2006 financial statements included in our quarterly reports filed on Form 10-Q for that year, Chisholm Bierwolf & Nilson billed us fees in the aggregate amount of approximately $31,496. Total fees paid to Chisholm, Bierwolf & Nilson for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2006 and for the audit of the 2006 financial statements reported under Form 10-KSB were $31,496. Total fees paid to Chisholm, Bierwolf & Nilson for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2007 and for the audit of the 2007 financial statements reported under Form 10-KSB are estimated to be approximately $35,000. In connection with professional services rendered for the audit of our annual financial statements reported under Form 10-K for the year ended December 31, 2006 and the reviews of the 2006 quarterly financial statements included in our quarterly reports filed on Form 10-Q for that year, Pozo & Asociados S.R.L. billed us fees in the aggregate amount of approximately $10,800. Total fees paid to Pozo & Asociados S.R.L. for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2006 and for the audit of the 2007 financial statements reported under Form 10-K are estimated to be approximately $11,000.

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

Tax Fees. The aggregate fees billed in 2005 for professional services rendered by RSG Accounting Services for tax compliance, tax advice, and tax planning were approximately $6,250. The nature of the services for which these fees were received was preparation of tax returns. We estimate the fees to be charged By RSG Accounting Services for the preparation of our 2006 tax returns to be approximately $6,000 and our 2007 tax returns to be approximately $6,500.

All Other Fees. During the fiscal years ended December 31, 2007 and 2006, there were no other fees paid Chisholm, Bierwolf & Nilson or Pozo & Asociados S.R.L. for any other auditing or accounting services.

Total Fees.

The total estimated fees charged for all services by Chisholm, Bierwolf & Nilson:

During the fiscal year ended December 31, 2007: $35,541 During the fiscal year ended December 31, 2006: $31,496

The total fees charged for all services by Pozo & Asociados S.R.L.:

During the fiscal year ended December 31, 2007: $11,000 During the fiscal year ended December 31, 2006: $10,800

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

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements

(b) Exhibits

The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

3.1	Articles of Incorporation, as amended, incorporated by reference.
3.2	Bylaws, incorporated by reference.
4.1	Certificate of Designation for the Series B Convertible Preferred Stock, incorporated by reference.
10.1	Series B Convertible Preferred Stock Subscription Agreements, incorporated by reference.
14.1	Code of Ethics, incorporated by reference.
21.1	Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia; Eagle Mining of Bolivia, Ltd.,incorporated under the laws of Bolivia; Golden Eagle International, Inc.
(Bolivia), incorporated under thelaws of Bolivia, all incorporated by reference.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350
32.2	Certification by the Principal Financial Officer pursuant to Section 1350
99.1	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
99.2	Proxy statement, definitive 14A dated August 6, 2007, filed with the SEC on August 6, 2007 (incorporated by reference)
99.3	Incorporated by reference from our Form 8-K reporting an event of February 7, 2008
99.4	Incorporated by reference from our Form 8-K reporting an event of December 31, 2007
99.5	Incorporated by reference from our Form 8-K reporting an event of September 20, 2007
99.6	Incorporated by reference from our Form 8-K reporting an event of July 5, 2007
99.7	Incorporated by reference from our Form 8-K reporting an event of June 27, 2007
99.8	Incorporated by reference from our Form 8-K reporting an event of June 4, 2007
99.9	Incorporated by reference from our Form 8-K reporting an event of May 10, 2007
99.10	Incorporated by reference from our Form 8-KA reporting an event of March 9, 2007.
99.11	Incorporated by reference from our Form 8-K reporting an event of February 14, 2007.
99.12	Incorporated by reference from our Form 8-KA reporting an event of February 13, 2007.
99.13	Incorporated by reference from our Form 8-KA reporting an event of January 19, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: April 15, 2008

Pursuant the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Chairman of the Board of Directors and Principal Executive Officer Date: April 15, 2008

By: /s/Alvaro Riveros —————————————— Alvaro Riveros Director Date: April 15, 2008

By: /s/ Harlan M. (Mac) Delozier —————————————— Harlan M. (Mac) Delozier Director Date: April 15, 2008

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen, Corporate Secretary, Treasurer and Principal Accounting Officer Date: April 15, 2008

Exhibit 31.1 Section 302 Certification

CERTIFICATION

I, Terry C. Turner, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2007 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 15, 2008

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

Exhibit 31.2 Section 302 Certification

CERTIFICATION

I, Tracy A. Madsen, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2007 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 15, 2008

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Exhibit 32.1 Section 906 Certification

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2008

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

This certification accompanies this Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the registrant for the purposes of §18 of the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by §906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commmission or its staff upon request.

EXHIBIT 32.2 Section 906 Certification

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 2, 2008

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

This certification accompanies this Report pursuant to §906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the registrant for the purposes of §18 of the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. This certification shall not be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Report), irrespective of any general incorporation language contained in such filing.

A signed original of this written statement required by §906 has been provided to the registrant and will be retained by the registrant and furnished to the Securities and Exchange Commmission or its staff upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Golden Eagle International, Inc.

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. and subsdiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 30% and 24% of total consolidated assets as of December 31, 2007 and 2006 respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2007 and 2006 and is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Eagle International, Inc. and subsdiaries as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Golden Eagle Bolivia Mining S.A.
Golden Eagle International, Inc. Bolivia
Golden Eagle International, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International, Inc. at December 31, 2007 and 2006 and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

POZO & ASOCIADOS C.P.A. S.R.L.
NIT. 121611023
Lic. Aud. Enrique Pozo Balderrama
NIT. 271218014
MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
January 31, 2008

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2007 and 2006	2007	2006

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 2,742	$ 1,427
Prepaid expenses	94,049	20,198

Total current assets	96,791	21,625

PROPERTY AND EQUIPMENT
Mining equipment and property	595,190	978,703
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	336,260	529,618
Mineral properties	1,356,948	1,814,501
Office equipment	110,710	118,555
Vehicles	110,018	87,018

	6,489,126	7,508,395
Less accumulated depreciation and impairment	(836,438)	(2,028,618)

Total property and equipment	5,652,688	5,479,777

Total Assets	$ 5,749,479	$ 5,501,402

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 193,558	$ 271,947
Deferred wages	54,529	55,237
Other notes payable	214,111	32,002
Related party payable	92,350	151,900
Covertible debenture	249,000	249,000
Accrued interest payable	110,187	43,634

Total current liabilities	913,735	803,720

Convertible notes payable - net	109,006	-

Total long term liabilities	109,006	-

Derivative liability - preferred stock	-	3,977,196
Common Stock payable	61,000	-
Commitments and contingencies	-	-

Total Liabilities	1,083,741	4,780,916

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
345,961 and 1,988,598 issued and outstanding respectively	3,460	19,886
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
1,602,510,490 and 789,999,990 issued and outstanding shares, respectively	160,251	79,000
Additional paid-in capital	59,259,002	49,000,939
Accumulated (deficit)	(54,756,975)	(48,379,339)

Total stockholders' equity	4,665,738	720,486

Total Liabilities and Stockholders Equity	$ 5,749,479	$ 5,501,402

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES	$ -	$ -
OPERATING EXPENSES
Exploration and development	297,776	262,820
General and administration	1,218,035	1,293,742
Depreciation and depletion	25,043	54,032

Total operating expenses	1,540,854	1,610,594

OPERATING (LOSS)	(1,540,854)	(1,610,594)

OTHER INCOME (EXPENSE)
Interest expense	(92,349)	(294,953)
Loss on sale of fixed assets	(1,509)	(109,495)
Asset impairment	(107,425)	(286,867)
Financing costs preferred stock	(4,647,263)	(1,988,598)
Other, net	11,764	14,615

Total other income (expense)	(4,836,782)	(2,665,298)

Loss before income taxes	(6,377,636)	(4,275,892)
Income taxes	-	-
NET (LOSS)	(6,377,636)	(4,275,892)

Basic and diluted (loss) per share	(0.01)	(0.01)

Weighted average shares outstanding - basic and diluted	830,814,298	774,969,305

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,377,636)	$(4,275,892)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	107,103	242,276
Stock payable for services	61,000	-
Stock issued for exploration and development	-	80,750
Depreciation	25,043	54,032
Loss on sale of assets	-	109,495
Asset Impairment	107,425	286,867
Assets written off	1,509	12,300
Preferred stock issued for interest	3,846	282,015
Financing costs - preferred stock	4,647,263	1,988,598
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	(73,852)	173,025
Increase (decrease) in deffered wages	(708)	-
Increase (decrease) in accounts payable	30,617	(72,270)
Increase (decrease) in accrued interest	66,553	(57,097)

Net cash flows (used by) operating activities	(1,401,837)	(1,175,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(306,887)	(72,889)
Proceeds from sales of fixed assets	-	236,838

Net cash flows provided by (used) in investing activities	(306,887)	163,949

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	142,595	35,400
Repayments to related parties	(67,145)	(18,500)
Proceeds from other notes payable	1,151,288	780,094
Repayments of other notes payable	(25,000)	(61,100)
Payment of contract payable	-	(40,000)
Preferred stock sold	508,301	-
Common stock sold	-	287,340

Net cash flows provided by financing activities	1,710,039	983,234

NET INCREASE (DECREASE) IN CASH	1,315	(28,718)
CASH - BEGINNING OF PERIOD	1,427	30,145

CASH - END OF PERIOD	$2,742	$1,427

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred stock issued for debt (see note B)	$1,043,155	$1,959,700
Account payable to convertible notes payable	$145,030	-

Cash paid for
Interest	21,551	33,027
Taxes	-	-

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity For the Period January 1, 2006 through December 31, 2007

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balance at January 1, 2006	-	-	744,687,518	$74,469	$48,414,990	$(44,103,448)	$4,386,011

Issued for cash ($.0075 to $.013 per share)	-	-	30,004,879	3,000	284,339	-	287,340
Issued for services ($.012 to $.0145 per share)	-	-	12,308,063	1,231	241,045	-	242,277
Issued for exploration ($.01767 to $.03433 per share)	-	-	2,999,530	300	80,450	-	80,750
Preferred stock issued in exchange for debt	1,703,828	17,038	-	-	(17,038)	-	-
Preferred stock issued in exchange for interest	284,770	2,848	-	-	(2,848)	-	-
Net (loss)	-	-	-	-	-	(4,275,892)	(4,275,892)

Balance at December 31, 2006	1,988,598	19,886	789,999,990	$79,000	$ 49,000,939	$ (48,379,339)	$ 720,486

Issued for services ($.008 to $.011 per share)	-	-	10,000,000	1,000	94,000	-	95,000
Preferred stock issued for cash	508,301	5,083	-	-	(5,083)	-	-
Preferred stock issued in exchange for debt	1,043,155	10,432	-	-	(10,432)	-	-
Preferred stock issued in exchange for interest	3,846	38	-	-	(38)	-	-
Preferred stock issued for service	12,103	121	-	-	(121)	-	-
Preferred stock converted to common stock	(3,210,042)	(32,100)	802,510,500	80,251	3,161,891	-	3,210,042
Financing costs	-	-	-	-	7,017,846	-	7,017,846
Net (loss)	-	-	-	-	-	(6,377,636)	(6,377,636)

Balance at December 31, 2007	345,961	$ 3,460	1,602,510,490	$160,251	$ 59,259,002	$ (54,756,975)	$ 4,665,738

The footnotes are an integral part of these consolidated financial statements

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

In June 2004, we discontinued the gold mining operations at our Cangalli property because of a dispute between the United Cangalli Gold Mining Cooperative, Ltd. (UCL), which sold us the Cangalli property, and FENCOMIN, the Bolivian governmental regulator of cooperatives and other Bolivian governmental regulators. The dispute between UCL and the Bolivian government regulators involved a claim by the government that UCL was in arrears on past contributions to the National Mining Pension Fund and that UCL had failed to observe certain legal formalities regarding its formation and ongoing operation. We, and our Bolivian counsel, do not believe the dispute between UCL and the Bolivian government involves Golden Eagle. However, as a legal safeguard against a possible claim or intervention in our mining operation, we halted our mining activity. We currently do not have an expectation for the recommencement of mining activities at our Cangalli gold mine and cannot assure that those activities will ever recommence.

Our current priorities are to develop our Precambrian properties in eastern Bolivia. We are currently constructing an operating gold plant on our C Zone property. We hope to begin producing gold for sale during 2008. The finalization of the construction of a production plant on the C Zone is dependant upon raising capital for construction, which we cannot guarantee at this time. We also continue to develop our Buen Futuro A Zone gold and copper prospect, which is also located in the middle of our Precambrian properties. We are currently working with an engineering company to determine what additional information or exploration may be required to potentially upgrade our Buen Futuro A Zone feasibility study to the status of a bankable feasibility study. We hope this process of proving the feasibility of our A Zone project will enable us to raise sufficient financing to construct a gold and copper mine and production facility on site and to begin full scale operations. We are unable to offer any assurances that we will be able to complete a bankable feasibility study or raise the necessary financing to construct a mine and plant at Buen Futuro.

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

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $816,943 as of December 31, 2007 and we have incurred substantial losses of $54,756,975 since our inception. In addition, we discontinued operations at our Cangalli gold mine in 2004. We can provide no detailed time period as to if or when we may recommence operations at Cangalli. As a result we have fully impaired all acquisition costs and capitalized development costs of our Cangalli prospect. We are also developing our Precambrian prospects, which will require significant additional financing or equity funding.

We estimate that we will need to raise approximately $10 million to develop our Buen Futuro A Zone project prior to production under our existing business plan if we conclude that we should dismantle our Gold Bar mill located in Eureka, Nevada and move it to our Buen Futuro A Zone project site. If, however, we conclude that we should acquire a new mill or the components for a substantially new mill for the A Zone project, then the costs may exceed our estimates by two or three times. As a result, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Reclassifications Certain amounts in 2006 have been reclassified to conform to the 2007 presentation. These reclassifications were not material to the financial statements.

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

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with a major financial institution. The amount on deposit may occasionally exceed the $100,000 federally insured limit. However, management believes that the financial institution is financially sound and the risk of loss is low. Our prepaid expenses consist of value added taxes refundable and amounts held by third parties pending settlement for purchase of goods or services. We believe that the risk of realization is low. Current risk of any trade receivables from sale of minerals is minimized by the short periods for which any such receivables are outstanding. Of our total assets net of depreciation and impairment, $1,309,514, or 23%, are located in Bolivia with $4,439,965, or 77%, located in the United States.

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

InventoryInventories, if any, consist of in-process ore and gold inventories.

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and doré. In-process inventories are valued at the lower of average production cost or net realizable value. As of December 31, 2007 and 2006, there was no in-process inventory.

Gold inventories represent processed gold concentrates, doré and ingots. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to us. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2007 and 2006, we held no gold in inventory.

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

Depreciation expense totaled $25,043 and $54,032 for the years ended December 31, 2007 and 2006, respectively.

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

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tonnes of ore that are expected to be mined divided by the total tonnes in proven and probable reserves in the property. Depletion for the years 2007 and 2006 was $0, each year.

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

Long-Lived Assets
We follow Statement of Financial Standard (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. As of December 31, 2007 we fully impaired our property acquisition costs of our Cangalli property as well as the capitalized development cost as a result of our discontinuation of mining operations. See note C for a full description of our impairment.

Revenue Recognition and Production Costs
Revenue is recognized when the price is determinable, upon delivery and transfer of title of gold to the customer and when the collectibility of sales proceeds is assured. Production costs of gold sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. In September 2002, we began mining operations at our Cangalli gold mine. In June 2004, operations were suspended at the Cangalli gold mine due to the previously discussed issues that had arisen between the UCL and Bolivian governmental regulators. As of December 31, 2007 and 2006, no revenues or production costs were recorded.

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

Stock Based Compensation
As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123 (Revised 2004), “Accounting For Stock Based Compensation,” (SFAS 123(R)) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date. No options were granted or outstanding as of December 31, 2007 and 2006.

Beneficial Conversion Feature of Debentures and Convertible Notes Payable
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. The conversion price of the outstanding debenture was in excess of the market price on the date the debenture was entered into and as such, we believe no beneficial conversion feature applies to this debenture. We did, however, calculate a beneficial feature on our Series B Convertible Preferred stock which we issued in 2007 and 2006. The beneficial conversion was treated as a financing cost with the offsetting entry classified as a derivative liability. During 2007 we issued two convertible notes payable to two of our officers in the amount of $50,000 each which are convertible into our common shares. As the conversion rate was the same as market price on the date of the note the beneficial conversion feature did not exist. We also issued a convertible note payable in the amount of $45,030 to Burns, Figa & Will P.C. for past due legal services which is convertible into our common stock. As the conversion price of $.004 per share on the date of the note was less than the $.009 market price the beneficial conversion feature applied to this note. The following table demonstrates the accounting for convertible note payable issued during 2007.

Convertible notes payable

Payable to	Note face amount	Discount beneficial conversion	Financing cost	Net amount of note

Burns, Figa & Will P.C.	$ 45,030	$36,024	$9,006	$ 9,006
Harlan (Mac Delozier	$ 50,000	-	-	50,000
Tracy A. Madsen	$ 50,000	-	-	50,000
Total	$145,030	$36,024	$9,006	$109,006

(Loss) Per Share

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from (a) 86,490,500 from the conversion of preferred stock to common stock; (b) 10,000,000 shares reserved for the conversion of a debenture payable; and (c) 22,368,720 shares reserved for the conversion of our convertible notes payable. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation.

For the years ended December 31,	2007	2006

Net Loss	(6,377,636)	($ 4,275,892)
Weighted average shares outstanding - basic	830,814,298	774,969,305
Basic (loss) per share	(.01)	(.01)

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

Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities
During 2007 and 2006 we paid cash for interest of $21,551 and $33,027 respectively. Non-cash investing and financing transactions during the periods consist of the following:

2007
Accrued interest paid with preferred stock - recorded as derivative liability	3,846
Debt paid with preferred stock - recorded as derivative liability	1,043,155
Preferred stock issued for services	12,103
Preferred stock issued in exchange for common stock	(3,210,042)
Financing cost of preferred stock - recorded as derivative liability	7,017,846

2006
Accrued interest paid with preferred stock - recorded as derivative liability	282,015
Debt paid with preferred stock - recorded as derivative liability	1,706,583
Financing cost of preferred stock - recorded as derivative liability	1,988,598

Effect of New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140.This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests are presented on the balance sheet with the total of related depletion and impairment aggregated for mining and equipment assets. An analysis of our mining properties follows:

	2007	2006
Mine development costs	$336,260	$529,618
Mineral properties	1,356,948	1,814,501

Total mineral interests and development costs	1,693,208	2,344,119
Less: accumulated impairment and depletion of development costs	-	(490,423)
Less: accumulated impairment and depletion of mineral properties	(545,000)	(962,047)

Net mine development costs	$1,148,208	$891,641

Our mining equipment consists of the following:

	2007	2006
Machinery and equipment	$469,728	$803,421
Replacement materials and parts	116,166	163,146
Tools	9,296	12,136

Total mining equipment	595,190	978,703
Less: accumulated depreciation	(158,986)	(450,757)

Net mining equipment	$436,204	$527,946

During the review of our December 31, 2007 financial statements we made the determination to eliminate both the asset amount and the accumulated depreciation or impairment amount on those assets which had been fully depreciated or impaired and which were not longer in service. This elimination resulted in the elimination of $272,502 from mining equipment that was originally depreciated during 2002 and a corresponding amount was listed under accumulated depreciation. As these two amounts were netted each other the net impact on property and equipment less accumulated depreciation was zero. As this equipment is no longer usable the amount of $272,502 was removed from both the asset account and the accumulated depreciation amount. During the years 2004 through 2007 we fully impaired our mining assets associated with our Cangalli claim. Prior to this year we carried both the asset value and the accumulated impairment associated with that asset and which netted out to zero. During 2007 we made the determination that we would eliminate both the value of the asset and the accumulated impairment associated with that asset. As a result, as of December 31, 2007 we eliminated $490,423 from mine development costs and an equal amount form accumulated depreciation. This total amount had been previously impaired. Additionally, we increased mine development costs by $297,065 for capitalized fees related to our development of our A and C Zones at Buen Futuro. We also eliminated $417,047 from mineral properties and a corresponding amount from accumulated impairment for the same reasons listed above. While the net effect of these eliminations is zero we believe that it simplifies our internal accounting and better reflects our current financial situation to the readers of this report. We continue to include $545,000 in mineral properties which has been fully impaired and which a corresponding amount is included in accumulated impairment for accounting purposes and which we feel accurately portrays the financial condition of the company. The inclusion of this amount does not impact the total assets of the company nor the total shareholders’ equity.

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

Our mineral interests consist of the following specific properties:

	2007	2006
Precambrian mineral properties	$758,810	$736,500
Cangalli mineral properties	581,138	1,078,001

Total	$1,356,948	$1,821,451

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

The Buen Futuro property consists of 2,500 acres. We have met our obligations to pay $250,000 in cash and stock valued at $175,000. We also were obligated pay an additional $40,000 in cash plus $10,000 in penalty interest in consideration for amending the original agreement and extending the terms of payment.

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

Note D – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2007 and 2006 as follows:

	2007	2006
Interest bearing payable to a former officer and director of ours, secured by our aircraft located in Bolivia, 12% interest per annum, due on demand. During 2006 the aircraft was disassembled, shipped to the United States and reassembled by the note holder. The costs of the transfer as well as other costs relating to the aircraft were added to the note during 2006 in the amount of $69,135. In October 2006 the aircraft was sold to the note holder for $61,100 and the sales price was deducted from the amount due. This note is carried in the category other notes payable. On December 21, 2008 we were informed that the debt had been purchased by RAF y CIA and a demand was made for payment. On February 5, 2008 we settled this debt plus accrued interest and a settlement fee for 5,137,231 of our common shares.	32,002	32,002

Three notes payable to Edmundo Arauz, a Bolivian resident, dated December 5, 11, and 19, 2007. These notes carry an interest rate of 8% per annum and mature on December 31, 2008. This note is carried in the category "other notes payable."	47,109	-

An interest-bearing note payable to Kevin Pfeffer, a former director. The note bears an interest rate of 8% per annum and is payable upon demand. Mr. Pfeffer resigned from the board on December 4, 2006 and on December 19, 2006 demanded full payment of this note. As of December 31, 2007 we had been unable to pay this note and Mr. Pfeffer had threatened legal action against us. As Mr. Pfeffer is no longer considered an affiliate due to the fact that he is no longer a director and no longer owns more than 10% of our outstanding stock, this note was carried as an other note payable on December 31, 2007. On January 25, 2008 we reached a settlement agreement with Mr. Pfeffer wherein he accepted 57,608,593 shares of our common stock for full payment of this note, accrued interest, other expenses he had incurred as a director and a penalty fee which we carry in these financial statements under accrued interest. As of the date of this report we have not repaid this note and we do not know when we will repay it.	135,000	135,000

A note payable to Terry Turner our Chairman and Chief Executive Officer at 0% interest Funds loaned to us during 2006 totaled $9,100 with repayments of $9,000 leaving a balance of $100 which was paid in 2007. This note was carried as a related party payable	-	100

A note payable to Harlan (Mac) Delozier our director and Vice President of Bolivian Administration at 0% interest. Mr. DeLozier received payment of $14,300 for the note outstanding as of December 31, 2007 and loaned $11,350 to us during 2007	11,350	14,300

A note payable to Marco Venegas, our CFO of Golden Eagle International Inc. Bolivia, which as outstanding as of December 31, 2007 and is carried as a related party payable.	10,000	-

A note payable to Tracy Madsen, our Chief Financial Officer, at 0% interest. Funds loaned to us during the year totaled $12,000 with repayments of $9,500. Mr. Madsen was repaid $2,500 during January of 2008. During 2007 Mr. Madsen loaned an additional $121,000 to the company and received payments of $52,500 leaving a balance of $71,000 due on December 31, 2007. This note carries an interest rate of 10% and is secured by the Gold Bar mill and plant. This note is carried as related party payable.	71,000	-2,500

Convertible debenture to a current shareholder maturing May 2, 2007 bearing interest at 7% per annum. Debenture is convertible into our restricted common stock at $.025 per share. At this time we do not know if the debenture holder will convert the debenture into common shares or require payment of the principal in cash. We have blocked sufficient shares of restricted common stock for a conversion. We have extended the terms of this note until May 2009.	249,000	249,000

A convertible note payable to Burns, Figa & Will for legal services, entered into on February 6, 2007. This note carries an interest rate and matures on February 6, 2012. The note is convertible into our common stock at $.004 per share. On February 14, 2008, Burns Figa & Will converted $15,000 of this note into 3,750,000 of our common shares.	45,030	-

On April 11, 2007, we entered into a convertible promissory note with Mr. Madsen with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses payable in our common shares. This note was for $50,000, and has a term of 2 years, and is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As of the date of this report, this note has not been converted to common stock and is still outstanding.	50,000	-

On April 11, 2007, we entered into a convertible promissory note with Mr. Madsen with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses for 2004 and 2005 payable in our common shares. This note was for $50,000, and had a term of 2 years, and is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. On February 4, 2008, Mr. DeLozier converted his note payable into 5,947,564 shares of common stock for the $50,000 note payable and accrued interest.	50,000	-

Total Loans and Notes	700,491	432,902

Less: Current maturities	(555,461)	(432,902)

Less: Discount on note	(36,024)	(-)

Non-current maturities	$109,006	$-

Deferred salary

As of December 31, 2007 we owed the following officers accrued compensation that was deferred during 2007.

Officer Deferred Compensation	Position	Amount

Harlan M. (Mac) DeLozier	VP Bolivia Administration	25,478
Other employees		29,051

Total deferred salary		$54,529

Note E – Income Taxes

We have not recorded an income tax provision for 2007 and 2006 due to continued net operating losses.

The following is a reconciliation of the provision for income taxes to income before income taxes computed at the federal statutory rate of 34%.

	2007	2006
Income tax (benefit) at the federal statutory rate	$(2,168,000)	$(1,454,000)
State income taxes, net of federal benefits	(31,000)	(37,000)
Nondeductible expenses	1,657,000	805,000
Non-U.S. taxes	193,000	267,000
Effect of net operating loss	349,000	419,000

Net	$-	$-

Deferred tax assets and liabilities are as follows:

Deferred tax asset:	2007	2006
Net operating loss	$3,938,560	$3,685,940
Valuation allowance	(3,938,560)	(3,685,940)

Net	$-	-

The change in the deferred tax asset valuation allowance as of December 31, 2007 and 2006 is as follows:

Valuation allowance:	2007	2006
Beginning valuation allowance	$(3,685,940)	$(3,304,120)
Change in allowance	252,620	381,820

Ending valuation allowance	$(3,938,560)	$(3,685,940)

The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss (“NOL”) carry forward. We had NOLs of approximately $9.7million and $9.3 million at December 31, 2007 and 2006, respectively, which expire in 2008 through 2028. These NOLs are subject to annual utilization limitations due to prior ownership changes.

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

During 2007, 10,000,000 shares of common stock were granted to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.008 to $.011 for total value of $95,000.

Stock Compensation Plan

On October 31, 2007 we filed an S-8 registration statement with the SEC to issue up to 20 million shares at the direction of the Board of Directors for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock.

Preferred stock

We issued 1,988,599 shares of Series B Preferred Stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of December 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As of April 14, 2008, 96% or 3,431,002 of the outstanding Series B shares had been converted into 857,750,500 common shares, leaving 125,002 left to convert into 31,250,500 common shares. We currently have 4,374,998 Series B shares available for issue.

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

Derivative liability

Due to the fact to no common shares were available for conversion at the time the Series B Preferred shares were issued, we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The off-setting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability was $10,195,790 after periodic reevaluation to market price pursuant to EITF-0019. On September 14, 2007, at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007, we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $4,665,738 as of December 31, 2007. As of March 11, 2008, 96% of the outstanding Series B shares had been converted to common shares, leaving 4,374,998 Series B shares available for issue.

Note G – Related Party Transactions

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2007, the outstanding balance of these advances totaled $276,783. However, as of December 31, 2007, we also owed our president $276,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation at $60,000 each year in a cashless bonus and forgave $60,000 in accrued salary each year. These notes net each other out and are not carried on the balance sheet

In 2003, we purchased the Buen Futuro property from a relative of our consultant and principal consulting geologist.

Our officers and directors made the following loans to the company during 2007;

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end

2007	Terry Turner	$245	$(345)	$-
	Harlan (Mac) DeLozier	11,350	(14,300)	11,350
	Tracy Madsen	121,000	(52,500)	71,000
	Marco Venegas	10,000	-	10,000
	Total	$142,595	$(67,145)	$92,350

2006	Kevin Pfeffer(A)	$-	$-	$ 135,000
	Terry Turner	9,100	(9,000)	100
	Harlan (Mac) DeLozier	14,300	--	14,300
	Tracy Madsen	12,000	(9,500)	2,500
	Total	$35,400	$(9,500)	$151,900

(A)	Mr. Pfeffer resigned from the Board of Directors on December 4, 2006. Mr. Pfeffer also no longer owns more than 10% of our outstanding stock and as such is no longer considered an affiliate. The $135,000 debt owed to Mr. Pfeffer was converted to common stock and discharged in a settlement agreement dated January 25, 2008 and the outstanding debt as of the date of this report is $0.

Note H – Commitments and Contingencies

Office Leases

Our executive offices in Salt Lake City, Utah are located 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of four executive offices, reception space, filing areas and copy and faxing facilities. We pay $1,507 per month on a three-year, renewable lease that expires in July 2008. Our lease, however, does allow us to terminate at the end of one year for a $2,790 penalty and at the end of year two for a $1,507 penalty as such our current obligation is $1,507.

We also lease 150 square meters of office space in Santa Cruz, Bolivia, which we consider our Bolivian headquarters. This lease, which expires December 31, 2008, is for $500per month. Additionally we lease a warehouse in Santa Cruz, Bolivia totaling 360 square meters for $1620 per month, which expires on August 14, 2008 Prior to 2006 we leased office space in La Paz, Bolivia as our Bolivian headquarters. During 2006 we closed our last remaining office space in La Paz and moved all Bolivian administrative activities to Santa Cruz, Bolivia.

Our leases are summarized as follows:

Location	Size	Lease Expiration	Monthly rent

Salt Lake City, UT	1,183 square feet	July 31, 2008	$1,507
Santa Cruz, Bolivia	150 square meters	December 31, 2008	500
Warehouse Santa Cruz, Bolivia	360 square meters	August 14, 2008	162

			$2,169

The following schedule shows the composition of total remaining commitments for office leases.

Years ending December 31,
2008	$8,803
2009	-
2010	-
2011	-
thereafter	-

Total	$8,803

Rent expense for the years ended December 31, 2007 and 2006 was approximately $25,672 and $26,169 respectively.

Other Commitments
Under our agreement with the seller of Buen Futuro, we agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. We also agreed to invest $1 million in exploration of Buen Futuro by 2006. We have expended approximately $140,000 under the agreement. Also in the agreement, we committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe the purchase of the Gold Bar mill and plant during 2004 and 2005, which was recorded in the amount of $3,980,000, satisfies this commitment, if and when we ultimately commence production at Buen Futuro. On May 20, 2005 we entered into an amended agreement with the seller whereby we agreed to pay a $1,500 per month production penalty if we were not in production by November 23, 2005 and a $3,000 per month production penalty if we were not in production by November 26, 2006. We also agreed to pay a geologist consulting fee of $3,000 per month in cash and $2,000 per month in stock for 60 months. This agreement will expire on May 31, 2008.

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

Note I – Shareholders Meeting and Amendment of Articles of Incorporation

On September 14, 2007, at a special meeting of shareholders held in Salt Lake City, Utah our shareholders approved an amendment to our Articles of Incorporation to increase the our authorized common stock from 800,000,000 shares to 2,000,000,000 shares. On September 18, 2007 we filed Articles of Amendment to our Articles of Incorporation increasing our authorized common stock with the Colorado Secretary of State, which amendment became effective immediately. The amendment does not affect the number of authorized shares of preferred stock and was disclosed in our proxy statement for that meeting.

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

There was no solicitation contrary to Golden Eagle International's proxy statement.

As of the record date, August 2, 2007, there were 789,999,990 shares of our common stock issued and outstanding and 3,425,963 shares of our Series B Contingent Convertible Preferred Stock issued and outstanding. The holders of record of 437,162,924 shares of Common Stock were present in person or represented by proxy at the meeting. Additionally, the holders of record of shares of Series B Contingent Convertible Preferred Stock entitled to 3,314,918 were present in person or represented by proxy at the meeting, which constituted a quorum. (Each share of the Series B Contingent Convertible Preferred Stock is entitled to 250 votes, and is further entitled to vote with the common stock on all matters presented for shareholder approval.) The votes present at the meeting represented approximately 77% of the votes attributable to shares of voting stock outstanding and entitled to vote at the meeting.

At the meeting, the shareholders approved both proposals, with the votes being cast as follows:

	For	Against	Abstain
Amendment to Increase Authorized Capital	1,185,524,537	58,001,942	22,366,165

Ratification of Chisholm, Bierwolf & Nilson for the year ended December 31, 2006	1,231,609,483	9,032,430	25,250,731

Note J – Subsequent Events

Between January 1, 2008, and the date of this filing, On February 14, 2008, seven of our Series B Convertible Preferred shareholders had converted an additional 220,960 Series B Preferred shares into 55,240,000 restricted common shares.

On January 25, 2008 we entered into two agreements with Kevin K. Pfeffer (“Mr. Pfeffer”), which became effective February 1, 2008 based on certain conditions subsequent being met. Mr. Pfeffer is a former director in Golden Eagle International, Inc., having served on our board of directors from January 23, 2003 through December 4, 2006. The two subject agreements settle any and all outstanding debts that we had with Mr. Pfeffer, as well as any and all outstanding allegations, claims, disputes and controversies. The first agreement was titled, “Settlement and Release Agreement.” Terry C. Turner (“Mr. Turner”), our President, Chief Executive Officer and Chairman of the Board, was also a party to this agreement. In this agreement Mr. Turner, Mr. Pfeffer and we agreed to the following: a. That Mr. Turner and we would dismiss with prejudice our case alleging certain causes of action against Mr. Pfeffer filed in the Federal District Court for Utah, Central Division, on September 5, 2007 titled, Golden Eagle International, Inc. and Terry C. Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D.Utah; 2007). This voluntary dismissal was filed on January 28, 2008 and was acknowledged by the Court on January 29, 2008; b. Mr. Turner and we also agreed to release and hold Mr. Pfeffer harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Pfeffer or otherwise take any action to harm him or his reputation. c. Mr. Pfeffer agreed to release and hold Mr. Turner and us harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Turner or us or otherwise take any action to harm Mr. Turner or us or our reputation. We acknowledged certain sums that we owed to Mr. Pfeffer, including a promissory note dated June 6, 2005 for an operating loan that Mr. Pfeffer had made to us, accumulated interest and penalties on that note, and expenses that Mr. Pfeffer had incurred while serving on our board of directors, which totaled $230,434.37, which we agreed to convert into 57,608,593 shares of our common stock. e. All parties agreed to a two-year “Quiet Period” in which all parties will cease to comment, publicly or privately, in Internet forums and blogs, or any other written or verbal venue, regarding any of the other parties. The second agreement was titled, “Stock Purchase Agreement.” In this agreement we agreed with Mr. Pfeffer to the following: a. All of the terms and conditions of the Settlement and Release Agreement set out above, as well as the agreement for the actual issuance to Mr. Pfeffer of 57,608,593 shares of our common stock in exchange for $230,434.37 in debt that we owed to Mr. Pfeffer pursuant to exemptions from registration for accredited investors found in Sections 4(2) and 4(6) of the Securities Act of 1933.

On January 31, 2008, we sold 1,777,778 shares of our common stock to David Harkrider ,for cash, at $0.0045 per share or an aggregate of $8,000.

On February 4, 2008, we issued 5,997,564 shares of our common stock to Harlan (Mac) DeLozier a Bolivian resident at $0.009 per share or an aggregate of $53,978.08. The shares were issued for a convertible note payable to Mr. DeLozier dated February 6, 2007 for services provided to the company.

On February 5, 2008 we entered into a settlement agreement with CEOcast, for the payment of trade payable from March 2005 . Rachel Glicksman was issued 2,000,000 shares of our common stock in exchange for a payable totaling $17,600 including principal and interest at .0088 per share.

On February 5, 2008 we entered into a settlement agreement with RAF y CIA, LLC, which had acquired the debt owned by Tio Rico Ltd. which originally was for a note to purchase a company aircraft. RAF y CIA, LLC was issued 5,137,231 shares of our common stock in exchange for a note payable totaling $51,372 including principal and interest. We also issued 1 million shares of our common stock as a settlement fee. Additionally we issued 2,180,000 shares of our common stock to RAF y CIA, LLC in exchange for $21,800 in debt which we originally owed as an account payable to Redstone Ltd. dating back to June 30, 2005.

On February 5, 2008, we sold 6,500,000 shares of our common stock to Dewey L. Williams, The Dewey L. Williams Profit Sharing Plan & Trust and the Dewey Williams Roth IRA for cash, at $0.005 per share or an aggregate of $32,500.

On February 15, 2008, we issued 3,750,000 shares of our common stock to Burns, Figa & Will at $0.004 per share or an aggregate of $15,000. The shares were issued for a convertible note payable to Burns, Figa & Will dated January 16, 2007 for legal services provided to the company which were past due.

On February 26, 2008, we sold 3,000,000 shares of our common stock to Stuart Rubin, for cash, at $0.005 per share or an aggregate of $15,000.

On March 14, 2008, we issued 2,750,361 shares of our common stock to Dr.Michael Biste, a Bolivian resident, at an average price of $0.013 per share or an aggregate of $36,000 for geological services provided under a contractual agreement.

On March 24, 2008, we sold 11,156,250 shares of our common stock to Dewey Williams, The Dewey L. Williams Profit Sharing Plan & Trust for cash at $0.004 per share or an aggregate of $44,625.

On March 31, 2008, we issued 12,101,560 shares of our common stock to Marco Venegas, an employee residing in Bolivia, for accrued wages and for a loan repayment, at $0.004 per share or an aggregate of $47,196.

On March 31, 2008, we issued 1,380,371 shares of our common stock to Marigen Rocha, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $5,383.

On March 31, 2008, we issued 594,781 shares of our common stock to Carol Limachi, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $2,320.

On March 31, 2008, we issued 537,254 shares of our common stock to Wilson Garcia, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $2,095.

On March 31, 2008, we issued 537,960 shares of our common stock to Juan Calderon, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $2,098.

On March 31, 2008, we issued 416,828 shares of our common stock to Julio Mamani, an employee residing in Bolivia, for accrued wages, at $0.004 per share or an aggregate of $1,626.

On March 31, 2008, we sold 10,205,128 shares of our common stock to Miguel Simon Guardia, a resident of Bolivia, at $0.0039 per share or an aggregate of $39,800.

On March 31, 2008, we issued 3,205,128 shares of our common stock to Tracy Madsen, an officer of the company, for accrued wages under a contractual obligation, at $0.0078 per share or an aggregate of $25,000.

On April 11, 2008, we sold 10,205,128 shares of our common stock to Edmundo Arauz, a resident of Bolivia, for cash at $0.00345 per share or an aggregate of $262,974.

In every case above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In ten cases we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. Our reliance on Regulation S was based on the ten of the purchasers were non-residents of the United States and reside in Bolivia. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale and that no common shares, at the time of sale, were available for conversion.

Back to Table of Contents