Form 10-K/A
period 2007-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2008-04-25
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

On September 14, 2007, we held a Shareholders’ Meeting at which the shareholders voted to increase the number of authorized common shares to 2,000,000,000 shares. The increased number of shares allowed sufficient shares to convert the Series B shares we had previously issued into common shares. As of March 11, 2008, 96% of the outstanding Series B shares had been converted into common shares, leaving 943,996 Series B shares available for issue. Since our operations are currently dependent upon raising additional funds through debt or equity financing, future issuances will further dilute the value of our securities. While we currently have no plans to issue additional Series B shares, it may be necessary to do so, which will further dilute the shareholdings of our existing shareholders.

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

We currently have 943,996 Series B shares available for issue.

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

Years ended December 31,	2007	2006

Mining equipment	$595,190	$978,703
Gold Bar Mill and Plant - idle	3,980,000	3,980,000
Mine development costs	336,260	529,618
Mining properties	1,356,948	1,814,501
Office equipment	110,710	118,555
Vehicles	110,018	87,018
Accumulated depreciation, depletion and impairment	(836,438)	(2,028,618)

Fixed assets net	$5,652,686	$5,479,777

(a)(3) Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$193,558	$193,558	$-	$-
Deferred wages	54,529	54,529	-	-
Other notes payable	214,111	214,111	-	-
Related party payable	92,350	92,350	-	-
Accrued interest	110,187	110,187	-	-
Debenture payable	249,000	249,000	-	-
Exploration & production Buen Futuro	301,000	-	301,000	-
Production penalties consulting fees	205,000	61,000	72,000	72,000
Mining claim fees	590,655	118,131	236,262	236,262
Building leases	9,014	9,014	-	-

Total contractual cash obligations	$2,019,404	$1,101,880	$609,262	$308,262

(a)(4) Derivative liability

As discussed in Part II, Item 5 Preferred Stock, we issued 1,988,599 shares of Series B Preferred Stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of December 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. Because no common shares were available for conversion at the time the Series B Preferred shares were issued, we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability was $10,195,790. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $4,779,534 as of December 31, 2007. As of March 11, 2008, 96% of the outstanding Series B shares had been converted to common shares, leaving 943,996 Series B shares available for issue.

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

(a)(8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services as referenced above in Part II Item 5. By deducting certain other non-cash expenses, we achieved net cash flows from operating activities of ($1,401,837) in 2007 and ($1,175,901) in 2006. We also invested $306,887 in property and equipment during 2007 and $72,889 in property and equipment in 2006 and received $236,838 during 2006 from the sale of equipment. Net cash flows provided by our financing activities totaled $1,710,039 in 2007 and 983,234 in 2006. Cash increased to $2,742 as of December 31, 2007 from $1,427 in 2006.

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

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner President Date: April 25, 2008

Pursuant the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Chairman of the Board of Directors and Principal Executive Officer Date: April 25, 2008

By: /s/Alvaro Riveros —————————————— Alvaro Riveros Director Date: April 25, 2008

By: /s/ Harlan M. (Mac) Delozier —————————————— Harlan M. (Mac) Delozier Director Date: April 25, 2008

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen, Corporate Secretary, Treasurer and Principal Accounting Officer Date: April 25, 2008

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

Date: April 25, 2008

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

Date: April 25, 2008

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

Date: April 25, 2008

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

Date: April 25, 2008

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

Preferred stock

We issued 1,988,599 shares of Series B Preferred Stock on December 29, 2006 in exchange for debt. During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of December 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As of April 14, 2008, 96% or 3,431,002 of the outstanding Series B shares had been converted into 857,750,500 common shares, leaving 125,002 left to convert into 31,250,500 common shares. We currently have 943,996 Series B shares available for issue.

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

Derivative liability

Due to the fact to no common shares were available for conversion at the time the Series B Preferred shares were issued, we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The off-setting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability was $10,195,790 after periodic reevaluation to market price pursuant to EITF-0019. On September 14, 2007, at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007, we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $4,665,738 as of December 31, 2007. As of March 11, 2008, 96% of the outstanding Series B shares had been converted to common shares, leaving 943,996 Series B shares available for issue.

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

Other Commitments
Under our agreement with the seller of Buen Futuro, we agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. We also agreed to invest $1 million in exploration of Buen Futuro by 2006. We have expended approximately $699,000 under the agreement. Also in the agreement, we committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe the purchase of the Gold Bar mill and plant during 2004 and 2005, which was recorded in the amount of $3,980,000, satisfies this commitment, if and when we ultimately commence production at Buen Futuro. On May 20, 2005 we entered into an amended agreement with the seller whereby we agreed to pay a $1,500 per month production penalty if we were not in production by November 23, 2005 and a $3,000 per month production penalty if we were not in production by November 26, 2006. We also agreed to pay a geologist consulting fee of $3,000 per month in cash and $2,000 per month in stock for 60 months. This agreement will expire on May 31, 2008.

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