Form 10-Q
period 2008-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2008-05-20
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

[ X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filier, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Non-accelerated filer |_|
Accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|_| Yes |X| No

At May 20, 2008, there were, 1,880,845,857 shares of common stock outstanding and 113,334 shares of Series B Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended March 31, 2008 are attached hereto and by reference incorporated herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Golden Eagle International, Inc. is referred to herein as “we”, “our” or “us”.

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including:

(a)	volatility of gold and copper prices on the commodity markets may negatively affect our potential revenues;

(b)	volatility of prices for petroleum-related products, chemicals and solvents may negatively impact our cost of exploration and development operations, and our cost of mining and milling operations should they commence;

(c)	we are subject to environmental risks that may lead to additional costs and disruptions in our operations;

(d)	if we are unable to obtain debt or equity financing, we will be unable to proceed with our operational plan and recommence mining operations;

(e)	we may be dependent upon mining related third parties;

(f)	our ability to generate future revenues is dependent upon our ability to commence mining operations at our Buen Futuro prospect, which requires a substantial minimum investment exceeding $10 million, of which there are no assurances we will obtain;

(g)	our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection , which may cause disruptions or termination of our operations, including risks associated with nationalization of the Bolivian oil and gas fields by Bolivia's President on May 1, 2006, and his further nationalization of the Bolivian telephone company and four energy-related companies on May 1, 2008, which may lead to further destabilization in Bolivia, and other economic and political changes that may occur, including (without limitation);

o	Potential increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax) the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims.

o	The impact of the new draft Bolivian Constitution, which was approved by the Bolivian Constitutional Convention in December of 2007, but requires a national referendum vote for approval that has not taken place and is not scheduled.

o	The Departmental Autonomy Referendum held in the Santa Cruz Department of Bolivia on May 4, 2008 in which 86% of the voters approved certain departmental constitutional provisions making Santa Cruz Department (state) more independent from the Bolivian central or federal government in La Paz.

o	Uncertainty about five other Bolivian Departments, including Pando, Beni, Tarija, Chuquisaca and Cochabamba, that have scheduled or are considering autonomy referendums as well.

o	The National Recall Referendum to be held on August 10, 2008 subjecting President Evo Morales, his Vice President and the nine departmental prefects (state governors) of Bolivia to recall if they do not achieve a "mandate" vote equal to or greater than the vote they originally received when elected to office.

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics; and

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

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

From our inception, we have not been profitable. Additionally, we received revenues of only approximately $3,109,000 during the years 2002 through 2004, and no revenues since the second quarter of 2004. We have financed our operations through debt and equity placements to accredited investors. These private placements have allowed us to finance production at our Cangalli claims from our fourth quarter of 2002 through our second quarter of 2004, to acquire and maintain our other prospects, and to meet our administrative obligations. Because of our working capital shortages and lack of cash flow from operations, we have at times encountered difficulties in meeting our obligations to pay our bills on a timely basis. We currently have various obligations that are past due. We have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations.

Future financing that we may receive will be used to complete the construction of the infrastructure on our C Zone claims and to commence expected mining and processing operations there; continue exploration and feasibility studies on our A Zone claims, and to maintain our corporate obligations. Our current working capital deficit will likely require that we defer some of our obligations until we are more adequately financed.

Assets

As of March 31, 2008, we had total net assets of $5,927,674 compared to total assets of $5,749,479 as of December 31, 2007. These assets include current assets, such as cash and prepaid expenses. Our current assets decreased to $46,258 as of March 31, 2008 from $96,791 as of December 31, 2007. This $50,533 decrease was primarily the result of a decrease in prepaid expenses of $50,799 to $43,250 at March 31, 2008, from $94,049 at December 31, 2007. The decrease resulted from $45,000 in work in process related to our C Zone processing plant which on March 31, 2008 was classified as mine development costs.

Fixed Assets	March 31, 2008	December 31,

Mining equipment	$ 634,798	$ 595,190
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	505,695	336,260
Mining properties	1,401,465	1,356,948
Office equipment	118,422	110,710
Vehicles	120,053	110,018
Accumulated depreciation and depletion and Impairment	(879,017)	(836,438)

Fixed assets net	$ 5,881,417	$ 5,652,688

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $181,410, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due.

2.	We have notes payable, including:

a.	A note totaling $226,839 payable to a Bolivian resident as of March 31, 2008. On April 11, 2008, after the addition of a loan of $40,002, a total of $266,841 in debt was converted into 77,345,203 shares of common stock at a price of $.00345 per share.

b.	A note in the amount of $70,000 payable to one of our officers. The note was due on January 31, 2008 and is currently in default. This note is secured by the Gold Bar Mill located outside of Eureka, Nevada.

c.	A Convertible Note Payable to the law firm of Burns, Figa & in the amount of $30,030. This note is for legal services provided to us during 2004 and 2005, which we have been unable to pay. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. The note carried an original face amount of $45,030. On February 15, 2008, Burns, Figa & Will converted $15,000 of this note into 3,750,000 shares of common stock per the terms of the note agreement. After the end of the quarter ending March 31, 2008, on May 5, 2008, an additional $15,000 was converted by Burns, Figa & Will into 3,750,000 shares of our common stock.

d.	On April 11, 2007, we entered into two convertible notes with two of our officers, both of which have an effective date of February 6, 2007, which is the date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. These notes were each for $50,000, have a term of 2 years, and each were convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use convertible promissory notes to meet these retention bonus commitments because we did not have sufficient common stock available and any grant of our Series B shares to these officers would have granted them a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. On February 6, 2008, Mr. Delozier converted the $50,000 principal balance, plus $3,978 in accrued interest, into 5,997,564 shares of our common stock. As a result, only the $50,000 note payable to Mr. Madsen is outstanding as of March 31, 2008.

3.	We also have outstanding a debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.'s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have advised the estate's administrator that we have elected to extend the maturity date of this note to May 2, 2009. We are currently in default on this note owing $19,323.91 in accrued interest as of March 31, 2008. On April 28, 2008, we entered into an agreement with the estate's trustee to pay one half of the amount past due and make additional $2,000 per month payments until the past due accrued interest balance is paid in full. As we are currently in default on the note the interest rate has increased to a default rate of 10% until if and when we have become current on our interest payments, at which time the rate will revert to the initial rate of 7%.

4.	Our obligation to pay accrued interest on notes payable described in paragraph 2, above, is in the amount of $47,219. Interest on these notes is expensed each quarter and accrued.

5.	Our obligation for monthly lease payments of $1,507 per month for our Salt Lake City, Utah office which terminates on July 31, 2008. We have the option of canceling the remaining lease by paying a one-month penalty of $1,507. Additionally we have an obligation to make monthly lease payments of $500 per month for our Santa Cruz, Bolivia office until December 31, 2008. We are also obligated to pay $165 per month through August 14, 2008 for our Santa Cruz, Bolivia warehouse rent.

6.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2013. We paid the 2008 claim fees in February of 2008. The claim fees on our Buen Futuro and Cangalli claims for the next five years, beginning in February of 2008, are approximately $118,000 per year. All mining claim payments have been made for 2008.

7.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We are also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of March 31, 2008, we owed $21,000 in production penalties, $21,000 in management fees payable in cash and $6,000 in management fees payable in stock to Dr, Michael Biste, the seller of the property.

8.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000.

9.	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$ 181,410	$181,410	$ -	$ -
Other Notes Payable	70,000	70,000	-	-
Related Party Payable	226,839	226,839	-	-
Debenture Payable	249,000	249,000	-	-
Convertible Notes Payable	44,006	-	44,006	-
Accrued Interest	47,219	47,219	-	-
Building Leases	8,339	8,339	-	-
Mining Claim Fees	472,000	-	236,000	236,000
Production Penalties consulting fees	186,000	42,000	72,000	72,000
Buen Futuro Exploration	301,000	-	301,000	-

Total Contractual Cash Obligations	$1,785,813	$824,807	$653,006	$308,000

Costs to maintain our properties have higher priority than other current capital requirements. As a result, we have delayed payment to some of our other creditors.

We have ongoing financing requirements to allow us to construct the infrastructure necessary to continue our operations in the C Zone on our Precambrian properties, and then to later initiate operations on the A Zone Buen Futuro project as we contemplate. We are currently evaluating other options in addition to moving our Gold Bar mill and plant from Nevada to Bolivia; we have that asset in current discussions for sale, joint venture or toll refining, whichever we conclude would most benefit us. We have received offers for the sale of our Gold Bar mill, however, we are still negotiating with the potential buyers, as well as negotiating with several other potential joint venture and toll refining partners.

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

Equity

Stockholders’ equity increased to $5,018,481 as of March 31, 2008 from $4,665,738 as of December 31, 2007. This $352,743 increase was primarily due to private placements of our common stock and conversion of debt to common stock during the quarter ending March 31, 2008.

Results of Operations

The following sets forth certain information regarding our results of operations for the three month periods ending March 31, 2008 compared with the same period in 2007.

(a)     Three Months Ended March 31, 2008/Three Months Ended March 31, 2007

Revenues.   During the three months ended March 31, 2008 and March 31, 2007, we had revenues of $0. Our pilot plant at the C Zone on our Precambrian properties was involved in batch analysis of various points within our C Zone gold project and produced only metallurgical quantities of gold that we have reserved for analysis.

Operating Loss.  Operating losses decreased by $229,252 or 43% to $303,193 for the three months ended March 31, 2008, from $532,445 for the three months ended March 31, 2007.  The decreased loss was primarily due to decreases in our exploration and development and general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs decreased by $98,506 or 64% to $55,878 for the three months ended March 31, 2008, from $154,384 for the comparable 2007 period.  Exploration and development costs decreased as a result of the movement from exploration on the C Zone and operation of the pilot plant to commencement of construction on a production plant for which certain costs have been capitalized. Additionally, we prepaid $125,000 to a consultant during the first quarter of 2007 for an evaluation of our feasibility report for services during the first nine months of the year.

General & Administrative Expenses. General and administrative expense decreased by $129,324 or 35% to 241,518 for the three months ended March 31, 2008, from $370,842 during the three months ended March 31, 2007.  The decrease in our general and administrative expense is primarily attributable to a $40,410 decrease in legal expenses, and a forgiveness of $15,000 in accrued salary by our Chief Executive Officer, which was taken during the second quarter of 2007. Additionally, $100,000 in bonuses to officers were accrued as convertible notes payable during the first quarter of 2007. During the first quarter of 2008, we paid $25,000 in bonuses by issuing to the officers an aggregate of 3,205,128 shares of our common stock as part of a contractual obligation.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $1,422 or 20% to $5,797 during the three months ended March 31, 2008, from $7,219 during the same period in 2007.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended March 31, 2008 increased by $27,735 to $39,208 from $11,473 during the same 2007 period.  The increase was due to the following, all of which accrued during the first quarter of 2008: (a) $10,000 in penalty interest that we paid during the quarter to retire a note for an aircraft and accrued interest; (b) $6,000 based on a recalculation of interest on a convertible debenture as a result of a default situation on the interest payable portion of the note; and (c) $11,000 in penalty interest owed to an officer as a result of a default situation on a note payable.

Financing costs. During the three month period ended March 31, 2008, we incurred $13,502 in financing costs related to a convertible note payable to Burns, Figa & Will. As the conversion price of the note was less than the market price of the stock on the date of the note we have discounted the note by $22,523 and amortized $13,502 in financing costs during the quarter ended March 31, 2008. We issued no preferred stock at a discount during the quarter which would have incurred a financing cost. During the three month period ended March 31, 2007, we incurred financing costs on the issuance of preferred stock in the amount of $994,999. This expense was the result of the sale of 461,301 shares of our Series B preferred stock at a price of $1.00 per share to 11 persons and entities and issued 12,103 shares at a price of $1.00 per share to nine employees for a total of 473,404 Series B shares.  Each Series B share was convertible into 250 shares of our common stock or an aggregate of 118,351,043 common shares.  The Series B preferred shares carried a conversion provision, which allows each Series B preferred share to be converted into 250 restricted common shares, which reflects a converted cost of $.004 per common share. As this conversion rate was less than the market price on the date of conversion, the difference between the conversion price and market price is multiplied by the number of converted shares with the total being expensed as a financing cost.

Net Loss.  Net loss for the three-month period ended March 31, 2008 decreased by $1,226,653 to $311,146 from $1,537,799 during the same 2007 period.  The decrease was due to a $229,252 decrease in operating expenses and a $981,497 decrease in financing costs.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 as we had a significant working capital deficit as of December 31 2007 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $772,798 at March 31, 2008 and $816,944 at December 31, 2007, we will not be able to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $2,400,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $800,000; and

o	C Zone production plant construction of $100,000.

Our cash balance of $3,008 as March 31, 2008 is insufficient to meet these planned expenses. In order to continue to pay our expenses, we intend to raise additional cash by means of debt and equity financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

o	Significantly reduce, eliminate or curtail our business operating activities to reduce operating costs;

o	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;

o	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

o	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;

o	File a Certificate of Dissolution with the State of Colorado to dissolve our corporation and close our business;

o	Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and

o	Make the appropriate filings with FINRA to affect a de-listing of our stock.

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

We are currently in the process of completing construction of the C Zone mill and we anticipate that we will commence commercial mining operations at the C Zone during the second quarter of 2008.

Recent Accounting Pronouncements

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

Plan of Operations

(1)     We plan to complete construction of the C Zone mill and commence commercial mining operations at the C Zone during the second quarter of 2008. During 2007, we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 5 kilometers (3.1 miles) from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralization in the zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill approximately 700 meters (2,300 feet) to the southwest of our pilot plant to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall for this referred to by meteorologists as 100 year rains. These rains have severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete. Once we have a period of dry weather we intend to finalize construction on the mill and begin production starting at approximately 400 tpd and increasing to 2,000 tpd. We intend to use a contract mining company to mine and deliver the ore from our C Zone mine directly to our mill. The contract miner estimates that it can mine and deliver ore at a cost of $2.00 per tonne once we have reached 2,000 tpd. The use of a contract miner will eliminate the capital costs required to purchase mining equipment.

During 2007, we completed construction of our mine camp situated between our A Zone development and the C Zone mine and mill. The mine camp includes dormitories, a dining hall, sanitation facilities, administration buildings and warehouses and serves as camp for the construction and operation of the C Zone mill and the exploration and development of our A Zone project.

(2)     We intend to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2008. We are pursuing this development by obtaining third party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm, Washington Group International, Inc. In February 2007, we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. We may ask this engineering firm to determine if our Gold Bar mill and plant should be moved to our A Zone Buen Futuro project in eastern Bolivia, or if a new mill and plant should be built on site. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required.

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

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available which are detailed as follows:

To accomplish our strategy we intend to:

1.	Obtain estimated financing of $200,000 for the remaining costs pertaining to the construction and operation of a 1,000-tpd processing plant on our C Zone gold project and an additional $200,000 to increase our capacity to 2,000 tpd. We also intend to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. We are now in the process of installing our C Zone mill on its new mill site; we intend to incrementally expand the mill’s capacity through five hundred cubic meters (approximately 1,000 tonnes) per day, up to an eventual goal of 2,000 tpd.

2.	Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We announced in the first quarter of 2008 that the evaluation from this consulting firm was favorable and that the consulting engineers recommended moving to a second stage of feasibility work. We anticipate that this additional work may cost between $600,000 and $1 million. . Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering. We anticipate that this additional study and confirmation work will help us determine if the Gold Bar mill should be dismantled, shipped to eastern Bolivia and re-erected on our Buen Futuro A Zone site, or if a new mill should be built on-site.

3.	Determine, if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone. Should further due diligence, evaluation and feasibility work indicate that the Gold Bar mill and plant should be used in Bolivia, we intend to dismantle the plant located outside of Eureka, Nevada, ship it to eastern Bolivia, and re-erect the mill and plant on the Buen Futuro A Zone site. We estimate approximate costs of $10,000,000 to bring the Gold Bar mill into production in Bolivia; however, those costs may vary significantly depending on the findings of the third party due diligence and evaluation study. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

4.	Determine, should the initial due diligence and evaluation study indicate that a mill and processing plant be built from scratch on the Buen Futuro A Zone, whether we intend to either sell the Gold Bar mill and plant and use the proceeds for new mill and plant construction on the A Zone, or consider the possibility of performing contract milling and processing at the current Gold Bar site in Nevada. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed.

5.	Determine, should the current Buen Futuro A Zone due diligence and evaluation study indicate that it is not in the our best interest to move the Gold Bar mill and plant to Bolivia, whether we should consider other alternatives to selling the facility in its entirety. The region around our Gold Bar mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million.

6.	Maintain our mining claims on the remainder of the Buen Futuro 2,500-acre site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

7.	Continue our discussions with government officials in Bolivia’s new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first three months of 2008. We have, however, seen a significant increase in the cost of diesel fuel in the region which will impact our operations as we commence mining activities. We have been informed by our contract miner that they intend to increase costs above that which was originally quoted to recover the increased cost of fuel. We are currently evaluating the impact of these fuel cost increases on our projected income.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of March 31, 2008, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

1.     Golden Eagle & Turner v. Pfeffer. On September 5, 2007 we and our Chief Executive Officer, Terry C. Turner, filed an action against our former director, Kevin K. Pfeffer, in the United States District Court for the Central District of Utah titled, Golden Eagle International, Inc. and Terry C. Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D.Utah; 2007). The allegations were essentially the same, or very similar, to those made in Turner v. Golden Eagle, Pfeffer, et al, referenced above. Plaintiffs sought an unspecified amount of damages to be determined at trial.

On January 25, 2008, we settled the above matter by entering into two agreements with Kevin K. Pfeffer (“Mr. Pfeffer”), which became effective February 1, 2008 based on certain conditions subsequent being met. Mr. Pfeffer was our former director ., having served on our board of directors from January 23, 2003 through December 4, 2006. The two subject agreements settled any and all outstanding debts that we had with Mr. Pfeffer, as well as any and all outstanding allegations, claims, disputes and controversies.

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

(b) Mr. Turner and we also agreed to release and hold Mr. Pfeffer harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Pfeffer or otherwise take any action to harm him or his reputation.

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

The second agreement was titled, “Stock Purchase Agreement.” In this agreement we agreed with Mr. Pfeffer to the following:

(f)  All of the terms and conditions of the Settlement and Release Agreement set out above, as well as the agreement for the actual issuance to Mr. Pfeffer of 57,608,593 shares of our common stock in exchange for $230,434.37 in debt that we owed to Mr. Pfeffer pursuant to exemptions from registration for accredited investors found in Sections 4(2) and 4(6) of the Securities Act of 1933.

2.  Golden Eagle International, Inc. v. John and Jane Does 1-10, et al: On July 26, 2007, we filed an action in the Federal District Court for the Central District of Utah entitled: Golden Eagle International, Inc. v. John and Jane Does 1-10, aka pseudonyms: “Ann Warren,” “ann_483,” “msbunny2211,” “asyouwishalways,” “markgeorgethe3rd,” “lehrerpj,” “slaphappy25,” “bluebird77-7” and others, Civil Action No. 2:07-CV-00540-TC (D. Utah; 2007). Our suit alleged that Defendants John and Jane Doe 1-10, aka the listed pseudonyms, as well as others to be discovered, were anonymous posters on Yahoo! and Raging Bull’s Internet message boards regarding us (which boards and posters often refer to us by using its trading symbol on the OTC Bulletin Board, “MYNG”), who maliciously authored and posted outrageous, manipulative, deceptive, denigrating, disparaging, untrue, indecent, obscene, profane, defamatory and libelous comments regarding us, and our officers, for unlawful and tortious purposes. We subpoenaed the IP addresses of these anonymous posters from Yahoo and Raging Bull, received that detailed information and determined the identity of several of these posters to our satisfaction. After an analysis of the individuals involved we determined that it was a waste of our time and resources to pursue judgment-proof defendants and allowed the matter to be dismissed without prejudice on March 4, 2008.

We are not aware of any other legal action pending or threatened against us.

Item 2. Unregistered sales of equity securities and use of proceeds.

Sales or issuances of our securities that occurred during the period ending March 31, 2008, were previously reported in (Form 8-K, Form 10-KA), which were filed with the Securities and Exchange Commission on February 1, 2008, and April 25, 2008. After the quarter ending March 31, 2008, we sold or issued the following securities:

On April 15, 2008, we sold 8,064,516 shares of our common stock to Nestor Dimas Perez, a resident of Bolivia, at $0.0031 per share or an aggregate of $25,000.

On April 28, 2008, two of our Series B Convertible Preferred shareholders had converted an additional 11,668 Series B Preferred shares into2, 917,000 restricted shares of our common stock.

On May 5, 2008, we issued 3,750,000 shares of our common stock to Burns, Figa & Will at $0.004 per share or an aggregate of $15,000. The shares were issued for a January 16, 2007 convertible note payable to Burns, Figa & Will for legal services provided to us which were past due.

In every issuance described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case, as indicated above regarding a resident of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that one of the purchasers was a non-resident of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information:

Subsequent Event

On April 22, 2008 we announced in a Form 8-K and press release that on April 18, 2008, our board of directors had appointed Blane W. Wilson as our Chief Operating Officer. Mr. Wilson’s immediate focus will be on the development of various potential business opportunities for our Gold Bar CIP gold mill located 25 miles northwest of Eureka, Nevada. However, his responsibilities will also include the oversight of the current construction on the C Zone gold mill located on our Precambrian properties in eastern Bolivia, as well as the ongoing in-fill drilling program and feasibility work being carried out on our A Zone Buen Futuro gold and copper project. Mr. Wilson has 24 years of experience managing milling and processing operations in the mining industry. He previously was Corporate Operations Manager for the Queenstake Resources USA’s Jerritt Canyon gold mine, which is located north of Elko, Nevada. Mr. Wilson has been at the Jerritt Canyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981, the Jerritt Canyon mine has produced more than 8 million troy ounces of gold. At the Jerritt Canyon mine, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel. He has also served on our Technical Advisory Board since February of 2008 and has advised us in the past on various potential projects involving the Gold Bar mill.

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

GOLDEN EAGLE INTERNATIONAL, INC.

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer May 20, 2008

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1.I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2008 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer May 20, 2008

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2008 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer May 20, 2008

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2008 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2008 /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 3,008	$ 2,742
Prepaid expenses	43,250	94,049

Total current assets	46,258	96,791

PROPERTY AND EQUIPMENT
Mining equipment and property	634,798	595,190
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	505,695	336,260
Mineral properties	1,401,465	1,356,948
Office equipment	118,422	110,710
Vehicles	120,053	110,018

	6,760,434	6,489,126
Less accumulated depreciation and impairment	(879,017)	(836,438)

Total property and equipment	5,881,417	5,652,688

Total Assets	$ 5,927,674	$ 5,749,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 181,410	$ 193,558
Deferred wages	44,589	54,529
Other notes payable	226,839	214,111
Related party payable	70,000	92,350
Covertible debenture	249,000	249,000
Accrued interest payable	47,219	110,187

Total current liabilities	819,056	913,735

Convertible notes payable - net	57,508	109,006

Total long term liabilities	57,508	109,006

Common Stock payable	32,629	61,000
Commitments and contingencies	-	-

Total Liabilities	909,193	1,083,741

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
125,001 and 345,961 issued and outstanding respectively	1,250	3,460
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
1,789,587,277 and 1,602,510,490 issued and outstanding shares, respectively	178,958	160,251
Additional paid-in capital	59,906,394	59,259,002
Accumulated (deficit)	(55,068,121)	(54,756,975)

Total stockholders' equity	5,018,481	4,665,738

Total Liabilities and Stockholders Equity	$ 5,927,674	$ 5,749,479
The footnotes are an integral part of these financial statements F-1

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
For the three Months ended (Unaudited)

	March 31, 2008	March 31, 2007

REVENUES	$ --	$ --
OPERATING EXPENSES
Exploration and development	55,878	154,384
General and administration	241,518	370,842
Depreciation and depletion	5,797	7,219

Total operating expenses	303,193	532,445

OPERATING (LOSS)	(303,193)	(532,445)

OTHER INCOME (EXPENSE)
Interest expense	(39,208)	(11,473)
Financing costs preferred stock	(13,502)	(994,999)
Other, net	44,757	1,118

Total other income (expense)	(7,954)	(1,005,354)

Loss before income taxes	(311,146)	(1,537,799)
Income taxes	-	-

NET (LOSS)	(311,146)	(1,537,799)

Basic and dilited (loss) per share	(0.00)	(0.00)
Weighted average shares outstanding - basic and diluted	1,712,275,665	789,999,990

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)

	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(311,146)	$(1,537,800)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	127,075	12,103
Stock issued for financing fees	10,000	-
Stock issued for exploration and development	36,000	-
Stock issued for interest	85,494	-
Stock issued for payables	81,603	-
Depreciation	5,797	7,219
Accretion of note discount	13,502	-
Asset impairment	-	5,848
Financing costs - preferred stock	-	994,999
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	50,799	(19,543)
Increase (decrease) in deferred wages	(9,940)	-
Increase (decrease) in accounts payable	(12,148)	(59,627)
Increase (decrease) in accrued interest	(62,968)	6,006

Net cash flows (used by) operating activities	14,068	(590,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(271,307)	(91,662)
Proceeds from sales of fixed assets	-	-

Net cash flows provided by (used) in investing activities	(271,307)	(91,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	13,000	100,000
Repayments to related parties	(35,350)	(16,900)
Proceeds from other notes payable	179,730	228,919
Preferred stock sold	-	461,274
Common stock sold	100,125	-

Net cash flows provided by financing activities	257,505	773,293

NET INCREASE (DECREASE) IN CASH	266	90,836
CASH - BEGINNING OF PERIOD	2,742	1,427

CASH - END OF PERIOD	$ 3,008	$ 92,263

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred stock issued for debt (see note E)
Cash paid for

Interest	$ 2,650	$ 5,468
Income taxes	-	-

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

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2007.

Note B — Organization and Nature of Business

For a complete description of our mineral prospects and the organization and nature of our business, please see our Form 10-K for the year ended December 31, 2007.

Going Concern Considerations
The 2007 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of March 31, 2008 and have incurred substantial losses since our inception. We presently have no production having suspended operations at the Cangalli mine. We are in the process of constructing a gold processing plant on our C Zone property in eastern Bolivia’s Precambrian Shield. Our current plan is to complete construction of the C Zone mill and commence commercial mining operations at the C Zone during the second quarter of 2008. During 2007, we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 5 kilometers (3.1 miles) from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralization in the zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill approximately 700 meters (2,300 feet) to the southwest of our pilot plant to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall for this referred to by meteorologists as 100 year rains. These rains have severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete. Once we have a period of dry weather we intend to finalize construction on the mill and begin production starting at approximately 400 tpd and increasing to 2,000 tpd. We intend to use a contract mining company to deliver the ore from our C Zone mine directly to our mill. The contract miner estimates that it can mine and deliver ore at a cost of $2.00 per tonne once we have reached 2,000 tpd. The use of a contract miner will eliminate the capital costs required to purchase mining equipment.

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

Reclassifications
Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the March 31, 2008 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from (a) 31,250,500 from the conversion of preferred stock to common stock; (b) 10,000,000 shares reserved for the conversion of a debenture payable; (c) 13,063,164 shares reserved for the conversion of our convertible notes payable; and 5,769,321 reserved for contractual agreements. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation

For the three months ended March 31,	2008	2007

Net Loss	(297,645)	($ 1,537,799)
Weighted average shares outstanding - basic	1,712,275,605	789,999,990
Basic (loss) per share	(.00)	(.00)

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Three months ended March 31,

	2008	2007
Issuance of Series B preferred stock to employees	$ -	$12,103
Issuance of common stock for the conversion of debt, payables and interest (1)	400,685	-
Conversion of preferred stock to common stock (2)	220,960	-
Issuance of common stock to employees	127,075	-
Issuance of common stock for exploration and development	36,000	-
Total	$784,696	$12,103

(1)	On January 25, 2008 we entered into two agreements with Kevin K. Pfeffer (“Mr. Pfeffer”), which became effective February 1, 2008 based on certain conditions subsequent being met. Mr. Pfeffer is a former director in Golden Eagle International, Inc., having served on our board of directors from January 23, 2003 through December 4, 2006. The two subject agreements settle any and all outstanding debts that we had with Mr. Pfeffer, as well as any and all outstanding allegations, claims, disputes and controversies. The first agreement was titled, “Settlement and Release Agreement.” Terry C. Turner (“Mr. Turner”), our President, Chief Executive Officer and Chairman of the Board, was also a party to this agreement. In this agreement Mr. Turner, Mr. Pfeffer and we agreed to the following: a. That Mr. Turner and we would dismiss with prejudice our case alleging certain causes of action against Mr. Pfeffer filed in the Federal District Court for Utah, Central Division, on September 5, 2007 titled, Golden Eagle International, Inc. and Terry C. Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D.Utah; 2007). This voluntary dismissal was filed on January 28, 2008 and was acknowledged by the Court on January 29, 2008; b. Mr. Turner and we also agreed to release and hold Mr. Pfeffer harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Pfeffer or otherwise take any action to harm him or his reputation. c. Mr. Pfeffer agreed to release and hold Mr. Turner and us harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Turner or us or otherwise take any action to harm Mr. Turner or us or our reputation. We acknowledged certain sums that we owed to Mr. Pfeffer, including a promissory note dated June 6, 2005 for an operating loan that Mr. Pfeffer had made to us, accumulated interest and penalties on that note, and expenses that Mr. Pfeffer had incurred while serving on our board of directors, which totaled $230,434.37, which we agreed to convert into 57,608,593 shares of our common stock. e. All parties agreed to a two-year “Quiet Period” in which all parties will cease to comment, publicly or privately, in Internet forums and blogs, or any other written or verbal venue, regarding any of the other parties. The second agreement was titled, “Stock Purchase Agreement.” In this agreement we agreed with Mr. Pfeffer to the following: a. All of the terms and conditions of the Settlement and Release Agreement set out above, as well as the agreement for the actual issuance to Mr. Pfeffer of 57,608,593 shares of our common stock in exchange for $230,434.37 in debt that we owed to Mr. Pfeffer pursuant to exemptions from registration for accredited investors found in Sections 4(2) and 4(6) of the Securities Act of 1933.

On February 4, 2008, we issued 5,997,564 shares of our common stock to Harlan (Mac) DeLozier a Bolivian resident at $0.009 per share or an aggregate of $53,978.08. The shares were issued for a convertible note payable to Mr. DeLozier dated February 6, 2007 for services provided to the company.

On February 5, 2008 we entered into a settlement agreement with CEOcast, for the payment of trade payable from March 2005. Rachel Glicksman was issued 2,000,000 shares of our common stock in exchange for a payable totaling $17,600 including principal and interest at ..0088 per share.

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

On February 15, 2008, we issued 3,750,000 shares of our common stock to Burns, Figa &Will at $0.004 per share or an aggregate of $15,000. The shares were issued for a convertible note payable to Burns, Figa & Will dated January 16, 2007 for legal services provided to the company which were past due.

(2)	Between January 1, 2008, and March 31, 2008, seven of our Series B Convertible Preferred shareholders had converted an additional 220,960 Series B Preferred shares into 55,240,000 restricted common shares.

Cash paid for interest for the three months ended March 31, 2008 and 2007 was $2,650 and $5,468 respectively.

Note E – Notes Payable

1.	We notes payable, including:

a.	A note totaling $226,839 payable to a Bolivian resident as of March 31, 2008. On April 11, 2008 a total of $266,841 in debt was converted into 77,345,203 shares of common stock at a price of $.00345 per share.

b.	A note in the amount of $70,000 payable to an officer of the company. The note was due on January 31, 2008 and is currently in default. This note is secured by the Gold Bar Mill and plant located outside of Eureka, Nevada.

c.	A Convertible Note Payable to the law firm of Burns, Figa & Will in the amount of $30,030. This note is for legal services provided to us during 2004 and 2005, which we have been unable to pay. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. The note carried an original face amount of $45,030. On February 15, 2008, Burns, Figa & Will converted $15,000 of this note into 3,750,000 shares of common stock per the terms of the agreement. Subsequent to the end of the quarter, on May5,2008, an additional $15,000 was converted into 3,750,000 shares.

d.	On April 11, 2007, we entered into two convertible notes with two of our officers with effective dates of February 6, 2007, which is the date we had verbally entered into commitments with these officers. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for Bolivian Administration, Harlan M. (Mac) Delozier; and a contractual retention bonus and award bonus to our Vice President for U.S. Administration, Tracy A. Madsen. These notes were each for $50,000, have a term of 2 years, and each were convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use convertible promissory notes to meet these retention bonus commitments because we did not have common stock available and any grant of our Series B shares to these officers would have granted them a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. On February 6, 2008, Mr. Delozier converted the $50,000 principal balance plus $3,978 in accrued interest into 5,997,564 shares of our common stock. As a result, only the $50,000 note payable to Mr. Madsen is outstanding as of March 31, 2008.

2.	We also have outstanding a debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.‘s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have advised the estate’s administrator that we have elected to extend the maturity date of this note to May2, 2009. We are currently in default on this note owing$19,323.91 in accrued interest as of March 31, 2008. On April 28, 2008 we entered into an agreement with the trustee of the estate to pay one half of the amount past due and pay and make additional $2,000 per month payments until the past due accrued interest balance is paid in full. As we are currently in default on the note the interest rate has increased to a default rate of 10% until if and when we have become current on our interest payments, the rate will revert to the initial rate of 7%. estate to pay one half of the amount past due and pay and make additional $2,000 per month payments until the past due accrued interest balance is paid in full. As we are currently in default on the note the interest rate has increased to a default rate of 10% until if and when we have become current on our interest payments, the rate will revert to the initial rate of 7%.

3.	We have accrued common stock payable in the amount of $32,629 to satisfy contractual obligations.

4.	We have an obligation to pay accrued interest on notes payable described above, in the amount of $47,219. Interest on these notes is expensed each quarter and accrued

Note F – Beneficial Conversion Feature of Debentures and Convertible Notes Payable

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. The conversion price of the outstanding debenture was in excess of the market price on the date the debenture was entered into and as such, we believe no beneficial conversion feature applies to this debenture. We did, however, calculate a beneficial feature on our Series B Convertible Preferred stock which we issued in 2007 and 2006. The beneficial conversion was treated as a financing cost with the offsetting entry classified as a derivative liability. During 2007 we issued two convertible notes payable to two of our officers in the amount of $50,000 each which are convertible into our common shares. On February 5, 2008 the convertible note payable to Harlan (Mac) Delozier and its accrued interest was converted into 5,997,564 common shares and the As the conversion rate was the same as market price on the date of the note the beneficial conversion feature did not exist. We also issued a convertible note payable in the amount of $45,030 to Burns, Figa & Will P.C. for past due legal services which is convertible into our common stock. As the conversion price of $.004 per share on the date of the note was less than the $.009 market price the beneficial conversion feature applied to this note. On February 15, 2008 we converted $15,000 of note principal into 3,750,000 shares of our common stock. The following table demonstrates the accounting for the outstanding convertible notes payable.

      Convertible notes payable

Payable to	Note face amount	Discount beneficial conversion	Financing costs	Net amount of note

Burns, Figa & Will P.C.	$30,030	$22,507	$13,501	$ 7,507
Tracy A. Madsen	$50,000	-	-	50,000
Total	$80,030	$22,507	$13,501	$57,507

Note G – Subsequent event

Unregistered sales of equity securities (not previously reported on Forms 10K or 8K).

On April 18, 2008, we sold 8,064,516 shares of our common stock to Nester Dimas Perez, a resident of Bolivia, at $0.0031 per share or an aggregate of $25,000.

On April 28, 2008, two of our Series B Convertible Preferred shareholders had converted an additional 11,668 Series B Preferred shares into2, 917,000 restricted common shares.

On May 5, 2008, we issued 3,750,000 shares of our common stock to Burns, Figa & Will at $0.004 per share or an aggregate of $15,000. The shares were issued for a January 16, 2007 convertible note payable to Burns, Figa & Will for legal services provided to us which were past due.

In every issuance described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case, as indicated above regarding a resident of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that one of the purchasers was a non-resident of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Back to Table of Contents