Form 10-Q
period 2008-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2008-08-14
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2008

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

|_| Yes |X| No

At August 14, 2008, there were 1,904,086,259 shares of common stock outstanding and 113,334 shares of Series B Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the six months ended June 30, 2008 are attached hereto and incorporated by reference herein. Please refer to pages F-1 through F-10 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Golden Eagle International, Inc. is referred to herein as “we”, “our” or “us”.

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including:

(a)	volatility of gold and copper commodity prices, which may negatively affect our potential revenues;

(b)	volatility of prices for petroleum-related products, chemicals and solvents, which may increase our exploration and development costs, and our mining and milling costs;

(c)	we may be subject to environmental risks that lead to additional costs and disruptions in our operations;

(d)	if we are unable to obtain debt or equity financing, we may be unable to expand production capacity of our C Zone processing plant to its projected 2,000 tonne per day capacity. Failure to expand capacity may limit our ability to achieve operational profitability on the C Zone project. If we are unable to obtain additional investment we may also be unable to perform additional exploration work on our Buen Futuro A Zone as we have projected.

(e)	we may be dependent upon third parties for our operations;

(f)	our ability to commence mining operations at our Buen Futuro prospect requires a substantial minimum investment exceeding $10 million, which we may be unable to obtain;

(g)	our international operations, including Bolivia and potentially elsewhere in South America, are subject to risks of political instability, civil unrest and insurrection, which may cause disruptions or termination of our operations, including risks associated with nationalization of the Bolivian oil and gas fields on May 1, 2006 and the Bolivian telephone company and four energy-related companies on May 1, 2008, which may lead to further destabilization in Bolivia;

(h)	other economic and political changes may occur in Bolivia, including (without limitation):

o	Potential increases by the Bolivian government in the complementary mining tax (the Bolivia minerals severance tax) the business income tax on net earnings, and patent fees (claims fees) per hectare claimed for staking and maintaining mining claims.

o	The impact of the new draft Bolivian Constitution, which was approved by the Bolivian Constitutional Convention in December of 2007, but requires a national referendum vote for approval that has not taken place and is not scheduled.

o	The Departmental Autonomy Referendum held in the Santa Cruz Department of Bolivia on May 4, 2008 in which 86% of the voters approved certain departmental constitutional provisions making Santa Cruz Department (state) more independent from the Bolivian central or federal government in La Paz, as well as four other departmental referenda that later occurred that have all resulted in majority votes for departmental independence.

o	The National Recall Referendum which was held on August 10, 2008 that subjected President Evo Morales, his Vice President and eight of the nine departmental prefects (state governors) of Bolivia to recall if they did not achieve a "mandate" vote equal to or greater than the vote they originally received when elected to office. President Morales, his Vice President and five of the eight departmental prefects were retained by the vote. We cannot predict what, if any, impact that the results of the recall referendum will have on our business in Bolivia.

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics; and

o	Inflation in Bolivia, which has been controlled for the past two decades through monetary policy.

Overview

We are engaged in minerals industry related operations in Bolivia from which we seek to generate revenues, income and cash flows from the sale of gold and copper. We have generated no revenues since approximately November 2004. Since inception, our operations have been severely impacted from a lack of working capital and financing. Additionally, our operations have experienced cost and time delays due to the remote location of our Bolivian properties and our Bolivian operations being more than 4,000 miles from our corporate offices.

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

Future financing that we may receive will be used to complete the construction of the infrastructure on our C Zone claims and to expand mining and processing operations there; continue exploration and feasibility studies on our A Zone claims, and to maintain our corporate obligations. Our current working capital deficit will likely require that we defer some of our obligations until we are more adequately financed.

Assets.

As of June 30, 2008, we had total net assets of $6,089,618 compared to total assets of $5,749,479 as of December 31, 2007. These assets include current assets, such as cash and prepaid expenses. Our current assets decreased slightly to $96,250 as of June 30, 2008 from $96,791 as of December 31, 2007.

Fixed Assets
	June 30, 2008	December 31, 2007

Mining equipment	$ 695,765	$ 595,190
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	574,613	336,260
Mineral properties	1,407,574	1,356,948
Office equipment	125,093	110,710
Vehicles	129,144	110,018
Accumulated depreciation and depletion and Impairment	(918,820)	(836,438)

Fixed assets net	$ 5,993,370	$ 5,652,688

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $216,078, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Additionally we have deferred wages of $40,689 payable to our United States employees.

2.	We have notes payable, including:

a.	A note totaling $123,785 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2008.

b.	A note in the amount of $70,000 payable to one of our officers. The note was due on January 31, 2008 and is currently in default. This note is secured by the Gold Bar Mill located outside of Eureka, Nevada. As of June 30, 2008, $18,249 in accrued interest and penalties was payable on this note

c.	A Convertible Note Payable to the law firm of Burns, Figa & Will for legal services rendered to us in 2004 and 2005, which carried an original face amount of $45,030. We currently owe $15,030 on that note. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. On February 15, 2008 and again on May 5, 2008, Burns, Figa & Will converted $15,000 of this note into 3,750,000 shares of common stock on each of those dates for an aggregate conversion of $30,000 and 7,500,000 shares.

d.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, the date we had verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of June 30, 2008 this note, as well as $5,564 in accrued interest, was outstanding.

3.	A debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.'s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have advised the estate's administrator that we have elected to extend the maturity date of this note to May 2, 2009. We are currently in default on this note owing $12,196 in accrued interest as of June 30, 2008. On April 28, 2008 we entered into an agreement with the estate's trustee to pay one half of the amount past due and make additional $2,000 per month payments until the past due accrued interest balance is paid in full. Due to our default on the note, the interest rate has increased to a default rate of 10% until, if and when we have become current on our interest payments, at which time the rate will revert to the initial rate of 7%.

4.	During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements and issued six Convertible Debentures totaling $164,500. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share.

5.	Our obligation to pay accrued interest on Items 1-4 in the amount of $59,895. Interest on these notes is expensed each quarter and accrued.

6.	On May 1, 2008 we entered into an agreement with Golden Eagle Mineral Holdings, Inc. ("GEMH") in which GEMH committed that if we needed additional common shares over and above our authorized limit due to a conversion by any of the above debenture holders, GEMH would return sufficient common shares to our treasury so that we could satisfy the conversion. GEMH would then receive the value of those common shares in any series of our preferred shares, with a 20% bonus in that value to compensate GEMH for its lack of liquidity while it held the preferred shares, with full voting rights pursuant to the designation of the series of preferred shares, until such time as additional common shares were authorized and those preferred shares held by GEMH were convertible into common.

7.	Our obligation for monthly lease payments of $1,507 per month for our Salt Lake City, Utah office which terminates on July 31, 2008. On August 6, 2008 we exercised our option to extend this lease for an additional 12 month period until June 31, 2009. The rent during the 2008/2009 option period is $1,563 per month. We have the option of canceling the remaining lease by paying of one month's rent. Additionally we have an obligation to make monthly lease payments of $500 per month for our Santa Cruz, Bolivia office until December 31, 2008. We were also obligated to pay $165 per month through August 14, 2008 for our Santa Cruz, Bolivia warehouse rent and to pay $165 on a month-to-month basis thereafter.

8.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2013. We paid the 2008 claim fees in February of 2008. The claim fees on our Buen Futuro and Cangalli claims for the next five years, beginning in February of 2008, are approximately $118,000 per year. All mining claim payments have been made for 2008.

9.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of June 30, 2008, we owed $25,000 in production penalties, $21,000 in management fees payable in cash and $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property.

10.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000.

11.	Our commitment to recommence production in the Tipuani Gold District with an expected cost of approximately $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$216,078	$216,078	$-	$-
Wages Payable	72,447	72,447	-	-
Other Notes Payable	123,785	123,785	-	-
Related Party Payable	70,000	70,000	-	-
Debentures Payable	413,500	249,000	164,500	-
Convertible Notes Payable	65,030	-	65,030	-
Accrued Interest	59,895	59,895	-	-
Building Leases	6,344	6,344	-	-
Mining Claim Fees	472,000	-	236,000	236,000
Production Penalties consulting fees	180,000	36,000	72,000	72,000
Buen Futuro Exploration	301,000	-	301,000	-

Total Contractual Cash Obligations	$1,980,079	$833,549	$838,530	$308,000

Costs to maintain our properties have higher priority than other current capital requirements. As a result, we have delayed payment to some of our other creditors.

We have ongoing financing requirements to allow us to construct the infrastructure necessary to continue our operations in the C Zone on our Precambrian properties, and then to later initiate operations on the A Zone Buen Futuro project as we contemplate. We no longer intend to move our Gold Bar mill and plant from Nevada to Bolivia; we will attempt to sell that asset or enter into a joint venture or toll refining arrangement.

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

Equity

Stockholders’ equity increased to $5,188,462 as of June 30, 2008 from $4,665,738 as of December 31, 2007. This $522,724 increase was primarily due to private placements of our common stock during the two quarters ending June 30, 2008.

Results of Operations

The following sets forth certain information regarding our results of operations for the three-month and six-month periods ending June 30, 2008 compared with the same periods in 2007.

(a) Three Months Ended June 30, 2008/Three Months Ended June 30, 2007

Revenues.   During the three months ended June 30, 2008 and June 30, 2007, we had revenues of $0. Our recently constructed processing plant at the C Zone on our Precambrian properties commenced commercial milling and recovery operations on June 26, 2008; however, no commercially viable gold recoveries were recorded prior to the quarter ending June 30, 2008.

Operating Loss.  Operating losses increased by $57,631 or 16% to $402,859 for the three months ended June 30, 2008, from $345,228 for the three months ended June 30, 2007.  The increased loss was primarily due to increases in our exploration and development and the timing of legal fees included in our general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs increased by $26,416 or 83% to $58,037 for the three months ended June 30, 2008, from $31,621 for the comparable 2007 period.  Exploration and development costs increased as a result of activity related to the construction of our C Zone processing plant, the first phase of which was completed during this quarter.

General & Administrative Expenses. General and administrative expense increased by $37,425 or 12% to 339,643 for the three months ended June 30, 2008, from $302,218 during the three months ended June 30, 2007.  The increase in our general administrative expense is primarily attributable to the timing of a $72,000 payment in stock for legal services during the quarter ending June 30, 2008. A portion of these services were performed during the quarters ending March 31, 2008 and June 30, 2008 and a portion of the fee is for services to be provided throughout the remainder of the year and throughout the first quarter of 2009. If this expense had been spread through the quarters in which services have or will be provided then general and administrative expenses for the quarter ended June 30, 2008 would have remained consistent with the level of expenses incurred during the corresponding 2007 period

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $6,210 to $5,180 during the three months ended June 30, 2008, from $11,390 during the same period in 2007.  This decrease was due to the previous sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended June 30, 2008 increased by $5,105 to $25,938 from $20,833 during the same 2007 period.  The increase was due to an increase in penalty interest incurred during the quarter ending June 30, 2008

Financing costs. During the three month period ended June 30, 2008, we incurred $26,733in financing costs. Of this amount, $13,502 was related to a convertible note payable to Burns, Figa & Will. As the conversion price of the note was less than the market price of the stock on the date of the note we have discounted the note by $9,021 and amortized $13,502 in financing costs during the quarter ended June 30, 2008. We incurred an additional $13,231 in financing costs during this three month period as a result of the issuance of convertible debentures as described in Item 1. Capital Expenditures and Requirements No. 4. As these debentures carried a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The accreted amount was classified as a financing cost.

Net Loss.  Net loss for the three-month period ended June 30, 2008 decreased by $3,368,381 to $403,400 from $3,771,781 during the same 2007 period.  The decrease was due to a $3,380,316 decrease in financing costs.

(b) Six Months Ended June 30, 2008/Six Months Ended June 30, 2007

Revenues.   During the six months ended June 30, 2008 and June 30, 2007, we had revenues of $0. Our recently constructed processing plant at the C Zone on our Precambrian properties commenced commercial milling and recovery operations on June 26, 2008; however, no commercially viable gold recoveries were recorded prior to the quarter ending June 30, 2008.

Operating Loss.  Operating losses decreased by $171,622 or 20% to $706,052 for the six months ended June 30, 2008, from $877,674 for the six months ended June 30, 2007.  The decreased loss was primarily due to decreases in our exploration and development and general and administrative expenses.

Exploration and Development Expenses. Exploration and development costs decreased by $72,090 or 39% to $113,915 for the six months ended June 30, 2008, from $186,005 for the comparable 2007 period.  Exploration and development costs decreased as a result of the movement from exploration on the C Zone and operation of the pilot plant to construction of the C Zone production plant for which certain costs have been capitalized. Additionally, we prepaid $125,000 to a consultant during the first quarter of 2007 for an evaluation of our feasibility report.

General & Administrative Expenses. General and administrative expense decreased by $91,899 or 14% to 581,161 for the six months ended June 30, 2008, from $673,060 during the six months ended June 30, 2007.  The decrease in our general administrative expense is primarily attributable to $100,000 in bonuses to officers that were accrued as convertible notes payable during the first quarter of 2007. During the first quarter of 2008, we paid $25,000 in bonuses by issuing to the officers an aggregate of 3,205,128 shares of our common stock as part of a contractual obligation.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $7,632 to $10,977 during the six months ended June 30, 2008, from $18,609 during the same period in 2007.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the six-month period ended June 30, 2008 increased by $32,840 to $65,146 from $32,306 during the same 2007 period.  The increase was due to the following, all of which accrued during the first quarter of 2008: (a) $10,000 in penalty interest that we paid during the quarter to retire a note for an aircraft and accrued interest; (b) $6,000 based on a recalculation of interest on a convertible debenture as a result of a default situation on the interest payable portion of the note; and (c) $18,249 in penalty interest owed to an officer as a result of a default situation on a note payable.

Financing costs. During the six month period ended June 30, 2008, we incurred $40,235 in financing costs, of which $27,003 was related to a convertible note payable to Burns, Figa & Will. As the conversion price of the note was less than the market price of the stock on the date of the note we have discounted the note by $9,021 and amortized $27,003 in financing costs during the six months ended June 30, 2008. We incurred an additional $13,231 in financing costs during this three month period as a result of the issuance of convertible debentures as described in Item 1. Capital Expenditures and Requirements no. 4. As these debentures carried a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The accreted amount was classified as a financing cost.

Net Loss.  Net loss for the six-month period ended June 30, 2008 decreased by $4,595,034 to $714,546 from $5,309,580 during the same 2007 period.  The decrease was due to a $171,622 decrease in operating expenses and a $4,361,813 decrease in financing costs.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 as we had a significant working capital deficit as of December 31 2007 and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $694,955 at June 30, 2008 and $816,944 at December 31, 2007, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $2,500,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000;

o	Exploration and development expenses of $800,000; and

o	C Zone production plant expansion of $200,000.

Our cash balance of $5,959 as June 30, 2008 is insufficient to meet these planned expenses. In order to continue to pay our expenses, we intend to raise additional cash by means of debt and equity financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

We have completed the first phase of construction of the C Zone recovery plant and began limited plant operations on June 26, 2008. We did not generate any revenue from operations during the quarter ending June 30, 2008.

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

SFAS No. 161   In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced     disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

SFAS No. 162   In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

SFAS No. 163   The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

Plan of Operations

(1)     We plan to expand the capacity of the C Zone mill and realize gold recoveries from commercial mining operations at the C Zone during the third quarter of 2008. During 2007, we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 5 kilometers (3.1 miles) from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralization in the zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill approximately 700 meters (2,300 feet) to the southwest of our pilot plant to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall for this referred to by meteorologists as 100 year rains. These rains have severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete. Once we have a period of dry weather we intend to finalize construction on the mill and begin production starting at approximately 400 tpd and increasing to 2,000 tpd. We intend to use a contract mining company to mine and deliver the ore from our C Zone mine directly to our mill. The contract miner estimates that it can mine and deliver ore at a cost of $2.00 per tonne once we have reached 2,000 tpd. The use of a contract miner will eliminate the capital costs required to purchase mining equipment. We commenced recovery plant operations on June 26, 2008.

During 2007, we completed construction of our mine camp situated between our A Zone development and the C Zone mine and mill. The mine camp includes dormitories, a dining hall, sanitation facilities, administration buildings and warehouses and serves as camp for the construction and operation of the C Zone mill and the exploration and development of our A Zone project.

(2)     We intend to further develop the potential of the A Zone of our Buen Futuro gold and copper project in eastern Bolivia during 2008. We are pursuing this development by obtaining third party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm, Washington Group International, Inc. In February 2007 we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. During this period we will also begin securing final environmental permitting and any additional surface land acquisitions that may be required. Additional feasibility work is dependent on our ability to raise sufficient funds to pay our consultants and contractors.

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

All of the foregoing, and related plans stated below, are contingent upon receiving an estimated $11.5 million of financing. We may, however, continue with some of these plans as funds are available which are detailed as follows:

To accomplish our strategy we intend to:

1.	Obtain estimated financing of $200,000 for the expansion of our C Zone gold project to increase our capacity to 2,000 tpd. We also intend to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. We are now in the process of installing our C Zone mill on its new mill site. We intend to incrementally expand the mill's capacity through five hundred cubic meters (approximately 1,000 tonnes) per day, up to an eventual goal of 2,000 tpd. Carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We announced in the first quarter of 2008 that the evaluation from this consulting firm was favorable and that the consulting engineers recommended moving to a second stage of feasibility work. We anticipate that this additional work may cost between $600,000 and $1 million. . Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering.

2.	Determine the type and size of gold and copper processing plant to be constructed if and when the third party due diligence and evaluation study indicates that large-scale gold and copper mining and processing operations should be commenced on our Buen Futuro A Zone. We estimate approximate costs of construction, at a minimum, of $10,000,000. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project.

3.	Determine if we will sell the Gold Bar mill and plant and use the proceeds for exploration and construction of a new mill and plant on the A Zone, perform contract milling and processing at the current Gold Bar site in Nevada, enter into a joint venture for processing ore at the Gold Bar site or merge with another mining company for the purpose of processing ore at the Gold Bar site. Cost estimations for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed by an international engineering firm.

4.	Determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million.

5.	Maintain our mining claims on the remainder of the Buen Futuro 2,500-acre site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

6.	Continue our discussions with government officials in Bolivia's new administration, and others, relative to the issues impeding the development of our Cangalli gold mine and Cangalli and Tipuani Valley mining claims. We intend to maintain our Cangalli and Tipuani Valley claims, but cannot guarantee that they will ever be developed or that operations will recommence there.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first six months of 2008. We have, however, seen a significant increase in the cost of diesel fuel in Bolivia which will impact our operations as we ramp up mining and recovery operations. We have been informed by our contract miner that they intend to increase costs above that which was originally quoted to recover the increased cost of fuel. We are currently evaluating the impact of these fuel cost increases on our projected income.

Off balance sheet arrangements

None.

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of June 30, 2008, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

1.     We are not aware of any legal action pending or threatened against us.

Item 2. Unregistered sales of equity securities and use of proceeds.

Sales or issuances of our securities that occurred during the period ending June 30, 2008 were previously reported in (Form 8-k, Form, 10-KA and 10-Q), which were filed with the Securities and Exchange Commission on February 1, 2008, April 25, 2008 and May 20, 2008. Following the filing of these reports with the Securities and Exchange Commission, we sold or issued the following securities:

a. Common Stock

On June 2, 2008, we sold 8,333,333 shares of our common stock to Steven B. Martin, at $0.003 per share or an aggregate of $25,000.

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. We placed restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

b. Convertible Debentures

During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements and issued six Convertible Debentures totaling $164,500. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. We entered into the following Convertible Debentures during the quarter ending June 30, 2008.

On May 1, 2008 we entered into an agreement with Golden Eagle Mineral Holdings, Inc. ("GEMH") in which GEMH committed that if we needed additional common shares over and above our authorized limit due to a conversion by any of the above debenture holders, GEMH would return sufficient common shares to our treasury so that we could satisfy the conversion. GEMH would then receive the value of those common shares in any series of our preferred shares, with a 20% bonus in that value to compensate GEMH for its lack of liquidity while it held the preferred shares, with full voting rights pursuant to the designation of the series of preferred shares, until such time as additional common shares were authorized and those preferred shares held by GEMH were convertible into common.

On May 21, 2008, we entered into a convertible debenture agreement with Sandra Dosdall in the amount of $25,000 maturing on May 16, 2010.

On May 21, 2008, we entered into a convertible debenture agreement with Robert Chramosta in the amount of $50,000 maturing on May 22, 2010.

On May 23, 2008, we entered into a convertible debenture agreement with The Alfred O. Brehmer Trust FBO Linda Kaufman in the amount of $25,000 maturing on May 16, 2010.

On May 27, 2008, we entered into a convertible debenture agreement with The Shirley Company in the amount of $18,750 maturing on May 23, 2010.

On May 27, 2008, we entered into a convertible debenture agreement with Harold Gordon in the amount of $18,750 maturing on May 23, 2010.

On May 27, 2008, we entered into a convertible debenture agreement with Nestor Dimas Perez in the amount of $27,000 maturing on May 23, 2010.

Subsequent event

After the quarter ending June 30, 2008, we entered into the following convertible debenture agreements under the same terms listed above in Item 2 (b).

On July 3, 2008, we entered into a convertible debenture agreement with Andrew P. Geiss in the amount of $25,000 maturing on June 30, 2010.

On July 7, 2008, we entered into a convertible debenture agreement with The John R. Saunders Trust in the amount of $50,000 maturing on July 7, 2010.

On July 18, 2008, we entered into a convertible debenture agreement with Robert J. Richmeier in the amount of $4,000 maturing on July 18, 2010.

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case, as indicated above regarding a resident of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that one of the purchasers was a non-resident of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information:

Appointment of chief operating officer

On April 18, 2008, our board of directors appointed Blane W. Wilson as our Chief Operating Officer. Mr. Wilson’s immediate focus will be on the development of various potential business opportunities for our Gold Bar CIP gold mill located 25 miles northwest of Eureka, Nevada. However, his responsibilities will also include the oversight of the current construction on the C Zone gold mill located on our Precambrian properties in eastern Bolivia, as well as the ongoing in-fill drilling program and feasibility work being carried out on our A Zone Buen Futuro gold and copper project. Mr. Wilson has 24 years of experience managing milling and processing operations in the mining industry. He previously was Corporate Operations Manager for the Queenstake Resources USA’s Jerritt Canyon gold mine, which is located north of Elko, Nevada. Mr. Wilson has been at the Jerritt Canyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981, the Jerritt Canyon mine has produced more than 8 million troy ounces of gold. At the Jerritt Canyon mine, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel. He has also served on our Technical Advisory Board since February of 2008 and has advised us in the past on various potential projects involving the Gold Bar mill.

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

GOLDEN EAGLE INTERNATIONAL, INC.

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer August 14, 2008

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2008 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer August 14, 2008

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2008 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer August 14, 2008

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2008 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2008 /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc. Condensed Consolidated Balance Sheets	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 5,959	$ 2,742
Prepaid expenses	90,291	94,049

Total current assets	96,250	96,791

PROPERTY AND EQUIPMENT
Mining equipment and property	695,765	595,190
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	574,613	336,260
Mineral properties	1,407,574	1,356,948
Office equipment	125,093	110,710
Vehicles	129,144	110,018

Property and equipment	6,912,189	6,489,126
Less accumulated depreciation and impairment	(918,820)	(836,438)

Total property and equipment	5,993,370	5,652,688

Total Assets	$ 6,089,618	$ 5,749,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 216,078	$ 193,558
Deferred wages	72,447	54,529
Other notes payable	123,785	214,111
Related party payable	70,000	92,350
Covertible debenture	249,000	249,000
Accrued interest payable	59,895	110,187

Total current liabilities	791,205	913,735

Convertible notes payable - net	56,009	109,006
Debentures	18,943	-

Total long term liabilities	74,952	109,006

Common Stock payable	35,000	61,000
Commitments and contingencies	-	-

Total Liabilities	901,157	1,083,741

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
113,334 and 345,961 issued and outstanding respectively	1,133	3,460
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
1,904,086,259 and 1,602,510,490 issued and outstanding shares, respectively	190,408	160,251
Additional paid-in capital	60,468,441	59,259,002
Accumulated (deficit)	(55,471,521)	(54,756,975)

Total stockholders' equity	5,188,462	4,665,738

Total Liabilities and Stockholders Equity	$ 6,089,618	$ 5,749,479
The footnotes are an integral part of these financial statements F-1

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,	June 30,	Six Months Ended June 30,	June 30,
	2008	2007	2008	2007

REVENUES	$-	-	$-	-
OPERATING EXPENSES
Exploration & development	58,037	31,621	113,915	186,005
General and administration	339,643	302,218	581,161	673,060
Depreciation and depletion	5,180	11,390	10,977	18,609

Total operating expenses	402,859	345,228	706,052	877,674

OPERATING (LOSS)	(402,859)	(345,228)	(706,052)	(877,674)

OTHER INCOME (EXPENSE)
Interest expense	(25,938)	(20,833)	(65,146)	(32,306)
Financing costs	(26,733)	(3,407,049)	(40,235)	(4,402,048)
Gain on sale of assets	12,000	-	12,000	-
Other, net	40,130	1,330	84,887	2,448

Total other income (expense)	(542)	(3,426,553)	(8,495)	(4,431,906)

Loss before income taxes	(403,400)	(3,771,781)	(714,546)	(5,309,580)
Income Taxes	-	-	-	-

NET (LOSS)	$(403,400)	$(3,771,781)	$(714,546)	$(5,309,580)

Basic and diluted (loss) per share	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average shares outstanding-basic and diluted	1,883,671,472	789,999,990	1,793,222,142	789,999,990

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)

	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(714,546)	$(5,309,580)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	213,698	12,103
Stock payable for services	-	79,000
Stock issued for financing fees	10,000	-
Stock issued for exploration and development	36,000	-
Stock issued for interest	85,494	1,392
Stock issued for payables	81,603	-
Depreciation	59,967	18,609
Accretion of note discount	40,235	-
(Gain) loss on disposition of assets	(12,000)	(1,424)
Financing costs - preferred stock	-	4,402,048
Changes in operating assets and liabilities
Decrease (increase) in prepaid expense and other costs	3,758	(9,590)
Increase (decrease) in deferred wages	(17,918)	-
Increase (decrease) in accounts payable	22,520	(166,255)
Increase (decrease) in accrued interest	(50,292)	13,721

Net cash flows (used by) operating activities	(205,645)	(959,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(423,063)	(143,689)

Net cash flows provided by (used) in investing activities	(423,063)	(143,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	13,000	50,245
Repayments to related parties	(35,350)	(67,145)
Proceeds from other notes payable	339,650	1,045,270
Repayments of other notes payable	-	(25,000)
Proceeds from debentures and convertible notes	164,500	145,030
Preferred stock sold	-	488,301
Common stock sold	150,125	-

Net cash flows provided by financing activities	631,925	1,636,701

NET INCREASE (DECREASE) IN CASH	3,217	533,036
CASH - BEGINNING OF PERIOD	2,742	1,427

CASH - END OF PERIOD	$ 5,959	$ 534,463

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred stock issued for debt (see note E)
Cash paid for

Interest	$ 13,262	$ 16,193
Income taxes	-	-

The footnotes are an integral part of these financial statements F-3

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

Going Concern Considerations
The 2007 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of June 30, 2008 and have incurred substantial losses since our inception. During the six months ending June 30, 2008 we had no production having suspended operations at the Cangalli mine. On June 26, 2008 we commenced processing ore through our gold processing plant on our C Zone property in eastern Bolivia’s Precambrian Shield. Our current plan is to increase production through our C Zone mine and plant. During 2007, we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia, which are located approximately 5 kilometers (3.1 miles) from the A Zone of our Buen Futuro project. Additionally, we built and operated a pilot plant on the C Zone, which we have used to refine the metallurgical process on the mineralization in the zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill approximately 700 meters (2,300 feet) to the southwest of our pilot plant to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall for this referred to by meteorologists as 100 year rains. These rains severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete. During the quarter ending June 30, 2008 we finalized construction of the initial phase of the plant and on June 26, we commenced operations at the C Zone. We will initially process ore at 200 tpd (tonnes per day) , and increasing to 2,000 tpd. We intend to use a contract mining company to deliver the ore from our C Zone mine directly to our mill. The contract miner estimates that it can mine and deliver ore at a cost of $2.00 per tonne once we have reached 2,000 tpd. The use of a contract miner will eliminate the capital costs required to purchase mining equipment.

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

Reclassifications
Certain amounts for the three months ended June 30, 2007 have been reclassified to conform to the June 30, 2008 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from (a) 28,333,500 from the conversion of preferred stock to common stock; (b) 10,000,000 shares reserved for the conversion of a debenture payable; (c) 9,563,164 shares reserved for the conversion of our convertible notes payable; (d) 49,361,852 for the conversion of new long term debentures and (e) 4,633,699 reserved for contractual agreements. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation

For the six months ended June 30,	2008	2007

Net Loss	(714,546)	($ 5,309,580)
Weighted average shares outstanding - basic	1,793,222,142	789,999,990
Basic (loss) per share	(.00)	(.00)

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Six months ended June 30
	2008	2007
Issuance of Series B preferred stock to employees	$ -	$ 12,103
Issuance of Series B Preferred stock for the conversion of debt	936,960
Issuance of common stock for the conversion of debt, payables and interest(1)	678,658	-
Conversion of preferred stock to common stock (2)	232,628	-
Issuance of common stock to employees	141,698	-
Issuance of common stock for exploration and development	36,000	-
Total	$1,088,984	$ 949,063

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

On February 15, 2008, we issued 3,750,000 shares of our common stock and on May 5, 2008, we issued an additional 3,750,000 shares of our common stock to Burns, Figa & Will at $0.004 per share for an aggregate of $30,000 and 7,500,000 shares. The shares were issued for a convertible note payable to Burns, Figa & Will dated January 16, 2007 for legal services provided to the company which were past due.

On April 11, 2008, we issued 77,345,203 shares of our restricted common stock to Edmundo Aruaz in exchange for $262,974 in debt at a price of $.0034 per share

Between January 1, 2008, and June 30, 2008, nine of our Series B Convertible Preferred shareholders had converted an additional 232,628 Series B Preferred shares into 58,157,000 restricted common shares.

Cash paid for interest for the six months ended June 30, 2008 and 2007 was $13,262 and $16,193 respectively.

Note E – Notes Payable

1.	We have notes payable, including:

a.	Various notes totaling $123,785 payable to a Bolivian resident. These notes carry an interest rate of 8% and mature on December 31, 2008. On April 11, 2008 a total of $262,974 in debt owed to this individual was converted into 77,345,203 shares of common stock at a price of $.0034 per share.

b.	A note in the amount of $70,000 payable to an officer of the company. The note was due on January 31, 2008 and is currently in default. This note is secured by the Gold Bar Mill and plant located outside of Eureka, Nevada. This note carried an initial interest rate of 10% and a default rate of 5% per month.

c.	A Convertible Note Payable to the law firm of Burns, Figa & Will in the amount of $15,030. This note is for legal services provided to us during 2004 and 2005, which we have been unable to pay. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. The note carried an original face amount of $45,030. On February 15, 2008, Burns, Figa & Will converted $15,000 of this note into 3,750,000 shares of common stock per the terms of the agreement. On May5, 2008, an additional $15,000 was converted into 3,750,000 shares.

d.	On April 11, 2007, we entered into a convertible note payable with one of our officers with an effective date of February 6, 2007, which is the date we had verbally entered into commitments with this officer. The notes covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, carries a term of 2 years, and is convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use convertible promissory notes to meet these retention bonus commitments because we did not have common stock available and any grant of our Series B shares to this officer would have granted them a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics.

2.	We have outstanding a debenture payable to a shareholder in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.'s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have advised the estate's administrator that we have elected to extend the maturity date of this note to May 2, 2009. We are currently owe $12,196 in accrued interest as of June 30, 2008. On April 28, 2008 we entered into an agreement with the trustee of the estate to pay one half of the amount past due and pay and make additional $2,000 per month payments until the past due accrued interest balance is paid in full. As we are currently in default on the note the interest rate has increased to a default rate of 10% until if and when we have become current on our interest payments, the rate will revert to the initial rate of 7%.

3.	We have accrued common stock payable in the amount of $35,000 to satisfy contractual obligations.

4.	During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements totaling $164,500. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture agreement. Each debenture and its accrued interest is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture or 50% or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture whichever is less provided that the minimum conversion price is not less than $.002 per share. We incurred $13,231 in financing costs during the three month period ending June 30, 2008, as a result of the issuance of these convertible debentures. As these debentures carried a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures of $145,557 and accreted over the term of the debenture, which in this case is 24 months. The accreted amount was classified as a financing cost.

5.	We have an obligation to pay accrued interest on notes payable 1-4 described above, in the amount of $59,895. Interest on these notes is expensed each quarter and accrued

Note F – Beneficial Conversion Feature of Debentures and Convertible Notes Payable

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. The conversion price of the outstanding debenture was in excess of the market price on the date the debenture was entered into and as such, we believe no beneficial conversion feature applies to this debenture. We did, however, calculate a beneficial feature on our Series B Convertible Preferred stock which we issued in 2007 and 2006. The beneficial conversion was treated as a financing cost with the offsetting entry classified as a derivative liability. During 2007 we issued two convertible notes payable to two of our officers in the amount of $50,000 each which are convertible into our common shares. On February 5, 2008 the convertible note payable to Harlan (Mac) Delozier and its accrued interest was converted into 5,997,564 common shares and the As the conversion rate was the same as market price on the date of the note the beneficial conversion feature did not exist. We also issued a convertible note payable in the amount of $45,030 to Burns, Figa & Will P.C. for past due legal services which is convertible into our common stock. As the conversion price of $.004 per share on the date of the note was less than the $.009 market price the beneficial conversion feature applied to this note. On February 15, 2008 we converted $15,000 of note principal into 3,750,000 shares of our common stock and on May 5, 2008 we converted an additional $15,000 into 3,750,000 shares of our common stock for an aggregate of $30,000 and 7,500,000 shares. The current amount of this note is $15,030. Due to the rules of beneficial conversion, we have discounted this note by $9,021 and we have accreted $27,003 in financing costs leaving a balance sheet balance of $6,009.

During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements totaling $164,500. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture agreement. Each debenture and its accrued interest is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture or 50% or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture whichever is less provided that the minimum conversion price is not less than $.002 per share. We incurred $13,231 in financing costs during the three month period ending June 30, 2008, as a result of the issuance of these convertible debentures. As these debentures carried a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures of $145,557 and accreted over the term of the debenture, which in this case is 24 months. The accreted amount was classified as a financing cost.

The following table demonstrates the accounting for the outstanding convertible notes payable and long term debentures.

        Convertible notes payable and debentures

Payable to	Note face amount	Discount beneficial conversion	Accreted financing cost	Net amount of note

Burns, Figa & Will P.C.	$ 15,030	$ 9,021	$27,003	$ 6,009
Tracy A. Madsen	50,000	-	-	50,000
Convertible Debentures	164,500	145,557	13,232	18,943

Total	$229,530	$ 154578	$40,235	$74,952

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K or 8K)

a.     Common Stock

On June 2, 2008, we sold 8,333,333 shares of our common stock to Steven B. Martin, at $0.003 per share or an aggregate of $25,000.

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

b.     Convertible Debentures

During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements totaling $164,500. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture agreement. Each debenture and its accrued interest is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture or 50% or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture whichever is less provided that the minimum conversion price is not less than $.002 per share. We entered into the following Convertible Debentures during the quarter ending June 30, 2008.

On May 1, 2008, we entered into an agreement with Golden Eagle Mineral Holdings, Inc. ("GEMH") in which GEMH committed that if we needed additional common shares over and above our authorized limit due to a conversion by any of the above debenture holders, GEMH would return sufficient common shares to our treasury so that we could satisfy the conversion. GEMH would then receive the value of those common shares in any series of our preferred shares, with a 20% bonus in that value to compensate GEMH for its lack of liquidity while it held the preferred shares, with full voting rights pursuant to the designation of the series of preferred shares, until such time as additional common shares were authorized and those preferred shares held by GEMH were convertible into common.

On May 15, 2008, we entered into a convertible debenture agreement with Sandra Dosdall in the amount of $25,000 maturing on May 16, 2010.

On May 21, 2008, we entered into a convertible debenture agreement with Robert Chramosta in the amount of $50,000 maturing on May 22, 2010.

On May 23, 2008, we entered into a convertible debenture agreement with The Alfred O. Brehmer Trust FBO Linda Kaufamn in the amount of $25,000 maturing on May 16, 2010.

On May 27, 2008, we entered into a convertible debenture agreement with The Shirley Company in the amount of $18,750 maturing on May 23, 2010.

On May 27, 2008, we entered into a convertible debenture agreement with Harold Gordon in the amount of $18,750 maturing on May 23, 2010.

On May 27, 2008, we entered into a convertible debenture agreement with Nestor Dimas Perez in the amount of $27,000 maturing on May 23, 2010.

Note H– Subsequent events

After the quarter ending June 30, 2008, we entered into the following convertible debenture agreements under the same terms listed above in Item 2 (b).

On July 3, 2008, we entered into a convertible debenture agreement with Andrew P. Geiss in the amount of $25,000 maturing on June 30, 2010.

On July 7, 2008, we entered into a convertible debenture agreement with The John R. Saunders Trust in the amount of $50,000 maturing on July 7, 2010.

On July 18,, 2008, we entered into a convertible debenture agreement with Robert J. Richmeier in the amount of $4,000 maturing on July 18, 2010.

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case, as indicated above regarding a resident of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that one of the purchasers was a non-resident of the United States. We will place restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Back to Table of Contents