Form 10-Q
period 2008-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2008-11-19
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2008

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

|_| Yes |X| No

At November 19, 2008, there were 1,959,903,863 shares of common stock outstanding and 113,334 shares of Series B Preferred Stock outstanding.

TABLE OF CONTENTS

Part 1- FINANCIAL INFORMATION
Page
Item 1. Financial Statements	F(1-9)
Exhibits:
a. Financial Statements
Balance Sheets	F-1
Statement of Operations	F-2
Statement of Cash Flows	F-3
Notes to Financial Statements	F(4-12)
Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations	3
Item 3. Controls and Procedures	13

Part II- OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits
a. Exhibits requied by Item 601 of Regulation SK
Certifications 31.1&31.2	17-18
Certifications 32.1 &32.2	19
Signatures	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended September 30, 2008 are attached hereto and incorporated by reference herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Golden Eagle International, Inc. is referred to herein as “we”, “our” or “us”.

Forward-looking statements and risks

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases “believe,” “expect,” “may,” “anticipates,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including:

(a)	gold and copper commodity price volatility, which may negatively affect our potential revenues;

(b)	petroleum-related product price volatility, including chemicals and solvents, which may increase our exploration/ development/mining/milling costs;

(c)	possible environmental risks, which may increase our costs and/or cause operational disruptions;

(d)	possible inability to obtain debt or equity financing, which may negatively affect our exploration activities and/or production capacity of our C Zone processing plant;

(e)	dependency upon third parties for our operations;

(g)	our international operations are subject to risks of political instability, civil unrest and insurrection, which may cause disruptions or termination of our operations, including risks associated with nationalization of the Bolivian oil and gas fields on May 1, 2006 and the Bolivian telephone company and four energy-related companies on May 1, 2008, which may lead to further destabilization in Bolivia;

(h)	possible economic and political changes in Bolivia, including:

o	Increases in, and the non-deductibility from the calculation of net income of, the complementary mining tax (the Bolivia minerals severance tax), the new additional net income tax, the value added tax, the transaction tax and the business income tax on net earnings, as well as the patent fees (claims fees) per hectare claimed for staking and maintaining mining claims.

o	The impact of the new, proposed Bolivian Constitution, the current draft of which was approved by the Bolivian Congress on October 21, 2008 for a national referendum vote on January 25, 2009.

o	The Departmental Autonomy Referendum held in the Santa Cruz Department of Bolivia on May 4, 2008 in which 86% of the voters approved certain departmental constitutional provisions making the Santa Cruz Department (state) more independent from the Bolivian central or federal government in La Paz, as well as four other departmental referenda that later occurred that have all resulted in majority votes for departmental autonomy.

o	General social and civil unrest, disturbances, blockades, protests and other activities historically associated with Bolivian politics.

o	The scarcity of diesel fuel, which is required by us for our mining and milling operations.

Overview

We are engaged in minerals industry related operations in Bolivia and in the state of Nevada in the U.S., from which we seek to generate revenues, income and cash flows from the sale of gold and copper. We have generated no revenues since approximately November 2004, with the exception of income generated through contract maintenance work at the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada during September 2008, and subsequently. Since inception, our operations have been severely impacted from a lack of working capital and financing and further impacted from cost and time delays due to the remote location of our Bolivian properties and our Bolivian operations being more than 4,000 miles from our corporate offices.

From our inception, we have been unprofitable. Additionally, we received revenues of approximately $3,109,000 during the years 2002 through 2004, and no revenues since the second quarter of 2004, except those indicated above that we received from contract maintenance work at the Jerritt Canyon mill in Nevada. We have financed our operations through debt and equity placements to accredited investors. These private placements have allowed us to finance production at our Cangalli claims from our fourth quarter of 2002 through our second quarter of 2004, to acquire and maintain our other prospects, and to meet our administrative obligations. Because of our working capital shortages and lack of cash flow from operations, we have at times encountered difficulties in meeting our obligations to pay our bills on a timely basis.

Any future financing will be used to: (a) maintain the infrastructure at our C Zone operations in eastern Bolivia; (b) continue exploration and feasibility studies on our A Zone claims in eastern Bolivia; (c) support our contract maintenance work at the Jerritt Canyon gold mill in central Nevada; and (d) to maintain our corporate obligations. Our current working capital deficit will likely require that we defer some of our obligations until we are more adequately financed.

Assets

As of September 30, 2008, we had total net assets of $6,273,316 compared to total assets of $5,749,479 as of December 31, 2007 representing a $523,837 or a 9% increase in our net assets. These assets include current assets, such as cash, prepaid expenses and accounts receivable. Our current assets increased to $124,628 as of September 30, 2008 from $96,791 as of December 31, 2007.

Fixed Assets
	September 30, 2008	December 31, 2007

Mining equipment	$ 716,643	$ 595,190
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	721,847	336,260
Mineral properties	1,412,433	1,356,948
Office equipment	133,744	110,710
Vehicles	136,377	110,018
Accumulated depreciation and depletion, impairment	(952,355)	(836,438)

Fixed assets net	$ 6,148,688	$ 5,652,688

Capital Expenditures and Requirements

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.     Our accounts payable and accrued expenses of $273,664, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. The increase in accounts payable is primarily related to wages for our employees located at the Jerritt Canyon mill site in central Nevada for the month of September 2008. These September 2008 wages were paid in October 2008. Additionally we had deferred wages of $148,942 payable to our other employees as of September 30, 2008.

2.     We have notes payable, including:

a.	A note totaling $172,975 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2008.

b.	A note totaling $39,945 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2009.

c.	A note in the amount of $70,000 payable to a company owned and controlled by one of our officers. The note was due on January 31, 2008 and is currently in default. This note is secured by the Gold Bar Mill located outside of Eureka, Nevada. As of September 30, 2008, $108 in accrued interest and penalties was payable on this note.

d.	A note payable to an officer who resides in Bolivia and oversees our operations there in the amount of $16,200 payable upon demand.

e.	A Convertible Note Payable to the law firm of Burns, Figa & Will for legal services rendered to us in 2004 and 2005, which carried an original face amount of $45,030. We currently owe $30 on that note. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. On February 15, 2008, May 5, 2008, and September 22, 2008, Burns, Figa & Will converted $15,000 of this note into 3,750,000 shares of common stock on each of those dates for an aggregate conversion of 11,250,000 shares.

f.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of September 30, 2008 this note, as well as $6,561 in accrued interest, was outstanding.

3.     A debenture payable to a shareholder, Aloha Holdings, Inc., in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.'s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have elected to extend the maturity date of this note to May 2, 2009. We are currently in default on this note and as of September 30, 2008 we owe $8,103 in accrued interest.

4.     As of September 30, 2008, we have we have 10 Convertible Debentures outstanding totaling $251,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. During the three-month period ending June 30, 2008 we entered into six Debenture Agreements totaling $164,500. During the three-month period ending September 30, 2008 we entered into an additional nine Debenture Agreements totaling $199,000. On September 19, 2008, five Convertible Debenture holders converted $112,500 in debenture principal plus $2,943 in accrued interest into 50,192,604 shares of our restricted common stock at $.0023 per share. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $251,000. On the balance sheet they have been discounted by $208,380 to $42,620. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. For the three month period ended September 30, 2008, $136,334 has been accreted to financing costs.

5.     Our obligation to pay accrued interest on Items 1-4 in the amount of $39,961. Interest on these notes is expensed each quarter and accrued.

6.     On May 1, 2008, we entered into an agreement with Golden Eagle Mineral Holdings, Inc. ("GEMH") whereby GEMH agreed that if we needed additional common shares over and above our authorized limit due to a conversion by any of the above debenture holders, GEMH would return sufficient common shares to our treasury so that we could satisfy the conversion. In such event, GEMH would then receive the value of those common shares in any series of our preferred shares with full voting rights pursuant to the designation of the series of preferred shares, until such time as additional common shares were authorized and those preferred shares held by GEMH were convertible into common. As of September 30, 2008 we have not requested the return of any common shares under this agreement.

7.     Our obligation for monthly lease payments of $1,563 per month for our Salt Lake City, Utah office, which terminates on July 31, 2009. We have the option of canceling the remaining lease by paying of one additional month's rent. Additionally, we have an obligation to make monthly lease payments of $500 per month for our Santa Cruz, Bolivia office until December 31, 2008. We were also obligated to pay $165 per month for our Santa Cruz, Bolivia warehouse rent on a month-to-month basis.

8.     Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2013. We paid the 2008 claim fees in February of 2008. The claim fees on our Buen Futuro and Cangalli claims for the next five years, beginning in February of 2008, are approximately $118,000 per year. The claim fee for 2009 will be due in February of 2009.

9.     Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of June 30, 2008, we owed $33,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property.

10.     Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000.

11.     Our commitment to recommence production in the Tipuani Gold District with an expected approximate cost of $500,000. We are under no contractual obligation to resume mining at Cangalli or in the Tipuani Valley.

The following chart summarizes our contractual capital commitments as discussed above:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts Payable & Accrued Expenses	$ 273,664	$ 273,664	$ -	$ -
Wages Payable	148,942	148,942	-	-
Other Notes Payable	212,920	212,920	-	-
Related Party Payable	86,200	86,200	-	-
Debentures Payable (face amount)	500,000	249,000	251,000	-
Convertible Notes Payable	50,030	50,030	-
Accrued Interest	39,961	39,961	-	-
Building Leases	4,626	4,626	-	-
Mining Claim Fees	590,000	118,000	236,000	236,000
Production Penalties consulting fees	180,000	36,000	72,000	72,000
Buen Futuro Exploration	301,000	-	301,000	-

Total Contractual Cash Obligations	$2,387,343	$1,219,343	$860,000	$308,000

Costs to maintain our properties have higher priority than other current capital requirements. As a result, we have delayed payment to some of our other creditors.

We have ongoing financing requirements pertaining to constructing the infrastructure necessary to continue our operations in the C Zone on our Precambrian properties, and then to later initiate operations on the A Zone Buen Futuro project. We no longer intend to move our Gold Bar mill and plant from Nevada to Bolivia; we will attempt to sell that asset or enter into a joint venture or toll refining arrangement regarding its operation.

Should we be unable to obtain the necessary funding from the sale of the Gold Bar Mill or from accredited investors, industry participants, or other sources, we will be forced to negotiate extensions in certain of our obligations or take other actions to protect our interest in our properties. Historically, we have financed our capital requirements through short-term loans from affiliates and non-affiliates, as well as from private placement of our securities to accredited investors. There is no assurance that we will be successful in financing our operations. Ultimately, our ability to finance our operations will be dependent on our ability to generate positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets. We cannot offer any assurances that we will be able to obtain the financing that we require to continue our planned operations.

Equity

Stockholders’ equity increased to $5,134,978 as of September 30, 2008 from $4,665,738 as of December 31, 2007 representing a $469,240, or a 10% increase in stockholders’ equity. This stockholders’ equity increase was primarily due to private placements of our common stock, conversion of debentures for common stock, and the conversion of notes payable to common stock during the three quarters ending September 30, 2008.

Results of Operations

The following sets forth certain information regarding our results of operations for the three-month and nine-month periods ending September 30, 2008 compared with the same periods in 2007.

(a) Three Months Ended September 30, 2008/Three Months Ended September 30, 2007

Revenues.   During the three months ended September 30, 2008 we generated revenues of $55,518 compared to $0 in revenue during the same 2007 period representing a $55,518 or 100% increase in revenues. Revenues generated during the three-month period ending September 30, 2008 were from our contract with Queenstake Resources USA, Inc. (“Queenstake”) for maintenance operations at the Jerritt Canyon gold mill in central Nevada. During the month of September 2008, we had approximately 12 employees working on-site at the Jerritt Canyon mill performing maintenance duties for which we invoiced Queenstake $55,518. We also began mining and processing ore at our recently constructed processing plant at the C Zone on our Precambrian properties. No sales of gold however were recorded during the three-month period ending September 30, 2008.

Operating Loss.  Operating losses decreased by $43,413 or 14% to $256,021 for the three months ended September 30, 2008, from $299,434 for the three months ended September 30, 2007.  The decreased loss was primarily due to revenues from our Jerritt Canyon mill operations and a decrease in general and administrative expenses.

Production Costs. During the three-month period ending September 30, 2008 we had production costs of $51,405 related to employee expenses at our Jerritt Canyon mill operations. During September 2008 we had approximately 12 employees on site performing maintenance duties in accordance with our contract with Queenstake. During the corresponding 2007 period we recorded no production costs.

Exploration and Development Expenses. Exploration and development costs increased by $1,131, or 3%, to $36,806 for the three months ended September 30, 2008, from $35,675 for the comparable 2007 period.  Exploration and development costs increased as a result of activity related to the construction of our C Zone processing mill.

General & Administrative Expenses. General and administrative expenses decreased by $35,024, or 14%, to 218,065 for the three months ended September 30, 2008, from $253,089 during the three months ended September 30, 2007.  The decrease in our general administrative expense is primarily attributable to the reduction in payroll costs as a result of a decrease in the number of administrative employees.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $5,408 to $5,262 during the three months ended September 30, 2008, from $10,670 during the same period in 2007.  This decrease was due to the previous sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the three-month period ended September 30, 2008 increased by $9,301 to $20,684, from $11,383 during the same 2007 period.  The increase was due to an increase in penalty interest incurred and additional interest on debentures during the quarter ending September 30, 2008

Financing costs. During the three-month period ended September 30, 2008, we incurred $136,334 in financing costs, from $249,141 for the same 2007 period, representing a decrease of $112,807 or 45%. Of the 2008 $136,334 amount, $9,021 was related to a convertible note payable. As the conversion price of the note was less than the market price of the stock on the date of the note, we have discounted the note and amortized $9,021 in financing costs during the quarter ended September 30, 2008. We incurred an additional $127,313 in financing costs during this three-month period as a result of the issuance and conversion of convertible debentures as described in Item 1. Capital Expenditures and Requirements No. 4. As these debentures carried a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. Additionally, $112,500 in convertible debentures was converted to common stock during the period which caused us to fully accrete the remaining discount. The accreted amount was classified as a financing cost.

Net Loss.  Net loss for the three-month period ended September 30, 2008 decreased by $173,062or 31% to $381,562 from $554,624 during the same 2007 period.  The decrease was primarily due to a $35,024 decrease in general and administrative expenses and an $112,807 in financing costs.

(b) Nine Months Ended September 30, 2008/Nine Months Ended September 30, 2007

Revenues.   During the nine months ended September 30, 2008 we generated revenues of $55,518 compared to the corresponding 2007 period during which we had no revenues. . Revenues generated during the nine-month period ending September 30, 2008 were from our contract with Queenstake discussed previously. During the month of September 2008 we had approximately 12 employees working on site at the Jerritt Canyon gold mill performing maintenance duties for which we invoiced Queenstake $55,518. We also began mining and processing ore at our recently constructed processing plant at the C Zone on our Precambrian properties. No sales of gold, however, were recorded during the nine-month period ending September 30, 2008.

Operating Loss.  Operating losses decreased by $215,033 or 18% to $962,074 for the nine months ended September 30, 2008, from $1,177,107 for the nine months ended September 30, 2007.  The decreased loss was primarily due to decreases in our exploration and development and general and administrative expenses and from revenues generated from our Jerritt Canyon mill operations.

Production Costs. During the nine-month period ending September 30, 2008 we had production costs of $51,405 related to employee expenses at our Jerritt Canyon mill operations. During September we had approximately 12 employees on site performing maintenance duties in accordance with our contract with Queenstake. During the corresponding 2007 period we recorded no production costs.

Exploration and Development Expenses. Exploration and development costs decreased by $70,958 or 32% to $150,721 for the nine months ended September 30, 2008, from $221,679 for the comparable 2007 period.  Exploration and development costs decreased as a result of the movement from exploration on the C Zone and operation of the pilot plant to construction of the C Zone production mill for which certain costs have been capitalized. Additionally, we paid $125,000 to a consultant during the first quarter of 2007 for an evaluation of our A Zone Buen Futuro feasibility report.

General & Administrative Expenses. General and administrative expenses decreased by $126,923, or 14%, to $799,226 for the nine months ended September 30, 2008, from $926,149 during the nine months ended September 30, 2007.  The decrease in our general administrative expense is primarily attributable to a decrease in our number of administrative employees and a reduction in bonus costs payable in stock.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $13,040 to $16,239 during the nine months ended September 30, 2008, from $29,279 during the same period in 2007.  This decrease was due to the sale and disposal of machinery and equipment and the full depreciation of other assets.

Interest Expense.  Interest expense for the nine-month period ended September 30, 2008 increased by $42,141, or 96%, to $85,830 from $43,689 during the same 2007 period.  The increase was due to penalty interest for notes in default and to interest accrued on debentures and notes payable which were added during the second and third quarters.

Financing costs. During the nine months ended September 30, 2008, we incurred $176,569 in financing costs compared to $4,651,189 during the same period in 2007. Financing costs are non cash expenses that reflect the beneficial price of a convertible security that is issued at a below market rate. The financing costs in 2007 were the result of the issuance of Series B Preferred stock with a conversion price less than market price The financing costs incurred during 2008 included $36,024, related to a convertible note payable to Burns, Figa & Will. As the conversion price of the note was less than the market price of the stock on the date of the note we have discounted the note to $9,021 and amortized $36,024 in financing costs during the nine months ended September 30, 2008. We incurred an additional $140,545 in financing costs during this nine month period as a result of the issuance of convertible debentures as described in Item 1. Capital Expenditures and Requirements no. 4. As these debentures carried a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. Included in the total amount of financing costs for the period was the full accretion of the discount on $112,500 in convertible debentures which were converted into common stock in September of 2008.

Net Loss.  Net loss for the nine-month period ended September 30, 2008 decreased by $4,768,095 to $1,096,108 from $5,864,203 during the same 2007 period.  The decrease was due to $55,518 in revenue, a $159,515 decrease in operating expenses, and a $4,768,095 decrease in financing costs.

Liquidity and capital resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2007 as we had a significant working capital deficit and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $886,059at September 30, 2008 and $816,944 at December 31, 2007, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $2,300,000 pending adequate financing over the next twelve months, in the following areas:

o	General and administrative expenses of $1,500,000; and

o	Exploration and development expenses of $800,000.

Our cash balance of $8,157 as September 30, 2008 is insufficient to meet these planned expenses. In order to continue to pay our expenses, we intend to raise additional cash by means of debt and equity financing. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

We have had no revenues from our Bolivian operations since June 2004 when we were forced to cease production from our Cangalli prospect due to a local farmer’s strike that closed all access roads and legal issues unassociated with our operations that resulted from the failure of the previous owner of our property to comply with Bolivian labor law, which impacted negatively on the quiet enjoyment of our mining rights. We have no assurance when, if ever, we will be able to recommence production from the Cangalli prospect.

We have completed the first phase of construction of the C Zone recovery plant and began limited plant operations on June 26, 2008. While we did produce a small amount of gold concentrates during the quarter ending September 30, 2008 we did not sell any gold and we did not generate any revenue from operations during the quarter

Recent Accounting Pronouncements

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

Plan of Operations

(1)     As part of our program of diversification into central Nevada, on October 14, 2008 we entered into a preliminary agreement with Queenstake Resources USA, Inc. (“Queenstake”) to perform certain maintenance and other activities at the Jerritt Canyon mill located 50 miles north of Elko, Nevada. We also have other pending commitments with Queenstake that are contingent upon certain conditions precedent. Beginning in September 2008, we have had approximately 14 employees on site at the Jerritt Canyon mill performing plant maintenance and other functions.

(2)     We intend to further diversify our operations in Nevada with respect to our Gold Bar mill located approximately 100 miles south of Elko, Nevada and 25 miles northwest of Eureka, Nevada, by entering into operating agreements, joint ventures or financing arrangements with other mining companies in the region to the extent that those opportunities become available to us.

(3)     During 2007 we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia. The C Zone gold project is located approximately 5 kilometers (3.1 miles) from our A Zone Buen Futuro gold and copper project. Additionally, between 2006 and 2007 we operated a pilot plant on the C Zone, which we used to refine the metallurgical process on the mineralization in the Zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill from the pilot plant location approximately 700 meters (2,300 feet) to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall. Local meteorologists referred to this severe rainfall as the “100-year rains.” These rains severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete until June of 2008. We commenced recovery plant operations on June 26, 2008.

However, beginning in July through October 2008, many of the residents of five eastern Bolivia departments or states (Santa Cruz, Pando, Beni, Tarija and Sucre) began a campaign of civil unrest to push for more autonomy for those departments from Bolivia’s central government located in the city and department of La Paz in western Bolivia. This civil unrest took the form of protest marches and road blockades, which on some occasions became violent. The movement of commerce on the roads in these departments was paralyzed during the period of unrest. As a result, our operations at the C Zone were also paralyzed for lack of diesel fuel and other critical supplies. Once the road blockades lifted, Bolivia immediately began to experience a scarcity of diesel fuel throughout the country, but more acutely in the eastern departments that had participated in the autonomy protests. Through the date of the filing of this report, we have only been able to get small lots of diesel fuel, which have allowed us to carry out a simple maintenance program at our C Zone operations.

On September 11, 2008 the U.S. Ambassador to Bolivia was declared persona non grata and on September 14, 2008 was expelled from Bolivia. Subsequently, the U.S. Drug Enforcement Administration (DEA), the U.S. Agency for International Development (USAID) and the Central Intelligence Agency (CIA) have also been expelled from Bolivia. The Peace Corps and several other U.S. affiliated groups have voluntarily left Bolivia in light of current circumstances.

Bolivia’s current administration has also enacted new taxes associated with the Bolivia Mining Code that we believed would be rescinded within the past sixth month period due to social pressure from the strong mining interests in western Bolivia, or would be invalidated by the Bolivian Supreme Court due to the manner in which the Mining Code was legislatively modified. However, as of the date of the filing of this report it appears that those changes will not be rescinded or invalidated. New taxes were added to the existing tax regimen and those taxes were changed from being deductible against gross revenues to not being deductible. The complete mining tax structure is the following:

Tax	Percentage	Analysis

Value Added Tax	13% (of gross sales or revenues)	This tax is not deductible from gross revenues to reach a net income number, however, a relatively small portion of this tax may be recovered from value added tax credits from other purchases that we make.

Transaction Tax	3% (of gross sales or revenues)	This tax is not deductible from gross revenues to reach a net income number.

Mining Royalty Tax	7% (of gross sales of gold or revenues)	This tax is not deductible from gross revenues for purposes of reaching a net revenue number, but may vary based on whether sales are completed within Bolivia (4%) and based on the international price of gold if it falls below $400 per troy ounce.

Additional Income Tax	12.5% (of gross sales or revenues)	This tax is not deductible from gross revenues and may not be applicable if the international price of gold falls below $400 per troy ounce.

Net Income Tax	25% (of net revenues)	This tax is calculated on net revenues after all production, capital and other permissible costs are deducted.

Remittance Tax	12.5% (of any amount remitted)	This tax is levied against any amount that any subsidiary sends to the parent company outside of Bolivia.

Our analysis is that Bolivia’s current mining tax structure, at current international prices for gold, effectively levies a 35.5% (32.5% if gold is sold in Bolivia) non-deductible (if the international price for gold is above $400 per troy ounce) assessment on gross revenues before any costs may be paid. Once a net revenue number has been reached after all permissible costs have been paid, then we must pay the 25% Net Income Tax. If we desire to remit any of the remaining profits to Golden Eagle as the U.S. parent company, we have an additional 12.5 % Remittance Tax.

Given the recent civil unrest (and likelihood that it may arise in some form in the future), shortages of diesel fuel (which the Bolivian government states will not be resolved until late 2009) and Bolivia’s current public policy on mining taxes, we have temporarily suspended our operations in Bolivia as of the date of the filing of this report to analyze our best course of action for the future there.

(4)     We are continuing to study the best means of further developing the potential of the A Zone Buen Futuro gold and copper project on our Precambrian properties. During most of 2007 and 2008 we pursued this development by obtaining third party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm, Washington Group International, Inc. In February 2007 we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. In the future we intend to begin securing final environmental permitting and any additional surface land acquisitions that may be required as long as our long term analysis of the situation in Bolivia concludes that further development is in our best interests. Additional feasibility work is also dependent on our ability to raise sufficient funds to pay our consultants and contractors.

(5)     Finally, we are also analyzing whether to maintain our Cangalli and Tipuani Valley properties in light of recent events and Bolivia’s public taxing policies. However, no efforts have been made, or will be made, to recommence operations at the Cangalli mine in the foreseeable future. All of our efforts and financial resources are focused on developing our Precambrian properties in eastern Bolivia and on our diversification program in central Nevada.

All of the foregoing, and related plans stated below, are contingent upon receiving a substantial amount of financing. We may, however, continue with some of these plans as funds are available which are detailed as follows:

To accomplish our strategy we intend to:

1.	Obtain estimated financing or income from our diversification of $200,000 for the remaining costs pertaining to the construction and operation of a 1,000-tpd processing plant on our C Zone gold project and an additional $200,000 to increase our capacity to 2,000 tpd. This financing or income would only be invested after the careful analysis that we currently have underway about whether, and under what conditions, we will want to operate the C Zone mill. We also intend to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. This option, however, is also under our current analysis about our plans for going forward.

We also intend to carry out any additional feasibility, exploration, confirmation and engineering work beyond the initial contract as recommended by the initial due diligence and evaluation study being performed by Washington Group International, Inc. We announced in the first quarter of 2008 that the evaluation from this consulting firm was favorable and that the consulting engineers recommended moving to a second stage of feasibility work. We anticipate that this additional work may cost between $600,000 and $1 million. . Additional work may include an in-fill drilling program and testing; trench and pit sampling; retesting of previously obtained samples; site inspections; metallurgy and plant engineering. This work, as indicated above, is contingent on the results of our current analysis regarding whether, and under what conditions, we will want to further invest in the A Zone Buen Futuro project's development.

2.	Determine if and when the third party due diligence and evaluation study indicates that a large-scale gold and copper mining and processing operation should be commenced on our Buen Futuro A Zone, and whether to develop the mine and build a milling and processing facility at our Buen Futuro A Zone We estimate approximate costs of, at a minimum, $10,000,000, but with a possible required investment in excess of $20,000,000. We anticipate that all construction and mining may be subcontracted to an international engineering and mining firm with the necessary experience to complete the project. Again, as above, we emphasize that our decision whether we move forward with this work is contingent on the results of our current analysis about operating conditions in Bolivia.

3.	Determine if we will sell the Gold Bar mill and plant and use the proceeds for exploration and construction of a new mill and plant on the A Zone, perform contract milling and processing at the current Gold Bar site in Nevada, enter into a joint venture for processing ore at the Gold Bar site or merge with another mining company for the purpose of processing ore at the Gold Bar site. Cost estimates for potential new mill construction at the A Zone are being evaluated under the current due diligence and evaluation work being performed by an international engineering firm.

4.	Determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling and processing shortfall in the region that may present us an opportunity to recommence Gold Bar mill and plant operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million.

5.	Maintain our mining claims on the remainder of the Buen Futuro 2,500-acre site not included in the A Zone, as well as the remainder of our 134,000-acre landholding in the Precambrian Shield surrounding the Buen Futuro claims. We intend to continue to perform exploration work on these properties since our existing feasibility studies to date have concentrated principally on the 75-acre parcel that is the A Zone. We anticipate costs for this additional exploration work to total $1,000,000 over the next two years.

6.	Study whether, under current conditions, we intend to maintain our Cangalli and Tipuani Valley claims.

7.	Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

In order to assist in financing our planned operations, we will continue to seek joint venture partners, as well as merger and acquisition candidates, or other industry participants who would enter into joint development efforts on our Precambrian prospects or central Nevada milling possibilities; however, there is no assurance that any potential joint-venture or merger partners will be interested in evaluating these prospects or in negotiating an agreement with us on reasonable or acceptable terms.

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first six months of 2008. We have, however, seen a significant increase in the cost of diesel fuel, when we have been able to obtain fuel in Bolivia. Such fuel cost increases will impact our operations as we ramp up mining and recovery operations. We have been informed by our contract miner that they intend to increase costs above that which was originally quoted to recover the increased cost of fuel. We are currently evaluating the impact of these fuel cost increases on our projected income.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of September 30, 2008, the end of the period covered by this report.

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

(a) Common Stock

On September 19, 2008 five of our debenture holders elected to convert their Convertible Debentures into our restricted common stock in accordance with the terms of their debenture agreements. Additionally, On September 23, 2008 a holder of a convertible note payable also elected to convert a portion of their note to common stock. The details of these conversions are as follows;

On September 19, 2008, we issued 11,155,552 shares of our restricted common stock to Sandra Dosdall in exchange for a convertible debenture totaling $25,000 plus $657.77 in accrued interest in accordance with the terms of the Debenture Agreement dated May 21, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 11,150,761 shares of our restricted common stock to the Alfred O. Brehmer Trust in exchange for a convertible debenture totaling $25,000 plus $646.75 in accrued interest in accordance with the terms of the Debenture Agreement dated May 23, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 8,355,891 shares of our restricted common stock to The Shirley Company in exchange for a convertible debenture totaling $18,750 plus $468.55 in accrued interest in accordance with the terms of the Debenture Agreement dated May 27, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 8,355,891 shares of our restricted common stock to Harold Gordon in exchange for a convertible debenture totaling $18,750 plus $468.55 in accrued interest in accordance with the terms of the Debenture Agreement dated May 27, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 11,174,509 shares of our restricted common stock to Andrew P. Vander Ploeg in exchange for a convertible debenture totaling $25,000 plus $701.37 in accrued interest in accordance with the terms of the Debenture Agreement dated August 12, 2008. The conversion was executed at $.0023 per share.

On September 23, 2008 we issued 3,750,000 shares of our restricted common stock to Burns, Figa & Will in exchange for a $15,000 principal reduction on a convertible promissory note dated February 6, 2007. The conversion was executed at $.004 per share.

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

(b) Convertible Debentures

During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements and issued six Convertible Debentures totaling $164,500 which were reported in Form 10-Q dated June 30, 2008. During the three month period ending September 30, 2008, we entered into an additional $199,000 convertible debentures. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. We entered into the following Convertible Debentures during the quarter ending September 30, 2008.

On July 3, 2008, we entered into a convertible debenture agreement with Andrew P. Geiss in the amount of $25,000 maturing on May 16, 2010.

On July 7, 2008, we entered into a convertible debenture agreement with The John R. Saunders Trust in the amount of $50,000 maturing on July 7, 2010.

On July 18,, 2008, we entered into a convertible debenture agreement with Robert J. Richmeier in the amount of $4,000 maturing on May 16, 2010.

On August 12, 2008, we entered into a convertible debenture agreement with Lonestar Equity Group in the amount of $25,000 maturing on August 12, 2010.

On August 12, 2008, we entered into a convertible debenture agreement with Andrew P. Vander Ploeg in the amount of $25,000 maturing on August 12, 2010.

On September 2, 2008, we entered into a convertible debenture agreement with the Virginia Penrod Trust in the amount of $25,000 maturing on September 2, 2010.

On September 15, 2008, we entered into a convertible debenture agreement with Dewey L. Williams in the amount of $10,000 maturing on September 15, 2010.

On September 15, 2008, we entered into a convertible debenture agreement with the Dewey L. Williams Profit Sharing Plan and Trust in the amount of $10,000 maturing on September 15, 2010.

On September 15, 2008, we entered into a convertible debenture agreement with Meridian International Holdings, S.A., a Belize Corporation, in the amount of $25,000 maturing on September 15, 2010.

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case, as indicated above regarding a non-resident of the U.S., we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that one of the purchasers was a non-resident of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information:

As part of our program of diversification into central Nevada, on October 14, 2008 we entered into a preliminary agreement with Queenstake Resources USA, Inc. (“Queenstake”) to perform certain maintenance and other activities at the Jerritt Canyon mill located 50 miles north of Elko, Nevada. We also have other pending commitments with Queenstake that are contingent upon certain conditions precedent. Beginning in September 2008, we have had approximately 12 employees on site at the Jerritt Canyon mill performing plant maintenance and other functions.

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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer November 19, 2008

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2008 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer November 19, 2008

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2008 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer November 19, 2008

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2008 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2008 /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 8,157	$ 2,742
Prepaid expenses	60,953	94,049
Accounts receivable	55,518	-

Total current assets	124,628	96,791

PROPERTY AND EQUIPMENT
Mining equipment and property	716,643	595,190
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	721,847	336,260
Mineral properties	1,412,433	1,356,948
Office equipment	133,744	110,710
Vehicles	136,377	110,018

	7,101,043	6,489,126
Less accumulated depreciation and impairment	(952,355)	(836,438)

Total property and equipment	6,148,688	5,652,688

Total Assets	$ 6,273,316	$ 5,749,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 273,664	$ 193,558
Deferred wages	148,942	54,529
Other notes payable	212,920	214,111
Related party payable	86,200	92,350
Convertible debenture	249,000	249,000
Accrued interest payable	39,961	110,187

Total current liabilities	1,010,687	913,735

Convertible notes payable - net	50,030	109,006
Debentures (net)	42,620	-

Total long term liabilities	92,650	109,006

Common Stock payable	35,000	61,000
Commitments and contingencies	-	-

Total Liabilities	1,138,337	1,083,741

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
113,334 and 345,961 issued and outstanding respectively	1,133	3,460
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
1,959,903,863 and 1,602,510,490 issued and outstanding shares, respectively	195,990	160,251
Additional paid-in capital	60,790,938	59,259,002
Accumulated (deficit)	(55,853,083)	(54,756,975)

Total stockholders' equity	5,134,978	4,665,738

Total Liabilities and Stockholders Equity	$ 6,273,316	$ 5,749,479

Golden Eagle International, Inc. Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

REVENUES	55,518	$ -	$ 55,518	$ -
OPERATING EXPENSES
Production Costs	51,405	-	51,405	-
Exploration and development	36,806	35,675	150,721	221,679
General and administration	218,065	253,089	799,226	926,149
Depreciation and depletion	5,262	10,670	16,239	29,279

Total operating expenses	311,539	299,434	1,017,592	1,177,107

OPERATING (LOSS)	(256,021)	(299,434)	(962,074)	(1,177,107)

OTHER INCOME (EXPENSE)
Interest expense	(20,684)	(11,383)	(85,830)	(43,689)
Financing costs	(136,334)	(249,141)	(176,569)	(4,651,189)
Gain on sale of assets	-	-	12,000	-
Other, net	31,478	5,335	116,365	7,782

Total other income (expense)	(125,541)	(255,190)	(134,034)	(4,687,096)

Loss before income taxes	(381,562)	(554,624)	(1,096,108)	(5,864,203)
Income taxes	-	-	-	-

NET (LOSS)	$ (381,562)	$ (554,624)	$ (1,096,108)	$ (5,864,203)

Basic and diluted (loss) per share	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding - basic and diluted	954,869,896	789,999,990	1,847,498,030	789,999,990

Golden Eagle International, Inc Condensed Consolidated Statements of Cash Flows For the Nine Months Ended (Unaudited)

	September 30,	September 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(1,096,108)	$(5,864,203)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	221,198	12,103
Stock payable for services	-	79,000
Stock issued for financing fees	10,000	-
Stock issued for exploration and development	36,000	-
Stock issued for interest	85,494	4,246
Stock issued for payables	81,603	-
Depreciation and impairment	93,502	29,279
Accretion of note discount	176,569	-
Financing costs - preferred stock	-	4,651,189
(Gain) loss on disposition of assets	(12,000)	(1,647)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(55,518)	-
Decrease (increase) in prepaid expense and other costs	33,096	(37,353)
Increase (decrease) in accrued expenses	-	(9,624)
Increase (decrease) in deferred wages	94,413	-
Increase (decrease) in accounts payable	80,106	(192,427)
Increase (decrease) in accrued interest	(67,283)	17,893

Net cash flows (used by) operating activities	(318,928)	(1,311,544)

CASH FLOWS FROM INVESTING ACTIVITIES	(611,917)	(231,269)
Investment in property and equipment	(611,917)	(231,269)
Proceeds from sales of fixed assets	-	-

Net cash flows provided by (used) in investing activities	(611,917)	(231,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	43,200	50,245
Repayments to related parties	(49,350)	(67,145)
Proceeds from other notes payable	428,785	1,067,755
Repayments of other notes payable	-	(25,000)
Increase (decrease) in convertible notes payable	-	145,030
Proceeds from debentures	363,500	-
Preferred stock sold	-	508,301
Common stock sold	150,125	-

Net cash flows provided by financing activities	936,260	1,679,186

NET INCREASE (DECREASE) IN CASH	5,415	136,373
CASH-BEGINNING OF PERIOD	2,742	1,427

CASH-END OF PERIOD	$8,157	$137,800

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred and common stock issued for debt (see note e)
Cash paid for

Interest	$50,937	$16,991
Income taxes	-	-

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

Going Concern Considerations
The 2007 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of September 30, 2008 and have incurred substantial losses since our inception.

We presently have no production having suspended operations at the Cangalli mine in western Bolivia.

During 2007 we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia. The C Zone gold project is located approximately 5 kilometers (3.1 miles) from our A Zone Buen Futuro gold and copper project. Additionally, between 2006 and 2007 we operated a pilot plant on the C Zone, which we used to refine the metallurgical process on the mineralization in the Zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill from the pilot plant location approximately 700 meters (2,300 feet) to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our plant to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. At approximately the same time we began experiencing torrential rains in the area that far exceeded the normal rainfall. Local meteorologists referred to this severe rainfall as the “100-year rains.” These rains severely limited our ability to complete construction on the mill due to the conditions of the roads in the region and our ability to pour concrete until June of 2008. We commenced recovery plant operations on June 26, 2008.

However, beginning in July through October 2008, many of the residents of five eastern Bolivia departments or states (Santa Cruz, Pando, Beni, Tarija and Sucre) began a campaign of civil unrest to push for more autonomy for those departments from Bolivia’s central government located in the city and department of La Paz in western Bolivia. This civil unrest took the form of protest marches and road blockades, which on some occasions became violent. The movement of commerce on the roads in these departments was paralyzed during the period of unrest. As a result, our operations at the C Zone were also paralyzed for lack of diesel fuel and other critical supplies. Once the road blockades lifted, Bolivia immediately began to experience a scarcity of diesel fuel throughout the country, but more acutely in the eastern departments that had participated in the autonomy protests. Through the date of the filing of this report, we have only been able to get small lots of diesel fuel, which have allowed us to carry out a simple maintenance program at our C Zone operations.

On September 11, 2008 the U.S. Ambassador to Bolivia was declared persona non grata and on September 14, 2008 was expelled from Bolivia. Subsequently, the U.S. Drug Enforcement Administration (DEA), the U.S. Agency for International Development (USAID) and the Central Intelligence Agency (CIA) have also been expelled from Bolivia. The Peace Corps and several other U.S. affiliated groups have voluntarily left Bolivia in light of current circumstances.

Bolivia’s current administration has also enacted new taxes associated with the Bolivia Mining Code that we believed would be rescinded within the past six month period due to social pressure from the strong mining interests in western Bolivia, or would be invalidated by the Bolivian Supreme Court due to the manner in which the Mining Code was legislatively modified. However, as of the date of the filing of this report it appears that those changes will not be rescinded or invalidated. New taxes were added to the existing tax regimen and those taxes were changed from being deductible against gross revenues to not being deductible. The complete mining tax structure is the following:

Tax	Percentage	Analysis

Value Added Tax	13% (of gross sales or revenues)	This tax is not deductible from gross revenues to reach a net income number,however, a relatively small portion of this tax may be recovered from value added tax credits from other purchases that we make.

Transaction Tax	3% (of gross sales or revenues)	This tax is not deductible from gross revenues.

Mining Royalty Tax	7% (of gross sales of gold or revenues)	This tax is not deductible from gross revenues for purposes of reaching a net revenue number, but may vary based on whether sales are completed within .Bolivia and based on the international price of gold if it falls below $400 per troy ounce.

Additional Income Tax	12.5% (of gross sales or revenues)	This tax is not deductible from gross revenues.

Net Income Tax	25% (of net revenues)	This tax is calculated on net revenues after all production, capital and other permissible costs are deducted.

Remittance Tax	12.5% (of any amount remitted)	This tax is levied against any amount that any subsidiary sends to the parent company outside of Bolivia.

Our analysis is that Bolivia’s current mining tax structure, at current international prices for gold, effectively levies a 35.5% (32.5% if gold is sold in Bolivia) non-deductible assessment on gross revenues before any costs may be paid. Once a net revenue number has been reached after all permissible costs have been paid, then we must pay the 25% Net Income Tax. If we desire to remit any of the remaining profits to Golden Eagle as the U.S. parent company, we have an additional 12.5 % Remittance Tax.

Given the recent civil unrest (and likelihood that it may arise in some form in the future), shortages of diesel fuel (which the Bolivian government states will not be resolved until late 2009) and Bolivia’s current public policy on mining taxes, we have temporarily suspended our operations in Bolivia as of the date of the filing of this report to analyze our best course of action for the future there.

We are continuing to study the best means of further developing the potential of the A Zone Buen Futuro gold and copper project on our Precambrian properties. During most of 2007 and 2008 we pursued this development by obtaining third party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm, Washington Group International, Inc. In February 2007 we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. In the future we intend to begin securing final environmental permitting and any additional surface land acquisitions that may be required as long as our long term analysis of the situation in Bolivia concludes that further development is in our best interests. Additional feasibility work is also dependent on our ability to raise sufficient funds to pay our consultants and contractors.

Finally, we are also analyzing whether to maintain our Cangalli and Tipuani Valley properties in light of recent events and Bolivia’s public taxing policies. However, no efforts have been made, or will be made, to recommence operations at the Cangalli mine in the foreseeable future. All of our efforts and financial resources are focused on developing our Precambrian properties in eastern Bolivia and on our diversification program in central Nevada.

As part of our program of diversification into central Nevada, on October 14, 2008 we entered into a preliminary agreement with Queenstake Resources USA, Inc. (“Queenstake”) to perform certain maintenance and other activities at the Jerritt Canyon mill located 50 miles north of Elko, Nevada. We also have other pending commitments with Queenstake that are contingent upon certain conditions precedent. Once those conditions are met, the pending commitments will become effective and we will disclose those commitments and arrangements in detail on Form 8-K and through a public announcement. Beginning in September 2008, we have had approximately 12 employees on site at the Jerritt Canyon mill performing plant maintenance and other functions.

Reclassifications
Certain amounts for the three months ended September 30, 2007 have been reclassified to conform to the September 30, 2008 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from (a) 28,333,500 from the conversion of preferred stock to common stock; (b) 10,000,000 shares reserved for the conversion of a debenture payable; (c) 7,444,179 shares reserved for the conversion of our convertible notes payable; (d) 67,923,315 for the conversion of long term debentures and (e) 4,633,699 reserved for contractual agreements. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation

For the nine months ended September 30,	2008	2007

Net Loss	($1,096,108)	($5,864,203)
Weighted average shares outstanding - basic	1,847,498,030	789,999,990
Basic (loss) per share	(.00)	(.01)

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

	Nine months ended September 30
	2008	2007
Issuance of Series B preferred stock to employees	$ -	$ 12,103
Issuance of Series B Preferred stock for the conversion of debt		$ 1,047,001
Issuance of common stock for the conversion of debt, payables and interest(1)	678,658	-
Conversion of preferred stock to common stock (2)	232,628	-
Issuance of common stock to employees and consultants	221,198	-
Issuance of common stock for exploration and development	36,000	-
Total	$1,283,927	$ $1,059,104

(1)On January 25, 2008 we entered into two agreements with Kevin K. Pfeffer (“Mr. Pfeffer”), which became effective February 1, 2008 based on certain conditions subsequent being met. Mr. Pfeffer is a former director in Golden Eagle International, Inc., having served on our board of directors from January 23, 2003 through December 4, 2006. The two subject agreements settle any and all outstanding debts that we had with Mr. Pfeffer, as well as any and all outstanding allegations, claims, disputes and controversies. The first agreement was titled, “Settlement and Release Agreement.” Terry C. Turner (“Mr. Turner”), our President, Chief Executive Officer and Chairman of the Board, was also a party to this agreement. In this agreement Mr. Turner, Mr. Pfeffer and we agreed to the following: a. That Mr. Turner and we would dismiss with prejudice our case alleging certain causes of action against Mr. Pfeffer filed in the Federal District Court for Utah, Central Division, on September 5, 2007 titled, Golden Eagle International, Inc. and Terry C. Turner v. Kevin K. Pfeffer, 2:07-CV-662-TC (D.Utah; 2007). This voluntary dismissal was filed on January 28, 2008 and was acknowledged by the Court on January 29, 2008; b. Mr. Turner and we also agreed to release and hold Mr. Pfeffer harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Pfeffer or otherwise take any action to harm him or his reputation. c. Mr. Pfeffer agreed to release and hold Mr. Turner and us harmless regarding any and all allegations, claims, disputes and controversies between the parties, and entered into a covenant not to sue Mr. Turner or us or otherwise take any action to harm Mr. Turner or us or our reputation. We acknowledged certain sums that we owed to Mr. Pfeffer, including a promissory note dated June 6, 2005 for an operating loan that Mr. Pfeffer had made to us, accumulated interest and penalties on that note, and expenses that Mr. Pfeffer had incurred while serving on our board of directors, which totaled $230,434.37, which we agreed to convert into 57,608,593 shares of our common stock. e. All parties agreed to a two-year “Quiet Period” in which all parties will cease to comment, publicly or privately, in Internet forums and blogs, or any other written or verbal venue, regarding any of the other parties. The second agreement was titled, “Stock Purchase Agreement.” In this agreement we agreed with Mr. Pfeffer to the following: a. All of the terms and conditions of the Settlement and Release Agreement set out above, as well as the agreement for the actual issuance to Mr. Pfeffer of 57,608,593 shares of our common stock in exchange for $230,434.37 in debt that we owed to Mr. Pfeffer pursuant to exemptions from registration for accredited investors found in Sections 4(2) and 4(6) of the Securities Act of 1933.

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

On February 15, 2008, we issued 3,750,000 shares of our common stock and on May 5, 2008, we issued an additional 3,750,000 and on September 23, 2008 we issued an additional 3,750,000 shares of our common stock to Burns, Figa & Will at $0.004 per share for an aggregate of $45,000. The shares were issued for a convertible note payable to Burns, Figa &Will dated January 16, 2007 for legal services provided to the company which were past due.

On April 11, 2008, we issued 77,345,203 shares of our restricted common stock to Edmundo Arauz in exchange for $262,974 in debt at a price of $.0034 per share.

(2)Between January 1, 2008, and September 30, 2008, nine of our Series B Convertible Preferred shareholders had converted an additional 232,628 Series B Preferred shares into 58,157,000 restricted common shares.

(3) On September 19, 2008 five Convertible Debenture holders converted $112,500 in debenture principal plus $2,943 in accrued interest into 50,192,604 shares of our restricted common stock at $.0023 per share.

Note E – Payables

1.	Our accounts payable and accrued expenses of $273,664, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. The increase in accounts payable is primarily related to wages for our employees located at the Jerritt Canyon mill site in central Nevada for the month of September 2008. These September 2008 wages were paid in October 2008. Additionally we had deferred wages of $148,942 payable to our other employees as of September 30, 2008.

2.	We have notes payable, including:

a.	A note totaling $172,975 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2008.

b.	A note totaling $39,945 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2009.

c.	A note in the amount of $70,000 payable to a company owned and controlled by one of our officers. The note was due on January 31, 2008 and is currently in default. This note is secured by the Gold Bar Mill located outside of Eureka, Nevada. As of September 30, 2008, $108 in accrued interest and penalties was payable on this note.

d.	A note payable to a officer who resides in Bolivia and oversees our operations there in the amount of $16,200 at 8% interest payable upon demand.

e.	A Convertible Note Payable to the law firm of Burns, Figa & Will for legal services rendered to us in 2004 and 2005, which carried an original face amount of $45,030. We currently owe $30 on that note. This note carries an interest rate of 12% and matures on February, 6, 2012. The note also carries a conversion provision allowing the holder to convert the principal and accrued interest into common shares with a conversion price of $.004 per share and is convertible into 11,257,608 shares of common stock. On February 15, 2008, May 5, 2008, and September 22, 2008, Burns, Figa & Will converted $15,000 of this note into 3,750,000 shares of common stock on each of those dates for an aggregate conversion of 11,250,000 shares.

f.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of September 30, 2008 this note, as well as $6,561 in accrued interest, was outstanding.

3.	A debenture payable to a shareholder, Aloha Holdings, Inc., in the amount of $249,000, which bears interest at 7% per annum, matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. Aloha Holdings, Inc.‘s principal shareholder/officer, Mark Delong, passed away during the first quarter of 2007. We have elected to extend the maturity date of this note to May 2, 2009. We are currently in default on this note and as of September 30, 2008 we owe $8,103 in accrued interest.

4.	As of September 30, 2008, we have we have 10 Convertible Debentures outstanding totaling $251,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. During the three-month period ending June 30, 2008 we entered into six Debenture agreements totaling $164,500. During the three-month period ending September 30, 2008 we entered into an additional nine Debenture Agreements totaling $199,000. On September 19, 2008, five Convertible Debenture holders converted $112,500 in debenture principal plus $2,943 in accrued interest into 50,192,604 shares of our restricted common stock at $.0023 per share. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $251,000. On the balance sheet they have been discounted by $208,380 to $42,620. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. For the three month period ended September 30, 2008, $136,334 has been accreted to financing costs.

5.	Our obligation to pay accrued interest on Items 1-4 in the amount of $39,961. Interest on these notes is expensed each quarter and accrued.

6.	On May 1, 2008 we entered into an agreement with Golden Eagle Mineral Holdings, Inc. (“GEMH”) in which GEMH committed that if we needed additional common shares over and above our authorized limit due to a conversion by any of the above debenture holders, GEMH would return sufficient common shares to our treasury so that we could satisfy the conversion. GEMH would then receive the value of those common shares in any series of our preferred shares with full voting rights pursuant to the designation of the series of preferred shares, until such time as additional common shares were authorized and those preferred shares held by GEMH were convertible into common. As of September 30, 2008 we have not requested the return of any common shares under this agreement.

Note F – Beneficial Conversion Feature of Debentures and Convertible Notes Payable

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method. The conversion price of the outstanding debenture was in excess of the market price on the date the debenture was entered into and as such, we believe no beneficial conversion feature applies to this debenture. We did, however, calculate a beneficial feature on our Series B Convertible Preferred stock which we issued in 2007 and 2006. The beneficial conversion was treated as a financing cost with the offsetting entry classified as a derivative liability. During 2007, we issued a convertible note payable in the amount of $45,030 to Burns, Figa & Will P.C. for past due legal services which is convertible into our common stock. As the conversion price of $.004 per share on the date of the note was less than the $.009 market price the beneficial conversion feature applied to this note. As of September 30, 2008, we have converted $45,000 of note principal into a total of 11,250,000 shares of our common stock.

As of September 30, 2008 we have we have 10 Convertible Debentures outstanding totaling $251,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. During the three month period ending June 30, 2008 we entered into six Debenture agreements totaling $164,500. During the three month period ending September 30, 2008 we entered into an additional nine Debenture Agreements totaling $199,000. On September 19, 2008 five Convertible Debenture holders converted $112,500 in debenture principal plus $2,943 in accrued interest into 50,192,604 shares of our restricted common stock at $.0023 per share. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $251,000. On the balance sheet they have been discounted by $208,380 to $42,620. The discounted amount is accreted over the 24month period or in its entirety if the debenture is converted during the term. For the three month period ended September 30, 2008, $136,334 has been accreted to financing costs.

The following table demonstrates the accounting for the outstanding convertible notes payable and long term debentures subject to beneficial conversion rules.

        Convertible notes payable and debentures

Payable to	Original face value	Amount converted	Current face value as of September 30, 2008	Discount beneficial conversion	Accreted financing cost	Net amount of note

Burns, Figa &	$45,030	$45,000	$30	$ -	$36,024	$30
Will P.C.

Convertible	363,500	112,500	251,000	208,380	140,545	42,620
Debentures

Total	$408,350	$157,500	$251,030	$208,380	$176,569	$42,650

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

1. Common Stock

The following individuals or entities elected to convert either their Convertible Debenture or Convertible Note payable into our common stock;

On September 19, 2008 we issued 11,155,552 shares of our restricted common stock to Sandra Dosdall in exchange for a convertible debenture totaling $25,000 plus $657.77 in accrued interest in accordance with the terms of the Debenture Agreement dated May 21, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 11,150,761 shares of our restricted common stock to the Alfred O. Brehmer Trust in exchange for a convertible debenture totaling $25,000 plus $646.75 in accrued interest in accordance with the terms of the Debenture Agreement dated May 23, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 8,355,891 shares of our restricted common stock to The Shirley Company in exchange for a convertible debenture totaling $18,750 plus $468.55 in accrued interest in accordance with the terms of the Debenture Agreement dated May 27, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 8,355,891 shares of our restricted common stock to Harold Gordon in exchange for a convertible debenture totaling $18,750 plus $468.55 in accrued interest in accordance with the terms of the Debenture Agreement dated May 27, 2008. The conversion was executed at $.0023 per share.

On September 19, 2008 we issued 11,174,509 shares of our restricted common stock to Andrew P. Vander Ploeg in exchange for a convertible debenture totaling $25,000 plus $701.37 in accrued interest in accordance with the terms of the Debenture Agreement dated August 12, 2008. The conversion was executed at $.0023 per share.

On September 23, 2008 we issued 3,750,000 shares of our restricted common stock to Burns, Figa & Will in exchange for a $15,000 principal reduction on a convertible promissory note dated February 6, 2007. The conversion was executed at $.004 per share.

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

2. Convertible Debentures

During the three month period ending June 30, 2008 we entered into six Convertible Debenture Agreements and issued six Convertible Debentures totaling $164,500 which were reported in Form 10-Q dated June 30, 2008. During the three month period ending September 30, 2008, we entered into an additional $199,000 convertible debentures. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. We entered into the following Convertible Debentures during the quarter ending September 30, 2008.

On July 3, 2008, we entered into a convertible debenture agreement with Andrew P. Geiss in the amount of $25,000 maturing on May 16, 2010.

On July 7, 2008, we entered into a convertible debenture agreement with The John R. Saunders Trust in the amount of $50,000 maturing on July 7, 2010.

On July 18,, 2008, we entered into a convertible debenture agreement with Robert J. Richmeier in the amount of $4,000 maturing on May 16, 2010.

On August 12, 2008, we entered into a convertible debenture agreement with Lonestar Equity Group in the amount of $25,000 maturing on August 12, 2010.

On August 12, 2008, we entered into a convertible debenture agreement with Andrew P. Vander Ploeg in the amount of $25,000 maturing on August 12, 2010.

On September 2, 2008, we entered into a convertible debenture agreement with the Virginia Penrod Trust in the amount of $25,000 maturing on September 2, 2010.

On September 15, 2008, we entered into a convertible debenture agreement with Dewey L. Williams in the amount of $10,000 maturing on September 15, 2010.

On September 15, 2008, we entered into a convertible debenture agreement with the Dewey L. Williams Profit Sharing Plan and Trust in the amount of $10,000 maturing on September 15, 2010.

On September 15, 2008, we entered into a convertible debenture agreement with Meridian International Holdings, S.A., a Belize Corporation, in the amount of $25,000 maturing on September 15, 2010.

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In one case, as indicated above regarding a resident of Belize, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that one of the purchasers was a non-resident of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Note H – Subsequent event

As part of our program of diversification into central Nevada, on October 14, 2008 we entered into a preliminary agreement with Queenstake Resources USA, Inc. (“Queenstake”) to perform certain maintenance and other activities at the Jerritt Canyon mill located 50 miles north of Elko, Nevada. We also have other pending commitments with Queenstake that are contingent upon certain conditions precedent. Beginning in September 2008, we have had approximately 12 employees on site at the Jerritt Canyon mill performing plant maintenance and other functions.

Back to Table of Contents