Form 10-K
period 2008-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2009-04-15
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[ X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2008.

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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of April 14, 2009, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Golden Eagle International, Inc. was approximately $2,807,220. This estimate is based on the last sale price per share of $.0016 on April 14, 2008 on the OTCBB, and 1,754,512,251 shares estimated to be held by non-affiliates.

Our revenues for our 2008 fiscal year were $596,443

The number of shares of the registrant's $.0001 par value common stock outstanding as of April 14, 2009 was 1,776,764,819.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this annual report on Form 10-K that are not historical are “forward-looking statements” that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

o	our business and growth strategies;

o	our ability to successfully and economically explore for minerals;

o	our ability to obtain and maintain all necessary approvals for the operation of the Jerritt Canyon Mill;

o	our exploration and development prospects, projects and programs;

o	anticipated trends in our business;

o	our future results of operations;

o	the risk of operations in Bolivia, a country that is no longer supportive of foreign investment, especially investment from the United States;

o	our liquidity and ability to finance our activities;

o	market conditions in our industries; and

o	the impact of environmental and other governmental regulation.

        These statements may be found under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, “Business and Properties” and other sections of this annual report. Forward-looking statements are typically identified by use of terms such as “may”, “will”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

        The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this annual report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

o	the failure to obtain sufficient capital resources to fund our operations;

o	an inability to obtain the necessary permits to conduct our operations;

o	unsuccessful exploration activities;

o	a decline in prices of the commodities that we may produce at the Jerritt Canyon mill (if we are able to produce any);

o	the current worldwide economic climate which has reduced the availability of liquidity and credit available to companies, especially those without revenues or engaged in natural resources operations;

o	incorrect estimates of required capital expenditures;

o	unexpected increases in the cost of our operations as a result of general economic conditions or time delays;

o	impact of environmental and other governmental regulation, including delays in obtaining permits; and

o	hazardous and risky operations.

        You should also consider carefully the statements under “Risk Factors” and other sections of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

        All forward-looking statements speak only as of the date of this annual report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

        Golden Eagle International, Inc. is referred to herein as “we”, “our”, or “us”.

PART 1

Item 1. Business

General

How We Are Organized

We were formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp. On February 2, 1995, we changed our name to Golden Eagle International, Inc. Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden Eagle International, Inc. Bolivia ("Golden Eagle Bolivia") (100%)	Bolivia (2001)	This subsidiary holds all concession-mining rights granted by the Bolivian government as described below in more detail. This subsidiary is also the owner of all of our assets in Bolivia, having received them from a related entity, Golden Eagle Bolivia Mining, S.A during 2002 in our effort to consolidate all interests, assets and operations into one wholly owned subsidiary.

Business Overview

Our corporate headquarters are in Salt Lake City, Utah.

We are engaged in contract gold milling operations in the state of Nevada in the United States. We have also been involved in the business of minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however, those operations are temporarily suspended pending changes in the social/political and mine taxing environments in Bolivia.

We have entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”) to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada.

Additionally we own the following gold mills:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill	Ascension de Guarayos, Bolivia	Owned

As of the 2008 year-end, we owned the following mineral prospects in Bolivia:

Tipuani-Cangalli prospect (1)	Number Acres	Status
Cangalli claims	5,000 acres	Owned
Tipuani prospect	7,000 acres	Owned

Precambrian Shield (2)
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

¹     On March 1, 2009, we elected not to renew our mining concessions for the Tipuani-Cangalli prospect in western Bolivia, which consisted of 12,000 acres in the Tipuani River Valley.

²     On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada on October 14, 2008. From mid September until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, in securing approval from the Nevada Division of Environmental Protection (NDEP) to restart milling operations at Jerritt Canyon. On March 25, 2009 approval was granted by the NDEP to recommence operations at the Jerritt Canyon mill.

None of our mining prospects are currently in the production stage. Our production operations on our Cangalli property ceased in June 2004 as a result of a local farmers’ strike and certain legal issues particular to Bolivia with which we were not associated. Since then, the Bolivian government has become more hostile to investment from the United States, and we have reduced our operations in Bolivia significantly.

We also discontinued mining and milling operations on our C Zone mine and mill in December of 2009 due to the shortage of diesel fuel, political instability and a substantial change in the Bolivian tax structure for mining companies that severely limited our ability to become profitable at our Bolivian operations.

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed under Item 7 in connection with our financial results for the years ended December 31, 2008 and 2007.

Business Development

i. The Jerritt Canyon Gold Mill

As part of our program of diversification into north-central Nevada, on October 14, 2008 we entered into a Mill Operating Agreement (the “Agreement”) with Queenstake USA, the wholly-owned subsidiary of Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp., to operate the 4,000 ton-per-day (tpd) Jerritt Canyon CIL gold mill (the “Mill”) located 50 miles north of Elko, Nevada. The Mill shut down in August 2008 due to certain mechanical and labor issues, and in September 2008, initially pursuant to a verbal agreement, we undertook the maintenance and environmental regulatory compliance operations at the Mill pending bringing it back on-line in full operation. The Agreement to operate the Mill contains two conditions that must be met before it becomes fully effective:

o	first, Queenstake USA must raise at least a net $17.5 million for operations and,

o	second, Queenstake USA must receive permission from all relevant state and federal agencies to re-start operations at the Jerritt Canyon mill.

Under a pre-operating provision in the Agreement, we had18 full-time employees on-site at Jerritt Canyon, including our Chief Operating Officer (COO), Blane W. Wilson, as well as a number of part-time employees at any given moment through the period from mid September 2008 through March 25, 2009. On March 25, 2009, the Nevada Division of Environmental Protection (NDEP) made a determination authorizing the restart of Jerritt Canyon’s milling operations. Queenstake USA had sufficient funding to initiate operations and we began hiring additional personnel. As of April 15, 2009 we have 70 employees working for us at the Jerritt Canyon mill.

Queenstake USA funded all costs of the maintenance and regulatory environmental compliance operations during the pre-operating period and is required by the Agreement to pay Golden Eagle an administrative fee of 20% of those costs. However, due to the unexpected length of time involved in the pre-operating period, and in solidarity with Queenstake USA, we agreed to accept an 8% administrative fee on operational costs and defer the balance of the 20% fee until the mill commenced full processing operations. We have accrued the 12% difference on our financial statements as accounts receivable. Since March 25, 2009, through the date of the filing of this report, we have continued to operate under the 20% cost-plus administrative fee of the pre-operating provision of the Agreement. However, we project that Queenstake USA will meet the Agreement’s condition precedent regarding funding, or will waive that requirement due to the fact that the Mill will be in full operation, by April 30, 2009.

Our COO, Blane Wilson, who is running our operations at the Jerritt Canyon mill, has 24 years of experience managing milling and processing operations. He was Corporate Operations Manager for the Jerritt Canyon gold mine and mill prior to becoming our COO in April of 2008. Mr. Wilson worked in the Jerritt Canyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981 through its shutdown in August 2008, the Jerritt Canyon mill processed more than 8 million troy ounces of gold. At the Jerritt Canyon mine and mill, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel.

Under the Agreement, and once the Mill is in full operation, we will be the Mill operator for a term of 5 years, which is renewable at the option of Queenstake USA for an additional 5-year term. We will be entitled to a fee of 8% of all operator costs, as well as a percentage fee or profit share of 20% of the net profits from operations. Furthermore, under the Agreement we are also to receive a $500,000 interest-free loan for initial operating capital from Queenstake USA, payable in equal monthly installments by the Company over the first 5-year term of the Agreement. Additionally, the Company is entitled to certain production bonuses if the price of gold exceeds $900 per ounce; if costs can be decreased below projections; and, if ore is processed that is not found in closely-located stockpiles, but must be hauled by the Company from any remote location.

The Jerritt Canyon mill is accessible by means of all-weather paved state roads from the nearest principal urban center, which is Elko, Nevada.

ii. The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 tpd Gold Bar CIP gold mill (the “Gold Bar Mill” or the “Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our A Zone project in eastern Bolivia. Due to the current political climate and tax structure in Bolivia, we have determined that the best course of action with regards to the Gold Bar Mill is to leave it in place and explore our options related to the Mill in Nevada. In April 2008 we hired Blane Wilson as our Chief Operating Officer (COO). Mr. Wilson’s primary responsibility was to help us determine the best course of action with regards to this valuable asset and implement a Gold Bar strategy. We have entered into confidentiality agreements and had detailed negotiations with various parties regarding the potential of this Mill. These possibilities include (a) rehabilitating the Mill for toll refining (which is defined as processing ore through our Mill for a fixed fee or toll that is produced by a third-party mining company from its mine) on its current site; or (b) joint venturing the Mill with other partners that may be able to produce ore from their mines; or (c) an outright sale either for cash, or stock and other consideration, in another mining venture. All of the foregoing is contingent on obtaining sufficient financing and/or a willing joint venture partner or a suitable buyer. The Mill is currently not operating and we do not currently have plans to commence any operations at the Gold Bar Mill. It is easily accessible by well-maintained, all-weather gravel roads for 15 miles off of all-weather paved state highways from the nearest urban center, which is Eureka, Nevada.

iii The C Zone Gold Mill and Mine.

During 2007 we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia. The C Zone gold project is located approximately 5 kilometers (3.1 miles) from our A Zone Buen Futuro gold and copper project. Additionally, between 2006 and 2007 we operated a pilot plant on the C Zone, which we used to refine the metallurgical process on the mineralization in the Zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill (the “C Zone Mill” or “Mill”)) from the pilot plant location approximately 700 meters (2,300 feet) to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our Mill to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. We commenced Mill operations on June 26, 2008.

However, beginning in July through October 2008, many of the residents of five eastern Bolivia departments or states (Santa Cruz, Pando, Beni, Tarija and Sucre) began a campaign of civil unrest to push for more autonomy for those departments from Bolivia’s central government located in the city and department of La Paz in western Bolivia. This civil unrest took the form of protest marches and road blockades, which on some occasions became violent. The movement of commerce on the roads in these departments was paralyzed during the period of unrest. As a result, our operations at the C Zone were also paralyzed for lack of diesel fuel and other critical supplies. Once the road blockades lifted, Bolivia immediately began to experience a scarcity of diesel fuel throughout the country, but more acutely in the eastern departments that had participated in the autonomy protests. Through this period of time, we were only been able to get small lots of diesel fuel, which only allowed us to carry out a simple maintenance program at our C Zone operations.

On September 11, 2008 the U.S. Ambassador to Bolivia was declared persona non grata and on September 14, 2008 was expelled from Bolivia. Subsequently, the U.S. Drug Enforcement Administration (DEA), the U.S. Agency for International Development (USAID) and the Central Intelligence Agency (CIA) also were expelled from Bolivia. The Peace Corps and several other U.S. affiliated groups have voluntarily left Bolivia in light of current circumstances.

Bolivia’s current administration has also enacted new taxes associated with the Bolivian Mining Code that we believed would be rescinded due to social pressure from the strong mining interests in western Bolivia, or would be invalidated by the Bolivian Supreme Court due to the manner in which the Mining Code was legislatively modified. However, as of the date of the filing of this report it appears that those changes will not be rescinded or invalidated. New taxes were added to the existing tax regimen and those taxes were changed from being deductible against gross revenues to not being deductible. Our analysis is that Bolivia’s current mining tax structure, at current international prices for gold, effectively levies a 35.5% non-deductible assessment on gross revenues before any costs may be paid. Once a net revenue number has been reached after all permissible costs have been paid, then we must pay the 25% Net Income Tax. If we desire to remit any of the remaining profits to Golden Eagle as the U.S. parent company, we have an additional 12.5 % Remittance Tax.

Given the recent civil unrest (and likelihood that it may arise in some form in the future), shortages of diesel fuel (which the Bolivian government states will not be resolved until late 2009) and Bolivia’s current public policy on mining taxes, we have temporarily suspended our operations in Bolivia as of the date of the filing of this report to analyze our best course of action for the future there. We did generate $19,307 in revenue from sales of gold from our C Zone mine and plant during the quarter ended December 31, 2008. While we are currently not conducting mining and milling operations at this time we continue to employ an onsite security and maintenance staff. We have also entered into discussions with possible joint venture partners to operate the mine and plant. On February 28, 2009 we paid the annual claims fees and renewed our mining claims on which the C Zone mine sits for an additional year.

The C Zone mine and mill are accessible by all-weather asphalt roads to within 18 kilometers (11 miles), and then by gravel roads that can present challenges to access during the rainy season (December through April).

iv.     Mine Camp for A & C Zone Projects.

During 2007 and 2008 we completed construction of our mine camp situated between our A Zone project and the C Zone mine and mill in Bolivia. The mine camp includes dormitories, a dining hall, sanitation facilities, administration buildings and warehouses and serves as camp for the construction and operation of the C Zone mill, and the exploration and development of our A Zone project. Activities in the mine camp are subject to the same political and economic issues described in (iii) above. Access is the same of that described for the C Zone in iii above.

v. A Zone Buen Futuro Gold and Copper Project.

We are continuing to study the best means of further developing the potential of the A Zone Buen Futuro gold and copper project on our Precambrian properties, although our ability to do so (even assuming we had adequate financing) is subject to the same political and economic issues described above. During most of 2007 and 2008 we pursued this development by obtaining third-party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm, Washington Group International, Inc. In February 2007 we entered into an agreement with Washington Group International, Inc. (www.wgint.com) to carry out the necessary due diligence work to advise us regarding our feasibility studies. In the future we intend to begin securing final environmental permitting and any additional surface land acquisitions that may be required as long as we conclude through our long term analysis of the situation in Bolivia that further development is in our best interests. Additional feasibility work is also dependent on our ability to raise sufficient funds to pay our consultants and contractors. As a result of the political situation and the current tax structure described in iii. C Zone Gold Operation, above, we have temporarily suspended all exploration and development work on the A Zone Buen Futuro gold and copper project. We have been in negotiations with various parties that may be willing to continue exploration on the A Zone as joint venture partners. On February 28, 2009 we paid the annual claims fees and renewed our mining claims on which the Gran Serpiente claims on which the A Zone mineral prospect sits for an additional year.

Access to the A Zone Gold and Copper Project is the same as that described for the C Zone in iii above.

vi.     Cangalli Gold Project.

After careful analysis of the current political situation and the pending tax changes in Bolivia, as described in iii. C Zone Gold Operation, above, we have determined to discontinue our efforts to develop our Cangalli and Tipuani Valley gold project in western Bolivia. On March 1, 2009, we elected not to renew our claims in this region. At some point in time should we attempt to reestablish our operations at Cangalli, we would be required to negotiate with COMIBOL, the Bolivian state mining company, as a joint venture partner.

vii. Summary of Plan of Operations

To accomplish our strategy we intend to carry out the steps in our Plan of Operations, which are detailed beginning on page 40, and are summarized below:

o	Commence production at the Jerritt Canyon gold mill as the contract mill operator. As of the date of this filing, we employ 70 workers at Jerritt Canyon to operate the mill. The Mill Operating Agreement requires that Queenstake Resources USA pays all expenses and pays us an 8% cost-plus administrative fee, as well as a 20% fee on profits. Furthermore, Queenstake USA must make a $500,000 operating loan to us. Although we have received the necessary governmental approvals for the recommencement of operations, certain steps are still being taken to bring the Jerritt Canyon mill into full-scale production. Operations have begun at the Mill and we project, but cannot assure, that the Mill will be in full operation by April 30, 2009.

o	Determine if we will perform contract ore milling at the current Gold Bar site in Nevada, enter into a joint venture for milling ore at the Gold Bar site, or sell the mill to another mining company for the purpose of processing ore at the Gold Bar site. Also, determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortfall in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million. We currently do not have sufficient financing available for the Gold Bar mill and we are focusing our efforts on the Jerritt Canyon gold mill as described above.

o	We will continue to monitor and evaluate the political and tax climate in Bolivia with regards to recommencing mining and milling operations at our C Zone mine and mill. We will also continue our discussions with potential joint venture partners that may be willing to provide funding and operate the C Zone mine and mill. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to permit recommencement of operations (assuming without assurance that we have the financing necessary for those operations).

o	Obtain estimated financing or income from our diversification of $200,000 for the remaining costs pertaining to the construction and operation of a 1,000-tpd processing plant on our C Zone gold project and an additional estimated $200,000 to increase our capacity to 2,000 tpd. This financing or income would only be invested after the careful analysis that we currently have underway about whether, and under what conditions, we will want to operate the C Zone mill. We also intend to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. We have been in discussions with third-party mining investors from Europe and Bolivia regarding joint venture efforts for the final exploration and feasibility work on these gold and copper prospects. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to be attractive to potential joint venture partners and to permit recommencement of operations (assuming without assurance that we have [directly or through joint venture partners] the financing necessary for those operations).

o	We intend to maintain our mining claims on the Buen Futuro 2,500-acre site as well as other critical claims in the Precambrian Shield surrounding the Buen Futuro claims not included in the A Zone, as well as the remainder of our 42,731-acre remaining landholding as best we can, given our current lack of liquidity and the current political and tax climate in Bolivia as described above. We will continue to monitor and evaluate the political and tax climate in Bolivia and we may reestablish our exploration and development efforts at Buen Futuro should conditions in Bolivia improve. We cannot however guarantee that we will develop the Buen Futuro project. We will continue to seek joint venture partners to develop the region. We estimate costs for this additional exploration work to total $1,000,000 over the next two years. We also cannot guarantee at this time that negotiations with joint possible joint venture partners will result in the development of the Buen Futuro project.

o	Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies other than fulfilling our contract to operate the Jerritt Canyon mill requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

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

Description of Business

Principal products

We have produced only a single product, gold metal, which we extracted from our Cangalli mining claims from September 2002 through June 2004, and small quantities of gold prior to September 2002 that totaled 302,324 grams or 9,720 ounces. During this period we generated $3,370,667 in revenue from gold sales. During 2008 we generated $19,307 in revenue from gold sales from our C Zone mine in eastern Bolivia.

Gold

During 2007 we had no gold sales and during 2008 we sold $19,307 in gold. As of December 31, 2008 and 2007, we held no gold in inventory. As of December 31, 2008, our gold production operations had ceased because of the political and tax climate in Bolivia (where those operations were being conducted) and because of our lack of adequate financial resources.

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

Copper

To date we have not produced any copper. However, our exploration efforts on our Buen Futuro claims in eastern Bolivia indicate the potential of a significant amount of copper in the mineralized material found there.

Distribution methods.

Gold produced in Bolivia was primarily sold into the Bolivian gold market and then on the international market. If we are able to again produce gold in Bolivia, we plan sell it into both the Bolivian and international markets. Gold produced at the Jerritt Canyon mill will remain in the custody of the mill owners, Queenstake USA Resources. Under the Mill Operating Agreement, we expect to be paid a fee in excess of our costs and a portion of the profits directly by Queenstake USA Resources, Inc. Gold produced in any of our other Nevada operations will be sold into the international markets through refiners in Salt Lake City, Utah.

Status of publicly announced products or services.

We have not publicly announced any products or services; our business has been limited to conducting minerals exploration, mining and processing.

Competitive business conditions.

The gold and copper mining business is extremely competitive. Our competitors have substantially greater financial, technological, and human resources, and therefore greater potential to conduct successful mining operations and generate revenues.

Sources and availability of raw materials.

As of December 31, 2008, we required no significant raw materials. The commencement of milling operations at the Jerritt Canyon mill, and the potential operation of our Gold Bar mill, require numerous raw materials. As a result of the numerous mining operations in the region most raw materials are available on fairly short notice. Since both the Jerritt Canyon operation and the Gold Bar mill are toll milling operations, the most critical raw material is gold bearing ore. Currently at Jerritt Canyon there is a 1.2 million-ton stockpile which we will use to commence operations. Negotiations are currently underway to replenish this stockpile. Any toll operations at Gold Bar would require a reliable source of ore that we currently do not have. Negotiations, however, are ongoing to acquire potential ore sources. Should the owners of the Jerritt Canyon mill be unable to develop their own ore sources or ore from third parties, our revenue from the Jerritt Canyon mill will be severely impacted or eliminated.

If we are able to recommence operations at the C Zone or bring our Buen Futuro A Zone operation into production, we will require a large amount of electrical power and certain chemicals, which we will need to source in the region and which may be in short supply.

Dependence on one or a few major customers.

Our primary source of revenue, our agreement to operate the Jerritt Canyon mill, is dependent on one customer, the owner of the mill, Queenstake Resources USA, Inc. Should Queenstake USA be unable to meet its obligations under the Mill Operating Agreement to permit us to operate the mill for any reason, or if for any unknown reason our contract with Queenstake cannot be enforced, our ability to generate revenue and remain a going concern may be in doubt.

Should we in the future produce any gold, copper, or other minerals for our own account in our Bolivian properties or through the Gold Bar mill (of which there can be no assurance), our potential customers would consist of consumers through the domestic Bolivian, United States, and international spot gold and copper markets, and internationally for the jewelry industry. As a result, should we be successful in bringing any of our prospects or the Gold Bar mill into gold and copper production (of which there can be no assurance), we do not believe that we will be dependent upon any single customer or even a few major customers.

Patents, trademarks, licenses, franchises and concessions.

We have no patents, trademarks, licenses or franchises that are material to our business other than our agreement with Queenstake Resources USA, Inc. to operate the Jerritt Canyon mill. We also have mining claims that have been granted to us from the national Bolivian government, which are discussed below under Item 2 – Properties.

Need for governmental approval.

The Jerritt Canyon mill is subject to governmental approval to operate the mill from the Nevada Department of Environmental Protection (NDEP) and the USDA Forest Service, which is the landowner of the mine area. Queenstake USA holds environmental permits for air, water, waste and surface reclamation activities issued by the NDEP for the Jerritt Canyon mine. On March 25, 2009, the NDEP made a determination authorizing the restart of Jerritt Canyon’s milling operations. Following a year-long investigation into mercury emissions, in March 2008 the NDEP ordered Queenstake USA to install new state-of-the-art emission control equipment at Jerritt Canyon mill by the end of that year. Before the NDEP’s order was satisfied, Queenstake USA, by its own action, stopped mining and processing ore at the Jerritt Canyon mine in August 2008. The facility has remained shut down while the new emission control systems was designed and installed. Staff from Queenstake USA, Golden Eagle and the NDEP worked together to resolve air emission issues related to the roasting operation. They also worked diligently to ensure all water management systems were maintained and operated properly during the shutdown. Queenstake USA has improved existing air emission control systems in order to achieve an immediate, substantial reduction in mercury emissions. As part of this effort, along with other interim operational changes, Queenstake USA committed to install a state-of-the-art mercury control system by May 30, 2009. Failure to comply with the order from NDEP may result in the shutdown of the Jerritt Canyon operations.

Our Gold Bar mill located outside of Eureka, Nevada is currently inactive. If we were to commence a toll processing or joint venture operation at Gold Bar, we would be required to obtain numerous permits from both the Federal government and the State of Nevada, which would be time consuming and expensive. We cannot assure that any such permits would be forthcoming, or forthcoming in a timely manner, if and when we do decide to commence operations at Gold Bar.

In Bolivia the mining industry is subject to government approval, including mining, environmental and other activities that require permitting; harvesting of lumber for mine timbers; clearing of forested areas for the construction of open pit mines, mills and tailings impoundments; transport and storage of explosives; and the transport and storage of hazardous substances and chemicals. We have operated under a conditional use permit for the operation of our pilot plant on our C Zone gold project. Because we planed to operate a full production plant, we were required to obtain additional permitting. While we obtained the required permits to operate in the C Zone, we can offer no assurances that the required permits would be forthcoming if we recommenced operations on both the A Zone Buen Futuro project, as well as the C Zone gold project.

Effect of existing or probable governmental regulations.

As stated above, the Jerritt Canyon mill is subject to governmental approval to operate the mill from the NDEP and the USDA Forest Service, which is the landowner of the mine area. As also stated above, Queenstake USA holds environmental permits for air, water, waste and surface reclamation activities issued by the NDEP for the Jerritt Canyon mine. Changes in governmental regulation or the requirements to operate the Jerritt Canyon mill may have a significant affect on our ability to continue as contract mill operators.

Our plan to recommence milling operations at our Gold Bar mill is contingent upon our ability to meet existing or future governmental regulations. Any decision to recommence operations at Gold Bar is contingent upon our ability to obtain approval from various governmental authorities. Failure to obtain any or all approvals would curtail our ability refurbish or restart the mill.

Bolivia’s current administration has also enacted new taxes associated with the Bolivian Mining Code that, as we have previously stated, we believed would be rescinded due to social pressure from the strong mining interests in western Bolivia, or would be invalidated by the Bolivian Supreme Court due to the manner in which the Mining Code was legislatively modified. However, as of the date of the filing of this report it appears that those changes will not be rescinded or invalidated. New taxes were added to the existing tax regimen and those taxes were changed from being deductible against gross revenues to not being deductible. The complete mining tax structure is the following:

Tax	Percentage	Analysis
Value Added Tax	13% (of gross sales or revenues)	This tax is not deductible from gross revenues to reach a net income number; however, a relatively small portion of this tax may be recovered from value added tax credits from other purchases that we make.
Transaction Tax	3% (of gross sales or revenues)	This tax is not deductible from gross revenues.
Mining Royalty Tax	7% (of gross sales of gold or revenues)	This tax is not deductible from gross revenues for purposes of reaching a net revenue number, but may vary based on whether sales are completed within Bolivia and based on the international price of gold if it falls below $400 per troy ounce.
Additional Income Tax	12.5% (of gross sales or revenues)	This tax is not deductible from gross revenues.
Net Income Tax	25% (of net revenues)	This tax is calculated on net revenues after all production, capital and other permissible costs are deducted.
Remittance Tax	12.5% (of any amount remitted)	This tax is levied against any amount that any subsidiary sends to the parent company outside of Bolivia.

Our analysis is that Bolivia’s current mining tax structure, at current international prices for gold, effectively levies a 35.5% non-deductible assessment on gross revenues before any costs may be paid. Once a net revenue number has been reached after all permissible costs have been paid, then we must pay the 25% Net Income Tax. If we desire to remit any of the remaining profits to Golden Eagle as the U.S. parent company, we have an additional 12.5 % Remittance Tax.

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

We have not engaged in, and do not intend to engage in, any research and development activities outside of our traditional mining exploration activities.

Effect of compliance with federal, state, and local provisions for the protection of the environment.

As stated above in Need for Governmental Approval at page 13 and Effect of Existing or Probable Governmental Regulation at page 13, the Jerritt Canyon mill is subject to governmental approval to operate the mill from the NDEP and the USDA Forrest Service, which is the landowner of the mine area. Queenstake USA holds environmental permits for air, water, waste and surface reclamation activities issued by the NDEP for the Jerritt Canyon mine. On March 25, 2009, the NDEP made a determination authorizing the restart of the mine’s milling operations. Following a year-long investigation into mercury emissions, in March 2008 the NDEP ordered Queenstake USA to install new state-of-the-art emission control equipment at Jerritt Canyon mine by the end of that year. Before the NDEP’s order was satisfied, Queenstake USA, by its own action, stopped mining and milling ore at Jerritt Canyon Mine in August 2008. The facility has remained shut down while the new emission control systems were designed and installed. Staff from Queenstake USA, Golden Eagle and the NDEP worked together to resolve air emission issues related to the roasting operation. They also worked diligently to ensure all water management systems were maintained and operated properly during the shutdown. Queenstake Resources has improved existing air emission control systems in order to achieve an immediate, substantial reduction in mercury emissions. As part of this effort, along with other interim operational changes, Queenstake USA has committed to install a state-of-the-art mercury control by May 30, 2009. Failure to comply with the order from NDEP may result in the shutdown of the Jerritt Canyon operations.

We own Gold Bar mill and plant located 25 miles northwest of Eureka, Nevada, which, as of December 31, 2008, was idle. We do not own the ground on which this plant sits. The purchase agreement we entered into when we purchased the plant requires the previous owner of the plant and the current landowner, Atlas Precious Metals, Inc., to perform any required environmental remediation on the site. We do not believe that we have any liability for environmental clean up on this site or on any other site within the United States.

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

We are also required to maintain environmental permits to explore operate pilot operations, mine, process ore and create processing waste impoundments. We are required to provide the Bolivian Vice Ministry of the Environment and Natural Resources with ongoing information regarding the environmental impact of our operations. In addition, we have retained an engineering firm to monitor our Bolivian based subsidiary’s compliance with environmental laws in Bolivia and to produce any necessary reporting and filing. Our ability to continue our mining activities depends on our compliance with Bolivian law and with the conditions of our environmental permitting.

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

Employees.

At December 31, 2008, we directly employed 31 full-time employees, as follows: (a) 2 in our head offices in Salt Lake City, Utah including our Chief Executive Officer and our Chief Financial Officer; (b) 6 in our administrative offices in Santa Cruz, Bolivia; (c) 5 at Ascension de Guarayos involved in our mine camp and mill maintenance and security,; and 18 at the Jerritt Canyon mill 50 miles north of Elko Nevada. We also routinely employ day workers at various times for specific projects at our Bolivian mine sites and at Jerritt Canyon.

As of April 15, 2009 we have now hired a total of 70 employees at the Jerritt Canyon mill, for a total of 83 full-time employees company-wide.

Reports to security holders

Annual report.

We are not required to deliver an annual report to security holders and we will not be distributing an annual report. However, this annual report on Form 10-K will be available through our website, www.geii.com.

Available information

We are a Colorado corporation with our principal executive offices located at 9661 South 700 East, Salt Lake City, Utah 84070. Our telephone number is: (801) 619-9320. Our fax number is: (801) 619-1747. Our general e-mail address is info@geii.com. Our website address is www.geii.com. We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov. The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available free of charge on our website or by faxing a request to us at: (801) 619-1747.

Item 1A. Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities. The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

FINANCIAL RISKS

Our history of losses and working capital shortages has resulted in our auditor issuing an opinion on our financial statements indicating substantial doubt about our ability to continue as a going concern. We have incurred substantial losses of $56,453,357 since our inception. Additionally, we had negative working capital of $1,117,599 as of December 31, 2008. Our continued operations are dependent upon receiving significant financing. On the basis of the foregoing, our auditors have substantial doubt as of December 31, 2008 and 2007 about our ability to continue as a going concern.

Should we be successful in mining gold and copper, our revenues may be negatively affected by price volatility of those metals. Metals prices are subject to extreme price volatility. Our agreement to operate the Jerritt Canyon mill as based on the number of tons processed and not the price of gold which limits our exposure to gold price volatility. We do however receive a bonus of $2 per ton for every $50 that the price of gold exceeds $900 per ounce. Our ability to refurbish and recommence operations at Gold Bar may be directly related to gold prices.

(a)     Gold Price. The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange:

Year	High	Low	Average
1998	313	273	294
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007	806	631	695
2008	1,011	712	872

Source of Data: Kitco

On April 13, 2009, the afternoon fixing price for gold on the London Metals Exchange was $894 per ounce.

Metals prices are subject to factors that are beyond our control, including speculation, political and economic conditions, and inflation. Should gold prices experience downward price trends, our revenues and potential profitability will be negatively affected.

Our continued operations are dependent upon receiving adequate financing.
Our primary operational goals of developing our Gold Bar mill and our Bolivian mining properties in the Precambrian Shield, namely the B and C Zone gold projects and the Buen Futuro A Zone gold and copper project, will require substantial debt or equity financing; however, there is no assurance that we will be successful in receiving adequate financing. Should we fail to receive adequate financing, any possible revenue generating operations will be significantly delayed or never occur and we will be subject to increasing losses.

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
At December 31, 2008, we had debt obligations totaling $1,585,991, consisting of: (a) $281,232 in accounts payable and accrued expenses; (b) deferred wages of $205,092 (c) other notes payable in the amount of $468,285; (c) notes payable to directors and officers for $57,525; (d) debentures payable of $473,000; (e) accrued interest payable of $65,857; and (f) contractual obligations totaling $35,000 payable in our common stock.

OPERATIONS, DEVELOPMENT AND MINING RELATED RISKS

Our future success is dependent upon our existing management.
Our future success is dependent upon the continued participation of our current management who provide us with the key technical and management aspects of our operations, including: (a) Terry C. Turner, our Chairman of the Board, President and Chief Executive Officer who has 26 years of exploration and mining experience; (b) Harlan McSpadden (Mac) DeLozier, a Director and our Vice President for Bolivian Administration who has 21 years of exploration and mining experience; (c) Blane W. Wilson, our Chief Operating Officer who has 20 years of mill and plant operations experience; (d) Tracy A. Madsen, our Vice President for US Administration and our Chief Financial Officer who has 22 years of finance and accounting experience; and (e) Dr. Michael H. Biste, our Chief Consulting Geologist who has 31 years of exploration and mining experience. We have not obtained any key man life insurance for any of these personnel. Should we lose the services of any of these personnel, our operations may be negatively affected. In particular, our agreement with Queenstake USA requires that during the term of the agreement we will employ Blane W. Wilson, Operator’s Chief Operating Officer, to spend the majority of his time at Jerritt Canyon. Failure to employ Mr. Wilson would jeopardize our agreement with Queenstake USA to operate the Jerritt Canyon mill.

Enforceability of the Queenstake USA Agreement
Our primary focus is currently on the operation of the Jerritt Canyon mill through our Agreement with Queenstake Resources USA, Inc. (“Queenstake USA) Should this Agreement for any reason be breached or voided, or if we were unable to enforce the Agreement’s terms or obtain payment from Queenstake USA, our ability to generate revenue may be severely reduced. We are also dependent upon the financial stability of Queenstake USA, and its parent company, Yukon Nevada Gold Corp. Queenstake USA has been unable to meet certain of its obligations to us to date, and we have been required to amend the Agreement for its benefit. We have incurred numerous and substantial expenses at Jerritt Canyon for which we have been reimbursed by Queenstake USA, although they have not paid us certain portions of our fees earned to date or the $500,000 loan which we anticipate. Under the Agreement, we expect to incur significant additional expenses on an ongoing basis. If Queenstake USA is unable to meet its financial obligations to us, we may be liable for payments to vendors and employees for materials received and services performed and we may not have any recourse to a financially-viable company. Queenstake USA is also subject to the need to obtain significant additional financing and has offered us no assurance that it will be able to do so in a timely fashion, if at all. While we believe this Agreement is valid and enforceable, we cannot guarantee that we will be able to operate under this Agreement during its five-year term.

Regulatory issues
Our continued operation of the Jerritt Canyon mill is subject to approval of various environmental and regulatory agencies including the Nevada Division of Environmental Protection (NDEP). Approval to operate the Mill is subject to various commitments to add environmental control systems and remain within strict environmental parameters. If we, or the Mill owner, are unable to meet these strict requirements, approval to continue Jerritt Canyon operations may be withdrawn.

Our business in Nevada and Bolivia is subject to extensive regulation pertaining to the development of our prospects and possible production, environmental regulation, labor standards, mine safety and others. Should we fail to abide by these regulations, our operations may be subject to fines or restrictions on activities pertaining to our prospects and properties, which may negatively affect our ability to conduct our operations.

Our Bolivia-based operations are subject to inherent risks, including.

o	Political instability, civil unrest, or insurrection in Bolivia where all of our mining properties and prospects are located; with the exception of our Gold Bar mill and plant located in Eureka, Nevada, and our Jerritt Canyon mill operating agreement north of Elko, Nevada;

o	Exchange controls and currency fluctuations;

o	Material changes in the regulatory climate in Bolivia pertaining to taxation, permitting, licensing, mining, and the environment;

o	Geographical, climatic and environmental conditions in Bolivia that may pose operational difficulties, including restricting access and development of our prospects;

o	The higher costs of international operations; and

o	Changes in the laws, regulations and tax structure of Bolivia.

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
During our past three fiscal years, our operations and acquisitions have been dependent upon our raising capital by: (a) selling substantial amounts of our common stock shares; (b) issuing shares in connection with convertible debentures; and (c) during 2006 and 2007, issuing shares of Series B convertible preferred stock, which are convertible into our common stock; and (d) the issuance of convertible debentures during 2008; and (e) the issuance in 2008 of our Series C convertible preferred stock. The issuances of the securities in (a) – (e) are dilutive to the value of our securities, especially since many of these securities were issued below the then-current market prices. On September 14, 2007, we held a Shareholders’ Meeting at which the shareholders voted to increase the number of authorized common shares to 2,000,000,000 shares.

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future.
During 2008, the price and trading volume of our common stock has been volatile. Significant operating losses, the temporary suspension of our operations on our Bolivian projects, political instability in Bolivia, the dilution of shareholders’ stockholdings and other factors may have contributed to this volatility, and such factors may continue to impact price and trading volume volatility.

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

Item 2. Our Properties

As described in Item 1, Business, we own mining concessions in Bolivia and an idle mill and mineral processing plant 25 miles northwest of Eureka, Nevada. These properties include:

o	The Precambrian properties (discussed in paragraphs (a), (b) and (c), below).

o	The Tipuani-Cangalli properties (discussed in paragraph (d), below), and

o	The Gold Bar mill and plant (discussed in paragraph (e) below).

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

Our geologists explored these prospects and found them to be highly prospective for extensive near surface gold mineralization and deeper mineralized volcanogenic massive sulphides (“VMS”) systems containing gold and copper. On February 28, 2009 we elected not to renew the claims on 83,733 acres of our Precambrian claims. We paid our patent fees and renewed our claims rights on 18,031 acres which we believe to hold the greatest potential for mineralization, and which contained our C Zone mine and mill. We paid $20,833 to renew these claims.

(b) Buen Futuro claim

In June 2003, we purchased the Buen Futuro claim, and all technical information that had been generated about the property, from Celia Calla de Arraya, a Bolivian, and her son-in-law, Dr. Michael H. Biste, a geologist who has worked extensively in the area. We then amended the purchase contract in December 2003 and March 2005. The terms of the acquisition included a 3% net smelter return, payments of $250,000 cash and 1,065,960 shares of our restricted common stock with a total value of $175,000. We have complied either partially or fully with additional obligations or terms under this agreement, including:

o	Payment of $3,000 per month in cash and $2,000 per month in stock to Dr. Biste as a consulting fee for exploration and development of Buen Futuro. This monthly fee was payable for 60 months from the date of the original agreement. This consulting agreement expired on May 31, 2008. As of December 31, 2008, we owed Dr. Biste $19,000 in cash and $10,000 in stock value under this agreement which has not been paid.

o	Maintaining an exploration program to replace mineral reserves as they are depleted through mining as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession is an expensive proposition. We are not currently seeking any funds or allocating any significant amount of capital to exploration operations in our Bolivian properties and, therefore, may not be in compliance with this requirement.

o	Investing $1 million in exploration by November 23, 2006. We have expended approximately $699,000 to date that we believe may be applied to this commitment. We will only be able to meet the remainder of this commitment if we receive a significant amount of additional financing which we are not currently seeking.

o	Our original agreement required us to enter into mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. On May 20, 2005, we entered into an amended agreement with the sellers whereby we agreed that if we were not in production at Buen Futuro by November 23, 2005 we were required to pay a penalty of $1,500 per month to the sellers until we enter production or until November 23, 2006. If by November 26, 2006 we were still not in production, the penalty amount payable to the seller increased to $3,000 per month. As of December 31, 2008, we owed $42,000 in production penalties which were past due and we have not entered into mineral production or have met the minimum expenditure requirement.

While we intend to pay all fees owed to Dr. Biste and meet our other obligations under our agreements, and although Dr. Biste has not yet notified us of default in our obligations under our agreements, there is no assurance that he may not do so in the future. If he does so, it is not likely that, in the current conditions and economic and Bolivian political climate, we will have or be able to obtain sufficient financial resources to comply with these and other obligations under this agreement.

There are no other stated penalties for failure to comply with these commitments. We estimate that the initial build-out of the gold plant on the Buen Futuro A Zone, and other infrastructure improvements, will require a capital investment of approximately $10,000,000 to $30,000,000.

The Buen Futuro mining claim is located squarely in the center of our landholding in a geological area within eastern Bolivia known as the “Precambrian Shield.” This area, which resulted during a geological time known as the Precambrian Era, is located 300 kilometers (180 miles) north of Santa Cruz, Bolivia, and 18 kilometers (11 miles) east of the town of Ascension de Guarayos. The Buen Futuro claim consists of 2,500 acres and contains three well-identified gold/copper ore bodies in the A Zone. We exercised our rights to purchase the Buen Futuro property in June 2003. A private contract and recorded public contract were signed and filed with the Superintendency of Mines of the Department of Santa Cruz on December 12, 2003.

The Buen Futuro mineral deposits are found in a gold oxide layer commencing at the surface and ranging to depths of 130 to 200 feet. Immediately beneath this surface oxide layer is a supergene, or copper-enriched layer, extending from the bottom of the gold oxide zone to a depth of 320 feet, sitting on top of a mineralization system that is known as a strata-bound volcanogenic massive sulfide (“VMS”). Based on data gathered through a combined 44,000 feet of auger, reverse circulation and diamond core drilling, as well as 8 miles of trenching, we estimate a significant amount (in excess of 4 million tonnes) of mineralized material in the gold oxide layer and 6.5 million tonnes of mineralized material in the copper-enriched supergene layer beneath the gold oxide layer. Given the current economic and political climate in Bolivia, we cannot offer any assurance that, even if we had adequate financing, we would be able to extract the mineralization on a commercially viable basis. Particular note should be made that mineralized material is not the equivalent of proven and probable reserves, and that the area tested is less than one-half of one percent of our landholding in eastern Bolivia.

Based on Dr. Michael Biste’s study, as detailed below, we believe that the Buen Futuro A Zone gold/copper deposits, surrounded by our Precambrian claims, are just part of a much larger trend of VMS clusters that run both northeast and southwest within our total landholding. A study was carried out on the larger trend by Dr. Biste, our Chief Consulting Geologist, who is an expert on the Precambrian geology of eastern Bolivia. The exploration data resulted from the southwest portion of the Cobra claim. The Cobra claim covers the northern part of the Ascension Gold-Copper Trend and the investigated ground comprised 23 square miles. Dr. Biste prepared a remote sensing study consisting of an interpretation of satellite images, aerial photographs, and open file airborne magnetic and radiometric data. He further reexamined historic reconnaissance exploration data of the two claims and applied modern computer based methods for an integrated data interpretation. In addition, Dr. Biste used the results of geological mapping over 44 linear miles, magnetic ground surveys of over 9 miles and soil sampling over a distance of 18 miles, as well as Horizontal Loop Electromagnetic (HLEM) data along two extensive test lines. Despite the wide line spacing of 0.6 miles, Dr. Biste was able to identify a geological setting with characteristics very similar to the host rock of the Buen Futuro VMS mineralization. Buen Futuro is located 12 miles southwest of the investigated area. The HLEM survey so far has confirmed three parallel striking conductors, which Dr. Biste believes represent a primary VMS mineralization that is covered by an oxide layer at least 30 meters deep. The lateritic soil at the surface carries geochemically anomalous values for gold, copper and zinc. Our summary study covers 3.6 miles of the Trend and the remote sensing data shows that the favorable VMS lithology strikes further to the northeast. We consider these findings to be a significant step toward identifying new gold-copper mineralization similar to the Buen Futuro ore bodies. Dr. Biste believes that fieldwork will continue to demonstrate that the Ascension Gold-Copper Trend is now likely to extend over at least 21 linear miles within our Precambrian properties. While we will use Dr. Biste’s findings to guide our further exploration of the Ascension Gold-Copper Trend, there are no assurances that our additional studies will prove that commercially economical mineral deposits exist in the Ascension Gold-Copper Trend.

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

On March 1, 2009 we paid $2,854 to the Bolivian government to renew these claims for 2009.

(c) Cobra claim

On December 22, 2003, we completed the acquisition of the Cobra claim, an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. The Cobra claim has proven positive for VMS deposits containing gold and copper, as well as near-surface gold oxide deposits. Induced polarization (IP) and Horizontal Loop Electromagnetic (HLEM) surveys, both of which are scientific tools that measure magnetic fields are and used by geologists to identify possible mineralization within the earth, as well as scout auger drilling, which is essentially a threaded drill that brings samples from a relatively shallow depth to the surface for sampling, have yielded results suggesting that gold, copper, and other potentially valuable minerals may be present in an area extending to the northeast of our landholding.

We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000. On March 1, 2009 we paid $25,685 to the Bolivian government to maintain these claims for 2009.

Total patent fees on all of our Precambrian Shield claims that we retained, which include the Buen Futuro, Gran Serpiente and Cobra claims for 2009, were $49,372 and were paid on March 1, 2009. No additional patent fees are payable until the end of February 2010, which we estimate to be $49,372.

(d) The Cangalli and Tipuani Valley claims

In October 1995, we began reviewing potential mining opportunities in Bolivia. On July 2, 2002, we purchased 100% of all right, title and interest in and to the mining concessions comprising the Cangalli claims. In total, we purchased 5,125 acres and claimed an additional 7,402 acres in the Tipuani Valley resulting in total claims of 12,527 acres. We traditionally have paid $5,011 per year to the Bolivian government in mining patent concession fees. The Bolivian Mining Code provides that these annual government claims fees are our only obligation necessary to our rights over the Cangalli claims in perpetuity. On March 1, 2009 we elected not to renew our Cangalli and Tipuani Valley Claims. Should we desire to reinitiate operations on these claims, we would be required to negotiate with COMIBOL, the Bolivian National Mining Company, and enter into a joint venture with that company.

We cannot assure that operations will ever recommence at on our Cangalli or Tipuani Valley properties.

(e) Gold Bar mill and plant

On June 18, 2004, we entered into a purchase agreement with Atlas Precious Metals, Inc. (“Atlas”) for the purchase of the Gold Bar mill and gold recovery plant located 25 miles northwest of Eureka, Nevada. In exchange for the Gold Bar mill and plant, we issued 30,000,000 shares of our restricted common stock to Atlas Precious Metals for this mill and plant. The shares were valued at $.12 per share based on the closing price of the stock on the closing date or an aggregate shares value of $3,600,000. Our initial plans were, upon raising the necessary capital, to dismantle ship and re-erect this plant on our Buen Futuro A Zone site in eastern Bolivia.

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

We are presently investigating the possibility of rehabilitating the Gold Bar mill on its current site outside of Eureka, Nevada and use it for toll processing of gold ore from neighboring sites owned by third parties. We are also considering the possibility of entering into a joint venture with ore producers who would want to use the mill, or the possibility of selling the mill to raise money for the development of other projects. While we have not made a decision concerning Gold Bar mill and any ability to rehabilitate and restate the mill will be subject to additional financing, there is no guarantee that we will be able to obtain the financing to commence a tolling project at its current location, which we estimate to be approximately $1,000,000 to rehabilitate the mill. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million.

We cannot guarantee that we will be able to obtain sufficient financing to create a suitable tailings impoundment; the necessary permitting from state and federal agencies; and whether we would be able to obtain the necessary customers to ensure a successful operation. We also cannot guarantee that if we choose to sell the plant that we will be able to find a buyer or recover our costs in the project. While Atlas continues to own the property on which the plant stands and has allowed us sufficient time to remove our equipment, we can also offer no guarantee that they will not sell the property to a buyer that will request that we sell the mill or remove it from its current location.

(f) Office leases

Our executive offices are located at 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of three executive offices, a conference room, reception space, filing areas and copy and faxing facilities and our suitable for our needs. We pay $1,563 per month on the first year a two-year lease option.  The option term expires in July 2009. We are allowed to terminate the lease at any time for a $1,563 penalty plus a 30-day notice, which at this stage of the lease is our only obligation.

We also lease 35 square meters of office space located in Santa Cruz de la Sierra, Bolivia, which is our Bolivian headquarters. This lease expires February 15, 2010. We pay $188 per month for this lease as well as $200.00 per month for 360 square meters of warehouse space in Santa Cruz, Bolivia. We believe that we would be released from both of our leases in Bolivia with minimal notice.

Location	Size	Monthly rent	Lease Expiration

Salt Lake City	1,183 square feet	$1,563	July 31, 2009
Santa Cruz, Bolivia	35 square meters	188	February 15, 2010
Warehouse, Santa Cruz, Bolivia	360 square meters	200	June 1, 2009

Total			$1,951

Item 3. Legal proceedings

We are not aware of any other legal action pending or threatened against us.

Item 4. Submission of matters to a vote of security holders

We did not hold a meeting of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

Contemplated Shareholders’ Meeting

On January 15, 2009, we filed a preliminary proxy statement, the sole purpose of which was to seek shareholder approval to increase our capitalization. At the time of filing the preliminary proxy statement (and as described above), our authorized capital was 2,000,000,000 shares, and we had 1,535,897,333 shares of common stock outstanding, 80,000 shares of Series B Convertible Preferred Stock (convertible into 20,000,000 shares of common stock), and one share of Series C Contingent Convertible Preferred Stock (convertible into 487,746,250 shares of common stock). In addition, we have outstanding debentures convertible into 121,960,000 shares of common stock, and options exercisable at prices ranging from $$.002 to $.025As a result, we do not have sufficient capitalization to meet our goals. The preliminary proxy statement sought shareholder approval to effect a reverse stock split.

This is not an attempt to solicit a proxy for the foregoing meeting of shareholders which has not yet been scheduled and the proxy statement for that meeting has not yet been finalized. Certain of our directors and executive officers may, under the rules of the SEC, be deemed to be “participants” in the solicitation of proxies from its stockholders in connection with the proposed transaction. Information concerning the interests of the persons who may be “participants” in the solicitation is set forth in our most recent annual report on Form 10-K (including any amendments thereto), previously filed with the SEC.

The preliminary proxy statement is available free of charge online through the EDGAR filings maintained by the Securities and Exchange Commission at www.sec.gov, and any amendment thereto will be available when filed. When the definitive proxy statement is available, we will also comply with the SEC’s ‘notice and access’filing requirements. OUR SHAREHOLDERS SHOULD READ THE ENTIRE PRELIMINARY PROXY STATEMENT AND THE DEFINITIVE PROXY STATEMENT (WHEN AVAILABLE) AND THE ACCOMPANYING MATERIALS AS THEY CONTAIN (OR WILL CONTAIN) IMPORTANT INFORMATION. We do not currently have any estimated time when we will attempt to finalize or mail the proxy statement or hold the meeting.

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

The following table shows the high and low bid for our common stock during the last two years and the current fiscal year. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from Knobias at www.knobias.com:

2007	Low Bid	High Bid

First Quarter	$.006	$.030
Second Quarter	$.018	$.030
Third Quarter	$.011	$.020
Fourth Quarter	$.008	$.016

2008	Low Bid	High Bid

First Quarter	$.008	$.016
Second Quarter	$.005	$.009
Third Quarter	$.004	$.008
Fourth Quarter	$.0013	$.0035

2009 (through April 13)	Low Bid	High Bid

	$.001	$.0036

Holders

As of December 31, 2008, there were approximately 1,195 shareholders of record of our common stock based on information we received from our transfer agent. This number does not include an undeterminable number of beneficial holders who own their shares through broker-dealers. Based on a search we conducted for our September 14, 2007 shareholders meeting, we estimate an additional 4,000 shareholders.

Outstanding shares

We are authorized to issue 2,000,000,000 common shares; as of December 31, 2008, we had 1,535,897,333 shares outstanding. As of the date of this report we have 1,765,638,535 common shares outstanding.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4,500,000 of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; and (c) and additional one of our preferred shares was designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion. We also have $473,000 in convertible debentures outstanding convertible into 121,960,000. By including all commitments for shares, including those that are subject to the availability of authorized and unissued shares prior to conversion, the fully diluted share total as of December 31, 2008 is 2,043,765,543 and the fully diluted share total as of the date of this report is 2,342,653,029 shares.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation

Fully diluted shares for the years ended December 31,	2008	2007

Basic shares outstanding	1,535,897,333	1,602,510,490
Series B conversion	20,000,000	86,490,500
Series C conversion	487,746,250	-
Convertible debentures	121,960,000	10,000,000
Convertible notes payable	-	22,368,720

Total	2,043,765,543	1,721,369,710

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

Securities authorized for issuance under equity compensation plans

On June 4, 2008, we adopted the 2008 Employees and Consultants Stock Compensation Plan as reflected in the following table as of December 31, 2008. Our directors, officers and affiliates cannot participate in this plan. As discussed below, we have compensated our officers and directors with stock options and stock bonuses, but those are ad hoc determinations made by our board of directors and are not pursuant to any plan. These ad hoc grants have not been submitted to the shareholders for approval.

Equity Compensation Plan Information

Equity Compensation Plan Information

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-30,000,000-	-0-	-0-

Total	-30,000,000-	-0-	-0-

As we reported in a Form 8-K dated March 31, 2009, our board of directors adopted our 2009 Equity Incentive Plan and issued options to various persons, including management and directors of the Company. The effectiveness of the 2009 Equity Incentive Plan and the options granted are subject to shareholder approval which must be obtained, if at all, before March 26, 2010.

Unregistered sales of equity securities and use of proceeds

On December 16, 2008, we issued 13,870,150 shares of our restricted common stock to Nestor Dimas Perez, a resident of Bolivia, in exchange for a convertible debenture totaling $27,000 plus $740.30 in accrued interest in accordance with the terms of the Debenture Agreement dated May 23, 2008. The conversion was executed at $.002 per share.

On December 26, 2008, we sold 27,500,000 shares of our common stock to Livstar Management Services, inc. at $0.016 per share or an aggregate of $27,500.

In every issuance described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In sixteen cases, as indicated above regarding residents of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. Our reliance on Regulation S was based on the fact that ten of the purchasers were non-residents of the United States. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Preferred Stock

In March 2005, we authorized 3,500,000 shares of our Series A Convertible Preferred Stock, none of which are currently issued or outstanding.

As of December 31, 2008 we had issued total of 3,556,004 shares of Series B Preferred Stock. All issuances of Series B Preferred Stock occurred in 2006 and 2007 with no new shares issued during 2008. The Series B Preferred Stock referred to above has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. As of April 1, 2009, 98% or 3,476,004 of the outstanding Series B shares had been converted into 869,001,000 common shares, leaving 80,000 left to convert into 20,000,000 common shares.

On December 29, 2008 our board of directors voted to approve a Certificate of Designation of the Preferences and Rights of Series C Contingent Convertible Preferred Stock (“Certificate of Designation”). That Certificate of Designation (which is an amendment to our articles of incorporation) is attached as Exhibit to this Current Report. This act by our board designated one Series C contingent convertible preferred share out of our 10 million preferred shares authorized in our Articles of Incorporation. The Certificate of Designation made each share of Series C Contingent Convertible Preferred Stock (the “Series C Preferred”) convertible to 487,746,250 of our common shares. The conversion may only occur following the occurrence of a “Conversion Event” as defined in the Certificate of Designation. A Conversion Event will occur upon additional common shares being available after the authorization by our shareholders of an increase in our number of common shares or the reorganization of our common stock through a reverse split. Each share of Series C Preferred votes with the common stock, and is entitled to as many votes as the shares of common stock into which the Series C Preferred is convertible, assuming that a Conversion Event has occurred. The Series C Preferred is entitled to dividends and distributions upon liquidation as though it were fully converted to common stock.

On December 29, 2008 we received from Golden Eagle Mineral Holdings, Inc. (“GEMH”) the tender of, and our board of directors approved the receipt by us into treasury of, 487,746,250 shares of our common stock owned by GEMH in exchange for one share of our Series C contingent convertible preferred stock. As a result of the conversion of 487,746,250 common shares into one Series C Preferred share we reduced the number of common shares outstanding by 487,746,250. Because a Conversion Event has not yet occurred, the Series C Preferred is not convertible at the present time.

Convertible Debentures

During the year ending December 31, 2008 we entered into 15 Convertible Debenture Agreements and issued 15 Convertible Debentures totaling $363,500 which were reported in Forms 10-Q dated June 30, 2008 and September 30, 2008. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. As of December 31, 2008, $139,500 of these debentures had been converted into 64,062,754 common shares leaving debentures totaling $224,000 convertible into 112,000,000 common shares.

As these debentures carry a conversion price that was less than market price on the date of issuance, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the nine outstanding debentures as of December 31, 2008 is $224,000. On the balance sheet they have been discounted by $162,395 to $61,605. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. As of December 31, 2008, $173,298 has been accreted to financing costs.

Issuances of common stock after our year-end of December 31, 2008 (not previously reported on Form 8K).

On January 28, 2009, we sold 29,100,000 restricted shares of our common stock to Dewey L. Williams and 29,100,000 restricted shares of our common stock to The Dewey L. Williams Profit Sharing Plan and Trust at $0.0007 per share or an aggregate of $40,740. Of this amount $20,000 was in cash, $20,000 was from the redemption of Convertible Debentures dated September 15, 2008 and $740 was accrued interest. We relied upon Sections 4(2) and 4(6) of the Securities Act.

On January 28, 2009, we sold 182,000,000 shares of our common stock to Jose Edmundo Arauz, a resident of Bolivia, at $0.0007 per share in exchange for $127,400 in debt.

On January 28, 2009, we sold 58,867,486 shares of our common stock to Nestor Dimas Perez, a resident of Bolivia, at $0.0007 per share in exchange for $41,207 in debt.

In every issuance described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In two cases, as indicated above regarding residents of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Use of Proceeds

Not applicable. Although we received proceeds from the sale of our private placement common stock and Series B Preferred Stock, as described above and under the immediately above indicated exemptions, we did not file any Registration Statement during our 2008 Fiscal Year, whereby we would receive proceeds from the resale of our common stock by selling shareholders or sale of any securities by us to the public.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable. We made no repurchases or our equity securities during our Fiscal Year 2008.

Item 6. Selected Financial Data

Because we meet the definition of a smaller reporting company, as defined by Rule 229.10(f)(1) of Regulation S-K, we are not required to provide the information required by this item in accordance with Item 301(c) of Regulation S-K.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Overview

We are engaged in minerals industry related operations in Bolivia and Nevada and seek to generate revenues, income and cash flows from the sale of gold and copper and the operation of milling and processing facilities. We generated $19,307 in gold sales from our C Zone mine and mill in Bolivia during the quarter ending December 31, 2008. We also generated $577,136 in revenues from the operation of the Jerritt Canyon mill during the four-month period ending December 31, 2008. Prior to the revenues here referenced, we had not generated any operating revenues since November 2004. Since inception, our operations have been severely impacted from a lack of working capital and financing. Additionally, our operations have experienced additional cost and time delays due to the remote location of our Bolivian properties and our headquarters being more than 4,000 miles from our corporate offices.

From our inception, we have not been profitable. We have financed our operations through debt and equity placements to accredited investors. These placements have diluted the interests of our existing shareholders, but have allowed us to continue the development necessary to commence and continue our production at our Cangalli claims and to acquire and maintain our other prospects, in addition to allowing us to complete our administrative obligations. We have at times encountered difficulties in meeting our obligations to pay our bills timely. To the extent that we have been able to do so, we have paid most of our bills through the present through equity and debt financing, with the exception of currently due obligations and about $145,218 in obligations that are more than 60 days past due as of December 31, 2008.

Uncertainties and Trends

Our revenues are dependent now, and in the future, upon the following factors:

o	Price volatility in worldwide commodity prices, including gold, copper and other minerals, which is affected by: (a) interest rates; (b) currency exchange rates; (c) currency exchange rates; (c) inflation or deflation; and (d) speculation;

o	Global and regional supply and demand of gold, copper and other minerals, including investment, industrial and jewelry demand;

o	Political and economic conditions of major gold, copper or other mineral-producing countries; and

o	Threatened and actual changes to the Bolivia Mining Law and taxation scheme that may cause increased regulations, greater controls over our mining activities, or other unanticipated consequences, and related increased costs of conducting operations in Bolivia

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto.

(a)     Liquidity and capital resources – 2008 and 2007

(a)(1) Continuing working capital deficit

Our working capital deficit for at least the past five years has limited our ability to expand our operations and pursue our business plan. The following table sets forth our continuing working capital at December 31, 2008 and 2007.

Years ended December 31,	2008	2007

Current Assets	$ 209.392	$ 96,792
Current Liabilities	(1,326,991)	(913,735)

Working Capital (Deficit)	($1,117,599)	($ 816,943)

Our current assets increased by $112,601 from $96,792 as of December 31, 2007 to $209,392 for the comparable 2008 period. The increase was due to a $52,141 increase in cash and a $24,022 decrease in prepaid expenses and an increase of $84,482 in accounts receivable related to our Jerritt Canyon operations.

Our working capital deficit increased by $300,656 to $1,117,599 as of December 31, 2008, from $816,943 for the comparable 2007 period. Accounts payable and accrued expenses increased to $281,232 on December 31, 2008 from $193,558 on December 31, 2007. Accounts payable and accrued expenses increased primarily as a result of our operations at Jerritt Canyon for which we expect to receive reimbursement from Queenstake USA.

Other notes payable increased to $468,285 as of December 31, 2008, from $214,111 on December 31, 2007. The increase was primarily due to a new $220,000 note payable to Casco Credit which we incurred on December 24, 2008; we used the proceeds from this note for working capital, to pay salaries and to reduce other debt instruments.

Related party debt decreased to $57,525 as of December 31, 2008 from $92,350 on December 31, 2007.

A convertible debenture that we issued in 2007 remained constant in 2008 at $249,000. This convertible debenture matured on May 2, 2008; however, we entered into an agreement with the debenture holder to extend the maturity date until May 2, 2009. We are unsure whether we will be able to pay this debenture and accrued interest when due. In order to do so, we will need additional financing, which may consist of the $500,000 loan anticipated from Queenstake USA, or we may have to seek other financing sources or negotiate with the creditor to extend again the due date of the debenture.

As of December 31, 2008, we owed $17,270 in past due interest on this debenture. We entered into an additional 15 debenture agreements totaling $363,500 during 2008. As of December 31, 2008 $139,500 of these debentures had converted into common stock during 2008 leaving an outstanding balance of $224,000. These debentures have two year maturity dates from the date of the debenture and mature between May and September of 2010 and may be converted into our common stock.

Accrued interest decreased to $65,857 as of December 31, 2008, from $110,187 as of December 31, 2007. The decrease was due to the accrual of interest on the outstanding notes less payments in cash and the conversion of interest into common stock.

Deferred wages for employees both in the U.S. corporate offices and in Bolivia increased to $205,092 as of December 31, 2008, from $54,529 as of December 31, 2007. We also owe past-due salary obligations to our president, Terry C. Turner. Mr. Turner has, in the past years, waived certain salary obligations without receiving any consideration from the Company:

o	During 2008, Mr. Turner waived $60,000 of his salary accrual that was past due.

o	On December 31, 2004, 2005, and 2006, Mr. Turner waived $60,000 each year (a total of $180,000); and

o	In 2003 and 2001, Mr. Turner waived $36,457 and $443,772 respectively.

We continue to owe Mr. Turner $216,783 in back salary in addition to the foregoing waivers; however, he has agreed with us that this liability bears no interest. During the period preceding the passage of the Sarbanes-Oxley Act of 2002 and its included prohibition against loans to executive officers, we loaned Mr. Turner $216,783 on an irregular basis to assist him in meeting his personal obligations because we were not able to pay him his salary on a consistent basis. The receivable from Mr. Turner and payable to Mr. Turner are netted out to a zero balance and do not appear on our balance sheet.

We continue to focus on conserving cash, setting priorities for our most important obligations and seeking other means to pay or defer any obligations as necessary as a result of our continuing working capital deficit.

(a)(2) Property and equipment

During 2008, we increased our property and equipment net of depreciation and impairment by $261,834, or 5.6%, to $5,914,522 at December 31, 2008 as compared to $5,652,688 at December 31, 2007. Mining equipment increased by $138,163 to $733,353 as of December 31, 2008 from $595,190 as of December 31, 2007. The majority of this increase came from the build out of our C Zone gold processing mill in eastern Bolivia. Additionally, we impaired $246,845 of our Precambrian property as a result of our decision on March 1, 2009 to allow certain of our Precambrian claims to expire.

Years ended December 31,	2008	2007

Mining equipment	$ 733,353	$ 595,190
Gold Bar Mill and Plant - idle	3,980,000	3,980,000
Mine development costs	752,339	336,260
Mining properties	1,414,997	1,356,948
Office equipment	137,356	110,710
Vehicles	116,182	110,018
Accumulated depreciation, depletion and impairment	1,219,705	(836,438)

Fixed assets net	$5,914,522	$ 5,652,686

(a)(3) Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$ 281,232	$ 281,232	$ -	$ -
Deferred wages	145,092	145,092	-	-
Other notes payable	468,285	468,285	-	-
Related party payable	57,525	57,525	-	-
Accrued interest	65,857	65,857	-	-
Debentures payable	473,000	249,000	224,000	-
Exploration & production Buen Futuro	301,000	-	301,000	-
Production penalties consulting fees	180,000	36,000	72,000	72,000
Mining claim fees	246,860	49,372	98,744	98,744
Building leases	6,382	6,382	-	-

Total contractual cash obligations	$2,225,233	$1,358,745	$695,744	$170,744

We have material capital commitments that will require us to obtain adequate financing to meet our obligations and are subject to risks of default and forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $281,232, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. The increase in accounts payable is primarily related to accounts and wages payable at Jerritt Canyon.

2.	We have notes payable, including:

a.	A note totaling $202,840 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2009.

b.	A note totaling $39,945 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2009.

c.	A note totaling $5,500 payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009.

d.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% maturing on March 24, 2009.In the event of default, this note at the option of the holder become due and payable and the amount due shall accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada.

e.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of December 31, 2008 we accrued interest totaling $7,559. On February 6, 2009 this note was extended until May 9, 2009.

3.	A debenture payable to a shareholder, Aloha Holdings, Inc., in the amount of $249,000, which bears interest at 7% per annum with a default rate of 10% per annum which matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. We have elected to extend the maturity date of this note to May 2, 2009. We are currently in default on this note due to the failure to pay interest in a timely manner and as of December 31, 2008 we owe $17,270 in accrued interest.

4.	As of December 31, 2008, we have 9 Convertible Debentures outstanding totaling $224,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 112,000,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $224,000. On the balance sheet they have been discounted by $162,395 to $61,605. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. As of December 31, 2008, $222,554 has been accreted to financing costs.

5.	Our obligation to pay accrued interest on Items 1-4 in the amount of $65,857. Interest on these notes is expensed each quarter and accrued.

6.	On December 29, 2008 we received from Golden Eagle Mineral Holdings, Inc. (“GEMH”) the tender of, and our board of directors approved the receipt by us into treasury of, 487,746,250 shares of our common stock owned by GEMH in exchange for one share of our Series C contingent convertible preferred stock. As a result of the conversion of 487,746,250 common shares into one Series C Preferred share we reduced the number of common shares outstanding by 487,746,250.

7.	Our obligation for monthly lease payments of $1,563 per month for our Salt Lake City, Utah office, which terminates on July 31, 2009. We have the option of canceling the remaining lease by paying of one additional month’s rent. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office until February 15, 2009. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent until June 1, 2009.

8.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development. A more detailed explanation of our properties and which claims we renewed can be found in Part 1, Item 2, Properties.

9.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of December 31, 2008, we owed $42,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property.

10.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000.

11.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake Resources USA, Inc. through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007 which replaced an earlier agreement dated April 18, 2007. As of December 31, 2008, we had paid Livstar $5,000 under this agreement. As this commission is contingent upon revenues received from our agreement to operate the Jerritt Canyon Mill we have not included a commitment amount in the forgoing chart.

12.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake Resources USA, Inc. and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of December 31, 2008, we owed Mr. Wilson $2,942 under this agreement which is included in our accounts payable. As this payment is contingent upon revenues received from our agreement to operate the Jerritt Canyon Mill and the idle Gold Bar Mill we have not included a commitment amount in the forgoing chart.

(a)(4) Derivative liability

We have no derivative liabilities.

(a)(5) Equity

Stockholders’ equity remained approximately constant during our 2008 fiscal year, increasing by less than ¾ of 1% at December 31, 2008 when shareholders’ equity was $4,700,318 as compared to $4,665,738 as of December 31, 2007.

(a)(6) Off-balance sheet arrangements.

         We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under whom we have;

o	an obligation under a guarantee contract,

o	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,

o	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

o	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

(a)(7) Results of operations.

The following sets forth certain information regarding our results of operations as of December 31, 2008 and 2007.

Years ended December 31,	2008	2007
Revenues	$ 596,443	$ -
Production costs	(498,741	-
Exploration & development costs	(174,710)	(297,776)
General and administrative	(1,115,540)	(1,218,035)
Depreciation and depletion	(21,381)	(25,043)
Operating (loss)	(1,213,928)	(1,540,855)
Interest expense	(156,193)	(92,349)
Gain (Loss) on sale of fixed assets	13,096	(1,509)
Asset impairment	(246,845)	(107,425)
Financing costs	(222,554)	(4,647,263)
Other income (loss)	130,043	11,764
Net (loss)	$(1,696,382)	$(6,377,636)
Net (loss) per share - basic and diluted	(.00)	(.01)
Weighted average shares - basic and diluted	1,898,367,966	830,814,298

Our operations have resulted in significant losses and negative cash flow from operations during approximately the past five years as we have invested in exploration on our mining concessions, and in property acquisitions.

Revenue.     Revenue increased to $596,443 in 2008 from $0 in 2007. Revenue was generated during from two sources.

(a)	We generated $19,307 from the sale of gold during the quarter ending December 31, 2009. Gold was generated from our C Zone mine and mill in eastern Bolivia. This gold was mined and milled prior to the cessation of operations at the C Zone in November, 2008.

(b)	We generated $577,136 in revenue during the period September through December of 2008 through our contract with Queenstake Resources USA, Inc. to operate the Jerritt Canyon mill located 50 miles north of Elko, Nevada. During this period of time the mill was not in operation, however, we provided maintenance services, regulatory environmental compliance and assistance in the application process needed to gain approval to restart milling operations at Jerritt Canyon. We had no interest in the Jerritt Canyon mill during 2007 and therefore recognized no revenues from its operation.

Production costs. Production costs incurred at

(a)	the C Zone mine and mill located in eastern Bolivia during the quarter ending December 31, 2008 totaled $25,071; and

(b)	Production costs incurred from our Jerritt Canyon operations during the period September through December 2008 totaled $473,670.

We incurred $0 production costs during 2007 as we generated $0 no revenue during that year. Any production costs associated with the operation of our C Zone pilot plant were classified as Exploration and Development costs.

Exploration & development. Exploration and mine development costs decreased by $123,066, or 41%, to $174,710 during 2008 from $297,776 during 2007. The decrease in 2008 was the result of the transition of our C Zone mine and plant from development and pilot operations to production during the quarter ending September 30, 2008. Further decreases in exploration and development costs resulted from the political climate in Bolivia and the cessation of all Bolivian operations during the quarter ending December 31, 2008.

General and administrative expenses. Our general and administrative expenses decreased by $102,495, or 8.4%, to $1,115,540 during 2008 from $1,218,035 during 2007. We attribute the decrease in our general and administrative expenses to the reduction of staff at our corporate offices and offices in Bolivia, a reduction in legal expenses resulting from the settlement of legal issues during 2008 and an increased emphasis on cost controls throughout the company.

Depreciation and depletion. Depreciation and depletion decreased by $3,662 to $21,381 in 2008 from $25,043 in 2007. The decrease in 2008 was the result the decrease in the amount of equipment being depreciated through the sale and disposal of equipment in previous periods.

Operating expenses. During 2008, our operating expenses increased by $269,518 or 17% to $1,810,372 from $1,540,855 during 2007. The increase was the result of production costs incurred at Jerritt Canyon.

Interest expense. Interest expense during 2008, increased by $63,844 to $156,193 from $92,349 during 2007. The increase during 2008 was primarily the result of the elimination of increased debt and the payment of penalty interest on past due notes.

Gain on sale of fixed assets. During 2008 we experienced a gain on sale of fixed assets in the amount of $13,096 compared to a loss of $1,509 during 2007. The gain was primarily the result of the sale of certain pieces of equipment at our Gold Bar mill and plant that are not required for a restart of plant operations. We also had sales of equipment in Bolivia during 2008, however, the gain on the sale of certain items was offset by the loss on the sale of other items which essentially netted out the gain and loss.

Asset impairment. During 2008, we incurred an impairment expense of $246,845 related to the partial impairment of the acquisition cost of our Precambrian properties. On February 28, 2009 we allowed our claims on 87,733 acres of our Precambrian Shield properties in eastern Bolivia to lapse. We renewed our claims on 18,031 acres which we believed to have the greatest potential for gold and copper mineralization. As 82.28% of our Precambrian claims were not renewed, we impaired 82.28% of our $300,000 acquisition cost from 2002. During 2007 we impaired $107,425 which was related to our Cangalli mine. We have fully impaired all assets related to our Cangalli operation with the exception of certain buildings located in Cangalli which we are attempting to sell.

Financing costs. During 2008 we incurred financing costs of $222,554 related to the sale of debentures during 2008. These debentures were convertible into our restricted common stock and carried a conversion price less than the market price on the date if sale. As a result of this discounted conversion price the rules of beneficial conversion applied. The difference between market price and the conversion price was accounted for as a discount against each individual debenture and the discount was amortized over the two year term of each debenture. Additionally if a debenture was converted during the year the remaining amount of the unamortized discount was expensed as a financing cost during the year. This amortized amount was expensed as a financing cost and totaled $222,554 during 2008. During 2007 we incurred financing costs related the issuance of our Series B Convertible Preferred stock in the amount of $4,647,263. This expense was the result of the issuance of Series B preferred stock to debt holders and for cash consideration with a conversion rate less than the market price on the date of issuance.

Net loss. Our net loss for 2008 decreased by $4,681,254 to ($1,696,382) compared to ($6,377,636) during 2007, resulting in a basic per-share loss of $(.00) in 2008 as compared to $(.01) in 2007 based on weighted average shares outstanding — basic of 1,898,367,966 and 830,814,298 respectively. The decrease in net loss was primarily related to the decrease in financing costs of $4,424,709 with the remaining decrease resulting from the reduction of operating costs.

Since commencing operations, our general, administrative and other costs have exceeded the resources we have generated through operations. As described above in “Liquidity and Capital Resources,” we have been dependent on loans from affiliated and unaffiliated parties, and debt/equity financing, to meet our working capital obligations and to finance our continuing operating losses. Our current lack of production further complicates our ability to raise cash from these sources. While we believe that our agreement to operate the Jerritt Canyon Mill will be profitable and result in positive cash flow to the company, there can be no assurance that we will be able to continue to finance our operating losses. We have, however, been able to raise additional funds in the past and we believe that we will be able to do so in the future.

(a)(8) Cash flow

We have been able to meet our working capital obligations and cover our net loss through the issuance of stock for cash and services as referenced above in Part II, Item 5. By deducting certain other non-cash expenses, we achieved net cash flows from operating activities of ($554,447) in 2008 and ($1,401,837) in 2007. We also invested $542,187 in property and equipment during 2008 and $306,887 in property and equipment in 2007. Net cash flows provided by our financing activities totaled $1,148,775 in 2008 and 1,710,039 in 2007. Cash increased to $54,883 as of December 31, 2008 from $2,742 in 2007.

Net cash flows
Years ended December 31,	2008	2007

Net gain (loss)	($1,696,382)	($6,377,636)
Net cash flows used by operating activities	(554,447)	(1,401,837)
Cash flows from investing activities	(542,187)	(306,887)
Net cash flows provided by financing activities	1,148,775	1,710,039
Net increase (decrease) in cash	52,141	1,315
Cash beginning of period	2,742	1,427
Cash end of period	$54,883	$2,742

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

From time-to-time, as necessary, our officers have deferred collection of their salaries and have advanced funds to us on a short-term basis to conserve our cash for other purposes. We have also negotiated with certain debt holders to accept equipment for outstanding debt or to convert debt to preferred stock, including:

o	$57,525 in notes payable to our current directors and officers

o	Our officers and employees have also deferred payment of a portion of their 2008 salary until funds are available to pay these wages. As of December 31, 2008 total deferred salary from our officers and employees was $205,092.

Although we have been successful in obtaining funds to date, there can be no assurance that we will be able to continue to be successful in doing so. Our ability to finance our operations will, in the end, be dependent on our ability to generate cash flow from operations, of which there can be no assurance.

(b) Special non-cash impact due to options

No options have been issued during the past three years. No options are outstanding as of December 31, 2008, although certain options were issued in March 2009 (subject to shareholder approval).

(c) Plan of operations

To accomplish our strategy we intend to carry out the steps in our Plan of Operations, which are summarized below:

o	Commence production at the Jerritt Canyon gold mill as the contract mill operator. As of the date of this filing, we employ 70 workers at Jerritt Canyon to operate the mill. The Mill Operating Agreement requires that Queenstake Resources USA pays all expenses and pays us an 8% cost-plus administrative fee, as well as a 20% fee on profits. Furthermore, Queenstake USA must make a $500,000 operating loan to us. Although we have received the necessary governmental approvals for the recommencement of operations, certain steps are still being taken to bring the Jerritt Canyon mill into full-scale production. Operations have begun at the Mill and we project, but cannot assure, that the Mill will be in full operation by April 30, 2009.

o	Determine if we will perform contract ore milling at the current Gold Bar site in Nevada, enter into a joint venture for milling ore at the Gold Bar site, or sell the mill to another mining company for the purpose of processing ore at the Gold Bar site. Also, determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortfall in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million. We currently do not have sufficient financing available for the Gold Bar mill and we are focusing our efforts on the Jerritt Canyon gold mill as described above.

o	We will continue to monitor and evaluate the political and tax climate in Bolivia with regards to recommencing mining and milling operations at our C Zone mine and mill. We will also continue our discussions with potential joint venture partners that may be willing to provide funding and operate the C Zone mine and mill. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to permit recommencement of operations (assuming without assurance that we have the financing necessary for those operations).

o	Obtain estimated financing or income from our diversification of $200,000 for the remaining costs pertaining to the construction and operation of a 1,000-tpd processing plant on our C Zone gold project and an additional estimated $200,000 to increase our capacity to 2,000 tpd. This financing or income would only be invested after the careful analysis that we currently have underway about whether, and under what conditions, we will want to operate the C Zone mill. We also intend to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. We have been in discussions with third-party mining investors from Europe and Bolivia regarding joint venture efforts for the final exploration and feasibility work on these gold and copper prospects. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to be attractive to potential joint venture partners and to permit recommencement of operations (assuming without assurance that we have [directly or through joint venture partners] the financing necessary for those operations).

o	We intend to maintain our mining claims on the Buen Futuro 2,500-acre site as well as other critical claims in the Precambrian Shield surrounding the Buen Futuro claims not included in the A Zone, as well as the remainder of our 42,731-acre remaining landholding as best we can, given our current lack of liquidity and the current political and tax climate in Bolivia as described above. We will continue to monitor and evaluate the political and tax climate in Bolivia and we may reestablish our exploration and development efforts at Buen Futuro should conditions in Bolivia improve. We cannot however guarantee that we will develop the Buen Futuro project. We will continue to seek joint venture partners to develop the region. We estimate costs for this additional exploration work to total $1,000,000 over the next two years. We also cannot guarantee at this time that negotiations with joint possible joint venture partners will result in the development of the Buen Futuro project.

o	Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies other than fulfilling our contract to operate the Jerritt Canyon mill requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

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

(d) Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods. We have, however, seen a significant increase in the cost of diesel fuel, when we have been able to obtain fuel in Bolivia. Such fuel cost increases will impact our operations as we ramp up mining and recovery operations. We have been informed by our contract miner that they intend to increase costs above that which was originally quoted to recover the increased cost of fuel. We are currently evaluating the impact of these fuel cost increases on our projected income.

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

(e)(2) Effect of new accounting pronouncements

SFAS No. 159 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, No Controlling Interests in Consolidated Financial Statements- An Amendment of ARB No 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

SFAS No. 141 (revised) In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

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

Item 8. Financial statements and supplementary data

The financial statements and supplementary data required by this item are contained on pages F-1 through F-29.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

There were no disagreements with our accountants and auditors on any matters of accounting principles, practices or financial statement disclosures during 2008 and 2007 through the present.

Item 9A. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures on December 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with our filing of our annual report on Form 10-K for the year ended December 31, 2008.

Changes in internal controls.

We have made, and will need to continue to make, substantial financial and man-power investments in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.   Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. We have expanded our use of outside consultants to prepare for the Section 404 requirements. If our independent auditors are unable to provide an unqualified attestation report on such assessment when such report is required, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

|X|	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

|X|	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

|X|	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

We are not an “accelerated filer” for the 2008 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to us. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Management’s report was not subject to an attestation by our registered public accounting firm pursuant to the temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B Other information

We have disclosed all information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this report and subsequent to year-end.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of directors and executive officers

The following table sets forth certain information concerning our directors and executive officers (including of our subsidiaries) as of March 31, 2009.

Name	Age	Position	Term of Office
Terry C. Turner (1)	56	Chairman of the Board of Directors, President & CEO	2/14/97-present
Alvaro Riveros	66	Director	1/5/04-present
Harlan M. (Mac) DeLozier, II (2)	65	Director Vice President Bolivian Administration	9/28/06- present 3/1/97- present

Tracy A. Madsen(3)	47	Secretary/Treasurer/CFO/ Vice President US Administration	2/13/03-present
Blane W. Wilson	46	Chief Operating Officer	4/18/08-present

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

Blane W. Wilson was appointed Chief Operating Officer on April 18, 2008. Mr. Wilson’s immediate focus will be to serve as the mill manager of the Jerritt Canyon mill under our operating agreement with Queenstake Resources USA, Inc. Additionally, he is responsible for the development of various potential business opportunities for our Gold Bar CIP gold mill located 25 miles northwest of Eureka, Nevada. Mr. Wilson has 24 years of experience managing milling and processing operations in the mining industry. He previously was Corporate Operations Manager for the Queenstake Resources USA’s Jerritt Canyon gold mine, which is located north of Elko, Nevada. Mr. Wilson was at the Jerritt Canyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981, the Jerritt Canyon mine has produced more than 8 million troy ounces of gold. At the Jerritt Canyon mine, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel. He also served on our Technical Advisory Board since February of 2008 and advised us in the past on various potential projects involving the Gold Bar mill.

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

(g)       Code of ethics

We adopted a Code of Ethics on March 23, 2004, that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling persons, or persons performing similar functions. A copy of the Code was included as an exhibit to this annual report for the period ending December 31, 2003. In addition, our Code of Ethics is available on our web site at www.geii.com under the caption “Investor Relations: Code of Ethics.” A copy of our Code of Ethics is available to any person, without charge, by faxing a request to our Chief Financial Officer at our corporate offices at (801) 619-1747.

The Code has not been amended since the filing. We have not granted any waivers to our code of ethics.

(h) Nominating Procedures

We have not changed our nominating procedures during the past fiscal year or subsequently. As described above, we do not have a nominating committee and, as a result, the Board of Directors performs the functions of the nominating committee and will direct and oversee the process by which individuals may be nominated to our Board of Directors.

The functions performed by the Board of Directors include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Board of Directors will consider candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the shareholders.

The Board of Directors will consider nominees proposed by our shareholders. To recommend a prospective nominee for the Board of Directors’ consideration, you may submit the candidate’s name by delivering notice in writing to the Board of Directors at t.turner@geii.com or via first class U.S. mail, at the Company’s address.

A shareholder nomination submitted to the Board of Directors must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to us by the date mentioned in the most recent proxy statement under the heading “Proposal From Shareholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5:

(i)	The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;

(ii)	The number of shares and description of our voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;

(iii)	The name, address, telephone number, fax number and e-mail address of the person being recommended to the nominating committee to stand for election at the next annual meeting (the "proposed nominee") together with information regarding such person's education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information.

(iv)	Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K.

(v)	Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K).

(vi)	Information regarding the share ownership of the proposed nominee required by Item 403 of Regulation S-K.

(vii)	Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K.

(viii)	Information regarding any material direct or indirect relationship between the person submitting the recommendation and the proposed nominee.

(ix)	The signed consent of the proposed nominee in which he or she

a.	consents to being nominated as a director of Golden Eagle International, Inc., if selected by the nominating committee;

b.	states his or her willingness to serve as a director if elected for compensation not greater than that described in the most recent proxy statement;

c.	states whether the proposed nominee is "independent" as defined by New York Stock Exchange Company Guide ss.303A.02; and

d.	attests to the accuracy of the information submitted pursuant to paragraphs (i), (ii), (iii), (iv), (v), (vi), (vii) and (viii), above.

Although the information may be submitted by fax, e-mail, mail or courier, the Board of Directors must receive the proposed nominee’s signed consent, in original form, within ten days of making the nomination.

When the information required above has been received, the Board of Directors will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of the Company and the qualifications of such proposed nominee to fulfill those needs.

The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Board of Directors will:

1.	Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors: leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. We will periodically assess the criteria to ensure it is consistent with best practices and the goals of Isonics Corporation.

2.	Identify individuals who satisfy the criteria for selection to the Board of Directors and, after consultation with the Chairman of the Board of Directors, make recommendations to the Board of Directors on new candidates for Board of Directors membership.

3.	Receive and evaluate nominations for Board of Directors membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Board of Directors and applicable laws.

We have not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Neither the Company nor the Board of Directors has received a recommended nominee from any shareholder that beneficially own more than 5% of our common stock or group of shareholders that beneficially own more than 5% of our common stock.

(i) No Audit Committee

Inasmuch as the Company is not a listed issuer, the Company has not appointed an audit committee and has not identified an audit committee financial expert. Consequently, the board of directors performs the duties of the audit committee.

Our common stock is quoted on the OTC Bulletin Board; that trading medium does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have adopted the definition of independence used by the NYSE Alternext US (formerly the American Stock Exchange, or AMEX), which may be found in the New York Stock Exchange Company Guide at §303A.02. Under this definition, none of our directors are independent, because our Board of Directors cannot affirmatively determine that any of our directors do not have a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities of a director.

(j) Section 16(a) beneficial ownership reporting compliance

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2008, with the exception of one late filing of a Form 4 by Golden Eagle Mineral Holding, Inc. that was filed on April 15, 2008.

Item 11. Executive compensation

(a)     Summary compensation table (Items 402(l), (m) and (n))

The following table sets forth information regarding compensation paid to our Executive Officers which received in excess of $100,000 in compensation for the years ended December 31, 2006, 2007 and 2008. No other person who is currently one of our executive officers earned salary and bonus compensation exceeding $100,000 during any of the last three years. The table below includes all compensation paid to them during the years stated.

Long Term Compensation
		Annual Compensation		Awards
Name & Title	Year	Salary	Bonus	Restricted Stock	Securities Underlying Options & SARS	All Other Compensation
Terry C. Turner CEO, President, Chairman
	2006	$176,152(A)	$60,000 (B)
	2007	$135,700(A)	$60,000 (B)
	2008	$135,700(A)	$60,000 (B)
Tracy A. Madsen CFO, VP, Secretary & Treasurer
	2006	$77,499(C)		$22,612		$22,755
	2007	$104,918(C)				$50,000(F)
	2008	$65,833(C)		$25,000
Harlan M. (Mac) DeLozier Director/VP
	2006	$91,000(G)
	2007	$99,101(G)				$50,000(H)
	2008	$52,980(G)
Blane W. Wilson Chief Operating Officer
	2008	78,462(I)$			150,000(J)

(A)     During 2006, Mr. Turner received his annual compensation of $150,000 plus $26,152 in accrued salary that was owed to him from 2005. During 2007 Mr. Turner received his base salary of $150,000 plus $38,502 which was owed to him from previous years. Effective January 1, 2008 Mr. Turner’s salary was increased to $180,000 per year. Mr. Turner received payments against his accrued salary of $135,700. As of December 31, 2008, Mr. Turner was owed $44,300 in accrued salary that he deferred from 2008 that will be paid during 2009.

(B)     These bonus payments reflect non-cash debt forgiveness. At December 31, 2008, Mr. Turner owed us $216,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $216,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001). During 2006, 2007 and 2008 Mr. Turner waived $60,000 of unpaid accrued salary each year. The board of directors has approved this arrangement on our behalf. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002. The cashless bonus for 2008 was deducted from the $216,783 that is owed to Mr. Turner and is included in the wages payable account.

(C)     During 2006 and 2007 Mr. Madsen’s annual salary was $91,000. During 2005 he deferred $16,833 of accrued salary to be paid when sufficient funds were available. During 2006 $9,249 of accrued salary was paid to him. As of December 31, 2006, 7,584 in accrued salary was owed to him. During 2007 Mr. Madsen received his base salary plus $13,918 which was owed to him from previous periods. Effective January 1, 2008 Mr. Madsen’s salary was increased to $110,000 annually. During 2008, Mr. Madsen deferred $44,167 in salary to be paid during 2009.

(D)     On August 11, 2006, Mr. Madsen was granted 1,726,092 shares of S-8 common stock in accordance with his employment agreement in lieu of a cash payment for services provided during 2005. Shares were valued at $.0131 per share based on the closing price of the stock on the date of the grant. On April 5, 2008, Mr. Madsen was granted 3,205,128 shares of restricted stock in accordance with his employment agreement at price of $.0078 per share totaling $25,000.

(E)     Mr. Madsen resigned as an officer on August 15, 2006 and was reappointed as an officer on November 14, 2006. During this period of time, we contracted with a company controlled by Mr. Madsen to provide accounting and administrative support. Total fees paid to Avcon services during 2006 were $22,755.

(F)     On April 11, 2007, we entered into a convertible promissory note with Mr. Madsen with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses payable in our common shares. This note was for $50,000, and had a term of 2 years, and is payable in cash or is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. On February 6, 2009 we extended the maturity date of this note until May 7, 2009.

(G)     During 2005 and 2006, Mr. DeLozier’s annual salary was $91,000. Effective on January 1, 2008 Mr. DeLozier’s salary was increased to $110,000 annually. Mr. DeLozier was paid $52,980 during 2008 and agreed to defer $52,451 in accrued salary until 2009.

(H)     On April 11, 2007, we entered into a convertible promissory note with Mr. DeLozier with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses for 2005 and 2006 payable in our common shares. This note was for $50,000, and had a term of 2 years, and was convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. On February 4, 2008, Mr. DeLozier converted his note payable into 5,947,564 shares of common stock for the $50,000 note payable and accrued interest. Mr. DeLozier is still owed a contractual stock bonus of $25,000 for 2007.

(I)     On April 18, 2008 Mr. Wilson was appointed as our Chief Operating Officer. His employment agreement specifies a base salary of $120,000 per year.

(J)     As part of our employment agreement with Mr. Wilson we agreed to grant a signing bonus in the form of a $100,000 in options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the date of the execution of the agreement, which was April 18, 2008. Additionally we agreed to grant a $25,000 quarterly bonus in the form of options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the last date of each 90 day period.

     Mr. Wilson’s employment contract stipulates that after he has been employed for a period greater than six months, he is entitled to severance compensation equal to one full year of his annualized base salary, payable within 45 days after the date of termination. We have no other plans that result in the payment or accrual for payment of any amounts to any executive officer in connection with his or her resignation, retirement, or other termination, or change of control or change in the executive officer’s responsibilities.

(b)     Narrative Disclosure to Summary Compensation (Item 402(o))

The narrative description of the material factors necessary to an understanding of the information disclosed in the Summary Compensation Table is disclosed in the notes to the Table included above.

(c) Outstanding Equity Awards at Fiscal Year End

Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date ($)	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Terry C. Turner	-	-	-	-	-	-
Tracy Madsen	-	-	-	-	-	-
Harlan M. (Mac) DeLozier	-	-	-	-	-	-
Blane Wilson	13,927,577	-	$ .00718	4/18/2011	-	-
	3,720,238	-	$ .00672	7/17/2011	-	-
	7,668,712	-	$ .00326	10/15/2011	-	-

(d) Additional Narrative Disclosure (Item 402(q))

As part of employment agreement with Blane Wilson, our Chief Operating Officer dated April 18, 2008 we agreed to the following options:

Signing Option. A grant of a signing bonus in the form of an option (the “Signing Option”) on the date of the execution of this Agreement, with a three-year term, to purchase from the Company the number of shares of its common stock (the “Common Stock”) that could be purchased with $100,000 at an exercise price equal to the average of the closing sales prices for the 10 trading days prior to the date of the execution of this Agreement. Provided, however, that the Employee understands and agrees that in the event that the Company requires the use of its currently-authorized shares for financing purposes to promote the best overall interests of the Company, then the Employee will accept shares of the Company’s Series C Contingent Convertible Preferred Stock (to be created) convertible to a number of the Company’s common shares offered through this Signing Option if and when those shares are authorized by a meeting of the shareholders. The Signing Option shall vest immediately upon the execution of this Agreement and shall terminate upon the expiration of three years or after (i) any termination of the Employment Period by the Company by reason of Cause, and (ii) upon any Change in Control of the Company. For purposes of this Agreement, a “Change of Control” shall mean any transaction or series of related transactions after the date hereof which result in (A) a transfer of more than fifty percent (50%) of the Common Stock by one or more shareholders of the Company, other than transfers pursuant to a merger or consolidation of the Company, (B) any sale of all or substantially all of the assets of the Company, or (C) any merger or consolidation of the Company with or into any other corporation, where more than fifty percent (50%) of the equity securities of the surviving or resulting corporation (by voting power) are directly or indirectly controlled by persons other than shareholders of the Company immediately prior to such merger or consolidation. All percentages referenced herein shall be determined on a fully diluted basis.

Quarterly Option Bonus. A grant of quarterly bonus in the form of an option (the “Quarterly Option”) on the date of the expiration of each 90-day period, or quarter, from the date of the execution of this Agreement, while the Employee remains employed by the Company, said Quarterly Option to have a three-year term, to purchase from the Company the number of shares of its common stock (the “Common Stock”) that could be purchased with $25,000 at an exercise price equal to the average of the closing sales prices for the 10 trading days prior to the last date of each 90-day period. Provided, however, that the Employee understands and agrees that in the event that the Company requires the use of its currently-authorized shares for financing purposes to promote the best overall interests of the Company, then the Employee will accept shares of the Company’s Series C Contingent Convertible Preferred Stock (to be created) convertible to a number of the Company’s common shares offered through this Quarterly Option if and when those shares are authorized by a meeting of the shareholders. The Quarterly Option shall vest immediately upon the last day of each 90-day period that the Employee continues to be employed by the Company and will terminate upon the expiration of three years or after (i) any termination of the Employment Period by the Company by reason of Cause, and (ii) upon any Change in Control of the Company as defined immediately above.

(e) Compensation of Directors (Item 402(r))

We reimburse directors for travel and related expenses associated with Board of Directors’ meetings. Effective January 1, 2007, we began compensating our non-employee director (being only Mr. Riveros) $1,000.00 per month for attending any Board of Directors’ meetings held within that month telephonically or in person. The following table sets forth information regarding the cash compensation paid to our directors during our year ended December 31, 2008:

Name	Fees earned	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alvaro Riveros	$ 8,000	-	-	-	-	-	$8,000

We currently have three directors on our Board of Directors.

Alvaro Riveros received fees of $11,000 during 2007 and $8,000 during 2008.

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

(f)     Employment contracts and termination of employment and change-in-control arrangements

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

We have an employment contract with Blane W. Wilson, our Chief Operating Officer, for the period commencing April 18, 2008 through April 11, 2011. We agreed grant a signing bonus in the form of a $100,000 in options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the date of the execution of the agreement which was April 18, 2008. Additionally we agreed to grant a $25,000 quarterly bonus in the form of options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the last date of each 90 day period.

We also agree to pay a 3% override or royalty payment on the net smelter return for the Gold Bar Mill if and when we are able to bring the plant into production. We also agreed to pay 3% of the compensation (not including reimbursement of expenses incurred) received as a result of our agreement with Queenstake Resources USA, Inc. to operate the Jerritt Canyon Mill.

     Mr.Wilson’s employment contract stipulates that after he has been employed for a p eriod greater than six months he is entitled to severance compensation equal to one full year of his annualized base salary, payable within 45 days after the date of termination. Additional terms of this agreement may be found in our 8K’s filed on April 22, 2008 and an amendment to this employment agreement included as an exhibit to this report.

We have no other compensatory plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with us, or from a change in control of us or a change in the individual’s responsibilities following a change in control.

(g) Compensation Committee Interlocks and Insider Participation (Item 407(e)(4))

The Company does not have a compensation committee. In each case, compensation decisions are made by the Board of Directors, and the only persons participating in the deliberations concerning executive compensation were the directors. No executive officer who is not a director participated in those deliberations.

None of our executive officers:

o	served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors;

o	served as a director of another entity, one of whose executive officers served on our board of directors); or

o	served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

(h) Compensation Committee Report

Not required, inasmuch as the Company is a smaller reporting company.

(i) Report on repricing of options/SARs

Not applicable, as no options or SARs were repriced during the fiscal year ended December 31, 2008 or subsequently.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

(a)     and (b) Security ownership of certain beneficial owners and management

At December 31, 2008, and subsequently, we had only three classes of outstanding voting securities, (a) our common stock (referred to herein as the “Common Stock”); (b) Series B Preferred Stock which is convertible into restricted common shares if and when common shares are available. Series B preferred shares have voting rights equivalent of the number of common shares into which the preferred shares may at some point be converted; and (c) Series C Preferred Stock which is convertible into common shares of our stock. We currently have one share of Series C Convertible shares that may be converted into 487,746,250 shares of our common stock if and when such shares may become available. The Series C shares carries 487,746,250 voting rights.

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

The following tables assume, based on our stock records, that there are 1,535,897,333 shares of our common stock, $.0001 par value, currently issued and outstanding making up our undiluted share total. Additionally, there are 80,000 Series B Preferred Shares, at $.01 par value, issued and outstanding and convertible into 20,000,000 common shares and 1 share of our Series C Preferred shares which is convertible into 487,746,250 common shares if and when such shares become available.

o	The Holders of the Series B Shares presently have the right to vote two hundred fifty (250) common shares for every one (1) Series B share, and

o	the holder of the Series C share has the right to 487,746,250 votes on all matters presented to the common stockholders.

The Series B and C Holders are not required to convert their Series B shares into common stock prior to voting at any meeting of the shareholders or on any matter presented to the common shareholders.

As of the date of this filing, Series B and C Preferred shareholders are entitled to 507,746,250 votes or 23.44% percent of the total shares of all classes entitled to vote on all matters presented to the common stockholders at any meeting. Additionally, during 2008 we sold convertible debentures totaling $363,500 convertible into 181,750,000 shares of our restricted common stock. As of December 31, 2008, $139,500 of debentures had been converted into 64,062,754 restricted common shares leaving $224,000 in convertible debentures that are eligible to be converted into 121,960,000 common shares. These shares have been included in the fully diluted share total but do not carry voting rights until they are converted into common shares. Fully diluted share total for purposes of the following two charts as of December 31, 2008 was 2,043,765,543.

SECURITY OWNERSHIP OF BENEFICIAL OWNER

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock (After Conversion of Preferred Shares)
Golden Eagle Mineral Holdings, Inc.(1) Chancery Court, Leeward Highway Providenciales, Turks and Caicos Islands	487,746,250	-%	23.86%
Kevin Pfeffer (2) 5307 Aerie Ct. Clarksville, MD, 21029	115,944,494	7.54%	5.67%
Dewey L. Williams (3) 6860 N. Dallas Pkwy, Suite 200 Plano, TX 75024	106,191,750	6.90%	5.19%
Lone Star Equity Group LLC (4) Suite 540 Houston, TX 77057	105,662,500	6.9%	5.16%
Total	815,544,994	21.34%	39.90%%

(1)     Golden Eagle Mineral Holdings, Inc. converted 1,995,985 Series B Preferred shares into 498,996,250 common restricted shares on December 17, 2007. On December 29, 2008 we received from Golden Eagle Mineral Holdings, Inc. (“GEMH”) the tender of, and our board of directors approved the receipt by us into treasury of, 487,746,250 shares of our common stock owned by GEMH in exchange for one share of our Series C contingent convertible preferred stock. As a result of the conversion of 487,746,250 common shares into one Series C Preferred share we reduced the number of common shares outstanding by 487,746,250. As such GEMH holds 0% of our common stock outstanding, but beneficially owns 487,746,250 shares, which is 22.52% of our fully diluted stock. Golden Eagle Mineral Holdings Inc. is not affiliated with Golden Eagle International Inc. as a subsidiary or through any other business relationship other than its greater than 10% ownership share in Golden Eagle International Inc.‘s common stock.

(2)     Kevin Pfeffer resigned as our Director on December 4, 2006. Mr. Pfeffer also received 57,608,593 shares of our common stock as settlement for $230,434 in outstanding debt, expenses that he had accrued as a director and penalties on January 25, 2008. The share total for Mr. Pfeffer was obtained from a Form 13D filed on March 16, 2009.

(3)     The share data includes, Dewey Williams, The Dewey Williams Profit Sharing Plan & Trust and The Dewey Williams Roth IRA. The data for Mr. Williams was obtained from a Form 13D filed on October 10, 2008.

(4)     Lone Star Equity Group, LLC, share information was obtained from a Form 4 filed on August 13, 2008.

The following table sets forth information as of the date of this filing, with respect to the ownership of our common stock for all directors, individually; all executive officers named in the compensation table; all executive officers and directors as a group.

SECURITY OWNERSHIP OF MANAGEMENT
Name and Address of Director or Executive Officer	Shares of Common Stock Beneficially Owned	Percent of Undiluted Common Stock Outstanding	Percent of Fully Diluted Common Stock
Terry C. Turner Chief Executive Officer/ President/Chairman 9661 South 700 East Salt Lake City, Utah 84070	-	-	-
Harlan M. (Mac) DeLozier Director/VP(1) 9661 South 700 East Salt Lake City, Utah 84070	5,997,564.004		.003%
Tracy A. Madsen (2) CFO/VP 9661 S 700 E Sandy, UT 84070	5,128,720.003		.002%
Alvaro Riveros Director 9661 South 700 East Salt Lake City, Utah 84070	-	-	.012%
Blane W. Wilson(3) Chief Operating Officer 9661 S 700 E Sandy, UT 84070	25,316,526	-	-
Officers and Directors as a Group	34,642,810.007		.017%

(1)	Mr. DeLozier received a convertible note payable representing 5,555,556 shares on February 6, 2007 as consideration for our contractual obligation to pay him $25,000 per year in stock representing two years. On February 4, 2008, Mr. Delozier converted this note into 5,997,564 which was the principal amount of the note and accrued interest. This total is included in all categories of the chart above.

(2)	Mr. Madsen received 3,205,128 restricted shares on March 31, 2008 as part of his employment agreement for 2007. Mr. Madsen also holds a convertible note payable representing 5,555,556 shares on February 6, 2007 as consideration for our contractual obligation to pay him $25,000 per year in stock plus a $25,000 bonus. As of the date of this report, Mr. Madsen had not converted this note to common stock and these shares are not included Shares of Common Stock Beneficially Owned number or the Percent of Undiluted Common Stock Outstanding calculation listed above. Total shares owned by Mr. Madsen or to which Mr. Madsen has a right to convert his note into as of the date of this report are 10,684,276. As shares from the convertible note are not in the money and since the note can be paid in either shares or stock at the election of the holder, these shares are not included in the fully diluted number.

(3)	Mr. Wilson received options allowing him to purchase 25,316,256 shares of our common stock during 2008. For a more detail description of these options see Part III, Item 11 (c) and (d).

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

(c) Changes in control

The holders of our Convertible Series C Preferred share are entitled to 487,746,250 votes for each preferred share. If and when the Series C preferred share is converted into common stock, the Series C preferred shareholder will control 23.86% of our fully diluted common stock. Even before conversion, the holder of the Series C Preferred Stock is entitled to vote at shareholders’ meetings on an “as converted” basis and is, therefore, the shareholder with the largest vote.

(d)     Securities authorized for issuance under equity compensation plans

As a subsequent event, on March 27, 2009 our Board of Directors approved the Golden Eagle International, Inc. 2009 Equity Incentive Plan (the “Plan”). The Plan is intended to provide incentives to officers, employees and other persons, including consultants and advisers, who contribute to our success by offering them the opportunity to acquire an ownership interest in it or increase their ownership interest. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of its shareholders.

The Plan provides for a maximum of 750,000,000 shares of common stock to be reserved to be issued upon the exercise of options (“Options”) or the grant of restricted stock awards (“Bonuses”). Adoption by the Board of Directors is contingent upon obtaining shareholder approval by March 26, 2010. The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options, which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

We plan to seek shareholder approval of the Plan no later than the next annual shareholders meeting: (i) to satisfy the contingency to the Board of Directors’ adoption of the Plan; and (ii) to permit the issuance of Options which will qualify as Incentive Options pursuant to the Code.

The Plan is administered by the Board of Directors since we have not appointed a Compensation Committee. In addition to determining who will be granted Options or Bonuses, the Committee (or the Board in the absence of the Committee) has the authority and discretion to determine when Options and Bonuses will be granted and the number of Options and Bonuses to be granted. The Board (or, if appointed, the Committee) also may determine a vesting and/or forfeiture schedule for Bonuses and/or Options granted, the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plan. The Board (or Committee) may determine the purchase price of the shares of common stock covered by each Option and determine the Fair Market Value per share. The Board (or Committee) also may impose additional conditions or restrictions not inconsistent with the provisions of the Plan. The Board (or Committee) may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. If the number of shares reserved under the Plan is increased, shareholder approval must be obtained on the amendment to increase the shares reserved.

The Board (or Committee) also has the power to interpret the Plan and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

The grant of Options or Bonuses under the Plan does not confer any rights with respect to continuation of employment, and does not interfere with the right of the recipient or the Company to terminate the recipient’s employment, although a specific grant of Options or Bonuses may provide that termination of employment or cessation of service as an employee, officer, or consultant may result in forfeiture or cancellation of all or a portion of the Bonuses or Options.

In the event a change, such as a stock split, is made in our capitalization which results in an exchange or other adjustment of each share of Common Stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding Option. The Board (or, if appointed, the Committee) also may make provisions for adjusting the number of bonuses or underlying outstanding Options in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding Common Stock. Options and Bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the Option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the Board (or, if appointed, the Committee) may provide that each Option granted under the Plan shall terminate as of a date fixed by the Committee.

The exercise price of any Option granted under the Plan must be no less than 100% of the “fair market value” of our Common Stock on the date of grant. Any Incentive Stock Option granted under the Plan to a person owning more than 10% of the total combined voting power of the Common Stock shall be at a price of no less than 110% of the Fair Market Value per share on the date of grant.

The exercise price of an Option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the Option, or in a combination of cash, shares and property. Unless otherwise stated by Board (or Committee) resolution, the Options can also be exercised pursuant to “net exercise” procedures which permit the fair market value of the Options (equal to the value of the underlying shares less the exercise price) to be used to pay the exercise price. The Board (or Committee) shall determine whether or not property other than cash or Common Stock or a net exercise may be used to purchase the shares underlying an Option and shall determine the value of the property received. The Plan provides that, unless otherwise provided by the Board (or the Committee), Options granted under the Plan survive a Change of Control (as that term is defined in the Plan) and for 18 months following a Change of Control if the holder is terminated as an employee of the Company without cause following a Change of Control

At the time of adoption of the Plan, the Board also granted certain options to a number of officers and key employees. The Options were granted subject to shareholder approval, and if the shareholders do not approve the Plan by March 26, 2010, the options granted to the officers and key employees will be lost. Assuming that our shareholders approve the Plan when presented, the Options granted have an exercise period of three years from the date of grant (that is, through March 26, 2012) at an exercise price of $0.0018 per share (the average of the closing price for the 10 trading days prior to March 27, 2009, plus an additional 25% above that average price). The Board considered several factors in granting the options to our executives and key employees such as length of service; sacrifices made during the period of service, such as foregoing salary, personal operating loans made to us to allow us to continue in operation, voluntary reductions in salary, forgiveness of significant salary arrearages for the benefit of the Company, etc.; the past and ongoing contribution made to maintaining the Company in operation despite significant challenges, and to its recent successes in opening potential new avenues for progress. The following is a list of the options granted executive officers under the Plan:

Terry C. Turner, President, Chief Operating Officer and Chairman of the Board of Directors	200,000,000
Harlan (Mac) DeLozier, Vice President for Bolivian Operations and Director	100,000.000
Tracy A. Madsen, Vice President for U.S. Operations, Chief Financial Officer, Corporate Secretary and Treasurer	75,000,000

Alvaro Riveros, Director	10,000,000
Blane W. Wilson, Chief Operating Officer	80,000,000

Options to acquire 36,500,000 shares were granted on the same terms to persons who are neither executive officers nor directors of the Company. The Plan will be presented in more detail in a Proxy Statement when the shareholders’ consideration and approval for the Plan is sought at a future date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a) Indebtedness

Accrued Compensation. During 1997 through 2001, we did not have the funds to pay salaries to our president, Terry C. Turner. As a result, his salary accrued unpaid through a portion of 2002 when we paid only $103,000 of the $200,000 owed to him during that year.

On December 31, 2001, Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him. During 2002 and 2003, Mr. Turner waived an additional$60,000 and $36,457 respectively. During 2004, 2005, 2006, 2007 and 2008 Mr. Turner waived an additional $60,000 each year respectively of the amount owed to him. As of December 31, 2008, the total sum that we owed Mr. Turner was $216,783 in accrued compensation. Our indebtedness to Mr. Turner is non-interest bearing.

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

Repayment of Loan and Accrued Compensation. The Board of Directors determined that Mr. Turner would receive a $60,000 per year non-cash bonus that is used to pay down notes he owes to us. All repayments are made with after tax dollars. Mr. Turner in turn forgives the portion of the accrued salary that we owe to him in order to keep the note payable and the note receivable in balance. These reductions have occurred in 2007 and 2008 and are expected to continue until both the advances to Mr. Turner and the unpaid salary are reduced to zero. As of December 31, 2008, the total amount owed by Mr. Turner was $216,783 and equaled the amount that we owed to him. For purposes of the consolidated financial statements this note payable and note receivable are netted out to $0.

Current Deferred Compensation. As of December 31, 2008, we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	Amount
Terry C. Turner	Chief Executive Officer	$104,300
Tracy A. Madsen	Chief Financial Officer	44,167
Harlan M. (Mac) DeLozier	VP Bolivia Administration	52,451
Total		$200,918

(b) Loans to Golden Eagle from affiliates

In addition, as described elsewhere in this report, our officers have advanced funds to us for operations in Bolivia and to cover overhead in the US.

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end
2008
	Harlan (Mac) DeLozier	$38,497	$(49,847)	$-
	Tracy Madsen(A)	27,000	(98,000)	-
	Marco Venegas	32,468	(42,468)	-
	Total	$ 94,365	$(168,965)	$-
2007
	Terry Turner	$245	$(345)	$-
	Harlan (Mac) DeLozier	11,350	(14,300)	11,350
	Tracy Madsen(A)	121,000	(52,500)	71,000
	Marco Venegas	10,000	-	10,000
	Total	$142,595	$(67,145)	$ 92,350

(A)	Loans from Mr. Madsen were made from Avcon Services, Inc. a company owned and controlled by him. Avcon Services, Inc. was paid $36,741 in interest for loans made to the company over the past two years.

Item 14. Principal accountants’ fees and services

Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, with respect to the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007. Our Bolivian Subsidiaries were audited by Pozo & Asociados S.R.L., an independent member of Baker Tilly International.

Audit Fees. In connection with professional services rendered for the audit of our annual financial statements reported under Form 10-K for the year ended December 31, 2007 and the reviews of the first, second and third quarter’s 2008 financial statements included in our quarterly reports filed on Form 10-Q for that year, Chisholm Bierwolf & Nilson billed us fees in the aggregate amount of approximately $31,371. Total fees paid to Chisholm, Bierwolf & Nilson for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2007 and for the audit of the 2006 financial statements reported under Form 10-K were $23,488. Total fees paid to Chisholm, Bierwolf & Nilson for the audit of the 2008 financial statements reported under Form 10-K are estimated to be approximately $28,000. In connection with professional services rendered for the audit of our annual financial statements reported under Form 10-K for the year ended December 31, 2007 and the reviews of the 2008 quarterly financial statements included in our quarterly reports filed on Form 10-Q for that year, Pozo & Asociados S.R.L. billed us fees in the aggregate amount of approximately $11,000. Total fees paid to Pozo & Asociados S.R.L. for the review of the quarterly financial statements included in reports filed under Form 10-Q for 2007 and for the audit of the 2006 financial statements reported under Form 10-K are estimated to be approximately $11,000.

Audit Related Fees. There were no fees billed in each of the last two fiscal years (ended December 31, 2008 and 2007) for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”.

Financial Information Systems Design and Implementation Fees. We did not pay any fees to Chisholm, Bierwolf & Nilson or Pozo & Asociados S.R.L. for professional services rendered for financial information systems design and implementation as that term is defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

All Other Fees. During the fiscal years ended December 31, 2008 and 2007, there were no other fees paid Chisholm, Bierwolf & Nilson or Pozo & Asociados S.R.L. for any other auditing or accounting services.

Total Fees.

The total estimated fees charged for all services by Chisholm, Bierwolf & Nilson:

During the fiscal year ended December 31, 2008:	$31,371
During the fiscal year ended December 31, 2007:	$23,487

The total fees charged for all services by Pozo & S.R.L.:

During the fiscal year ended December 31, 2008:	$11,000
During the fiscal year ended December 31, 2007:	$11,000

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

PART IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

3.1	Articles of Incorporation, as amended, incorporated by reference.
3.2	Bylaws, incorporated by reference.
4.1	Certificate of Designation for the Series B Convertible Preferred Stock, incorporated by reference.
10.1	Series B Convertible Preferred Stock Subscription Agreements, incorporated by reference.
14.1	Code of Ethics, incorporated by reference.
21.1	Golden Eagle Bolivia Mining S.A., incorporated under the laws of Bolivia; Eagle Mining of Bolivia, Ltd., incorporated under the laws of Bolivia; Golden Eagle International, Inc. (Bolivia), incorporated under the laws of Bolivia, all incorporated by reference.

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350
32.2	Certification by the Principal Financial Officer pursuant to Section 1350
99.1	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
99.2	Proxy Statement, Definitive 14A dated August 6, 2007 filed with the SEC on August 6, 2007 (incorporated by reference)

99.3	Incorporated by reference from our Form 8-K reporting an event of February 7, 2008
99.4	Incorporated by reference from our Form 8-K reporting an event of April 22, 2008
99.5	Incorporated by reference from our Form 8-K reporting an event of December 30, 2008
99.6	Incorporated by reference from our Form 8-KA reporting an event of January 1, 2009
99.7	Incorporated by reference from our Form 8-K reporting an event of January 15, 2009
99.8	Incorporated by reference from our Form 8-K reporting an event of February 5, 2009
99.9	Incorporated by reference from our Form 8-K reporting an event of March 31, 2009

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

April 15, 2009

/s/ Terry C. Turner —————————————— Terry C. Turner, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Chairman of the Board of Directors and Principal Executive Officer Date: April 15, 2009

By: /s/Alvaro Riveros —————————————— Alvaro Riveros Director Date: April 15, 2009

By: /s/ Harlan M. (Mac) Delozier —————————————— Harlan M. (Mac) Delozier Director Date: April 15, 2009

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen, Corporate Secretary, Treasurer and Principal Accounting Officer Date: April 15, 2009

Exhibit 31.1 Section 302 Certification

CERTIFICATION

I, Terry C. Turner, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2008 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 15, 2009

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

Exhibit 31.2 Section 302 Certification

CERTIFICATION

I, Tracy A. Madsen, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2008 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: April 15, 2009

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Exhibit 32.1 Section 906 Certification

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry C. Turner, Principal Executive Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2009

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

EXHIBIT 32.2 Section 906 Certification

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Eagle International, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tracy A. Madsen, Principal Financial Officer, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Golden Eagle International, Inc.

        We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated), 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 28% and 30% of total consolidated assets as of December 31, 2008 and 2007 respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2008 and 2007 is based solely on the report of the other auditors.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that Golden Eagle International, Inc. will continue as a going concern. As discussed in Note A to the financial statements, Golden Eagle International, Inc. has a significant working capital deficit, has incurred significant losses since inception, and is dependent of financing to continue operations. These issues raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Golden Eagle International, Inc. Bolivia

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. Bolivia of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International, Inc. at December 31, 2008 and 2007 and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The financial statements for Golden Eagle International, Inc. Bolivia have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has incurred substantial losses since its inception. The Company currently has no mineral production and requires significant additional financing to satisfy its outstanding obligations and resume and expand mining production. In addition, the Company’s ability to conduct operations remains subject to other risks. Unless the Company successfully obtains suitable significant additional financing and can resume and expand its production, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

POZO & ASOCIADOS C.P.A. S.R.L.

NIT. 121611023

Lic.     Aud. Enrique Pozo Balderrama NIT. 271218014 MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
January 25, 2009

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007	2008	2007

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 54,833	$ 2,742
Net accounts receivable	84,482	-
Prepaid expenses	70,027	94,049

Total current assets	209,392	96,791

PROPERTY AND EQUIPMENT
Mining equipment and property	733,353	595,190
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	336,260
Mineral properties	1,414,997	1,356,948
Office equipment	137,356	110,710
Vehicles	116,182	110,018

	7,134,228	6,489,126
Less accumulated depreciation and impairment	(1,219,705)	(836,438)

Total property and equipment	5,914,522	5,652,688

Total Assets	$ 6,123,913	$ 5,749,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 281,232	$ 193,558
Deferred wages	205,092	54,529
Other notes payable	468,285	214,111
Related party payable	57,525	92,350
Covertible debenture	249,000	249,000
Accrued interest payable	65,857	110,187

Total current liabilities	1,326,991	913,735

Convertible notes payable - net	-	109,006
Debentures (net)	61,605	-

Total long term liabilities	61,605	109,006

Common Stock payable	35,000	61,000
Commitments and contingencies	-	-

Total Liabilities	1,423,596	1,083,741

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,001 and 345,961 issued and outstanding respectively	800	3,460
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
1,535,897,333 and 1,602,510,490 issued and outstanding shares, respectively	153,589	160,251
Additional paid-in capital	60,999,285	59,259,002
Accumulated (deficit)	(56,453,357)	(54,756,975)

Total stockholders' equity	4,700,318	4,665,738

Total Liabilities and Stockholders Equity	$ 6,123,913	$ 5,749,479

The footnotes are an integral part of these consolidated financial statements
F-3

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

REVENUES	$ 596,443	$ -
OPERATING EXPENSES
Production Costs	498,741	-
Exploration and development	174,710	297,776
General and administration	1,115,540	1,218,035
Depreciation and depletion	21,381	25,043

Total operating expenses	1,810,372	1,540,854

OPERATING (LOSS)	(1,213,928)	(1,540,854)

OTHER INCOME (EXPENSE)
Interest expense	(156,193)	(92,349)
Gain (loss) on sale of assets	13,096	(1,509)
Asset impairment	(246,845)	(107,425)
Accretion of note discount	(222,554)	(4,647,263)
Other, net	130,043	11,764

Total other income (expense)	(482,453)	(4,836,782)

Loss before income taxes	(1,696,382)	(6,377,636)
Income taxes	-	-
NET (LOSS)	$(1,696,382)	$(6,377,636)

Basic and diluted (loss) per share	(0.00)	(0.01)

Weighted average shares outstanding - basic and diluted	1,898,367,966	830,814,298

The footnotes are an integral part of these consolidated financial statements
F-4

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,696,382)	$(6,377,636)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	232,538	107,103
Stock payable for services	(26,000)	61,000
Stock issued for financing fees	10,000	-
Stock issued for exploration and development	52,733	-
Stock issued for interest	92,129	3,846
Stock issued for payables	81,603	-
Depreciation	21,381	132,468
Impairment of assets	246,845	-
Accretion of note discount	222,554	-
Financing costs - preferred stock	-	4,647,263
Expensing of options	87,800	-
(Gain) loss on disposition of assets	(13,095)	1,509
Changes in operating assets and liabilites
Decrease (increase) in accounts receivable	(84,482)	-
Decrease (increase) in prepaid expenses and other costs	24,022	(73,852)
Increase (decrease) in deferred wages	150,563	(708)
Increase (decrease) in accounts payable	87,674	30,617
Increase (decrease) in accrued interest	(44,330)	66,553

Net cash flows (used by) operating activities	(554,447)	(1,401,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(542,187)	(306,887)

Net cash flows provided by (used) in investing activities	(542,187)	(306,887

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	27,000	142,595
Repayments to related parties	(98,000)	(67,145)
Proceeds from other notes payable	684,150	1,151,288
Repayments of other notes payable	-	(25,000)
Proceeds from debentures	363,500	-
Preferred stock sold	-	508,301
Common stock sold	172,125	-

Net cash flows provided by financing activities	1,148,775	1,710,039

NET INCREASE (DECREASE) IN CASH	52,141	1,315
CASH - BEGINNING OF PERIOD	2,742	1,427

CASH - END OF PERIOD	$54,883	$2,742

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred stock issued for debt (see note e)	$653,110	$1,043,155
Account payable to convertible notes payable		$$109,006

Cash paid for
Interest	54,937	21,551
Taxes	-	-

The footnotes are an integral part of these consolidated financial statements
F-5

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity For the Period January 1, 2007 through December 31, 2008

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balance at January 1, 2007	1,998,598	19,866	789,999,990	$79,000	$49,000,939	$(48,379,339)	$720,486

Issued for services ($.008 to $.011 per share)	-	-	10,000,000	1,000	94,000	-	95,000
Preferred stock issued for cash	508,301	5,083	-	0	(5,083)	-	-
Preferred stock issued in exchange for debt	1,043,155	10,432	-	-	(10,432)	-	-
Preferred stock issued in exchange for interest	3,846	38	-	-	(38)	-	-
Preferred stock issued for service	12,103	121	-	-	(121)	-	-
Preferred stock converted to common stock	(3,210,042)	(32,100)	802,510,500	80,251	3,161,891	-	3,210,042,
Financing Costs	-	-	-	-	7,017,846	-	7,017,846
Net (loss)	-	-	-	-	-	(6,377,636)	(6,377,636)

Balance at December 31, 2007	345,961	3,460	1,602,510,490	$160,251	$ 59,259,002	$ (54,756,975)	$ 4,665,738

Stock issued for cash ($.0008 to $.005 per share)	-	-	66,331,877	6,633	165,492	-	172,125
Issued for services ($.008 to $.011 per share)	-	-	50,613,877	5,061	227,477	-	232,538-
Issued for exp. and dev. ($.002 to $.0078) per share)	-	-	11,116,236	1,112	51,621	-	52,732
Issued for debt ($.002 to $.01)	-	-	226,581,345	22,658	814,184	-	836,842
Preferred stock converted to common stock	(265,961)	(2,660)	66,490,500	6,649	(3,989)	-	-
Common stock converted to Series C preferred	1	-	(487,746,250)	(48,775)	48,775	-	-
Value of options granted	-	-	-	-	87,800	-	87,800
Discount on debentures	-	-	-	-	348,925	-	348,925
Net (loss)	-	-	-	-	-	(1,696,382)	(1,696,382)

Balance at December 31, 2008	80,001	$ 800.00	1,535,897,333	$153,589	$ 60,999,285	$ (56,453,357)	$ 4,700,318

The footnotes are an integral part of these consolidated financial statements
F-6

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (“we,” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. We are engaged in contract gold milling operations in the state of Nevada in the United States. We have also been involved in the business of minerals exploration, mining and milling operations,in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however, those operations are temporarily suspended pending changes in the social/political and mine taxing environments in Bolivia.

We have entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”) to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada.

        Additionally we own the following gold mills which are not currently in operation:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill	Ascension de Guarayos, Bolivia	Owned

As of the 2008 year-end, we owned the following mineral prospects in Bolivia which are not currently in operation, but are being maintained (except as set forth in notes 1 and 2, below):

Tipuani-Cangalli prospect (1)	Number Acres	Status
Cangalli claims	5,000 acres	Owned
Tipuani prospect	7,000 acres	Owned

Precambrian Shield (2)
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

1 On March 1, 2009, we elected not to renew our mining concessions for the Tipuani-Cangalli prospect in western Bolivia, which consisted of 12,000 acres in the Tipuani River Valley.

2 On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada on October 14, 2008. From mid September until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, in securing approval from the Nevada Division of Environmental Protection (NDEP) to restart milling operations at Jerritt Canyon. On March 25, 2009 approval was granted by the NDEP to recommence operations at the Jerritt Canyon mill and we recommenced those operations on that day.

None of our mining prospects are currently in the production stage. Our production operations on our Tipuani-Cangalli prospect ceased in June 2004 as a result of a local farmers’strike and certain legal issues particular to Bolivia with which we were not associated. Since then, the Bolivian government has become more hostile to investment from the United States, and we have reduced our operations in Bolivia significantly We also discontinued mining and milling operations on our C Zone mine and mill in December of 2009 due to the shortage of diesel fuel, political instability and a substantial change in the Bolivian tax structure for mining companies that severely limited our ability to become profitable on our Bolivian operations.

Organization of Subsidiaries and Bolivian Mining ActivitiesIn January 1996, we organized two Bolivian corporations, Golden Eagle Bolivia Mining, S.A. (“GEBM”) and Eagle Mining of Bolivia, Ltd. (“EMB”), to acquire mining rights to 5,000 acres from United Cangalli Gold Mining Cooperative, Ltd. (“UCL”). We own a majority interest in those companies. In 2001, Golden Eagle formed a wholly owned Bolivian corporation, Golden Eagle International, Inc. Bolivia (“GEII Bolivia”) to conduct all continuing operations in Bolivia. In 2002, we transferred substantially all agreements, obligations, assets and mining rights in Bolivia to GEII Bolivia. GEBM and EMB are currently inactive.

The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had negative working capital of $1,117,599 as of December 31, 2008 and we have incurred substantial losses of $56,453,357 since our inception. In addition, we discontinued operations at our Cangalli gold mine (in our former Tipuani-Cangalli prospect) in 2004 and our C Zone mine and mill in December 2008. We can provide no detailed time period as to if or when we may recommence operations at the C Zone, and (in fiscal 2009) we elected not to renew our mining concessions for our Tipuani-Cangalli prospect. As a result we have fully impaired all acquisition costs and capitalized development costs of our Tipuani-Cangalli prospect and a portion of our assets related to our Precambrian properties.

As a result of our discussion of our operating challenges in Bolivia above in Organization and Nature of Business, there is substantial doubt about our ability to continue as a going concern or, even if we are able to continue as a going concern, there is substantial doubt about our ability to operate our Bolivian properties given the current political, economic and tax environment. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We plan, but cannot assure that we will be able, to obtain additional funds, including private placements, short-term loans, suitable joint venture relationships and long-term debt financing from mining-related financial institutions and international development agencies or investors for our projects in Bolivia, if and when we elect to return to full operation there, as well as for the development of our Gold Bar mill in Nevada.

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

Reclassifications
Certain amounts in 2007 have been reclassified to conform to the 2008 presentation. These reclassifications were not material to the financial statements.

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

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with a major financial institution. The amount on deposit may occasionally exceed the $250,000 federally insured limit. However, management believes that the financial institution is financially sound and the risk of loss is low. Our prepaid expenses consist of value added taxes refundable and amounts held by third parties pending settlement for purchase of goods or services. We believe that the risk of realization is low. Current risk of any trade receivables from sale of minerals is minimized by the short periods for which any such receivables are outstanding. Of our total fixed assets net of depreciation and impairment, $1,933,802, or 33%, are located in Bolivia with the $3,980,720, or 67%, located in the United States.

Concentrations and Economic Vulnerability
Concentrations and economic vulnerability include reliance on two areas containing our mining prospects in isolated regions of a foreign country, limited financial capacity of related parties and/or others to continue funding operations and inability to rely on the future stability of the local, regional and national governments in Bolivia. If we are successful in achieving sustained, profitable commercial levels of production in Bolivia, we will need significant quantities of mining equipment and supplies that are presently in short supply or which may be locally unavailable. Weather may also impact mining operations and transportation of heavy mining equipment in many regions of Bolivia. In addition, we have in the past sold substantially all of our gold production to one buyer; however, gold is marketable throughout the world and future gold production (whether in the United States or in Bolivia) is easily marketable.

Fair Value of Financial Instruments
We follow Statement of Financial Standard (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s consolidated financial statements. Due to their short-term nature, the carrying value of our current financial assets and liabilities approximates their fair values. The fair value of our borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

Cash and Cash Equivalents
For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. During 2007 we had $0 accounts receivable and $0 allowance for uncollectible amounts. During 2008 all of our receivables are from one customer and one contract which are being paid. As we believe all current receivables are collectable we have taken $0 allowance for uncollectible amounts during 2008. We continue to analyze our receivables on a quarterly basis to determine if an allowance for uncollectible amounts is warranted.

Inventory
Inventories, if any, consist of in-process ore and gold inventories.

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and doré. In-process inventories are valued at the lower of average production cost or net realizable value. As of December 31, 2008 and 2007, there was no in-process inventory.

Gold inventories represent processed gold concentrates, doré and ingots. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to us. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2008 and 2007, we held no gold in inventory.

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

Depreciation expense totaled $21,381 and $25,043 for the years ended December 31, 2008 and 2007, respectively.

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

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tonnes of ore that are expected to be mined divided by the total tonnes in proven and probable reserves in the property. Depletion for the years 2008 and 2007 was $0, each year.

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

Long-Lived Assets
We follow Statement of Financial Standard (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. As of December 31, 2008 we fully impaired our property acquisition costs of our Tipuani-Cangalli prospect as well as the capitalized development cost as a result of our discontinuation of mining operations. We also impaired a portion of our Precambrian properties.

Revenue Recognition and Production Costs
With respect to our contract milling operations at Jerritt Canyon, revenue is generated in three manners; (a) Once we have incurred a cost on behalf of the owner (Queenstake USA), it is obligated to reimburse us for those expenses; (b) the owner is also obligated to pay us a percentage over the cost incurred; and (c) under our agreement, we earn a portion of the net income attributable to the milling operations. Revenues are recorded on the cost and the cost plus portion once the cost has been incurred. Revenues are recorded on our portion of net income on a monthly basis after total revenues and costs are calculated.

Revenue is recognized on our own mining and milling operations in Bolivia (none of which are currently ongoing) when the price is determinable, upon delivery and transfer of title of gold to the customer and when the collectability of sales proceeds is assured. Production costs of gold sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. Revenue generated during 2008 and 2007 is as follows;

Revenues Sources	2008	2007
Gold Sales - Bolivia	$ 19,307	$-
Mill Operating Revenue - Expense Reimbursement	474,878	-
Mill Operating Revenue - Cost Plus Fee	102,258	-
Mill Operating Revenue - Share of Net Income	-	-
Total	$596,443	$-

Reclamation and Remediation Costs (Asset Retirement Obligations)
We have adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In our current Bolivian operations, we do not have a legal or contractual obligation for reclamation or remediation of our mines after mining has ceased. As a result, the adoption of SFAS No. 143 does not currently have a material impact on our financial position, results of operations or cash flows. As the contract mill operator at Jerritt Canyon we have no environmental remediation responsibilities.

Stock Based Compensation
As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123 (Revised 2004), “Accounting For Stock Based Compensation,” (SFAS 123(R)) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date. No options were granted or outstanding as of December 31, 2007..

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to the following options:

Signing option. A grant of a signing bonus in the form of an option (the “Signing Option”) on the date of the execution of this Agreement, with a three-year term, to purchase from the Company the number of shares of its common stock (the “Common Stock”) that could be purchased with $100,000 at an exercise price equal to the average of the closing sales prices for the 10 trading days prior to the date of the execution of this Agreement. Provided, however, that the Employee understands and agrees that in the event that the Company requires the use of its currently-authorized shares for financing purposes to promote the best overall interests of the Company, then the Employee will accept shares of the Company’s Series C Contingent Convertible Preferred Stock (to be created) convertible to a number of the Company’s common shares offered through this Signing Option if and when those shares are authorized by a meeting of the shareholders. The Signing Option shall vest immediately upon the execution of this Agreement and shall terminate upon the expiration of three years or after (i) any termination of the Employment Period by the Company by reason of Cause, and (ii) upon any Change in Control of the Company. For purposes of this Agreement, a “Change of Control” shall mean any transaction or series of related transactions after the date hereof which result in (A) a transfer of more than fifty percent (50%) of the Common Stock by one or more shareholders of the Company, other than transfers pursuant to a merger or consolidation of the Company, (B) any sale of all or substantially all of the assets of the Company, or (C) any merger or consolidation of the Company with or into any other corporation, where more than fifty percent (50%) of the equity securities of the surviving or resulting corporation (by voting power) are directly or indirectly controlled by persons other than shareholders of the Company immediately prior to such merger or consolidation. All percentages referenced herein shall be determined on a fully diluted basis.

Quarterly option bonus.A grant of quarterly bonus in the form of an option (the “Quarterly Option”) on the date of the expiration of each 90-day period, or quarter, from the date of the execution of this Agreement, while the Employee remains employed by the Company, said Quarterly Option to have a three-year term, to purchase from the Company the number of shares of its common stock (the “Common Stock”) that could be purchased with $25,000 at an exercise price equal to the average of the closing sales prices for the 10 trading days prior to the last date of each 90-day period. Provided, however, that the Employee understands and agrees that in the event that the Company requires the use of its currently-authorized shares for financing purposes to promote the best overall interests of the Company, then the Employee will accept shares of the Company’s Series C Contingent Convertible Preferred Stock (to be created) convertible to a number of the Company’s common shares offered through this Quarterly Option if and when those shares are authorized by a meeting of the shareholders. The Quarterly Option shall vest immediately upon the last day of each 90-day period that the Employee continues to be employed by the Company and will terminate upon the expiration of three years or after (i) any termination of the Employment Period by the Company by reason of Cause, and (ii) upon any Change in Control of the Company as defined immediately above. We expensed $87,800 during 2008 in connection with the issuance of these options.

Date	Amount	Option Price	Quantity	Expiration
4/18/2008	$100,000	$.00718	13,927,577	4/18/2011
7/17/2008	25,000	.00672	3,720,238	7/17/2011
10/15/08	25,000	.00326	7,668,712	10/15/2011
Total	$150,000	$.01716	$25,316,526

Beneficial Conversion Feature of Debentures and Convertible Notes PayableIn accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

During the year ending December 31, 2008 we entered into 15 Convertible Debenture Agreements and issued 15 Convertible Debentures totaling $363,500 which were reported in Forms 10-Q dated June 30, 2008 and September 30, 2008. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. As of December 31, 2008, $139,500 of these debentures had been converted into 64,062,754 common shares leaving debentures totaling $224,000 convertible into 112,000,000 common shares. As these debentures carry a conversion price that was less than market price on the date of issuance, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the nine outstanding debentures as of December 31, 2008 is $224,000. On the balance sheet they have been discounted by $162,395 to $61,605. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. As of December 31, 2008, $173,298 has been accreted to financing costs.

We did, calculate a beneficial feature on our Series B Convertible Preferred stock which we issued in 2007 and 2006. The beneficial conversion was treated as a financing cost with the offsetting entry classified as a derivative liability. During 2007, we issued a convertible note payable in the amount of $45,030 to our former outside counsel, Burns, Figa & Will P.C. for past due legal services which is convertible into our common stock. As the conversion price of $.004 per share on the date of the note was less than the $.009 market price the beneficial conversion feature applied to this note. The following table demonstrates the accounting for debentures in 2008 and the convertible note payable issued during 2007.

Debentures and Convertible notes payable

Payable to	Debenture/note face amount	Discount beneficial conversion	Financing cost	Debenture amount outstanding	Net amount of debenture/note
2008
Debentures	$363,500	$162,395	$173,298	$224,000	$61,605
2007
Convertible Note Payable	45,030	36,024	49,256	-	-
Total	$408,530	$198,419	$222,554		$61,605

(Loss) Per Share
The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

Loss per share for the years ended December 31,	2008	2007

Net Loss	(1,96,382)	(6,377,636)
Weighted average shares outstanding - basic	1,847,498,030	830,814,298

Basic (loss) per share	(.00)	(.01)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation

Fully diluted shares for the years ended December 31,	2008	2007

Basic shares outstanding	1,535,897,333	1,602,510,490
Series B conversion	20,000,000	86,490,500
Series C conversion	487,746,250	-
Convertible debentures	121,960,000	10,000,000
Convertible notes payable	-	22,368,720

Total	2,043,765,543	1,721,369,710

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

2008

Stock issued for interest	$ 92,129
Stock issued for debt	$ 653,110
Stock issued for services	$ 285,270
Stock issued for financing fees	$ 10,000
Stock issued for payables	$ 81,603
Expensing of options	$ 87,500
Financing cost of preferred stock/debentures	$ 222,554

2007

Accrued interest paid with preferred stock - recorded as derivative liability	$ 3,846
Debt paid with preferred stock - recorded as derivative liability	$ 1,043,155
Preferred stock issued for services	$ 12,103
Preferred stock issued in exchange for common stock	$(3,210,042)
Financing cost of preferred stock - recorded as derivative liability	$ 4,647,263

Effect of New Accounting Pronouncements
SFAS No. 159 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- An Amendment of ARB No 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

SFAS No. 141 (revised) In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

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

Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests are presented on the balance sheet with the total of related depletion and impairment aggregated for mining and equipment assets. An analysis of our mining properties follows:

	2008	2007

Mine development costs	$ 752,339	$ 336,260
Mineral properties	1,414,997	1,356,948

Total mineral interests and development costs	2,167,336	1,693,208
Less: accumulated impairment and depletion of development costs	-	-
Less: accumulated impairment and depletion of mineral properties	(791,845)	(545,000)

Net mine development costs	$ 1,375,491	$ 1,148,208

Our mining equipment consists of the following:
	2008	2007

Machinery and equipment	$ 594,615	$ 469,728
Replacement materials and parts	123,636	116,166
Tools	15,102	9,296
Total mining equipment	733,353	595,190
Less: accumulated depreciation	(237,709)	(158,986)

Net mining equipment	$ 495,644	$ 436,204

During 2008 we impaired $246,845 of our Precambrian property as a result of our decision on March 1, 2009 not to renew our claims rights on certain of our Precambrian claims. We did not renew our claims on 67% of our acreage on our Precambrian properties. As such, we impaired 67% of the $300,000 acquisition cost of these properties.

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

During the years 2004 through 2007 we fully impaired our mining assets associated with our Tipuani-Cangalli prospect. Prior to this year we carried both the asset value and the accumulated impairment associated with that asset and which netted out to zero. During 2007 we made the determination that we would eliminate both the value of the asset and the accumulated impairment associated with our Tipuani-Cangalli prospect. As a result, as of December 31, 2007 we eliminated $490,423 from mine development costs and an equal amount form accumulated depreciation. This total amount had been previously impaired.

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

During 2006 we booked an impairment in the amount of $286,867 of the remaining property acquisition costs of our Tipuani-Cangalli prospect and mine site on that prospect as a result of our inability to recommence operations at the Cangalli mine. This impairment is in addition to the $1,165,603 impairment that we took in 2002 and 2004 as a result of issues that arose among the United Gold Mining Cooperative, Ltd. that had sold us a 5,000-acre mining concession, and FENCOMIN, the Bolivian governmental regulator of cooperatives, as well as other Bolivian regulators. These legal disputes, while having nothing to do with us, created an insecure atmosphere at our Cangalli mine and raised serious questions about whether formal intervention would occur and substantially hamper operations. We elected not to renew our mining concessions for the Tipuani-Cangalli prospect as of March 1, 2009 and, therefore, we have abandoned that prospect.

Our mineral interests consist of the following specific properties:

	2008	2007

Precambrian mineral properties(1)	$ 833,859	$ 758,810
Tipuani-Cangalli mineral prospect(2)	581,138	581,138

Total	$1,414,997	$1,356,948

1 On March 1, 2009, we elected not to renew our mining concessions for the Tipuani-Cangalli prospect in western Bolivia, which consisted of 12,000 acres in the Tipuani River Valley.

2 On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend.

In June 2003, we acquired 100% of the Buen Futuro mining property located adjacent to Golden Eagle’s other landholdings in the Precambrian Shield. The purchase price was capitalized as mineral properties and includes the following components:

Cash paid	$250,000
Contract payable in cash	40,000
Common stock issued	175,000

Total	$425,000

The Buen Futuro property consists of 2,500 acres. We have met our obligations to pay $250,000 in cash and stock valued at $175,000, although we are in default of certain of our other purchase agreement obligations.

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

Note D – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2008 and 2007 as follows:

	2008	2007
A note payable to a former officer and director of ours, secured by our aircraft located in Bolivia, 12% interest per annum, due on demand. On December 21, 2008 we were informed that the debt had been purchased by RAF y CIA and a demand was made for payment. On February 5, 2008 we settled this debt plus accrued interest and a settlement fee for 5,137,231 of our common shares.	-	32,002

Three notes payable to Edmundo Arauz, a Bolivian resident, dated December 5, 11, and 19, 2007. These notes carry an interest rate of 8% per annum and mature on December 31, 2009. This note is carried in the category "other notes payable."	202,840	47,109

An interest-bearing note payable to Kevin Pfeffer, a former director. The note bears an interest rate of 8% per annum and is payable upon demand. Mr. Pfeffer resigned from the board on December 4, 2006 and on December 19, 2006 demanded full payment of this note. As of December 31, 2007 we had been unable to pay this note and Mr. Pfeffer had threatened legal action against us. As Mr. Pfeffer is no longer considered an affiliate due to the fact that he is no longer a director and no longer owns more than 10% of our outstanding stock, this note was carried as an other note payable on December 31, 2007. On January 25, 2008 we reached a settlement agreement with Mr. Pfeffer wherein he accepted 57,608,593 shares of our common stock for full payment of this note, accrued interest, other expenses he had incurred as a director and a penalty fee which we carry in these financial statements under accrued interest.	-	135,000

During 2007 Avcon Services, Inc. loaned us $121,000 and received payments of $52,500 leaving a balance of $71,000 due on December 31, 2007. During 2008 Avcon loaned us an additional $27,000 and received payments of $98,000 leaving a balance owed of $0 principal and $7,258.36 in accrued interest on December 31, 2008.This note carried an interest rate of 10% and a default rate of 5% per month and was secured by the Gold Bar mill and plant. Avcon Services Inc. is a company owned by our Chief Financial Officer, Tracy Madsen, and is carried as related party payable.	-	71,000

Convertible debenture to a current shareholder maturing May 2, 2009 bearing interest at 7% per annum with a default rate of 10%. This debenture is convertible into our restricted common stock at $.025 per share. At this time we do not know if the debenture holder will convert the debenture into common shares or require payment of the principal in cash. We have blocked sufficient shares of restricted common stock for a conversion. As of December 31, 2008 we owed $17,270 in accrued interest on this debenture.	249,000	249,000

A convertible note payable to our former counsel, Burns, Figa & Will for legal services, entered into on February 6, 2007. This note carries an interest rate and matures on February 6, 2012. The note was convertible into our common stock at $.004 per share. During 2008, Burns Figa & Will converted $45,000 of this note into 11,250,000 of our common shares.	-	45,030

A convertible promissory note with Tracy Madsen, our Chief Financial Officer, with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses payable in our common shares. This note was for $50,000, and has a term of 2 years, and is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As of the date of this report, this note has not been converted to common stock and is still outstanding.	50,000	50,000

On April 11, 2007, we entered into a convertible promissory note with Harlan (Mac) DeLozier, our Vice President and a member of our Board of Directors, with effective date of February 6, 2007. The note covered the payment of contractual retention bonuses for 2004 and 2005 payable in our common shares. This note was for $50,000, and had a term of 2 years, and is convertible into shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. On February 4, 2008, Mr. DeLozier converted his note payable into 5,947,564 shares of common stock for the $50,000 note payable and accrued interest.	-	50,000

A note payable to Casco Credit with and interest rate of 12% maturing on March 24, 2009.In the event of default, this note at the option of the holder, become due and payable and the amount due shall accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada.	220,000	-

A note payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009.	5,500	-

A debenture payable to Robert Chramosta dated May 21, 2008, maturing on May 22, 2010 at 8%(*)	50,000	-

A debenture payable to Robert Chramosta dated May 21, 2008, maturing on May 22, 2010 at 8%(*)	25,000	-

A debenture payable to the John Saunders Trust dated July 7, 2008, maturing on July 7, 2010 at 8% (*)	50,000	-

A debenture payable to Robert Richmeier dated July 18, 2008, maturing on May 16, 2010 at 8%(*)	4,000	-

A debenture payable to Lonestar Equity Group dated August 12, 2008, maturing on August 8, 2010 at 8%(*)	25,000	-

A debenture payable to the Virginia Penrod Trust dated September 3, 2008, maturing on September 3, 2010 at 8%(*)	25,000	-

A debenture payable to Dewey L. Williams and the Dewey L. Williams Profit Sharing Plan & Trust dated September 19, 2008, maturing on September 11, 2010 at 8%(*)	20,000	-

A debenture payable to Meridian International Holdings dated September 17, 2008, maturing on September 15, 2010 at 8%(*)	25,000	-

Total Loans, notes and debentures	991,285	700,491

Less: Current maturities	(767,288)	(555,461)

Less: Discount on debentures	(162,395)	(36,024)

Non-current maturities	$ 61,605	$ 109,006

* As of December 31, 2008, we have 9 Convertible Debentures outstanding totaling $224,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 112,000,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $224,000. On the balance sheet they have been discounted by $162,395 to $61,605. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. As of December 31, 2008, $222,554 has been accreted to financing costs.

Deferred salary
As of December 31, 2008 we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	2008	2007

Terry C. Turner	Chief Executive Officer	$104,300	-
Tracy A. Madsen	Chief Financial Officer	44,167	-
Harlan M. (Mac) DeLozier	VP Bolivia Administration	52,451	25,478
Other employees		-	29,051

Total		$200.918	$53,529

Note E – Income Taxes

We have not recorded an income tax provision for 2008 and 2007 due to continued net operating losses.

The following is a reconciliation of the provision for income taxes to income before income taxes computed at the federal statutory rate of 34%.

	2008	2007

Income tax (benefit) at the federal statutory rate	$(577,000)	$(2,168,000)
State income taxes, net of federal benefits	(16,000)	(31,000)
Nondeductible expenses	299,000	1,657,000
Non-U.S. taxes	116,000	193,000
Effect of net operating loss	229,000	188,000

Net	$ -	$ -

Deferred tax assets and liabilities are as follows:

Deferred tax asset:	2008	2007

Net operating loss	$3,820,580	$3,591,760
Valuation allowance	(3,820,580)	(3,591,760)

Net	$ -	$ -

        The change in the deferred tax asset valuation allowance as of December 31, 2007 and 2006 is as follows:

Valuation allowance:	2008	2007

Beginning valuation allowance	$(3,591,760)	$(3,403,740)
Change in allowance	229,000	188,000

Ending valuation allowance	$(3,820,580)	$(3,591,760)

The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the net operating loss (“NOL”) carry forward. We had NOLs of approximately $11.2 million and $10.5 million at December 31, 2008 and 2007, respectively, which expire in 2009 through 2029. These NOLs are subject to annual utilization limitations due to prior ownership changes.

Note F – Stockholders’ Equity

Common Stock
During 2008, we issued a total of 421,133,091 shares of our common stock valued at $1,560,199. This included, 66,331,877 shares of common stock were sold to various individuals in a private placement at prices ranging from $.0008 to $.005 per share for total proceeds of $172,125. We also granted,50,613,135 shares of common stock to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.002 to $.0078 for total value of $232,538. During 2008, 11,116,236 shares of common stock were granted to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $.002 to $.0139 for a total value of $52,732.19. Additionally during 2008, we issued 226,581,345 in exchange for debt at prices between $.002 per share and $.01 per share for a total value of $836,842.

During 2007, we issued a total of 812,510,500 shares of our common stock valued at $3,210,042. This included, 10,000,000 shares of common stock issued to various individuals for services valued at the publicly traded stock prices on the day of grant ranging from $.008 to $.011 for total value of $95,000. Additionally during 2008, we issued 802,510,500 shares of our restricted common stock in exchange for shares of our Series B Preferred stock a price of $.004 per for a total value of $3,210,042.

Common Stock issuances

2008	Shares	Value	Price

Private placements	66,331,877	$ 172,125	$.0008 - .005
Services	50,613,135	232,538	$.002 - .0078
Exploration & development	11,116,236	52,732	$.002 - .0139
Exchanged for debt	226,581,345	836,842	$.002 - .01

Total 2008	421,133,091	$1,560,199	$.0008 - .0139

2007

Services	10,000,000	$ 95,000	$.008 - .011
Exchanged for Series B Preferred	802,510,500	3,210,042	$ .004

Total 2007	812,510,500	$3,305,042	$.004 - .011

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

Stock Compensation Plan
On June 4, 2008 we filed an S-8 registration statement with the SEC to issue up to 30 million shares at the direction of the Board of Directors for compensation payable to employees and consultants (not including officers, directors or others deemed to be insiders) by issuing shares of common stock or options to purchase common stock.

Preferred stock
We have 10,000,000 shares of blank check preferred stock authorized. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval. The Board of Directors has authorized the creation of three series of preferred stock as described below.

Series A Convertible Preferred Stock
In March 2005, we authorized 3,500,000 shares of our Series A Convertible Preferred Stock, none of which are currently issued or outstanding.

Series B Contingent Convertible Preferred Stock
During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B have been issued as of December 31, 2007. This preferred stock has conversion rights that allow the holders to convert each Series B preferred share into 250 restricted shares of our common stock. On September 14, 2007 at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007 we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares t

As of April 13, 2009, 96% or 3,431,002 of the outstanding Series B shares had been converted into 857,750,500 common shares, leaving 125,002 left to convert into 31,250,500 common shares. We currently have 943,996 Series B shares available for issue.

Series C Contingent Convertible Preferred Stock
On December 29, 2008 our board of directors voted to approve a Certificate of Designation of the Preferences and Rights of Series C Contingent Convertible Preferred Stock (“Certificate of Designation”). This act by our board designated one Series C contingent convertible preferred share out of our 10 million preferred shares authorized in our Articles of Incorporation. The Certificate of Designation made each share of Series C Contingent Convertible Preferred Stock (the “Series C Preferred”) convertible to 487,746,250 of our common shares. The conversion may only occur following the occurrence of a “Conversion Event” as defined in the Certificate of Designation. A Conversion Event will occur upon additional common shares being available after the authorization by our shareholders of an increase in our number of common shares or the reorganization of our common stock through a reverse split. Each share of Series C Preferred votes with the common stock, and is entitled to as many votes as the shares of common stock into which the Series C Preferred is convertible, assuming that a Conversion Event has occurred. The Series C Preferred is entitled to dividends and distributions upon liquidation as though it were fully converted to common stock.

On December 29, 2008 we received from Golden Eagle Mineral Holdings, Inc. (“GEMH”) the tender of, and our board of directors approved the receipt by us into treasury of, 487,746,250 shares of our common stock owned by GEMH in exchange for one share of our Series C contingent convertible preferred stock. As a result of the conversion of 487,746,250 common shares into one Series C Preferred share we reduced the number of common shares outstanding by 487,746,250.

Convertible Debentures
During the year ending December 31, 2008 we entered into 15 Convertible Debenture Agreements and issued 15 Convertible Debentures totaling $363,500 which were reported in Forms 10-Q dated June 30, 2008 and September 30, 2008. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. As of December 31, 2008, $139,500 of these debentures had been converted into 64,062,754 common shares leaving debentures totaling $224,000 convertible into 112,000,000 common shares. As these debentures carry a conversion price that was less than market price on the date of issuance, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the nine outstanding debentures as of December 31, 2008 is $224,000. On the balance sheet they have been discounted by $162,395 to $61,605. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. As of December 31, 2008, $173,298 has been accreted to financing costs.

Derivative liability
Due to the fact that no common shares were available for conversion at the time the Series B Preferred shares were issued, we classified these preferred shares as a derivative liability of $3,556,004, rather than equity. Additionally, the preferred shares conversion rate was at a discount on the date the preferred shares were issued. The market price on the date of issuance ranged from $.008 per share to $.027 per share. If the Series B preferred shares were converted on that same date they would have had a conversion value of $.004 per common share. As this resulted in a beneficial conversion to the market rate for the Series B preferred shares, the accounting rules of beneficial conversion applied. As a result, we are required to expense the difference between the conversion price and the market price as a financing expense. The offsetting entry is also carried as a derivative liability in the amount of $6,639,786. As there is no time limit or period designated for the conversion of the preferred shares, the entire amount of the beneficial conversion is taken in the year incurred. The total amount of the derivative liability was $10,195,790 after periodic reevaluation to market price pursuant to EITF-0019. On September 14, 2007, at a special meeting of our shareholders, our shareholders approved the increase of our authorized common shares to 2,000,000,000 shares. On September 18, 2007, we amended our articles of incorporation to reflect the increase in authorized common shares to 2,000,000,000 shares. At the time the articles of incorporation were amended we had sufficient common shares available in which to convert all of our outstanding Series B Preferred Shares to common shares. As common shares were available for conversion the entire amount of the derivative liability of $10,195,790 was transferred to additional paid in capital which as a result caused out total shareholders’ equity to increase to $4,665,738 as of December 31, 2007.

Note G – Related Party Transactions

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2007, the outstanding balance of these advances totaled $216,783. However, as of December 31, 2008, we also owed our president $216,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation at $60,000 each year in a cashless bonus and forgave $60,000 in accrued salary each year. These notes net each other out and are not carried on the balance sheet

        Our officers and directors made the following loans to the company during 2008 and 2007;

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end

2008	Harlan (Mac) DeLozier	38,497	(49,847)	$-
	Tracy Madsen(A)	27,000	(98,000)	-
	Marco Venegas	32,468	(42,468)	-

	Total	$ 94,365	$(190,315)	$-

2007	Terry Turner	$245	$(345)	$-

	Harlan (Mac) DeLozier	11,350	(14,300)	11,350
	Tracy Madsen(A)	121,000	(52,500)	71,000
	Marco Venegas	10,000	-	10,000

	Total	$142,595	$(67,145)	$ 92,350

(A)	Loans from Mr. Madsen were made from Avcon Services, Inc., a company owned and controlled by him. Avcon Services, Inc. was paid $36,741 in interest for loans made to the company over the past two years.

Note H – Commitments and Contingencies

Office Leases
Our executive offices are located at 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of three executive offices, a conference room, reception space, filing areas and copy and faxing facilities and our suitable for our needs. We pay $1,563 per month on the first year a two-year lease option.  The option term expires in July 2009. We are allowed to terminate the lease at any time for a $1,563 penalty plus a 30-day notice, which at this stage of the lease is our only obligation.

We also lease 35 square meters of office space located in Santa Cruz de la Sierra, Bolivia, which is our Bolivian headquarters. This lease expires February 15, 2010. We pay $188 per month for this lease as well as $200.00 per month for 360 square meters of warehouse space in Santa Cruz, Bolivia. We believe that we would be released from both of our leases in Bolivia with minimal notice.

Location	Size	Monthly rent	Lease Expiration
Salt Lake City	1,183 square feet	$1,563	July 31, 2009
Santa Cruz, Bolivia	35 square meters	188	February 15, 2010
Warehouse, Santa Cruz, Bolivia	360 square meters	200	June 1, 2009
Total		$1,951

The following schedule shows the composition of total remaining commitments for office leases.

Years ending December 31,

2009	$6,382
2010	376
2011	-
2012	-
Thereafter	-

Total	$6,758

Rent expense for the years ended December 31, 2008 and 2007 was approximately $26,308 and $25,672 respectively.

Other Commitments
Under our agreement with the seller of Buen Futuro, we agreed to maintain an exploration program to replace mineral reserves as they are depleted through mining for as long as the potential for feasible mineral reserves continues on the ore deposits found within the Buen Futuro concession. We also agreed to invest $1 million in exploration of Buen Futuro by 2006. We have expended approximately $699,000 under the agreement. Also in the agreement, we committed to commence mineral production on the Buen Futuro concession by May 23, 2005, and to expend a minimum of $2,000,000 to initiate that production. We believe the purchase of the Gold Bar mill and plant during 2004 and 2005, which was recorded in the amount of $3,980,000, satisfies this commitment, if and when we ultimately commence production at Buen Futuro. On May 20, 2005 we entered into an amended agreement with the seller whereby we agreed to pay a $1,500 per month production penalty if we were not in production by November 23, 2005 and a $3,000 per month production penalty if we were not in production by November 26, 2006. We also agreed to pay a geologist consulting fee of $3,000 per month in cash and $2,000 per month in stock for 60 months. This agreement expired on May 31, 2008.

Note I – Subsequent Events

Stock issuances
On January 28, 2009, we sold 29,100,000 restricted shares of our common stock to Dewey L. Williams and 29,100,000 restricted shares of our common stock to The Dewey L. Williams Profit Sharing Plan and Trust at $0.0007 per share or an aggregate of $40,740. Of this amount $20,000 was in cash, $20,000 was from the redemption of Convertible Debentures dated September 15, 2008 and $740 was accrued interest. We relied upon Sections 4(2) and 4(6) of the Securities Act.

On January 28, 2009, we sold 182,000,000 shares of our common stock to Jose Edmundo Arauz, a resident of Bolivia, at $0.0007 per share in exchange for $127,400 in debt.

On January 28, 2009, we sold 58,867,486 shares of our common stock to Nestor Dimas Perez, a resident of Bolivia, at $0.0007 per share in exchange for $41,207 in debt.

In every issuance described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. In two cases, as indicated above regarding residents of Bolivia, we also relied on Regulation S promulgated under the Securities Act regarding non-residents of the United States. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Stock Options
As a subsequent event, on March 27, 2009 our Board of Directors approved the Golden Eagle International, Inc. 2009 Equity Incentive Plan (the “Plan”). The Plan is intended to provide incentives to officers, employees and other persons, including consultants and advisers, who contribute to the success of the Company by offering them the opportunity to acquire an ownership interest in it or increase their ownership interest. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of its shareholders.

The Plan provides for a maximum of 750,000,000 shares of common stock to be reserved to be issued upon the exercise of options (“Options”) or the grant of restricted stock awards (“Bonuses”). Adoption by the Board of Directors is contingent upon obtaining shareholder approval by March 26, 2010. The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options, which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

The Company plans to seek shareholder approval of the Plan no later than the next annual shareholders meeting: (i) to satisfy the contingency to the Board of Directors’adoption of the Plan; and (ii) to permit the issuance of Options which will qualify as Incentive Options pursuant to the Code.

The Plan is administered by the Board of Directors since the Company has not appointed a Compensation Committee. In addition to determining who will be granted Options or Bonuses, the Committee (or the Board in the absence of the Committee) has the authority and discretion to determine when Options and Bonuses will be granted and the number of Options and Bonuses to be granted. The Board (or, if appointed, the Committee) also may determine a vesting and/or forfeiture schedule for Bonuses and/or Options granted, the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the agreements, certificates or other instruments evidencing grants made under the Plan. The Board (or Committee) may determine the purchase price of the shares of common stock covered by each Option and determine the Fair Market Value per share. The Board (or Committee) also may impose additional conditions or restrictions not inconsistent with the provisions of the Plan. The Board (or Committee) may adopt, amend and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. If the number of shares reserved under the Plan is increased, shareholder approval must be obtained on the amendment to increase the shares reserved.

The Board (or Committee) also has the power to interpret the Plan and the provisions in the instruments evidencing grants made under it, and is empowered to make all other determinations deemed necessary or advisable for the administration of it.

The grant of Options or Bonuses under the Plan does not confer any rights with respect to continuation of employment, and does not interfere with the right of the recipient or the Company to terminate the recipient’s employment, although a specific grant of Options or Bonuses may provide that termination of employment or cessation of service as an employee, officer, or consultant may result in forfeiture or cancellation of all or a portion of the Bonuses or Options.

In the event a change, such as a stock split, is made in our capitalization which results in an exchange or other adjustment of each share of Common Stock for or into a greater or lesser number of shares, appropriate adjustments will be made to unvested bonuses and in the exercise price and in the number of shares subject to each outstanding Option. The Board (or, if appointed, the Committee) also may make provisions for adjusting the number of bonuses or underlying outstanding Options in the event we effect one or more reorganizations, recapitalizations, rights offerings, or other increases or reductions of shares of our outstanding Common Stock. Options and Bonuses may provide that in the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the holder may exercise the Option on such terms as it may have been exercised immediately prior to such dissolution, corporate separation or division or merger or consolidation; or in the alternative, the Board (or, if appointed, the Committee) may provide that each Option granted under the Plan shall terminate as of a date fixed by the Committee.

The exercise price of any Option granted under the Plan must be no less than 100% of the “fair market value” of our Common Stock on the date of grant. Any Incentive Stock Option granted under the Plan to a person owning more than 10% of the total combined voting power of the Common Stock shall be at a price of no less than 110% of the Fair Market Value per share on the date of grant.

The exercise price of an Option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the Option, or in a combination of cash, shares and property. Unless otherwise stated by Board (or Committee) resolution, the Options can also be exercised pursuant to “net exercise”procedures which permit the fair market value of the Options (equal to the value of the underlying shares less the exercise price) to be used to pay the exercise price. The Board (or Committee) shall determine whether or not property other than cash or Common Stock or a net exercise may be used to purchase the shares underlying an Option and shall determine the value of the property received. The Plan provides that, unless otherwise provided by the Board (or the Committee), Options granted under the Plan survive a Change of Control (as that term is defined in the Plan) and for 18 months following a Change of Control if the holder is terminated as an employee of the Company without cause following a Change of Control

At the time of adoption of the Plan, the Board also granted certain options to a number of officers and key employees. The options were granted subject to shareholder approval, and if the shareholders do not approve the Plan by March 26, 2010, the options granted to the officers and key employees will be lost. Assuming that the Company’s shareholders approve the Plan when presented, the Options granted have an exercise period of three years from the date of grant (that is, through March 26, 2012) at an exercise price of $0.0018 per share (the average of the closing price for the 10 trading days prior to March 27, 2009, plus an additional 25% above that average price). The Board considered several factors in granting the options to our executives and key employees such as length of service; sacrifices made during the period of service, such as foregoing salary, personal operating loans made to us to allow us to continue in operation, voluntary reductions in salary, forgiveness of significant salary arrearages for the benefit of the Company, etc.; the past and ongoing contribution made to maintaining the Company in operation despite significant challenges, and to its recent successes in opening potential new avenues for progress. The following is a list of the options granted executive officers under the Plan:

Terry C. Turner, President, Chief Operating Officer and Chairman of the Board of Directors	200,000,000
Harlan (Mac) DeLozier, Vice President for Bolivian Operations and Director	100,000.000
Tracy A. Madsen, Vice President for U.S. Operations, Chief Financial Officer, Corporate Secretary and Treasurer	75,000,000

Alvaro Riveros, Director	10,000,000
Blane W. Wilson, Chief Operating Officer	80,000,000

Options to acquire 36,500,000 shares were granted on the same terms to persons who are neither executive officers nor directors of the Company. The Plan will be presented in more detail in a Proxy Statement when the shareholders’ consideration and approval for the Plan is sought at a future date.

Abandonment of Certain Properties.
As described above, on March 1, 2009 March 1, 2009, we elected not to renew our mining concessions for the Tipuani-Cangalli prospect in western Bolivia, which consisted of 12,000 acres in the Tipuani River Valley. On March 1, 2009, we also elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres.

F-29

Contemplated Shareholders’ MeetingOn January 15, 2009, we filed a preliminary proxy statement, the sole purpose of which was to seek shareholder approval to increase our capitalization. At the time of filing the preliminary proxy statement (and as described above), our authorized capital was 2,000,000,000 shares, and we had 1,535,897,333 shares of common stock outstanding, 80,000 shares of Series B Convertible Preferred Stock (convertible into 20,000,000 shares of common stock), and one share of Series C Contingent Convertible Preferred Stock (convertible into 487,746,250 shares of common stock). In addition, we have outstanding debentures convertible into 121,960,000 shares of common stock, and options exercisable at prices ranging from $$.002 to $.025As a result, we do not have sufficient capitalization to meet our goals. The preliminary proxy statement sought shareholder approval to effect a reverse stock split.

This is not an attempt to solicit a proxy for the foregoing meeting of shareholders which has not yet been scheduled and the proxy statement for that meeting has not yet been finalized. Certain of our directors and executive officers may, under the rules of the SEC, be deemed to be “participants” in the solicitation of proxies from its stockholders in connection with the proposed transaction. Information concerning the interests of the persons who may be “participants” in the solicitation is set forth in our most recent annual report on Form 10-K (including any amendments thereto), previously filed with the SEC.

The preliminary proxy statement is available free of charge online through the EDGAR filings maintained by the Securities and Exchange Commission at www.sec.gov, and any amendment thereto will be available when filed. When the definitive proxy statement is available, we will also comply with the SEC’s ‘notice and access’ filing requirements. OUR SHAREHOLDERS SHOULD READ THE ENTIRE PRELIMINARY PROXY STATEMENT AND THE DEFINITIVE PROXY STATEMENT (WHEN AVAILABLE) AND THE ACCOMPANYING MATERIALS AS THEY CONTAIN (OR WILL CONTAIN) IMPORTANT INFORMATION. We do not currently have any estimated time when we will attempt to finalize or mail proxy statements or hold the meeting.

Back to Table of Contents