Form 10-Q
period 2009-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2009-05-20
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2009

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

|_| Yes |X| No

At May 20, 2009, there were 1,834,784,819 shares of common stock outstanding, 80,000 shares of Series B Preferred Stock and 1 share of Series C Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended March 31, 2009 are attached hereto and incorporated by reference herein. Please refer to pages F-1 through F-12 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Golden Eagle International, Inc. is referred to herein as “we”, “our” or “us”.

Forward-looking statements and risks

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

The statements contained in this quarterly report on Form 10-Q that are not historical are “forward-looking statements” that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

o	our business and growth strategies;

o	our ability to successfully and economically explore for and minerals;

o	our ability to obtain all necessary approvals for the operation of the Jerritt Canyon Mill;

o	our exploration and development prospects, projects and programs;

o	anticipated trends in our business;

o	our future results of operations;

o	the risk of operations in Bolivia, a country that is no longer supportive of foreign investment, especially investment from the United States;

o	our liquidity and ability to finance our activities;

o	market conditions in our industries; and

o	the impact of environmental and other governmental regulation.

These statements may be found under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, “Business and Properties” and other sections of this quarterly report. Forward-looking statements are typically identified by use of terms such as “may”, “will”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this quarterly report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

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

You should also consider carefully the statements under “Risk Factors” and other sections of this quarterly report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

All forward-looking statements speak only as of the date of this quarterly report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Golden Eagle International, Inc. is referred to herein as “we”, “our”, or “us”.

Overview

Our corporate headquarters are in Salt Lake City, Utah.

We are engaged in contract gold milling operations in the state of Nevada in the United States. We have also been involved in the business of minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however we are engaged in no operations in Bolivia at this time as certain of those operations are suspended pending changes in the social/political and mine taxing environments in Bolivia while we have terminated our interest in other Bolivian projects We have entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada.

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

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed under Item 7 in connection with our financial results for the years ended December 31, 2008 and 2007. These results have carried forward through our first quarter results ending on March 31, 2009.

Any future financing will be used to: (a) support our contract maintenance work at the Jerritt Canyon gold mill in central Nevada; (b) refurbish and recommence gold milling operations at our Gold Bar mill located near Eureka, Nevada; and to the extent the political, security and tax situation in Bolivia permits us to do so: (i) maintain the infrastructure at our C Zone operations in eastern Bolivia; and (ii) continue exploration and feasibility studies on our A Zone claims in eastern Bolivia. We will also use our financing to maintain our corporate obligations.

Assets.

As of March 31, 2009, we had total net assets of $6,176,268 compared to total assets of $6,123,914 as of December 31, 2008. These assets include current assets, such as cash, accounts receivable and prepaid expenses. Our current assets increased to $455,432 as of March 31, 2009 from $209,392 as of December 31, 2008.

Current Assets	March 31, 2009	December 31, 2008

Cash and cash equivalents	$7,722	$54,883
Net accounts receivable(1)	386,718	84,482
Prepaid expenses	60,992	70,027

Total current assets	$455,432	$209,392

(1)	Net accounts receivable are all due from Queenstake Resources, USA, Inc. for the reimbursement of expenses related to the operation of the Jerritt Canyon mill as well as our cost-plus administration fee.

Fixed Assets	March 31, 2009	December 31, 2008

Mining equipment	$614,348	$733,353
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	84,079	137,356
Vehicles	22,000	116,182
Accumulated depreciation and depletion and Impairment	(1,104,908)	(1,219,705)

Fixed assets net	$5,720,836	$5,914,522

Capital Expenditures and Requirements

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$533,140	$533,140	$-	$-
Deferred wages	228,687	228,687	-	-
Other notes payable	355,100	355,100	-	-
Related party payable	105,000	105,000	-	-
Accrued interest	74,849	74,849	-	-
Debentures payable	453,000	249,000	204,000	-
Exploration & production Buen Futuro	301,000	-	301,000	-
Production penalties consulting fees	180,000	36,000	72,000	72,000
Mining claim fees	246,860	49,372	98,744	98,744
Building leases	5,782	5,782	-	-

Total contractual cash obligations	$2,483,418	$1,636,930	$675,744	$170,744

We have material capital commitments that will likely require us to obtain adequate financing to meet these obligations. Because of our lack of liquidity we may be unable to pay these capital commitments and as such they are subject to risks of default which could result in the forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $533,140, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $236,257 is related to accounts and wages payable at Jerritt Canyon and we are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations.

2.	Our deferred wages are payable to our officers in the United States in the amount of $109,195 and to employees in Bolivia in the amount of $119,492

3.	We have notes payable, including:

a.	A note totaling $117,600 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2009.

b.	A note totaling $12,000 payable Dewey Williams with an interest rate of 8% that has subsequently been converted into a convertible debenture maturing on March 18, 2010.

c.	A note totaling $5,500 payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009.

d.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% maturing on March 24, 2009.In the event of default, this note at the option of the holder became due and payable and the amount due began to accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada.

e.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of December 31, 2008 we accrued interest totaling $8,556. On February 6, 2009 the maturity date of this note was extended until May 9, 2009.

f.	On February 26, 2009 we borrowed $25,000 from our Chief Financial Officer pursuant to a short-term promissory note and, on the same date, an additional $30,000 from our Chief Executive Officer pursuant to a short-term promissory note. The proceeds from these notes were used to pay our patent fees (mining concession fees payable to the Bolivian government), which were due February 28, 2009, to retain our mining concessions on our Precambrian properties in eastern Bolivia. These promissory notes have a term of 4 months and mature on June 25, 2009. The notes accrue interest at 8% per annum, with a default rate of 12% per annum. At the current time the Company does not have sufficient resources to repay these notes, each of which is unsecured.

4.	A debenture payable to a shareholder, Aloha Holdings, Inc., in the amount of $249,000, which bears interest at 7% per annum with a default rate of 10% per annum which matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. The Company and Aloha mutually agreed to extend the maturity date of this note to May 2, 2009We are currently in default on this note and subject to the default rate of 10%, due to the failure to pay interest in a timely manner and as of March 31, 2009 we owe $22,149.75 in accrued interest. As a subsequent event, on April 15, 2009 we were informed that this debenture had been purchased by Golden Eagle Mineral Holdings, Inc (“GEMH).

5.	As of March 31, 2009, we had seven Convertible Debentures outstanding totaling $204,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 102,000,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $204,000. On the balance sheet they have been discounted by $125,472 to $78,528. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the quarter ended March 31, 2009, $36,923 was accreted to financing costs.

6.	Our obligation to pay accrued interest on Items 3-5 in the amount of $74,849. Interest on these notes is expensed each quarter and accrued.

7.	On December 29, 2008 we received from GEMH the tender of, and our board of directors approved the receipt by us into treasury of, 487,746,250 shares of our common stock owned by GEMH in exchange for one share of our Series C Contingent Convertible Preferred Stock. As a result of the conversion of 487,746,250 common shares into one Series C Preferred share we reduced the number of common shares outstanding by 487,746,250.

8.	Our obligation for monthly lease payments of $1,563 per month for our Salt Lake City, Utah office, which terminates on July 31, 2009. We have the option of canceling the remaining lease by paying of one additional month’s rent. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office until February 15, 2009. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent until June 1, 2009.

9.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development.

10.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of March 31, 2009, we owed $51,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property which is also included in our accounts payable.

11.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000.

12.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake Resources USA, Inc. through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007 which replaced an earlier agreement dated April 18, 2007. As of March 31, 2009, we owed Livstar $6,907 which is included in our accounts payable.

13.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake Resources USA, Inc. and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of December 31, 2008, we owed Mr. Wilson $7,144 under this agreement which is included in our accounts payable.

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

Many of the foregoing obligations are past due, and we may not be able to timely pay others that become due in the near future. Should we be unable to generate sufficient revenues through the operation of the Jerritt Canyon mill (or other business operations) or raise additional funding from outside investors, industry participants, or other sources, we will be forced to attempt to negotiate extensions to certain of our obligations or take other actions to protect our interest in our properties. Historically, we have financed our capital requirements through short-term loans from affiliates and non-affiliates, as well as from private placements of our securities to accredited investors. There is no assurance that we will be successful in financing our business operations through the Jerritt Canyon Mill. Further, if we seek to raise additional capital through the sale of our debt or equity securities there is no assurance that capital will be available to us on reasonable terms, if at all. Ultimately, our ability to finance our operations will be dependent on our ability to generate positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets

Equity

Stockholders’ equity decreased to $4,466,965 as of March 31, 2009 from $4,700,317 as of December 31, 2008 representing a $233,352, or a 5%, decrease in stockholders’ equity. This stockholders’ equity decrease was primarily due to our net loss during the quarter ended March 31, 2009 and a revaluation of fixed assets as a result of currency fluctuations.

We are authorized to issue 2,000,000,000 common shares; as of March 31, 2009, we had 1,834,784,819 shares outstanding. We have filed a preliminary proxy statement for a meeting of our shareholders at which they will be asked to approve an increase in our authorized common shares through a reverse stock split and other means. Because of our focus on other operational and administrative issues we have not been able to respond to SEC comments to that preliminary proxy statement, we have not filed an amendment thereto, and we have not scheduled a shareholders’ meeting to consider that issue or other issues to be presented to the shareholders. Any matters to be presented to the shareholders for consideration will be presented in a definitive proxy statement.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4.5 of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; and (c) one share of our authorized preferred stock is designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion. We also have $453,000 in convertible debentures outstanding convertible into 112,000,000 shares of our common stock. Additionally, we have granted options to Blane Wilson our Chief Operating Officer totaling 40,468,042. Including all of our commitments for common shares (being outstanding shares of preferred stock which are convertible into common stock, including those that are subject to the availability of authorized and unissued shares prior to conversion, and outstanding convertible debentures) our outstanding common stock on a fully diluted basis as of March 31, 2009 would be 2,494,999,111. As noted above our articles of incorporation permit us to issue 2,000,000,000 shares of common stock.

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

Fully diluted shares for the quarters ended March 31,	2009	2008

Basic shares outstanding	1,834,784,819	1,789,587,277
Series B conversion	20,000,000	31,250,500
Series C conversion	487,746,250	-
Convertible debentures	112,000,000	10,000,000
Convertible notes payable	-	18,832,485
Stock options (approved)	40,468,042	-

Total	2,494,999,111	1,849,670,262

Results of Operations

The following sets forth certain information regarding our results of operations for the three-month period ending March 31, 2009, compared with the same period in 2008.

(a) Three Months Ended March 31, 2009/Three Months Ended March 31, 2008

Revenues.   During the three months ended March 31, 2009, we generated revenues of $814,683 compared to $0 in revenue during the same 2008 period All revenues generated during the three-month period ending March 31, 2009, were from our contract with Queenstake Resources USA, Inc. (“Queenstake”) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada. We currently have approximately 80 employees working on-site at the Jerritt Canyon mill performing duties related to the operation of the Jerritt Canyon mill. Of the total revenues generated during the quarter ended March 31, 2009, $678,515 were related expenses we incurred on behalf of Queenstake Resources USA, Inc. and $136,168 were related to our fee for services provided.

Production Costs. During the three-month period ending March 31, 2009, we had production costs of $676,332 related to expenses at our Jerritt Canyon mill operations. During the corresponding 2008 period we recorded no production costs.

Exploration and Development Expenses. Exploration and development costs decreased by $14,050, or 25%, to $41,828 for the three months ended March 31, 2009, from $55,878 for the comparable 2008 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia. Most exploration and development costs that were incurred were related to the shutdown of operations.

General & Administrative Expenses. General and administrative expenses increased by $27,526 or 11%, to $269,044 for the three months ended March 31, 2009, from $241,518 during the three months ended March 31, 2008.  The increase in our general administrative expense is primarily attributable to one-time costs related to the suspension of our operations in Bolivia and the expensing of options granted to our Chief Operating Officer.

Depreciation and Depletion Expenses.  Depreciation and depletion increased by $13,079 to $18,876 during the three months ended March 31, 2009, from $5,797 during the same period in 2008.  This increase was due to the sale and disposition of certain fixed assets in Bolivia related to our suspension of operations.

Operating Loss.  Operating losses decreased by $111,795, or 37%, to $191,398 for the three months ended March 31, 2009, from $303,193 for the three months ended March 31, 2008.  The decreased loss was primarily due to revenues from our Jerritt Canyon mill operations.

Interest Expense.  Interest expense for the three-month period ended March 31, 2009, decreased by $18,790 to $20,418, from $39,208 during the same 2008 period.  The decrease was due to the repayment of certain high interest rate notes and the conversion of other notes to our common stock.

Gain on Sale of Assets.  During the quarter ended March 31, 2009, we generated a net income of $3,965 from the sale of assets in Bolivia. This total resulted from a gain of $34,363 on certain fixed assets retired offset by a $30,399 loss on the retirement of other fixed assets. During the same 2008 period there was no gain or loss on fixed assets.

Accretion of Note Discount. During the three-month period ended March 31, 2009, we incurred $36,923 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $13,502 during the same 2008 period.

As of March 31, 2009, we had seven Convertible Debentures outstanding totaling $204,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 102,000,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $204,000. On the balance sheet they have been discounted by $125,472 to $78,528. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the quarter ended March 31, 2009, $36,923 was accreted to financing costs. The 2008 accretion was related to a convertible note payable which has been converted and fully accreted.

Other Net Expenses and Income.  Other expenses net of other income for the quarter ended March 31, 2009, was $209,154 compared to other income of $44,757 during the same 2008 period. This net number results from a loss of $215,560 during the quarter offset by a gain of $6,406. This increase in other expenses was primarily the result of currency exchange fee in the amount of $117,263. During 2008 value of fixed assets increased as a result of the currency revaluation. As a result of our decision to suspend operations in Bolivia we returned the fixed assets to their original value and took a one time currency exchange expense of $117,263 to reverse the previous year’s gain.. Additionally, we paid mining patents (concession fees) of $49,233 which were previously treated as exploration and development costs or capitalized as mineral properties but were treated as other expense during the period due to the suspension of operations in Bolivia. Additionally, we paid $41,918 in other expenses that were one time charges directly related to the suspension of operations in Bolivia.

Net Loss.  Net loss for the three-month period ended March 31, 2009, increased by $142,782 or 46% to $453,928 from $311,146 during the same 2008 period.  The increase was primarily due to the accretion of the note discount of debentures and the increase in one time other expenses and general and administrative expenses related to the suspension of operations in Bolivia. These increases were partially offset by the revenue generated from our Jerritt Canyon operations.

Liquidity and capital resources

Our auditors issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008 as we had a significant working capital deficit and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $1,090,343 at March 31, 2009 and $1,117,599 at December 31, 2008, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $1,000,000 pending adequate financing or revenue generation over the next twelve months for general and administrative expenses.

Our cash balance of $7,722 as March 31, 2009, is insufficient to meet these planned expenses. In order to continue to pay our expenses, we intend to generate revenue from our contract to operate the Jerritt Canyon mill and may seek to raise additional cash by means of debt and/or equity financings. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy petition. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any. At the date of this filing, we have not contemplated seeking any protection in bankruptcy and have always been able to resolve our pending liabilities satisfactorily. However, we cannot guarantee that this will always be the case in the future.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, investors could lose their entire investment in our shares.

Recent Accounting Pronouncements

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

SFAS No. 162   In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

SFAS No. 163   The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

Plan of Operations

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

Under a pre-operating provision in the Agreement, we had 18 full-time employees on-site at Jerritt Canyon, including our Chief Operating Officer (COO), Blane W. Wilson, as well as a number of part-time employees at any given moment through the period from mid September 2008 through March 25, 2009. On March 25, 2009, the Nevada Division of Environmental Protection (NDEP) made a determination authorizing the restart of Jerritt Canyon’s milling operations. Queenstake USA had sufficient funding to initiate operations and we began hiring additional personnel. As of May 15, 2009 we have 80 employees working for us at the Jerritt Canyon mill.

Queenstake USA funded all costs of the maintenance and regulatory environmental compliance operations during the pre-operating period and is required by the Agreement to pay Golden Eagle an administrative fee of 20% of those costs. However, due to the unexpected length of time involved in the pre-operating period, and in solidarity with Queenstake USA, we agreed to accept an 8% administrative fee on operational costs and defer the balance of the 20% fee until the mill commenced full processing operations. We have accrued the 12% difference on our financial statements as accounts receivable. Since March 25, 2009, through the date of the filing of this report, we have continued to operate under the 20% cost-plus administrative fee of the pre-operating provision of the Agreement. However, we project that Queenstake USA will meet the Agreement’s condition precedent regarding funding, or will waive that requirement due to the fact that the Mill will be in full operation, by June 1, 2009.

Our COO, Blane Wilson, who is running our operations at the Jerritt Canyon mill, has 24 years of experience managing milling and processing operations. He was Corporate Operations Manager for the Jerritt Canyon gold mine and mill prior to becoming the Company’s COO in April of 2008. Mr. Wilson worked in the Jerritt Canyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981 through its shutdown in August 2008, the Jerritt Canyon mill processed more than 8 million troy ounces of gold. At the Jerritt Canyon mine and mill, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel.

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

ii. The Gold Bar Mill.

In 2004, we purchased the 4,000 tpd Gold Bar CIP gold mill (the “Gold Bar Mill” or the “Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our A Zone project in eastern Bolivia. Due to the current political climate and tax structure in Bolivia, we have determined that the best course of action with regards to the Gold Bar Mill is to leave it in place and explore our options related to the Mill in Nevada. In April 2008 we hired Blane Wilson as our Chief Operating Officer. Mr. Wilson’s primary responsibility was to help us determine the best course of action with regards to this asset and implement a Gold Bar strategy. We have entered into confidentiality agreements and had detailed negotiations with various parties regarding the potential of this Mill. These possibilities include (a) rehabilitating the Mill for toll refining (which is defined as processing ore through our Mill for a fixed fee or toll that is produced by a third-party mining company from its mine) on its current site; or (b) joint venturing the Mill with other partners that may be able to produce ore from their mines; or (c) an outright sale either for cash, or stock and other consideration, in another mining venture. All of the foregoing is contingent on obtaining sufficient financing and/or a willing joint venture partner or a suitable buyer. The Mill is currently not operating and we do not currently have plans to commence any operations at the Gold Bar Mill. It is easily accessible by well-maintained, all-weather gravel roads for 15 miles off of all-weather paved state highways from the nearest urban center, which is Eureka, Nevada.

iii. The C Zone Gold Mill and Mine.

During 2007 we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia. The C Zone gold project is located approximately 5 kilometers (3.1 miles) from our A Zone Buen Futuro gold and copper project. Additionally, between 2006 and 2007 we operated a pilot plant on the C Zone, which we used to refine the metallurgical process on the mineralization in the Zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill (the “C Zone Mill” or “Mill”) from the pilot plant location approximately 700 meters (2,300 feet) to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our Mill to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. On November 30, 2007, we held a successful public hearing which cleared the last regulatory hurdle in order to commence construction on the new production plant. We commenced Mill operations on June 26, 2008.

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

vii. Summary of Plan of Operations

To accomplish our strategy we intend to carry out the steps in our Plan of Operations that are summarized below:

1.	Commence production at the Jerritt Canyon gold mill as the contract mill operator. As of the date of this filing, we employ 80 workers at Jerritt Canyon to operate the mill. The Mill Operating Agreement requires that Queenstake Resources USA pays all expenses and pays us an 8% cost-plus administrative fee, as well as a 20% fee on profits. Furthermore, Queenstake USA must make a $500,000 operating loan to us. Although we have received the necessary governmental approvals for the recommencement of operations, certain steps are still being taken to bring the Jerritt Canyon mill into full-scale production. Operations have begun at the Mill and we project, but cannot assure, that the Mill will be in full operation by June 1, 2009.

2.	Determine if we will perform contract ore milling at the current Gold Bar site in Nevada, enter into a joint venture for milling ore at the Gold Bar site, or sell the mill to another mining company for the purpose of processing ore at the Gold Bar site. Also, determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortfall in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million. We currently do not have sufficient financing available for the Gold Bar mill and we are focusing our efforts on the Jerritt Canyon gold mill as described above.

3.	We will continue to monitor and evaluate the political and tax climate in Bolivia with regards to recommencing mining and milling operations at our C Zone mine and mill. We will also continue our discussions with potential joint venture partners that may be willing to provide funding and operate the C Zone mine and mill. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to permit recommencement of operations (assuming without assurance that we have the financing necessary for those operations).

4.	Obtain estimated financing or income from our diversification of $200,000 for the remaining costs pertaining to the construction and operation of a 1,000-tpd processing plant on our C Zone gold project and an additional estimated $200,000 to increase our capacity to 2,000 tpd. This financing or income would only be invested after the careful analysis that we currently have underway about whether, and under what conditions, we will want to operate the C Zone mill. We also hope to secure between $600,000 and $1 million to continue our in-fill drilling, metallurgical studies and final feasibility work for our Buen Futuro A Zone, as well as our B and C Zones. We have been in discussions with third-party mining investors from Europe and Bolivia regarding joint venture efforts for the final exploration and feasibility work on these gold and copper prospects. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to be attractive to potential joint venture partners and to permit recommencement of operations (assuming without assurance that we have [directly or through joint venture partners] the financing necessary for those operations).

5.	We intend to maintain our mining claims on the Buen Futuro 2,500-acre site as well as other critical claims in the Precambrian Shield surrounding the Buen Futuro claims not included in the A Zone, as well as the remainder of our 42,731-acre remaining landholding as best we can, given our current lack of liquidity and the current political and tax climate in Bolivia as described above. We will continue to monitor and evaluate the political and tax climate in Bolivia and we may reestablish our exploration and development efforts at Buen Futuro should conditions in Bolivia improve. We cannot however guarantee that we will develop the Buen Futuro project. We will continue to seek joint venture partners to develop the region. We estimate costs for this additional exploration work to total $1,000,000 over the next two years. We also cannot guarantee at this time that negotiations with joint possible joint venture partners will result in the development of the Buen Futuro project.

6.	Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies other than fulfilling our contract to operate the Jerritt Canyon mill requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first three months of 2009. We have, however, seen a significant increase in the cost of diesel fuel, when we have been able to obtain fuel in Bolivia. Such fuel cost increases will impact our operations as we ramp up mining and recovery operations. We have been informed by our contract miner that they intend to increase costs above that which was originally quoted to recover the increased cost of fuel. We are currently evaluating the impact of these fuel cost increases on our projected income.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of March 31, 2009, the end of the period covered by this report.

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

(a) Common Stock

All unregistered sales of common stock during the quarter ended March 31, 2009 have been previously reported on forms 10K or 8K.

(b) Convertible Debentures

During the three month period ending March 31, 2009 we entered into a Convertible Debenture Agreement and issued a Convertible Debenture totaling $52,000 to the Dewey Williams Profit Sharing Plan & Trust. This debenture carries an interest rate of 8% per annum payable at maturity and matures one year from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the three trading days prior to the date of the debenture, or $.0005 per share, whichever is less provided that the minimum conversion price is not less than $.0005 per share. As we had only received $12,000 in proceeds for this debenture as of March 31, 2009 we classified the $12,000 as a note payable on the accompanying financial statements.

We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933 (the “Securities Act”) for the offer and sale of this convertible debenture. We believed that Sections 4(2) and 4(6) was available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. Further, we made available to the Dewey Williams Profit Sharing Plan & Trust or its advisors with disclosure of all aspects of our business, including our reports filed with the Securities and Exchange Commission, our press releases, and other financial, business, and corporate information and we believe that the investor obtained all information regarding the Company it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information:

Contemplated Shareholders’ Meeting

On January 15, 2009, we filed a preliminary proxy statement, the sole purpose of which was to seek shareholder approval to amend our articles of incorporation to effect a reverse stock split. At the time of filing the preliminary proxy statement (and as described above), our authorized capital was 2,000,000,000 shares, and we had 1,535,897,333 shares of common stock outstanding, 80,000 shares of Series B Convertible Preferred Stock (convertible into 20,000,000 shares of common stock), and one share of Series C Contingent Convertible Preferred Stock (convertible into 487,746,250 shares of common stock). In addition, we have outstanding debentures convertible into 121,960,000 shares of common stock, and options exercisable at prices ranging from $$.002 to $.025As a result, we do not have sufficient capitalization to meet our goals. It is our intention to schedule a Shareholders’ Meeting to consider the amendment of our articles of incorporation to effect a reverse stock split, to consider stock options that the board of directors has granted, and to consider other issues that may arise between the filing of this report and the filing of a definitive proxy statement.

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

Item 6. Exhibits:

Exhibits required by Item 601 of Regulation S-K

10.1	Mill Operating Agreement between Queenstake Resources USA, Inc. and Golden Eagle International, Inc. (1)

10.2	Model Form of the Four Common Stock Subscription Agreements (Dewey L. Williams Profit Sharing Plan and Trust) (2).

10.3	Golden Eagle International, Inc. 2009 Equity Incentive Plan (3).

31.	Certifications pursuant to Rule 13a-14(a)

31.1 Certification of the Chief Executive Officer

31.2 Certification of the Chief Financial Officer

32.	Certifications pursuant to 18 U.S.C.ss.1350.

32.1 Certification of the Chief Executive Officer
32.2 Certification of the Chief Financial Officer

(1)     Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 15, 2009 and filed on January 15, 2009.

(2)     Incorporated by reference from the registrant’s Current Report on Form 8-K dated January 28, 2009 and filed on February 5, 2009.

(3)     Incorporated by reference from the registrant’s Current Report on Form 8-K dated March 27, 2009 and filed on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2009

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2009 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer May 20, 2009

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2009 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2009 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2009 /s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2009	March 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 7,722	$ 54,883
Net accounts receivable	386,718	84,482
Prepaid expenses	60,992	70,027

Total current assets	455,432	209,392

PROPERTY AND EQUIPMENT
Mining equipment and property	614,348	733,353
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	84,079	137,356
Vehicles	22,000	116,182

	6,825,744	7,134,227
Less accumulated depreciation and impairment	(1,104,908)	(1,219,705)

Total property and equipment	5,720,836	5,914,522

Total Assets	$ 6,176,268	$ 6,123,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 533,140	$ 281,232
Deferred wages	228,687	205,092
Other notes payable	355,100	468,285
Related party payable	105,000	57,525
Convertible debenture	249,000	249,000
Accrued interest payable	74,849	65,857

Total current liabilities	1,545,775	1,326,991

Debentures (net)	78,528	61,605

Total long term liabilities	78,528	61,605

Common stock payable	85,000	35,000
Commitments and contingencies	-	-

Total Liabilities	1,709,303	1,423,596

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,80,001 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;1,834,784,819 and 1,535,897,333 issued and outstanding shares, respectively	183,478	153,589
Additional paid-in capital	61,189,972	60,999,285
Accumulated (deficit)	(56,907,285)	(56,453,357)

Total stockholders' equity	4,466,965	4,700,317

Total Liabilities and Stockholders' Equity	$ 6,176,268	$ 6,123,913

Golden Eagle International, Inc.
Unaudited Condensed Consolidated Statements of Operations

	March 31, 2009	March 31, 2008

REVENUES	$ 814,683	$ -

OPERATING EXPENSES
Production Costs	676,332	-
Exploration and development	41,828	55,878
General and administration	269,044	241,518
Depreciation and depletion	18,876	5,797

Total operating expenses	1,006,081	303,193

OPERATING (LOSS)	(191,398)	(303,193)

OTHER INCOME (EXPENSE)
Interest expense	(20,418)	(39,208)
Gain (loss) on sale of assets	3,965	-
Asset Impairment	-	-
Accretion of note discount	(36,923)	(13,502)
Other, net	(209,154)	44,757

Total other income (expense)	(262,530)	(7,953)

Loss before income taxes	(453,928)	(311,146)
Income taxes	-	-

NET (LOSS)	$ (453,928)	$ (311,146)

Basic and diluted (loss) per share	(0.00)	(0.00)
Weighted average shares outstanding - basic and diluted	1,741,797,601	1,712,275,665

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows For the Three Months Ended (Unaudited)

	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(453,928)	$(311,146)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	-	127,075
Stock payable for services	50,000	-
Stock issued for financing fees	-	10,000
Stock issued for exploration and development	-	36,000
Stock issued for interest	-	85,494
Stock issued for payables	-	81,603
Depreciation	18,876	5,797
Impairment of assets	-	-
Accretion of note discount	36,923	13,502
Options expense	11,354	-
(Gain) loss on disposition of assets	(3,964)	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(302,236)	-
Decrease (increase) in prepaid expense and other costs	9,035	50,799
Increase (decrease) in deferred wages	23,595	(9,940)
Increase (decrease) in accounts payable	251,908	(12,148)
Increase (decrease) in accrued interest	10,867	(62,968)

Net cash flows (used by) operating activities	(347,570)	14,068

Investment in property and equipment	178,774	(271,307)

Net cash flows provided by (used) in investing activities	178,774	(271,307)

Borrowings from related parties	55,000	13,000
Repayments to related parties	(7,525)	(35,350)

Proceeds from other notes payable	54,160	179,730
Proceeds from debentures	-	-
Common stock sold	20,000	100,125

Net cash flows provided by financing activities	121,635	257,505

NET INCREASE (DECREASE) IN CASH	(47,161)	266
CASH - BEGINNING OF PERIOD	54,883	2,742

CASH - END OF PERIOD	$ 7,722	$ 3,008

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred and common stock issued for debt (see note e)	$ 189,221	$ -
Cash paid for

Interest	$ 9,258	$ 2,650
Income taxes	-	-

Golden Eagle International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the quarter ended March 31, 2009. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2008.

Note B — Organization and Nature of Business

For a complete description of our mineral prospects and the organization and nature of our business, please see our Form 10-K for the year ended December 31, 2008.

Going Concern Considerations

The 2008 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of March 31, 2009 and have incurred substantial losses since our inception.

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

We have entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada.

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

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed in annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q for March 31, 2009, in connection with our financial results for the years ended December 31, 2008 and 2007.

Reclassifications

Certain amounts for the three months ended March 31, 2008 have been reclassified to conform to the March 31, 2009 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

We are authorized to issue 2,000,000,000 common shares; as of March 31, 2009, we had 1,834,784,819 shares outstanding. We have filed a preliminary proxy statement for a meeting of our shareholders at which they will be asked to approve an increase in our authorized common shares through a reverse stock split and other means. Because of our focus on other operational and administrative issues we have not been able to respond to SEC comments to that preliminary proxy statement, we have not filed an amendment thereto, and we have not scheduled a shareholders’ meeting to consider that issue or other issues to be presented to the shareholders. Any matters to be presented to the shareholders for consideration will be presented in a definitive proxy statement.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4.5 of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; and (c) one share of our authorized preferred stock is designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion. We also have $453,000 in convertible debentures outstanding convertible into 112,000,000 shares of our common stock. Additionally, we have granted options to Blane Wilson our Chief Operating Officer totaling 40,468,042. Including all of our commitments for common shares (being outstanding shares of preferred stock which are convertible into common stock, including those that are subject to the availability of authorized and unissued shares prior to conversion, and outstanding convertible debentures) our outstanding common stock on a fully diluted basis as of March 31, 2009 would be 2,494,999,111. As noted above our articles of incorporation permit us to issue 2,000,000,000 shares of common stock.

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

Fully diluted shares for the quarters ended March 31,	2009	2008
Basic shares outstanding	1,834,784,819	1,789,587,277
Series B conversion	20,000,000	31,250,500
Series C conversion	487,746,250	-
Convertible debentures	112,000,000	10,000,000
Convertible notes payable	-	18,832,485
Stock options (approved)	40,468,042	-
Total	2,494,999,111	1,849,670,262

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

For the three months ended March 31,	2009	2008
Net Loss	($453,928)	($311,146)
Weighted average shares outstanding - basic	1,741,797,601	1,712,275,665
Basic (loss) per share	0.00	0.00

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

Three Months ended March 31,	2009	2008
Issuance of common stock for the conversion of debt, payables and interest (1)	$168,607	$400,685
Conversion of preferred stock to common stock (2)	-	229,960
Issuance of common stock to employees and consultants	-	127,075
Issuance of common stock for exploration and development	-	36,000
Issuance of common stock for convertible debentures and interest (3)	20,614	-
Total	$189,221	$784,696

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

On January 28, 2009 we issued 182,000,000 shares of our restricted common stock to Jose Edmundo Arauz in exchange for $127,400 in debt at a price of $.0007 per share.

On January 28, 2009 we issued 58,867,486 shares of our restricted common stock to Nestor Dimas Perez in exchange for $39,945 in debt and $1,262 in accrued interest at a price of $.0007 per share.

(2)     Between January 1, 2008, and March 31, 2008, seven of our Series B Convertible Preferred shareholders had converted an additional 220,960 Series B Preferred shares into 55,240,000 restricted common shares.

(3)     On January 28, 2009 we issued 29,448,571 shares of our restricted common stock to Dewey Williams in exchange for $20,000 in debentures and $614 in accrued interest. Additionally we issued Mr. Williams 28,571,429 shares of our restricted common stock for $20,000 in cash.

Note E – Payables

1.	Our accounts payable and accrued expenses of $533,140, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $236,257 is related to accounts and wages payable at Jerritt Canyon and we are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations.

2.	Our deferred wages are payable to our officers in the United States in the amount of $109,195 and to employees in Bolivia in the amount of $119,492 totaling $228,687.

3.	We have notes payable, including:

a.	A note totaling $117,600 payable to a Bolivian resident with an interest rate of 8% per annum maturing on December 31, 2009.

b.	A note totaling $12,000 payable Dewey Williams with an interest rate of 8% that has subsequently been converted into a convertible debenture maturing on March 18, 2010.

c.	A note totaling $5,500 payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009.

d.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% maturing on March 24, 2009.In the event of default, this note at the option of the holder become due and payable and the amount due shall accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada.

e.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Vice President for U.S. Administration, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of December 31, 2008 we accrued interest totaling $8,556. On February 6, 2009 the maturity date of this note was extended until May 9, 2009.

4.	On February 26, 2009 we entered into a short-term promissory note with our Chief Financial Officer for $25,000 and, on the same date, entered a short-term promissory note with our Chief Executive Officer for $30,000. The proceeds from these notes were used to pay our patent fees (mining concession fees payable to the Bolivian government), which were due February 28, 2009, to retain our mining concessions on our Precambrian properties in eastern Bolivia. These promissory notes have a term of 4 months and mature on June 25, 2009. The notes accrue interest at 8% per annum, with a default rate of 12% per annum.

5.	A debenture payable to a shareholder, Aloha Holdings, Inc., in the amount of $249,000, which bears interest at 7% per annum with a default rate of 10% per annum which matured on May 2, 2007, and is convertible into our common stock at $0.025 per share. The Company and Aloha mutually agreed to extend the maturity date of this note to May 2, 2009. We are currently in default on this note and subject to the default rate of 10%, due to the failure to pay interest in a timely manner and as of March 31, 2009 we owe $22,149.75 in accrued interest. As a subsequent event, on April 15, 2009 we were informed that this debenture had been purchased by Golden Eagle Mineral Holdings, Inc. (GEMH).

6.	As of March 31, 2009, we have 7 convertible debentures outstanding totaling $204,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 102,000,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $204,000. On the balance sheet they have been discounted by $125,472 to $78,528. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the quarter ended March 31, 2009, $36,923 was accreted to financing costs.

7.	Our obligation to pay accrued interest on Items 3-6 in the amount of $74,849. Interest on these notes is expensed each quarter and accrued.

8.	On December 29, 2008 we received from Golden Eagle Mineral Holdings, Inc. (“GEMH”) the tender of, and our board of directors approved the receipt by us into treasury of, 487,746,250 shares of our common stock owned by GEMH in exchange for one share of our Series C contingent convertible preferred stock. As a result of the conversion of 487,746,250 common shares into one Series C Preferred share, we reduced the number of common shares outstanding by 487,746,250.

9.	Our obligation for monthly lease payments of $1,563 per month for our Salt Lake City, Utah office, which terminates on July 31, 2009. We have the option of canceling the remaining lease by paying of one additional month’s rent. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office until February 15, 2009. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent until June 1, 2009.

10.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development.

11.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of December 31, 2008, we owed $42,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property which is also included in our accounts payable.

12.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000.

13.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake Resources USA, Inc. through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007 which replaced an earlier agreement dated April 18, 2007. As of March 31, 2009, we owed Livstar $6,907 which is included in our accounts payable.

14.     Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake Resources USA, Inc. and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of December 31, 2008, we owed Mr. Wilson $7,144 under this agreement which is included in our accounts payable.

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

As of March 31, 2009, we have we have seven Convertible Debentures outstanding totaling $204,000. During the quarter ended March 31, 2009, $36,923 was accreted to financing costs.

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

1. Common Stock

On January 13, 2009 we granted 15,151,515 options to Blane Wilson, our Chief Operating Officer, as part of his employment agreement. These options were valued at $25,000 and priced at $.00165 per share and expire on January 13, 2012.

All other unregistered sales of common stock during the quarter ended March 31, 2009 have been previously reported on forms 10K or 8K.

2. Convertible Debentures

During the three month period ending March 31, 2009 we entered into a Convertible Debenture Agreement and issued a Convertible Debenture totaling $52,000 to the Dewey Williams Profit Sharing Plan & Trust. This debenture carries an interest rate of 8% per annum payable at maturity and mature one year from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the three trading days prior to the date of the debenture, or $.0005 per share, whichever is less provided that the minimum conversion price is not less than $.0005 per share. As we had only received $12,000 in proceeds for this debenture as of March 31, 2009 we classified the $12,000 as a note payable on the accompanying financial statements. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933 (the “Securities Act”) for the offer and sale of this convertible debenture. We believed that Sections 4(2) and 4(6) was available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. Further, we made available to the Dewey Williams Profit Sharing Plan & Trust or its advisors with disclosure of all aspects of our business, including our reports filed with the Securities and Exchange Commission, our press releases, and other financial, business, and corporate information and we believe that the investor obtained all information regarding the Company it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

Note H – Recent accounting pronouncements

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

SFAS No. 162   In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

SFAS No. 163   The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise’s surveillance or watch list. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

Note I – Stock based compensation

As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123 (Revised 2004), “Accounting For Stock Based Compensation,” (SFAS 123(R)) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to the following options:

Date	Amount	Option Price	Quantity	Expiration	Amount expensed
2008
4/18/2008	$100,000	$.00718	13,927,577	4/18/2011
7/17/2008	25,000	.00672	3,720,238	7/17/2011
10/15/08	25,000	.00326	7,668,712	10/15/2011	$87,800
2009
1/13/09	25,000	.00165	15,151,515	1/13/2012	11,354
Total	$175,000		40,468,042		$99,154

We expensed $87,800 during 2008 in connection with the issuance of these options and $11,354 During the quarter ended March 31, 2009.

Note J – Subsequent Event

On April 15th, 2009, we were informed by Golden Eagle Mineral Holdings, Inc.(GEMH) that they had purchased the $249,000 debenture owned by Aloha Holdings, Inc. and it's accrued interest. While all terms remain the same, we are currently evaluating the impact of this change in ownership.

Back to Table of Contents