Form 10-Q
period 2009-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2009-08-19
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2009

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

|_| Yes |X| No

At August 14, 2009, there were 1,834,784,819 shares of common stock outstanding, 80,000 shares of Series B Preferred Stock and 1 share of Series C Preferred Stock and 794,449 shares of our Series D Preferred Stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended June 30, 2009 are attached hereto and incorporated by reference herein. Please refer to pages F-1 through F-8 following the signature page.

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

The statements contained in this quarterly report on Form 10-Q that are not historical are “forward-looking statements” that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

o	our business and growth strategies;

o	our ability to successfully and economically explore for minerals;

o	our ability to clarify through the Nevada state courts our position relative to the operation of the Jerritt Canyon Mill after the termination of our mill operating agreement by Queenstake Resources USA, Inc. and to recover amounts owed to us for our prior operations;

o	our exploration and development prospects, projects and programs;

o	anticipated trends in our business;

o	our future results of operations;

o	the risk of operations in Bolivia, a country that is no longer supportive of foreign investment, especially investment from the United States;

o	our liquidity and ability to finance our activities;

o	market conditions in our industries; and

o	the impact of environmental and other governmental regulation.

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

The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this quarterly report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

o	the failure to obtain sufficient capital resources to fund our operations;

o	an inability to obtain the necessary permits to conduct our operations;

o	unsuccessful exploration activities;

o	a decline in prices of the commodities that we may produce at the Jerritt Canyon mill (if we are able to produce any);

o	the current worldwide economic climate which has reduced the availability of liquidity and credit available to companies, especially those without revenues or engaged in natural resources operations;

o	incorrect estimates of required capital expenditures;

o	unexpected increases in the cost of our operations as a result of general economic conditions or time delays;

o	impact of environmental and other governmental regulation, including delays in obtaining permits; and

o	hazardous and risky operations;

o	the possibility that we will not be restored to the Jerritt Canyon mill operations by Court order after having been terminated as the operator of that mill on June 10, 2009, that the court will order damages against us or will fail to order Queenstake to pay the amounts due to us;

o	the possibility that we will not be able to successfully enter into a joint venture or other relationship with an industry partner that has gold resources for milling at our Gold Bar mill in Nevada;

o	that conditions in Bolivia will not improve sufficiently in the near future to allow us to successfully explore, mine, process or otherwise develop our potential mineral resources that we believe exist on our Zones A and C on our mining concessions in the Ascension Gold-Copper Trend in eastern Bolivia.

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

Golden Eagle International, Inc. is referred to herein as “we”, “our”, or “us”.

Overview

Our corporate headquarters are in Salt Lake City, Utah.

Up until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States. We had entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada. However, on June 10, 2009 that agreement was abruptly terminated by Queenstake USA with 3 hours notice and we were compelled to engage in litigation in the Fourth District Court for Elko County, Nevada, which is still pending, to enforce our contractual rights. The suit includes cross claims for damages and performance obligations. (See, Item II, Part 1, Legal Proceedings below.)

We have also been actively engaged in the search for, and negotiations with, a company with sufficient oxide gold resources with which we could joint venture, or enter into another business relationship, that would result in the rehabilitation and reconditioning of our Gold Bar mill located 25 miles northwest of Eureka, Nevada, but we have not been successful in entering into any such arrangement.

In addition, we have been involved in the business of minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however we are engaged in no operations in Bolivia at this time as certain of those operations are suspended pending changes in the social/political and mine taxing environments in Bolivia while we have terminated our interest in other Bolivian projects

We own two gold mills, neither of which is operating at the present time. The Gold Bar mill is collateral for a note payable to an unaffiliated party in the original principal amount of $220,000, which note was not paid when due:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill	Ascension de Guarayos, Bolivia	Owned

As of June 30, 2009, we owned the following mineral prospects in Bolivia, all of which are inactive:

Precambrian Shield (1)
Precambrian prospect	17,731 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

(1)	On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada on October 14, 2008. From mid September until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, in securing approval from the Nevada Division of Environmental Protection (NDEP) to restart milling operations at Jerritt Canyon. On March 25, 2009 approval was granted by the NDEP to recommence operations at the Jerritt Canyon mill. On April 1, 2009 we begin production operations at the Jerritt Canyon mill. On May 31, 2009 we voluntarily suspended operations at the Jerritt Canyon mill due to the fact that the deadline of May 31, 2009 established by the Nevada Division of Environmental Protection (NDEP) for the installation of a mercury emissions control system on the mill’s roasters had not been met due to financial difficulties incurred by Queenstake USA. On June 10, 2009 Queenstake USA terminated our mill operating agreement at the Jerritt Canyon mill. (See, Item II, Part 1, Legal Proceedings below.)

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively. Our financial results over the past two years have been impacted by the shutdown of our Bolivian production operations and the obligations we have incurred in performing our contact with Queenstake USA. These results have carried forward through our second quarter results ending on June 30, 2009.

Any future financing will be used to:

(a)	support our litigation efforts regarding the abrupt (and we believe wrongful) termination of our mill operating agreement at the Jerritt Canyon gold mill in central Nevada;

(b)	refurbish and recommence gold milling operations at our Gold Bar mill located near Eureka, Nevada to the extent that we are able either to find a partner or financing entity what will support the Gold Bar mill as a toll milling operation, or a property owner that wants to use the Gold Bar mill for its own production;

(c)	to the extent the political, security and tax situation in Bolivia permits us to do so: (i) maintain the infrastructure at our C Zone operations in eastern Bolivia; and (ii) continue exploration and feasibility studies on our A Zone claims in eastern Bolivia; and

(d)	to maintain our corporate obligations.

Assets.

As of June 30, 2009, we had total net assets of $7,557,245 compared to total assets of $6,123,914 as of December 31, 2008. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $1,955,427 as of June 30, 2009 from $209,392 as of December 31, 2008.

Current Assets	June 30, 2009	December 31, 2008

Cash and cash equivalents	$86,508	$54,883
Net accounts receivable(1)	1,785,338	84,482
Prepaid expenses	83,581	70,027

Total current assets	$455,432	$209,392

(1)	Net accounts receivable are all due from Queenstake Resources, USA, Inc. for the reimbursement of expenses related to the operation of the Jerritt Canyon mill as well as our cost-plus administration fee. Accounts receivable totaled $2,231,672 less $446,334 for an allowance for uncollectible accounts for a net receivable from Queenstake Resources USA of $1,785,338.

Fixed Assets	June 30, 2009	December 31, 2008

Mining equipment	$494,798	$733,353
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	63,676	137,356
Vehicles	22,000	116,182
Accumulated depreciation and depletion and Impairment	(1,083,972)	(1,219,705)

Fixed assets net	$5,601,818	$5,914,522

Capital Expenditures and Requirements

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$1,803,363	$1,803,363	$-	$-
Deferred wages	216,960	216,960	-	-
Other notes payable	220,000	220,000	-	-
Related party payable	75,000	75,000	-	-
Accrued interest	70,634	70,634	-	-
Debentures payable	131,000	81,000	50,000	-
Derivative liability	226,618	226,618	-	-
Exploration & production Buen Futuro	301,000	-	301,000	-
Production penalties consulting fees	180,000	36,000	72,000	72,000
Mining claim fees	246,860	49,372	98,744	98,744
Building leases	2,007	2,007	-	-

Total contractual cash obligations	$3,473,442	$2,780,954	$521,744	$170,744

We have material capital commitments that will likely require us to obtain adequate financing to meet these obligations. Because of our lack of liquidity we may be unable to pay these capital commitments and as such they are subject to risks of default which could result in the forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $1,803,363, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $1,492,741 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake has not made payments to us to cover these obligations incurred on their behalf. We have filed a complaint against Queenstake Resources USA to obtain payment to retire these obligations. A more detail description of this action is contained under part II, Item 1, Legal Proceedings. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. To the extent that we do not receive the cash payments from Queenstake USA timely, we will likely have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during this period by more than $1.785 million. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

2.	Our deferred wages are payable to our officers in the United States in the amount of $150,541 and to employees in Bolivia in the amount of $66,419.

3.	We have notes payable, including:

a.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada, and the holder can seek to foreclose against this asset. As of June 30, 2009, we had accrued $13,019 in interest on this note.

b.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Chief Financial Officer, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of June 30, 2009 we accrued interest totaling $10,035. On February 6, 2009 the maturity date of this note was extended until May 9, 2009. On May 9, 2009, this note was again extended through November 9, 2009. On April 1, 2009 an additional $25,000 in stock payable per Mr. Madsen’s employment contract was added to this note for a total $75,000.

4.	As of June 30, 2009, we had four Convertible Debentures outstanding totaling $131,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture; or in the case of one debenture totaling $52,000, the maturity date is one year from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 372,583,333 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $131,000. On the balance sheet they have been discounted by $78,177 to $52,823. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the six month period ended June 30, 2009, $136,218 was accreted to financing costs.

In consideration for additional investments, four Convertible Debentures were approved for conversion into shares of our Series D contingent convertible preferred stock on June 30, 2009. Those debenture holders, and the additional consideration that they invested, were set out in a Current Report on Form 8-K filed by us dated July 8, 2009.

5.	The Company has authorized for issuance 2,000,000,000 shares of common stock at $0.0001 par value. At June 30, 2009 the Company had 1,834,784,719 common shares issued and outstanding. In addition to the issued shares, the Company has Convertible Series B Preferred shares, Convertible Debentures and Stock options outstanding that could convert into 448,488,051 additional shares as of June 30, 2009 (see Note C – earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion.

As of June 30, 2009, the balance of the derivative liability was $226,618, which is the value of the shortage of 283,272,870 shares at the market price at June 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. The Company is currently in the process of increasing its authorized shares to compensate for the shortfall.

6.	Our obligation to pay accrued interest on Items 2-4 in the amount of $70,634. Interest on these notes is expensed each quarter and accrued.

7.	Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which terminated on July 31, 2009. We have the option of canceling the remaining lease by paying of one additional month’s rent, which as of the filing of this quarterly report we had not elected to do. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office on a month-to-month basis. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent on a month-to-month basis. We are currently evaluating the possibility of extending this lease.

8.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development. We will continue to evaluate whether to pay the claim fees in future years, depending on the political, social, tax and other factors in Bolivia. If we choose not to pay the fees, we will lose our right to the claims and our capital investment in those claims which expire will be forfeited.

9.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of June 30, 2009, we owed $60,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property which is also included in our accounts payable. We are obligated to make these payments notwithstanding the political, social, and taxing situation in Bolivia and whether or not we maintain the underlying claims and concessions. The co-sellers of the property (including Dr. Biste) have not made demand for payment on us.

10.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000. We are in breach of our obligation to the sellers of the property inasmuch as we have not made our exploration expenditures as required by the contract. We are unable to make these expenditures because of our financial condition, and we are unwilling to make these expenditures because of the political, social, and taxing situation in Bolivia. The co-sellers of the property have not made demand on us.

11.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007. As of June 30, 2009, we owed Livstar $37,203 which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

12.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of June 30, 2009, we owed Mr. Wilson $28,722 under this agreement, which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

Costs to maintain our properties have higher priority than other current capital requirements. As a result, we have delayed payment to some of our other creditors.

We have ongoing financing requirements pertaining to constructing the infrastructure necessary to continue our operations in the C Zone on our Precambrian properties, and then to later initiate operations on the A Zone Buen Futuro project. We no longer intend to move our Gold Bar mill and plant from Nevada to Bolivia; we may attempt to sell that asset or continue our ongoing efforts to enter into a joint venture or toll refining arrangement regarding its operation. We are unable to make these expenditures because of our financial condition, and we are unwilling to make these expenditures because of the political, social, and taxing situation in Bolivia.

Many of the foregoing obligations are past due, and we may not be able to timely pay others that become due in the near future. Should we be unable to generate sufficient revenues through business operations, or raise additional funding from outside investors, industry participants, or other sources, we will be forced to attempt to negotiate extensions to certain of our obligations or take other actions to protect our interest in our properties. Since Queenstake USA unilaterally and abruptly (and we believe wrongfully) terminated its operating agreement with us, we are no longer engaged in any operations and (therefore) we cannot expect to receive any revenues from operations (although we are seeking judicial assistance in resolving the outstanding issues). Historically, we have financed our capital requirements through short-term loans from affiliates and non-affiliates, as well as from private placements of our securities to accredited investors. There is no assurance that we will be successful in financing our business operations by these means. Further, if we seek to raise additional capital through the sale of our debt or equity securities there is no assurance that capital will be available to us on reasonable terms, if at all. Ultimately, our ability to finance our operations will be dependent on our ability to generate positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new grant and funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions. We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets

Equity

Stockholders’ equity increased to $4,831,847 as of June 30, 2009 from $4,700,317 as of December 31, 2008 representing a $131,530, or a 2.8%, increase in stockholders’ equity. This stockholders’ equity increase was primarily due to the issuance of our Series D Preferred Stock. .

We are authorized to issue 2,000,000,000 common shares; as of June 30, 2009, we had 1,834,784,819 shares outstanding. We have filed a preliminary proxy statement for a meeting of our shareholders at which they will be asked to approve an increase in our authorized common shares through a reverse stock split and other means. Because of our focus on other operational and administrative issues we have not been able to respond to SEC comments to that preliminary proxy statement, we have not filed an amendment thereto, and we have not scheduled a shareholders’ meeting to consider that issue or other issues to be presented to the shareholders. Any matters to be presented to the shareholders for consideration will be presented in a definitive proxy statement.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4.5 million of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; (c) one share of our authorized preferred stock is designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion; and, 999,999 shares of our Series D contingent convertible preferred shares, of which 794,449 shares were issued subsequent to the end of the second quarter and are contingently convertible into 1,986,122,500 common shares only once 5 billion comment shares are authorized. We also have $131,000 in convertible debentures outstanding convertible into 372,583,333 shares of our common stock. Additionally we have granted options to Blane Wilson our Chief Operating Officer totaling 55,904,718 shares of our common stock. Including all of our commitments for common shares (being outstanding shares of preferred stock which are convertible into common stock,, including those that are subject to the availability of authorized and unissued shares prior to conversion, and outstanding convertible debentures) our outstanding common stock on a fully diluted basis as of June 30, 2009 would be 4,757,141,620, and as of the date of this report would be the same. As noted above our articles of incorporation permit us to issue 2,000,000,000 shares of common stock. It is our intent to schedule a shareholders’ meeting to seek shareholder approval to reverse the number of outstanding shares by 500 to 1 to accommodate the potential number of common shares necessary within our current number of authorized shares.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart (even though common stock in excess of two billion shares cannot be issued). The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation

Fully diluted shares for the quarters ended June 30,	2009	2008

Basic shares outstanding	1,834,784,819	1,904,086,259
Series B conversion	20,000,000	28,333,500
Series C conversion	-	-
Series D conversion	-	-
Convertible debentures	372,583,333	132,958,199
Convertible notes payable	-	18,009,325
Stock options (approved)	55,904,718	13,927,577

Total	2,283,272,870	2,097,314,860

Results of Operations

The following sets forth certain information regarding our results of operations for the three-month and six-month periods ended June 30, 2009, compared with the same period in 2008.

(a) Three Months Ended June 30, 2009/Three Months Ended June 30, 2008

Revenues.   During the three months ended June 30, 2009, we generated revenues of $3,359,083 compared to $0 in revenue during the same 2008 period. All revenues generated during the three-month period ended June 30, 2009, were from our mill operating agreement with Queenstake Resources USA, Inc. (“Queenstake”) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada (which agreement has been terminated by Queenstake USA as we have discussed above, as well as in Part II, Item 1 below). Through the termination of our mill operating agreement by Queenstake USA at the Jerritt Canyon mill we had 82 employees working on-site at the Jerritt Canyon mill performing duties related to its operation. Of the total revenues generated during the quarter ended June 30, 2009, $2,640,937 were related expenses we incurred on behalf of Queenstake USA and $718,147 were related to our fee for services provided.

In order to better understand the revenues reported for the first six months of 2009, it is important to note that $2,231,672 (less an allowance for collectability of $446,334) are reflected as accounts receivable and current assets – meaning that we have only received cash from Queenstake USA of approximately $1.1 million. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. To the extent that we do not receive the cash payments from Queenstake USA timely, we will likely have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during this period by more than $1.785 million.

Production Costs. During the three-month period ending June 30, 2009, we had cost of goods sold of $2,714,740 related to expenses at our Jerritt Canyon mill operations. During the corresponding 2008 period we recorded no production costs.  It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $34,080, or 59%, to $23,957 for the three months ended June 30, 2009, from $58,037 for the comparable 2008 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia. Most exploration and development costs that were incurred were related to the shutdown of operations and are not expected to be recurring items.

General & Administrative Expenses. General and administrative expenses decreased by $136,989, or 40%, to $202,654 for the three months ended June 30, 2009, from $339,643 during the three months ended June 30, 2008.  The decrease in our general administrative expense is primarily attributable to the suspension of our Bolivian operations including the reduction of our Bolivian staff. We do not know when, if ever, we will return to operations in Bolivia.

Bad Debt Expense. Bad debt expense increased to $446,334 during the three months ended June 30, 2009 from $0 during the three month period ended June 30, 2008. This increase in other expenses was primarily the result of an allowance for uncollectible Queenstake receivables of $446,334. Due to the suspension of our contract with Queenstake Resources USA and the subsequent lawsuit we cannot guarantee that we will be able to collect all fund s owed to us under the operating contract. We have entered an allowance for uncollectible receivables in the amount of $446,334 to account for the risk of this uncertainty. We will evaluate this allowance as time goes on and we may increase this allowance in future periods if conditions warrant and increase.

Depreciation and Depletion Expenses.  Depreciation and depletion increased by $9,554 to $14,734 during the three months ended June 30, 2009, from $5,180 during the same period in 2008.

Operating Loss.  Operating loss decreased by $359,524, to $43,335 for the three months ended June 30, 2009, from an operating loss of $402,859 for the three months ended June 30, 2008.  The decreased loss was primarily due to revenues from our Jerritt Canyon mill operations. As noted above, our operating income is dependent on our ability to recognize revenues from our Jerritt Canyon mill operations. If the amounts due to us from Queenstake USA prove not to be collectible, or of delayed collectability, we may not be able to recognize those amounts as revenues. Such a restatement of financial statements (if required) would increase our operating loss for the period.

Interest Expense.  Interest expense for the three-month period ended June 30, 2009, increased by $4,125 to $30,063, from $25,938 during the same 2008 period.  The increase was due to additional debt incurred during the period which was converted into our Series D Preferred Stock.

Loss on Sale of Assets.  During the quarter ended June 30, 2009, we incurred a net loss $59,350 from the sale and disposition of assets in Bolivia. This total resulted from a gain of $15,852 on certain fixed assets retired offset by a $75,202 loss on the retirement of other fixed assets. During the same 2008 period there was a $12,000 gain on the sale of fixed assets.

Accretion of Note Discount. During the three-month period ended June 30, 2009, we incurred $99,295 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $26,733 during the same 2008 period. As of March 31, 2009, we had seven Convertible Debentures outstanding totaling $204,000. We entered into an additional debenture totaling $52,000 during the period. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture with the exception of the debenture entered into during the period which matures one year from the date of the debenture. Each debenture, and its accrued interest, except for the one debenture totaling $52,000, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 372,583,333 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months or if the debenture is converted prior to maturity the remaining unaccreted amount is accreted in full. In consideration for additional investments, four of the above Convertible Debentures were approved for conversion into shares of our Series D contingent convertible preferred stock on June 30, 2009. Those debenture holders, and the additional consideration that they invested, were set out in a Current Report on Form 8-K filed by us dated July 8, 2009. The face amount of the four outstanding debentures is $131,000. On the balance sheet they have been discounted by $78,177 to $52,823. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the three months ended June 30, 2009, $99,295 was accreted to financing costs.

Gain (Loss) on Valuation of Derivative Liability. As of June 30, 2009, the balance of the derivative liability was $226,618, which is the value of the shortage of 283,272,870 shares at the market price at June 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. The Company is currently in the process of increasing its authorized shares to compensate for the shortfall.

Other Net Expenses and Income.  Other expenses net of other income for the quarter ended June 30, 2009, were $36,749 compared to other income of $40,130 during the same 2008 period. The increase costs were for one time costs related to the suspension of our operations in Bolivia.

Net Loss.  Net loss for the three-month period ended June 30, 2009, increased by $92,010 to $495,410 from $403,400 during the same 2008 period.  The increase was primarily due to the operating loss and the loss on valuation of derivative liability.

(b)     Six Months Ended June 30, 2009/Six Months Ended June 30, 2008 Revenues.   During the six months ended June 30, 2009, we generated revenues of $4,173,766 compared to $0 in revenue during the same 2008 period. All revenues generated during the six-month period ended June 30, 2009, were from our mill operating agreement with Queenstake Resources USA, Inc. (“Queenstake USA”) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada (which agreement has been terminated by Queenstake USA as we have discussed above, as well as in Part II, Item 1 below). Through the termination of our mill operating agreement by Queenstake USA at the Jerritt Canyon mill we had 82 employees working on-site at the Jerritt Canyon mill performing duties related to its operation. Of the total revenues generated during the quarter ended June 30, 2009, $3,319,452 were related expenses we incurred on behalf of Queenstake USA and $854,315 were related to our fee for services provided.

In order to better understand the revenues reported for the first six months of 2009, it is important to note that $2,231,672 (less an allowance for collectability of $446,334) are reflected as accounts receivable and current assets – meaning that we have only received cash from Queenstake USA of approximately $1.1 million. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. To the extent that we do not receive the cash payments from Queenstake USA timely, we will likely have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during this period by more than $1.785 million.

Production Costs. During the six-month period ending June 30, 2009, we had cost of goods sold of $3,391,072 related to expenses at our Jerritt Canyon mill operations. During the corresponding 2008 period we recorded no production costs. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $48,130, or 42%, to $65,785 for the six months ended June 30, 2009, from $113,915 for the comparable 2008 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia. Most exploration and development costs that were incurred were related to the shutdown of operations and for work done on our Gold Bar mill and are not expected to be recurring items .

General & Administrative Expenses. General and administrative expenses decreased by $109,463, or 19%, to $471,698 for the six months ended June 30, 2009, from $581,161 during the six months ended June 30, 2008.  The decrease in our general administrative expense is primarily attributable to the suspension of our Bolivian operations including the reduction of our Bolivian staff. We do not know when, if ever, we will return to operations in Bolivia.

Bad Debt Expense. Bad debt expense increased to $446,334 during the six months ended June 30, 2009 from $0 during the six month period ended June 30, 2008. This increase in other expenses was primarily the result of an allowance for uncollectible Queenstake receivables of $446,334. Due to the suspension of our contract with Queenstake Resources USA and the subsequent lawsuit we cannot guarantee that we will be able to collect all fund s owed to us under the operating contract. We have entered an allowance for uncollectible receivables in the amount of $446,334 to account for the risk of this uncertainty. We will evaluate this allowance as time goes on and we may increase this allowance in future periods if conditions warrant and increase.

Depreciation and Depletion Expenses.  Depreciation and depletion increased by $22,633 to $33,610 during the six months ended June 30, 2009, from $10,977 during the same period in 2008.  This increase was due to the sale and disposition of certain fixed assets in Bolivia related to our suspension of operations.

Operating Loss.  Operating loss decreased by$471,320, to $234,732 for the six months ended June 30, 2009, from an operating loss of $706,052 for the six months ended June 30, 2008.  The decreased loss was primarily due to revenues from our Jerritt Canyon mill operations. As noted above, our operating income is dependent on our ability to recognize revenues from our Jerritt Canyon mill operations. If the amounts due to us from Queenstake USA prove not to be collectible, or of delayed collectability, we may not be able to recognize those amounts as revenues. Such a restatement of financial statements (if required) would increase our operating loss for the period.

Interest Expense.  Interest expense for the six-month period ended June 30, 2009, decreased by $14,665 to $50,481, from $65,146 during the same 2008 period.  The decrease was due to the conversion of debt to Series C and D Preferred Stock.

Loss on Sale of Assets.  During the six months ended June 30, 2009, we incurred a net loss $55,385 from the sale and disposition of assets in Bolivia. This total resulted from a gain of $50,216 on certain fixed assets retired offset by a $105,600 loss on the retirement of other fixed assets. During the same 2008 period there was a $12,000 gain on the sale of fixed assets.

Accretion of Note Discount. During the six-month period ended June 30, 2009, we incurred $136,218 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $40,235 during the same 2008 period. As of March 31, 2009, we had seven Convertible Debentures outstanding totaling $204,000. We entered into an additional debenture totaling $52,000 during the period. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture with the exception of the debenture entered into during the period which matures one year from the date of the debenture. Each debenture, and its accrued interest, except for the one debenture totaling $52,000, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 372,583,333 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months or if the debenture is converted prior to maturity the remaining unaccreted amount is accreted in full. In consideration for additional investments, four of the above Convertible Debentures were approved for conversion into shares of our Series D contingent convertible preferred stock on June 30, 2009. Those debenture holders, and the additional consideration that they invested, were set out in a Current Report on Form 8-K filed by us dated July 8, 2009. The face amount of the four outstanding debentures is $131,000. On the balance sheet they have been discounted by $78,177 to $52,823. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the six months ended June 30, 2009, $136,218 was accreted to financing costs.

Gain (Loss) on Valuation of Derivative Liability. As of June 30, 2009, the balance of the derivative liability was $226,618, which is the value of the shortage of 283,272,870 shares at the market price at June 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. The Company is currently in the process of increasing its authorized shares to compensate for the shortfall.

Other Net Expenses and Income.  Other expenses net of other income for the six months ended June 30, 2009, were $245,903 compared to other income of $84,887 during the same 2008 period. This increase in other expenses was primarily the result of the incurred loss of $117,263 related to currency fluctuations associated with the revaluation of fixed assets in Bolivia.

Net Loss.  Net loss for the six-month period ended June 30, 2009, increased by $234,791 to $949,337 from $714,546 during the same 2008 period.  The increase was primarily due to our allowance for uncollectible receivables totaling $446,334 and the expense taken for currency fluctuations related to the revaluation of fixed assets in Bolivia totaling $117,263 and loss on valuation of derivative liability of $226,618.

Liquidity and capital resources

Our auditors issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008 as we had a significant working capital deficit and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $657,148 at June 30, 2009 and $1,117,599 at December 31, 2008, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $1,000,000 pending adequate financing over the next twelve months for general and administrative expenses.

Our cash balance of $86,508 as June 30, 2009, is insufficient to meet these planned expenses. In order to continue to pay our expenses, we intend to generate revenue from our contract to operate the Jerritt Canyon mill and may seek to raise additional cash by means of debt and/or equity financings. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is  most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

Plan of Operations

i. The Jerritt Canyon Gold Mill

As part of our program of diversification into north-central Nevada, on October 14, 2008 we entered into a Mill Operating Agreement (the “Agreement”) with Queenstake USA, the wholly-owned subsidiary of Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp., to operate the 4,000 ton-per-day (tpd) Jerritt Canyon CIL gold mill (the “Mill”) located 50 miles north of Elko, Nevada. After failing to pay us all amounts we believe were due under the Agreement, in June 2009 Queenstake USA abruptly (and we believe wrongfully) terminated the Agreement and filed litigation against us alleging our breach of the Agreement (as described in more detail below). We have filed an answer denying their material allegations and have filed counter-claims. Our plan of operations at the present time is to successfully prosecute and defend this litigation, to recover our rights under the Agreement, and to collect damages and other amounts due to us from Queenstake USA and its parent and affiliates. We cannot offer any assurance that we will be successful in so doing.

ii. The Gold Bar Mill.

In 2004, we purchased the 4,000 tpd Gold Bar CIP gold mill (the “Gold Bar Mill” or the “Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our A Zone project in eastern Bolivia. Due to the current political climate and tax structure in Bolivia, we have determined that the best course of action with regards to the Gold Bar Mill is to leave it in place and explore our options related to the Mill in Nevada. In April 2008 we hired Blane Wilson as our Chief Operating Officer. Mr. Wilson’s primary responsibility was to help us determine the best course of action with regards to this asset and implement a Gold Bar strategy. We have entered into confidentiality agreements and had detailed negotiations with various parties regarding the potential of this Mill. These possibilities include

(a)	rehabilitating the Mill for toll refining (which is defined as processing ore through our Mill for a fixed fee or toll that is produced by a third-party mining company from its mine)on its current site; or

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

iii.     The C Zone Gold Mill and Mine, Mine Camp for A & C Zone Projects, and A Zone Buen Futuro Gold and Copper Project.

At the present time we have no plans to recommence operations in Bolivia because of the unfavorable political, social, and taxing environment. Should those conditions improve, we will consider recommencing operations in Bolivia.

iv. Cangalli Gold Project.

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

v. Summary of Plan of Operations

To accomplish our strategy we intend to carry out the steps in our Plan of Operations that are summarized below:

1.	Continue our litigation initiated for the purpose of restoring us to the Jerritt Canyon mill site as the mill operator, or in the alternative, to be awarded the benefit of the bargain (the lost profit over a 5-year period as calculated by Queenstake USA in documents provided to the NDEP and to us during negotiations). (See, Item II, Part 1, Legal Proceedings below.)

2.	Determine if we will perform contract ore milling at the current Gold Bar site in Nevada, enter into a joint venture for milling ore at the Gold Bar site, or sell the mill to another mining company for the purpose of processing ore at the Gold Bar site. Also, determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortfall in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million. We currently do not have sufficient financing available for the Gold Bar mill and we are focusing our efforts on the Jerritt Canyon gold mill as described above.

3.	We will continue to monitor and evaluate the political and tax climate in Bolivia with regards to recommencing mining and milling operations at our C Zone mine and mill. We will also continue our discussions with potential joint venture partners that may be willing to provide funding and operate the C Zone mine and mill. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political and tax climate will improve adequately in Bolivia to permit recommencement of operations (assuming without assurance that we have the financing necessary for those operations).

4.	Notwithstanding the current, unfavorable political, social and taxing environment in Bolivia, we currently intend to maintain our mining claims on the Buen Futuro 2,500-acre site as well as other critical claims in the Precambrian Shield surrounding the Buen Futuro claims not included in the A Zone, as well as the remainder of our 42,731-acre remaining landholding as best we can, given our current lack of liquidity and the current political and tax climate in Bolivia as described above. We will continue to monitor and evaluate the political and tax climate in Bolivia on an ongoing basis and we may reestablish our exploration and development efforts at Buen Futuro should conditions in Bolivia improve. We cannot however guarantee that we will develop the Buen Futuro project and we may elect to discontinue our efforts to develop our mineral projects in Bolivia. We will continue to seek joint venture partners to develop the region. We estimate costs for this additional exploration work to total $1,000,000 over the next two years. We also cannot guarantee at this time that negotiations with joint possible joint venture partners will result in the development of the Buen Futuro project

5.	Since we currently have only a limited amount of cash on hand and a substantial working capital deficit, our ability to implement any or all of these planned strategies requires significant infusions of working and operating capital; however, we cannot assure we will be successful in raising capital through a secondary offering, private placements or debt financing to meet our cash needs.

In order to assist in financing our planned operations, we will continue to seek joint venture partners, as well as merger and acquisition candidates, or other industry participants who would enter into joint development efforts on our Precambrian prospects or northern Nevada milling possibilities; however, there is no assurance that any potential joint-venture or merger partners will be interested in evaluating these prospects or in negotiating an agreement with us on reasonable or acceptable terms.

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

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this inspection, these officers concluded that our disclosure controls and procedures are effective as of June 30, 2009, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 1. Legal proceedings

On June 10, 2009, we received a notice (the “Notice”) from Queenstake Resources USA, Inc. (“Queenstake USA”), the wholly owned subsidiary of Yukon-Nevada Gold Corp., (“YNG”), advising us that Queenstake USA allegedly terminated the agreement between Golden Eagle and Queenstake USA regarding the operation of the Jerritt Canyon gold mill (the “Mill”). The Notice provided that Queenstake USA believed that the termination was effective immediately.

Also on June 10, 2009, Queenstake USA filed a Complaint against the Company in the Fourth Judicial District Court of the state of Nevada for Elko County (Queenstake Resources USA, Inc.(Plaintiff) v. Golden Eagle International, Inc (Defendant).; Golden Eagle International, Inc. (Counterclaimant) v. Queenstake Resources USA, Inc. (Counter Defendant); Golden Eagle International, Inc. (Third Party Plaintiff) v. Francois Marland, John Does 1-10, Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp. (Third-Party Defendants), case no. CVC-C-09-544 Dept 2). In the Complaint, Queenstake USA alleges that Golden Eagle breached an agreement between the parties with respect to the operation of the Mill; breached an implied covenant of good faith and fair dealing; and committed negligence in the operation of the Mill. Further, in the Complaint Queenstake USA has sought a declaratory judgment that Golden Eagle is obligated to leave the Mill site and cease operating the Mill.

We believed then, and continue to believe, that Queenstake USA’s allegations are false and wholly without merit. Subsequent to the end of the second quarter, on July 9, 2009, we filed an Answer, Counterclaim and Third-Party Complaints. Our Answer specifically denies those allegations made in the Complaint filed (but never served) by Queenstake USA on June 10, 2009 (See our Current Reports filed on Form 8-K on June 12, 2009, July 9, 2009, and July 17, 2009).

Our Counterclaim against Queenstake USA alleges that by a pattern of fraud, misrepresentation, material omissions and deceptive business practices Queenstake USA induced Golden Eagle to enter into a mill operating agreement on October 14, 2008, which called for Golden Eagle to operate the Mill for a 5-year period and provide extensive services to prepare the Mill for operations and bring it into environmental compliance. The Counterclaim further alleges that Queenstake USA continued between October 2008 and June 2009, through fraudulent and deceptive means, to induce Golden Eagle to continue to provide its administrative services and contract with up to 82 employees, providers, suppliers and third-party contractors, which resulted in a liability for costs incurred by Golden Eagle, and administrative fees owed to Golden Eagle, in excess of $2.23 million. Our allegations include that Yukon-Nevada and one of its significant investors deemed Golden Eagle’s contract “too lucrative” and then tortiously interfered with the mill operating agreement by compelling Queenstake USA to breach its agreement and covenant of good faith and fair dealing with Golden Eagle on June 10, 2009. We allege that this breach, based on the Counterclaim and Third Party Complaints, caused Golden Eagle to lose the “benefit of the bargain,” or lost profit from the agreement, in excess of $40 million based on Queenstake USA’s own calculations and representations to Golden Eagle and the Nevada Division of Environmental Protection (NDEP).

We also allege in our Counterclaim that the mill operating agreement had all of the characteristics of a lease, putting Golden Eagle in possession of the mill property and its full use; ensuring Golden Eagle’s quiet enjoyment of the premises; requiring Golden Eagle to maintain and repair the property; granting Golden Eagle access to the “common areas” on the mill complex, etc. As a result of these lease characteristics, we have sought statutory relief under the Nevada Forcible Entry and Detainer statutes and seek an order of the court based on those statutes putting Golden Eagle back in immediate possession of the mill property.

We further allege in our Counterclaim and Third-Party Complaints that Queenstake USA, Yukon-Nevada (Yukon USA’s parent corporation) and a significant Queenstake USA investor have caused us irreparable harm. As a result, we ask the court for a Declaratory Judgment and a Writ of Mandamus that order that Golden Eagle be allowed full possession of the mill property so that it may complete its contract term of 5 years.

We claim in our Counterclaim and Third-Party Complaints that Queenstake USA, Yukon-Nevada and a significant Queenstake USA investor have committed acts of oppression, fraud or malice, express or implied, and that Golden Eagle is entitled under Nevada law to recover punitive damages, which are calculated as three times the amount of compensatory damages.

Finally, we allege in our Counterclaim and Third-Party Complaints that Queenstake Canada unconditionally guaranteed the agreement between Golden Eagle and Queenstake USA, and furthermore, unconditionally guaranteed the covenant of good faith and fair dealing between the parties. As a result, Queenstake Canada was also named as a Third-Party Defendant sharing joint liability with its wholly owned subsidiary, Queenstake USA.

On July 15, 2009 we recorded a Notice of Mechanics/Materialmen’s Lien and a Notice of Mill Lien (the “Liens”) against the Jerritt Canyon mill located 50 miles north of Elko, Nevada, in the total amount of $1,307,813 in the official records of the Elko County Recorder, State of Nevada. Notice of the liens was served on Queenstake Resources, USA and Yukon-Nevada Gold Corp. pursuant to Nevada State law by certified or registered mail on July 15 and 16, 2009.

On July 17, 2009 we filed an Amended Answer, Counterclaim and Third-Party Complaints seeking to foreclose on the Liens described above, as well as maintaining the causes of action originally set out in the pleading filed on July 9, 2009 in the matter of Queenstake Resources USA, Inc.(Plaintiff) v. Golden Eagle International, Inc (Defendant).; Golden Eagle International, Inc. (Counterclaimant) v. Queenstake Resources USA, Inc. (Counter Defendant); Golden Eagle International, Inc. (Third Party Plaintiff) v. Francois Marland, John Does 1-10, Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp. (Third-Party Defendants), CV-C-09-544, in the Fourth Judicial District Court for Nevada, In and For the County of Elko.

Item 2. Unregistered sales of equity securities and use of proceeds.

Any unregistered sales of equity securities during the quarter ended June 30, 2009 and subsequently have been previously reported within a form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company held its most recent shareholders meeting in September 2007. The Company has not yet set a date for its 2009 shareholders meeting but currently expects to hold the meeting in November 2009. Although we have not yet set a definitive date for our 2009 shareholders meeting we are requiring that proposals from our shareholders for consideration at the meeting must be presented to the Company not later than September 1, 2009. After September 1, 2009, any shareholder proposal will be considered untimely. If we extend the date of our shareholders’ meeting further, we will provide a new date for receipt of proposals. Proposals from shareholders intended to be present at the Annual Meeting of shareholders should be addressed to Golden Eagle International, Inc., Attention: Corporate Secretary, 9661 South 700 East, Salt Lake City, Utah 84070. Upon receipt of any such proposal, we shall determine whether or not to include any such proposal in the Proxy Statement and proxy in accordance with applicable law. It is suggested that shareholders forward such proposals by Certified Mail-Return Receipt Requested.

Item 6. Exhibits:

Exhibits required by Item 601 of Regulation S-K:

3.1(i) Restated Bylaws, filed herewith

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

GOLDEN EAGLE INTERNATIONAL, INC.

(Golden Eagle)

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer August 18, 2009

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2009 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer August 18, 2009

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2009 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer August 18, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 18, 2009 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer August 18, 2009

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 86,508	$ 54,883
Net accounts receivable	1,785,338	84,482
Prepaid expenses	83,581	70,027

Total current assets	1,955,427	209,392

PROPERTY AND EQUIPMENT
Mining equipment and property	494,798	733,353
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	63,676	137,356
Vehicles	22,000	116,182

	6,685,790	7,134,227
Less accumulated depreciation and impairment	(1,083,972)	(1,219,705)

Total property and equipment	5,601,818	5,914,522

Total Assets	$ 7,557,245	$ 6,123,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,803,363	$ 281,232
Deferred wages	216,960	205,092
Other notes payable	220,000	468,285
Related party payable	75,000	57,525
Convertible debenture	-	249,000
Accrued interest payable	70,634	65,857
Derivative liability	226,618	-

Total current liabilities	2,612,575	1,326,991

Convertible notes payable-net	-	61,605
Debentures (net)	52,823	-

Total long term liabilities	52,823	61,605

Common stock payable	60,000	35,000
Commitments and contingencies	-	-

Total Liabilities	2,725,398	1,423,596

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,874,450 and 80,001 issued and outstanding respectively	8,744	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;1,834,784,719 and 1,535,897,333 issued and outstanding shares, respectively	183,478	153,589
Additional paid-in capital	62,042,318	60,999,285
Accumulated (deficit)	(57,402,694)	(56,453,357)

Total stockholders' equity	4,831,847j	4,700,317

Total Liabilities and Stockholders' Equity	$ 7,557,245	$ 6,123,913

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

REVENUES	$3,359,083	-	$4,173,766	-
OPERATING EXPENSES
Production Costs	2,714,740	-	3,391,072	-
Exploration & development	23,957	58,037	65,785	113,915
General and administration	202,654	339,643	471,698	581,161
Bad debt expense	446,334	-	446,334	-
Depreciation and depletion	14,734	5,180	33,610	10,977

Total operating expenses	3,402,419	402,859	4,408,499	706,052

OPERATING INCOME (LOSS)	(43,335)	(402,860)	(234,732)	(706,053)

OTHER INCOME (EXPENSE)
Interest expense	(30,063)	(25,938)	(50,481)	(65,146)
Gain (loss) on sale of assets	(59,350)	12,000	(55,385)	12,000
Accretion of note discount	(99,295)	(26,733)	(136,218)	(40,235)
Gain (loss) on valuation of derivative liability	(226,618)	-	(226,618)	-
Other, net	(36,749)	40,130	(245,903)	84,887

Total other income (expense)	(452,075)	(541)	(714,605)	(8,494)

Loss before income taxes	(495,410)	(403,400)	(949,337)	(714,546)
Income taxes	-)	-	-)	-

NET (LOSS)	$(495,410)	$(403,400)	$(949,337)	$(714,546)

Basic and diluted (loss) per share	$(.00)	$(.00)	$(.00)	$(.00)
Weighted average shares outstanding-basic and diluted	1,834,784,819	1,883,671,472	1,788,291,210	1,793,222,142

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows For the Six Months Ended (Unaudited)

	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(949,337)	$(714,546)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	-	213,698
Stock payable for services	25,000	-
Stock issued for financing fees	-	10,000
Stock issued for exploration and development	-	36,000
Stock issued for interest	-	85,494
Stock issued for payables	-	81,603
Depreciation	33,610	59,967
Accretion of note discount	136,218	40,235
Expensing of options e	25,196	-
(Gain) loss on disposition of assets	55,385	(12,000)
Gain (loss) on valuation of derivative liability	226,618	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,700,856)	-
Decrease (increase) in prepaid expense and other costs	(13,554)	3,758
Increase (decrease) in related party payable	17,475	-
Increase (decrease) in deferred wages	11,868	17,918
Increase (decrease) in accounts payable	1,522,131	22,520
Increase (decrease) in accrued interest	39,916	(50,292)

Net cash flows (used by) operating activities	(570,330)	(205,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	223,710	(423,063)

Net cash flows provided by (used) in investing activities	223,710	(423,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	55,000	13,000
Repayments to related parties	(55,000)	(35,350)
Proceeds from other notes payable	159,245	339,650
Repayments of other notes payable	-	-
Proceeds of debentures	52,000	164,500
Preferred stock sold	147,000	-
Common stock sold	20,000	150,125

Net cash flows provided by financing activities	378,245	631,925

NET INCREASE (DECREASE) IN CASH	31,625	3,217
CASH - BEGINNING OF PERIOD	54,883	2,742

CASH - END OF PERIOD	$ 86,508	$ 5,959

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred and common stock issued for debt (see note e)	$ 614,185	$ -
Cash paid for

Interest	$ 10,273	$ 13,262
Income taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the quarter ended June 30, 2009. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Going Concern Considerations
The 2008 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of June 30, 2009 and have incurred substantial losses since our inception.

Up until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States. We had entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada. However, on June 10, 2009 that agreement was abruptly terminated by Queenstake USA with 3 hours notice and we were compelled to engage in litigation in the Fourth District Court for Elko County, Nevada, which is still pending, to enforce our contractual rights. (See, Item II, Part 1, Legal Proceedings below.)

We have also been actively engaged in the search for, and negotiations with, a company with sufficient oxide gold resources with which we could joint venture, or enter into another business relationship, that would result in the rehabilitation and reconditioning of our Gold Bar mill located 25 miles northwest of Eureka, Nevada.

In addition, we have been involved in the business of minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however we are engaged in no operations in Bolivia at this time as certain of those operations are suspended pending changes in the social/political and mine taxing environments in Bolivia while we have terminated our interest in other Bolivian projects

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill	Ascension de Guarayos, Bolivia	Owned

As of June 30, 2009, we owned the following mineral prospects in Bolivia, all of which are inactive:

Precambrian Shield (1)
Precambrian prospect	17,731 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

1 On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada on October 14, 2008. From mid September until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, in securing approval from the Nevada Division of Environmental Protection (NDEP) to restart milling operations at Jerritt Canyon. On March 25, 2009 approval was granted by the NDEP to recommence operations at the Jerritt Canyon mill. On April 1, 2009 we begin production operations at the Jerritt Canyon mill. On May 31, 2009 we voluntarily suspended operations at the Jerritt Canyon mill due to the fact that the deadline of May 31, 2009 established by the Nevada Division of Environmental Protection (NDEP) for the installation of a mercury emissions control system on the mill’s roasters had not been met due to financial difficulties incurred by Queenstake USA. On June 10, 2009 Queenstake USA terminated our mill operating agreement at the Jerritt Canyon mill. (See, Note I, Legal Proceedings below.)

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

We also discontinued mining and milling operations on our C Zone mine and mill in December of 2008 due to the shortage of diesel fuel, political instability and a substantial change in the Bolivian tax structure for mining companies that severely limited our ability to become profitable on our Bolivian operations.

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed in annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q for June 30, 2009, in connection with our financial results for the years ended December 31, 2008 and 2007.

Reclassifications
Certain amounts for the three months ended June 30, 2009 have been reclassified to conform to the June 30, 2009 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

Stockholders’ equity increased to $4,831,847 as of June 30, 2009 from $4,700,317 as of December 31, 2008 representing a $131,530, or a 2.8%, increase in stockholders’ equity. This stockholders’ equity increase was primarily due to the issuance of our Series D Preferred Stock.

We are authorized to issue 2,000,000,000 common shares; as of June 30, 2009, we had 1,834,784,819 shares outstanding. We have filed a preliminary proxy statement for a meeting of our shareholders at which they will be asked to approve an increase in our authorized common shares through a reverse stock split and other means. Because of our focus on other operational and administrative issues we have not been able to respond to SEC comments to that preliminary proxy statement, we have not filed an amendment thereto, and we have not scheduled a shareholders’ meeting to consider that issue or other issues to be presented to the shareholders. Any matters to be presented to the shareholders for consideration will be presented in a definitive proxy statement.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4.5 of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; (c) one share of our authorized preferred stock is designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion; and, 999,999 shares of our Series D contingent convertible preferred shares, of which 794,449 shares were issued subsequent to the end of the second quarter and are contingently convertible into 1,986,122,500 common shares only when the authorized capital is increased to 5 billion common share, or other split which provides the availability of the shares needed for the conversion.

We also have $131,000 in convertible debentures outstanding convertible into 372,583,333 shares of our common stock.

Additionally we have granted options to Blane Wilson our Chief Operating Officer totaling 55,904,718 shares of our common stock.

Including all of our commitments for common shares (being outstanding shares of preferred stock which are convertible into common stock, excluding those that are subject to the availability of authorized and unissued shares prior to conversion, and outstanding convertible debentures) our outstanding common stock on a fully diluted basis as of June 30, 2009 would be 2,283,272,870. As noted above our articles of incorporation permit us to issue 2,000,000,000 shares of common stock. It is our intent to schedule a shareholders’ meeting and reverse the number of outstanding shares by 500 to 1 to accommodate the potential number of common shares necessary within our current number of authorized shares.

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

Fully diluted shares for the quarters ended June 30,	2009	2008

Basic shares outstanding	1,834,784,819	1,904,086,259
Series B conversion	20,000,000	28,333,500
Series C conversion	-	-
Series D conversion	-	-
Convertible debentures	372,583,333	132,958,199
Convertible notes payable	-	18,009,325
Stock options (approved)	55,904,718	13,927,577

Total	2,283,272,870	2,097,314,860

For the six months ended June 30	2009	2009

Net Loss	($949,337)	($714,546)
Weighted average shares outstanding-basic and diluted	1,788,291,210	1,793,222,142

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

Six Months ended June 30,	2009	2008

Issuance of common stock for the conversion of debt, payables and interest (1)	$168,607	$678,658
Conversion of preferred stock to common stock (2)	-	232,628
Issuance of common stock to employees and consultants	-	141,698
Issuance of common stock for exploration and development	-	36,000
Issuance of common stock for convertible debentures and interest (3)	20,614	-
Issuance of Series D Preferred Stock in exchange for debt(4)	614,185	-
Issuance of Series D Preferred Stock in exchange for interest	33,264	-

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

On January 28, 2009 we issued 182,000,000 shares of our restricted common stock to Jose Edmundo Arauz in exchange for $262,974 in debt at a price of $.0034 per share.

On January 28, 2009 we issued 58,867,486 shares of our restricted common stock to Nestor Dimas Perez in exchange for $39,945 in debt and $1,262 in accrued interest at a price of $.0034 per share.

(2)     Between January 1, 2008, and December 31, 2008, nine of our Series B Convertible Preferred shareholders had converted an additional 232,628 Series B Preferred shares into 58,157,000 restricted common shares.

(3)     On January 28, 2009 we issued 29,448,571 shares of our restricted common stock to Dewey Williams in exchange for $20,000 in debentures and $614 in accrued interest. Additionally we issued Mr. Williams 28,571,429 shares of our restricted common stock for $20,000 in cash.

(4)     On July 2 and 3, 2009, we entered into seven separate Series D Contingent Convertible Preferred Stock Subscription Agreements (“Subscription Agreement” or “Subscription Agreements”) that became effective July 6, 2009 when we filed the Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State designating our new Series D Stock. These Subscription Agreements provide for the issuance of an aggregate of 794,449 shares of our newly created Series D contingent convertible preferred stock (the “Series D Stock”) for satisfaction in full of debt totaling $794,449. The debt retired by the issuance was comprised of debt owed to the seven separate subscribers. A more detailed description of this transaction may be found in Note G, (3).

Note E – Payables

1.	Our accounts payable and accrued expenses of $1,803,363, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $1,492,741 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake has not made payments to us to cover these obligations incurred on their behalf. We have filed a complaint against Queenstake Resources USA to obtain payment to retire these obligations. A more detail description of this action is contained under part II, Item 1, Legal Proceedings. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. To the extent that we do not receive the cash payments from Queenstake USA timely, we will likely have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during this period by more than $1.785 million. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

2.	Our deferred wages are payable to our officers in the United States in the amount of $150,541 and to employees in Bolivia in the amount of $66,419.

3.	We have notes payable, including:

a.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada, and the holder can seek to foreclose against this asset. As of June 30, 2009, we had accrued $13,019 in interest on this note.

b.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Chief Financial Officer, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of June 30, 2009 we accrued interest totaling $10,035. On February 6, 2009 the maturity date of this note was extended until May 9, 2009. On May 9, 2009, this note was again extended through November 9, 2009. On April 1, 2009 an additional $25,000 in stock payable per Mr. Madsen’s employment contract was added to this note for a total $75,000.

4.	As of June 30, 2009, we had four Convertible Debentures outstanding totaling $131,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture; or in the case of one debenture totaling $52,000, the maturity date is one year from the date of the debenture. Each debenture, and its accrued interest, except for the one debenture totaling $52,000, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 372,583,333 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $131,000. On the balance sheet they have been discounted by $78,177 to $52,823. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the six month period ended June 30, 2009, $136,218 was accreted to financing costs.

5.	In consideration for additional investments, four Convertible Debentures were approved for conversion into shares of our Series D contingent convertible preferred stock on June 30, 2009. Those debenture holders, and the additional consideration that they invested, were set out in a Current Report on Form 8-K filed by us dated July 8, 2009.

6.	Our obligation to pay accrued interest on Items 2-4 in the amount of $70,634. Interest on these notes is expensed each quarter and accrued.

7.	Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which terminated on July 31, 2009. We have the option of canceling the remaining lease by paying of one additional month’s rent, which as of the filing of this quarterly report we had not elected to do. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office on a month-to-month basis. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent on a month-to-month basis. We are currently evaluating the possibility of extending this lease.

8.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development. We will continue to evaluate whether to pay the claim fees in future years, depending on the political, social, tax and other factors in Bolivia. If we choose not to pay the fees, we will lose our right to the claims and our capital investment in those claims which expire will be forfeited.

9.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we have paid a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of June 30, 2009, we owed $60,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property which is also included in our accounts payable. We are obligated to make these payments notwithstanding the political, social, and taxing situation in Bolivia and whether or not we maintain the underlying claims and concessions. The co-sellers of the property (including Dr. Biste) have not made demand for payment on us.

10.	Our obligation incurred in connection with the acquisition of the Buen Futuro prospect to spend $1 million in exploration over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000. We are in breach of our obligation to the sellers of the property inasmuch as we have not made our exploration expenditures as required by the contract. We are unable to make these expenditures because of our financial condition, and we are unwilling to make these expenditures because of the political, social, and taxing situation in Bolivia. The co-sellers of the property have not made demand on us.

11.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007. As of June 30, 2009, we owed Livstar $37,203 which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

12.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of June 30, 2009, we owed Mr. Wilson $28,722 under this agreement, which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

Note F – Beneficial Conversion Feature of Debentures, Convertible Notes Payable and Convertible Preferred Stock

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

During the six-month period ended June 30, 2009, we incurred $136,218 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $40,235 during the same 2008 period. As of March 31, 2009, we had seven Convertible Debentures outstanding totaling $204,000. We entered into an additional debenture totaling $52,000 during the period. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture with the exception of the debenture entered into during the period which matures one year from the date of the debenture. Each debenture, and its accrued interest, except for the one debenture totaling $52,000, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 372,583,333 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months or if the debenture is converted prior to maturity the remaining unaccreted amount is accreted in full. In consideration for additional investments, four of the above Convertible Debentures were approved for conversion into shares of our Series D contingent convertible preferred stock on June 30, 2009. Those debenture holders, and the additional consideration that they invested, were set out in a Current Report on Form 8-K filed by us dated July 8, 2009. The face amount of the four outstanding debentures is $131,000. On the balance sheet they have been discounted by $78,177 to $52,823. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the six months ended June 30, 2009, $136,218 was accreted to financing costs.

With the issuance of the Series D Preferred Stock, the company calculated the beneficial conversion feature using the intrinsic value method, however, due to the contingent convertibility feature, and with the lack of available common shares to allow a conversion, pursuant to EITF 98-5 paragraph 13, the contingent beneficial conversion feature was measured using the commitment date stock price but has not been recognized in earnings until the contingency is resolved. The amount that will be recorded as a preferred dividend once the contingency has been resolved will be $794,449. Pursuant to EITF 98-5 paragraph 8, any recorded discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method.

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

1. Common Stock

All unregistered sales of common stock during the two quarters ended June 30, 2009 have been previously reported on forms 10K, 10-Q or 8K.

2. Convertible Debentures

On March 18, 2009 we entered into a Convertible Debenture Agreement and issued a Convertible Debenture totaling $52,000 to the Dewey Williams Profit Sharing Plan & Trust. This debenture carries an interest rate of 8% per annum payable at maturity and mature one year from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the three trading days prior to the date of the debenture, or $.0005 per share, whichever is less provided that the minimum conversion price is not less than $.0005 per share. As we had only received $12,000 in proceeds for this debenture as of March 31, 2009 we classified the $12,000 as a note payable on the accompanying financial statements. The remaining $40,000 in cash was received by April 22, 2009 and the full $52,000 is classified as a convertible debenture on the financial statements dated June 30, 2009. We relied upon Sections 4(2) and 4(6) of the Securities Act of 1933 (the “Securities Act”) for the offer and sale of this convertible debenture. We believed that Sections 4(2) and 4(6) was available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. Further, we made available to the Dewey Williams Profit Sharing Plan & Trust or its advisors with disclosure of all aspects of our business, including our reports filed with the Securities and Exchange Commission, our press releases, and other financial, business, and corporate information and we believe that the investor obtained all information regarding the Company it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes .

3. Series D Preferred Stock

On July 2 and 3, 2009, we entered into seven separate Series D Contingent Convertible Preferred Stock Subscription Agreements (“Subscription Agreement” or “Subscription Agreements”) that became effective July 6, 2009 when we filed the Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State designating our new Series D Stock. These Subscription Agreements provide for the issuance of an aggregate of 794,449 shares of our newly created Series D contingent convertible preferred stock (the “Series D Stock”) for satisfaction in full of debt totaling $794,449. The debt retired by the issuance was comprised of debt owed to the seven separate subscribers named below. The subscribers with whom we entered into Subscription Agreements, and the terms upon which we issued each subscriber shares of Series D Stock, are summarized below:

1)	Golden Eagle Mineral Holding, Inc. (“GEMH”), an entity unaffiliated with us (with the exception of being a 10% or greater shareholder), providing for the issuance of 282,264 shares of Series D Stock to GEMH in full satisfaction of a convertible debenture held by GEMH which came due and payable on May 1, 2009 for a debt in the amount of $277,289, with the addition of $4,975 in a long-pending interest payment unrelated to the convertible debenture amount due; and

2) )	Jose Edmundo Arauz (“Arauz”), providing for the issuance of 234,685 shares of Series D Stock to Arauz in full satisfaction of several promissory notes issued to him over the course of the past year in the amount of $234,685; and

3)	The Virginia H. Penrod Living Trust (“Penrod Trust”), providing for the issuance of 50,000 shares of Series D Stock to the Penrod Trust in full satisfaction of a promissory note due on demand issued to it on July 3, 2009 in the amount of $25,000 and a convertible debenture issued to it on September 3, 2008 in the amount of $25,000; and

4)	Robert S. Chramosta (“Chramosta”), providing for the issuance of 75,000 shares of Series D Stock to Chramosta in full satisfaction of a promissory note due on demand issued to him on June 18, 2009 in the amount of $25,000 and a convertible debenture issued to him on May 21, 2008 in the amount of $50,000; and

5)	Meridian International Holdings, S.A. (“Meridian”), providing for the issuance of 40,000 shares of Series D Stock to Meridian in full satisfaction of a promissory note due on demand issued to him on June 20, 2009 in the amount of $15,000 and a convertible debenture issued to it on September 17, 2008 in the amount of $25,000; and

6)	Lone Star Equity Group, LLC (“Lone Star”), providing for the issuance of 105,500 shares of Series D Stock to Lone Star in full satisfaction of a promissory note due on demand issued to it on June 18, 2009 in the amount of $75,000, a convertible debenture issued to it on September 12, 2008 in the amount of $25,000, and a promissory note due on demand issued to it on November 26, 2008 ; and

7)	Sierra West Capital, LLC (“Sierra West”), providing for the issuance of 7,000 shares of Series D Stock to Sierra West in full satisfaction of a promissory note due on demand issued to it on June 30, 2009 in the amount of $7,000.

We relied on the exemption from registration provided by Sections 4(2) and 4(6) and Rule 506 of Regulation D under the Securities Act of 1933 for these transactions.

Subject to our having sufficient authorized capital to permit the conversion of the Series D Stock into common stock, the Series D Stock is convertible for common shares of our stock at the conversion ratio of 2,500 shares of common stock for every 1 share of Series D Stock.  We have no registration obligation with respect to the shares of

o	3,500,000 shares of our Series A stock designated and no shares outstanding;

o	4,500,000 shares of our Series B contingent convertible preferred stock authorized and 80,000 issued and outstanding;

o	1 share of our Series C contingent convertible preferred stock authorized and issued; and

o	999,999 share of our Series D contingent convertible preferred stock, with 794,449 issued and outstanding.

We currently have no plans to issue any additional shares of the Corporation’s Series D Stock, although we may later determine it is appropriate to do so.

The Certificate of Designation made each share of Series D Preferred stock convertible to 2,500 shares of our common stock. The conversion may only occur following the occurrence of a “Conversion Event” as defined in the Certificate of Designation. A Conversion Event will occur upon additional common shares being available after the authorization by our shareholders of an increase in our number of common shares or the reorganization of our common stock through a reverse split. Each share of Series D Stock votes with the common stock, and is entitled to as many votes as the shares of common stock into which the Series D Stock is convertible, assuming that a Conversion Event has occurred. The Series D Stock is entitled to dividends and distributions upon liquidation as though it were fully converted to common stock. The conversion may only occur following the occurrence of a “Conversion Event” as defined in the Certificate of Designation. The outstanding shares of Series B preferred stock and Series C preferred stock are “Senior Securities” with respect to the Series D Stock.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is  most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

Note I – Stock based compensation

As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123 (Revised 2004), “Accounting For Stock Based Compensation,” (SFAS 123(R)) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date. No options were granted or outstanding as of December 31, 2008.

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to the following options:

Date	Amount	Option Price	Quantity	Expiration	Amount expensed

2008
4/18/2008	$100,000	$.00718	13,927,577	4/18/2011
7/17/2008	25,000.00		3,720,238	7/17/2011
10/15/08	25,000.00		7,668,712	10/15/2011	$87,800

2009
1/13/09	25,000.00		15,060,241	1/13/2012	11,354
4/13/09	25,000.00		15,527,950	4/13/2012	13,842

Total	$200,000		$55,904,718		$112,996

We expensed $87,800 during 2008 in connection with the issuance of these options, $11,354. During the quarter ended March 31, 2009 and $13,842 during the quarter ended June 30, 2009.

Note J – Legal action

On June 10, 2009, we received a notice (the “Notice”) from Queenstake Resources USA, Inc. (“Queenstake USA”), the wholly owned subsidiary of Yukon-Nevada Gold Corp., (“YNG”), advising us that Queenstake USA allegedly terminated the agreement between Golden Eagle and Queenstake USA regarding the operation of the Jerritt Canyon gold mill (the “Mill”). The Notice provided that Queenstake USA believed that the termination was effective immediately.

Also on June 10, 2009, Queenstake USA filed a Complaint against the Company in the Fourth Judicial District Court of the state of Nevada for Elko County (Queenstake Resources USA, Inc.(Plaintiff) v. Golden Eagle International, Inc (Defendant).; Golden Eagle International, Inc. (Counterclaimant) v. Queenstake Resources USA, Inc. (Counter Defendant); Golden Eagle International, Inc. (Third Party Plaintiff) v. Francois Marland, John Does 1-10, Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp. (Third-Party Defendants), case no. CVC-C-09-544 Dept 2). In the Complaint, Queenstake USA alleges that Golden Eagle breached an agreement between the parties with respect to the operation of the Mill; breached an implied covenant of good faith and fair dealing; and committed negligence in the operation of the Mill. Further, in the Complaint Queenstake USA has sought a declaratory judgment that Golden Eagle is obligated to leave the Mill site and cease operating the Mill.

We believed then, and continue to believe, that Queenstake USA’s allegations are false and wholly without merit. Subsequent to the end of the second quarter, on July 9, 2009, we filed an Answer, Counterclaim and Third-Party Complaints. Our Answer specifically denies those allegations made in the Complaint filed (but never served) by Queenstake USA on June 10, 2009 (See our Current Reports filed on Form 8-K on June 12, 2009, July 9, 2009, and July 17, 2009).

Our Counterclaim against Queenstake USA alleges that by a pattern of fraud, misrepresentation, material omissions and deceptive business practices Queenstake USA induced Golden Eagle to enter into a mill operating agreement on October 14, 2008, which called for Golden Eagle to operate the Mill for a 5-year period and provide extensive services to prepare the Mill for operations and bring it into environmental compliance. The Counterclaim further alleges that Queenstake USA continued between October 2008 and June 2009, through fraudulent and deceptive means, to induce Golden Eagle to continue to provide its administrative services and contract with up to 82 employees, providers, suppliers and third-party contractors, which resulted in a liability for costs incurred by Golden Eagle, and administrative fees owed to Golden Eagle, in excess of $2.23 million. Our allegations include that Yukon-Nevada and one of its significant investors deemed Golden Eagle’s contract “too lucrative” and then tortiously interfered with the mill operating agreement by compelling Queenstake USA to breach its agreement and covenant of good faith and fair dealing with Golden Eagle on June 10, 2009. We allege that this breach, based on the Counterclaim and Third Party Complaints, caused Golden Eagle to lose the “benefit of the bargain,” or lost profit from the agreement, in excess of $40 million based on Queenstake USA’s own calculations and representations to Golden Eagle and the Nevada Division of Environmental Protection (NDEP).

We also allege in our Counterclaim that the mill operating agreement had all of the characteristics of a lease, putting Golden Eagle in possession of the mill property and its full use; ensuring Golden Eagle’s quiet enjoyment of the premises; requiring Golden Eagle to maintain and repair the property; granting Golden Eagle access to the “common areas” on the mill complex, etc. As a result of these lease characteristics, we have sought statutory relief under the Nevada Forcible Entry and Detainer statutes and seek an order of the court based on those statutes putting Golden Eagle back in immediate possession of the mill property.

We further allege in our Counterclaim and Third-Party Complaints that Queenstake USA, Yukon-Nevada (Yukon USA’s parent corporation) and a significant Queenstake USA investor have caused us irreparable harm. As a result, we ask the court for a Declaratory Judgment and a Writ of Mandamus that order that Golden Eagle be allowed full possession of the mill property so that it may complete its contract term of 5 years.

We claim in our Counterclaim and Third-Party Complaints that Queenstake USA, Yukon-Nevada and a significant Queenstake USA investor have committed acts of oppression, fraud or malice, express or implied, and that Golden Eagle is entitled under Nevada law to recover punitive damages, which are calculated as three times the amount of compensatory damages.

Finally, we allege in our Counterclaim and Third-Party Complaints that Queenstake Canada unconditionally guaranteed the agreement between Golden Eagle and Queenstake USA, and furthermore, unconditionally guaranteed the covenant of good faith and fair dealing between the parties. As a result, Queenstake Canada was also named as a Third-Party Defendant sharing joint liability with its wholly owned subsidiary, Queenstake USA.

On July 15, 2009 we recorded a Notice of Mechanics/Materialmen’s Lien and a Notice of Mill Lien (the “Liens”) against the Jerritt Canyon mill located 50 miles north of Elko, Nevada, in the total amount of $1,307,813 in the official records of the Elko County Recorder, State of Nevada. Notice of the liens was served on Queenstake Resources, USA and Yukon-Nevada Gold Corp. pursuant to Nevada State law by certified or registered mail on July 15 and 16, 2009.

On July 17, 2009 we filed an Amended Answer, Counterclaim and Third-Party Complaints seeking to foreclose on the Liens described above, as well as maintaining the causes of action originally set out in the pleading filed on July 9, 2009 in the matter of Queenstake Resources USA, Inc.(Plaintiff) v. Golden Eagle International, Inc (Defendant).; Golden Eagle International, Inc. (Counterclaimant) v. Queenstake Resources USA, Inc. (Counter Defendant); Golden Eagle International, Inc. (Third Party Plaintiff) v. Francois Marland, John Does 1-10, Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp. (Third-Party Defendants), CV-C-09-544, in the Fourth Judicial District Court for Nevada, In and For the County of Elko

Note K – Derivative Liability

The Company has authorized for issuance 2,000,000,000 shares of common stock at $0.0001 par value. At June 30, 2009 the Company had 1,834,784,719 common shares issued and outstanding. In addition to the issued shares, the Company has Convertible Series B Preferred shares, Convertible Debentures and Stock options outstanding that could convert into 448,488,051 additional shares as of June 30, 2009 (see Note C – earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. Pursuant to Emerging Issues Task Force (“EITF”) No. 00-19, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion. As of June 30, 2009, the balance of the derivative liability was $226,618, which is the value of the shortage of 283,272,870 shares at the market price at June 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. The Company is currently in the process of increasing its authorized shares to compensate for the shortfall.

BACK TO TABLE OF CONTENTS