Form 10-Q
period 2009-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2009-11-23
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2009

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

|_| Yes |X| No

At November 23, 2009, there were 1,937,550,944 shares of common stock outstanding, 80,000 shares of Series B Preferred Stock and 1 share of Series C Preferred Stock and 754,219 shares of our Series D Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the nine months ended September 30, 2009 are attached hereto and incorporated by reference herein. Please refer to pages F-1 through F-8 following the signature page.

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

The statements contained in this quarterly report on Form 10-Q that are not historical are “forward-looking statements” that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

o	our business and growth strategies;

o	our ability to successfully and economically explore for minerals;

o	our ability to clarify through the Nevada state courts our position relative to the operation of the Jerritt Canyon Mill after the termination of our mill operating agreement by Queenstake Resources USA, Inc. and to recover amounts owed to us for our prior operations;

o	our exploration and development prospects, projects and programs;

o	anticipated trends in our business;

o	our future results of operations;

o	the risk of operations in Bolivia, a country that is no longer supportive of foreign investment, and is especially hostile to investment from the United States;

o	our liquidity and ability to finance our activities;

o	market conditions in our industries; and

o	the impact of environmental and other governmental regulation.

These statements may be found under “Risk Factors”, in our Annual Report on Form 10-K and other sections of this quarterly report. Forward-looking statements are typically identified by use of terms such as “may”, “will”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

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

You should also consider carefully the statements under “Risk Factors” in our annual report on Form 10-K and other sections of this quarterly report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.

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

Golden Eagle International, Inc. is referred to herein as “we”, “our”, or “us”.

Overview

Our corporate headquarters are in Salt Lake City, Utah. Our operations have been characterized over the years by a lack of working capital necessary to finance our capital and operating expenditures, and as a result we have been dependent on loans from related parties and third parties. Our working capital deficit was almost $(1,190,000) at September 30, 2009, and that amount included a credit of $1,567,114 for an account receivable from Queenstake Resources USA, Inc. (“Queenstake USA”) – a company with which we are engaged in litigation. We cannot offer any assurance that Queenstake USA will make any payments to us with respect to this account or that any payment will be made in the short term. Without including the amount due from Queenstake USA as a current asset, our working capital deficit would be approximately $(2,755,000) and our current assets would be approximately $55,000, including only $5,000 in cash and liquid assets. Without a significant amount of further financing (such as we have obtained from accredited investors and inside investors), we would be unable to finance our current operations or even our general and administrative expenses.

Up until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States. In October 2008, we had entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada. However, on June 10, 2009 that agreement was abruptly terminated by Queenstake USA with 3 hours notice and we were compelled to engage in litigation in the Fourth District Court for Elko County, Nevada, which is still pending, to enforce our contractual rights. The suit includes cross claims for damages and performance obligations. (See, Item II, Part 1, Legal Proceedings below.)

We have also been actively engaged in the search for, and negotiations with, a company with sufficient oxide gold resources with which we could joint venture, or enter into another business relationship, that would result in the rehabilitation and reconditioning of our Gold Bar mill located 25 miles northwest of Eureka, Nevada, but we have not been successful in entering into any such arrangement. Such rehabilitation and reconditioning has an estimated cost of approximately $1,000,000 – a cost in excess of what we can currently finance.

We have also been involved in the business of minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however we are engaged in no operations in Bolivia at this time as certain of those operations are suspended pending changes in the social/political, mine taxing, security, and economic environments in Bolivia while we have terminated our interest in other Bolivian projects. Because of the hostility of the current political, tax, security, and economic situation in Bolivia, we have significantly reduced our payments to maintain our properties in Bolivia and have for several years accrued our property payment and consulting obligations to the persons who sold us one of the properties (the Buen Futuro property) rather than risking potentially significant payments for a property we may not be able to develop.

We own two gold mills, neither of which is operating at the present time. The Gold Bar mill is collateral for a note payable to Casco Credit, an unaffiliated party, in the original principal amount of $220,000 with interest rate of 12% per annum. This loan matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default,. There are no obligations collateralizing the C Zone Mill, but inasmuch as it is located in Bolivia we are unable to operate it or obtain any value from it at the present time. Both the Gold Bar mill and the C Zone mill are currently inactive and need a substantial investment of funds in order to become operational – funds that Golden Eagle does not have available.

As of September 30, 2009, we owned the following mineral prospects in Bolivia, all of which are inactive:

Precambrian Shield (1)
Precambrian prospect	17,731 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

(1)	On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend. At the present time, we have no intention to develop these properties further inasmuch as we do not have the capital necessary and the political, tax, security and economic environment in Bolivia is hostile to foreign (and especially U.S.) investment.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada on October 14, 2008. From mid September until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, in securing approval from the Nevada Division of Environmental Protection (NDEP) to restart milling operations at Jerritt Canyon. On March 25, 2009 approval was granted by the NDEP to recommence operations at the Jerritt Canyon mill. On April 1, 2009 we began production operations at the Jerritt Canyon mill. On May 31, 2009 we voluntarily suspended operations at the Jerritt Canyon mill due to the fact that the deadline of May 31, 2009 established by the Nevada Division of Environmental Protection (NDEP) for the installation of a mercury emissions control system on the mill’s roasters had not been met due to financial difficulties incurred by Queenstake USA. On June 10, 2009 Queenstake USA terminated our mill operating agreement at the Jerritt Canyon mill. (See, Item II, Part 1, Legal Proceedings below.)

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively and these losses have continued into our 2010 fiscal year. Our financial results over the past two years have been impacted by the shutdown of our Bolivian production operations, the obligations we have incurred in performing our contact with Queenstake USA for which Queenstake USA has not met its commitments, our lack of working capital and inability to finance our operations. These results have carried forward through our third quarter results ending on September 30, 2009.

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

(c)	to the extent the political, security, economic and tax situation in Bolivia permits us to do so: (i) maintain the infrastructure at our C Zone operations in eastern Bolivia; and (ii) continue exploration and feasibility studies on our A Zone claims in eastern Bolivia; and

(d)	to maintain our corporate obligations.

Assets.

As of September 30, 2009, we had total net assets of $7,204,602 compared to total assets of $6,123,914 as of December 31, 2008. These assets include current assets, such as cash and prepaid expenses. Our current assets increased to $1,622,636 as of September 30, 2009 from $209,392 as of December 31, 2008.

Current Assets	September 30, 2009	December 31, 2008

Cash and cash equivalents	$5,127	$54,883
Net accounts receivable(1)	1,567,114	84,482
Prepaid expenses	50,395	70,027

Total current assets	$1,622,636	$209,392

(1)	Net accounts receivable are all due from Queenstake Resources, USA, Inc. for the reimbursement of expenses related to the operation of the Jerritt Canyon mill as well as our cost-plus administration fee. Accounts receivable totaled $2,237,165 less $670,051 for an allowance for uncollectible accounts for a net receivable from Queenstake Resources USA of $1,567,114. Although we are in litigation with Queenstake USA, we have filed a mechanics’ lien against them for the full amount due and believe that when adjudicated, we will be able to collect the full amount due. Because of the nature of litigation in general and this litigation in particular, we cannot offer any assurance that we will be able to collect this amount due in the near future and there is a risk that we may not be able to collect any portion of the amount due. Consequently, we have taken an allowance for bad debt in the event we are unable to collect the full amount and we will likely take further allowances as time passes without collecting the amount due if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected. Without including that receivable, our current assets at September 30, 2009, would be approximately $55,000.

Fixed Assets	September 30, 2009	December 31, 2008

Mining equipment	$496,426	$733,353
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	57,657	137,356
Vehicles	-	116,182
Accumulated depreciation and depletion and Impairment	(1,077,433)	(5,914,522)

Fixed assets net	$5,581,966	$5,914,522

Capital Expenditures and Requirements

We have material capital commitments that will likely require us to obtain adequate financing to meet these obligations. Because of our lack of liquidity we may be unable to pay these capital commitments and as such they are subject to risks of default which could result in the forfeiture of property and mining claim rights or collection action against us by our creditors. The occurrence of any such risks will negatively affect our operations and potential revenues. Our capital commitments are as follows:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years

Accounts payable and accrued expenses	$1,803,363	$1,803,363	$-	$-
Deferred wages	216,960	216,960	-	-
Other notes payable	220,000	220,000	-	-
Related party payable	75,000	75,000	-	-
Accrued interest	70,634	70,634	-	-
Debentures payable	131,000	81,000	50,000	-
Derivative liability	226,618	226,618	-	-
Exploration & production Buen Futuro	301,000	-	301,000	-
Production penalties consulting fees	180,000	36,000	72,000	72,000
Mining claim fees	246,860	49,372	98,744	98,744
Building leases	2,007	2,007	-	-

Total contractual cash obligations	$3,473,442	$2,780,954	$521,744	$170,744

1.	Our accounts payable and accrued expenses of $1,862,252, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due.

(a)	Of the total accounts payable amount, $1,492,741 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake owes us $2,237,165 out of which we intend to pay our accounts payable (an amount which, for financial accounting purposes, we have written down to $1,567,114 through bad debt allowances to reflect the risk of non-collection). Queenstake has not made payments to us to cover these obligations incurred on their behalf.

(b)	We have filed a mechanics' lien against the property and a complaint against Queenstake Resources USA in the Fourth Judicial District Court of the state of Nevada for Elko County to obtain payment to retire these obligations. A more detail description of this action is contained under part II, Item 1, Legal Proceedings. We do not realistically expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts, or to the extent we are able to collect by foreclosing on our mechanics' lien.

(c)	It should be noted that the production costs incurred during the nine month period is greater than the amount of cash that we actually received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA's failure to make payment to us.

2.	Our deferred wages are payable in cash to our officers in the United States in the amount of $161,915 plus additional payroll taxes of $14,640 and to employees in Bolivia in the amount of $70,159.

3.	We have other notes payable, including the following notes and other obligations which are past due or which are maturing in the next three months but which we are not likely to be able to pay:

a.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada, and the holder can seek to foreclose against this asset. As of September 30, 2009, we had accrued $20,107 in interest on this note.

b.	A note totaling $60,264 payable to Edmundo Arauz, a Bolivian resident with an interest rate of 8% per annum maturing on March 30, 2010.

c.	A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum maturing on March 31, 2010.

d.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we are obligated to pay a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of September 30, 2009, we owed $69,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property, all of which is included in our accounts payable. We are obligated to make these payments notwithstanding the political, security, economic, and taxing situation in Bolivia and whether or not we maintain the underlying claims and concessions. The co-sellers of the property (including Dr. Biste) have not made demand for payment on us or declared default.

e.	We also incurred an obligation to spend $1 million in exploration on the Buen Futuro prospect over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000. We are in breach of our obligation to the sellers of the property inasmuch as we have not made our exploration expenditures as required by the contract. We are unable to make these expenditures because of our financial condition, and we are unwilling to make these expenditures because of the political, security, economic and taxing situation in Bolivia. The co-sellers of the property have not made demand on us or declared a default.

4.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Chief Financial Officer, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B Preferred shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of September 30, 2009 we accrued interest totaling $11,548. On February 6, 2009 the maturity date of this note was extended until May 9, 2009. On May 9, 2009, this note was again extended through December 31, 2009 . On April 1, 2009 an additional $25,000 in stock payable per Mr. Madsen's employment contract was added to this note for a total $75,000.

5.	As of September 30, 2009, we had four Convertible Debentures outstanding totaling $131,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture; or in the case of one debenture totaling $52,000, the maturity date is one year from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 247,500,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $131,000. On the balance sheet they have been discounted by $55,383 to $75,617. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the nine month period ended September 30, 2009, $159,012 was accreted to financing costs.

6.	We have authorized for issuance 2,000,000,000 shares of common stock at $0.0001 par value. At September 30, 2009 we had 1,911,034,819 common shares issued and outstanding. In addition to the issued shares, the Company has Convertible Series B Preferred shares, Convertible Debentures and Stock options outstanding that could convert into 349,944,075 additional shares as of September 30, 2009 (see Note C - earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. Pursuant to the accounting pronouncement, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion.

As of September 30, 2009, the balance of the derivative liability was $234,881, which is the value of the shortage of 260,978,894 shares at the market price at September 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. The Company is currently in the process of increasing its authorized shares to compensate for the shortfall.

7.	Our obligation to pay accrued interest on Items 2-4 in the amount of $94,315. Interest on these notes is expensed each quarter and accrued.

8.	Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which matures on July 31, 2010. We have the option of canceling the remaining lease by paying of one additional month's rent. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office on a month-to-month basis. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent on a month-to-month basis. We are currently evaluating the possibility of extending this lease.

9.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development. We will continue to evaluate whether to pay the claim fees in future years, depending on the political, security, tax, economic and other factors in Bolivia. If we choose not to pay the fees, we will lose our right to the claims and our capital investment in those claims which expire will be forfeited

10.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007. As of September 30, 2009, we owed Livstar $37,203 which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

11.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of September 30, 2009, we owed Mr. Wilson $28,722 under this agreement, which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

12.	While it is not a cash obligation, we have a commitment to pay $75,000 in stock to Harlan (Mac) DeLozier as part of his employment agreement for the years 2006, 2007 and 2008. Mr. DeLozier is our Vice President of Bolivian Operations and a member of our Board of Directors. Additionally, as of September 30, 2009 we have accrued $9,890 in interest on this stock payable as we currently do not have sufficient shares to satisfy this obligation. Costs to maintain our properties have higher priority than other current capital requirements. As a result, we have delayed payment to some of our other creditors.

We have ongoing financing requirements pertaining to constructing the infrastructure necessary to continue our operations in the C Zone on our Precambrian properties, and then to later initiate operations on the A Zone Buen Futuro project. We no longer intend to move our Gold Bar mill and plant from Nevada to Bolivia; we may attempt to sell that asset or continue our ongoing efforts to enter into a joint venture or toll refining arrangement regarding its operation. We are unable to make these expenditures because of our financial condition, and we are unwilling to make these expenditures because of the political, security, economic, and taxing situation in Bolivia.

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

Equity

Stockholders’ equity decreased to $4,233,559 as of September 30, 2009 from $4,700,317 as of December 31, 2008 representing a $466,758 decrease in stockholders’ equity. This stockholders’ equity decrease was primarily due to the issuance of our Series D Preferred Stock and the allowance for bad debt we have taken due to the difficulties we have faced in collecting receivables from Queenstake Resources USA and other factors resulting in our net loss.

We are authorized to issue 2,000,000,000 common shares; as of September 30, 2009, we had 1,911,034,819 shares outstanding. We have filed a preliminary proxy statement for a meeting of our shareholders at which they will be asked to approve an increase in our authorized common shares through a reverse stock split and other means. Because of our focus on other operational and administrative issues we have not been able to respond to SEC comments to that preliminary proxy statement, we have not filed an amendment thereto, and we have not scheduled a shareholders’ meeting to consider that issue or other issues to be presented to the shareholders. Any matters to be presented to the shareholders for consideration will be presented in a definitive proxy statement.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4.5 million of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; (c) one share of our authorized preferred stock is designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion; and, 999,999 shares of our Series D contingent convertible preferred shares, of which 763,949 are outstanding and are contingently convertible into 1,909,872,500 common shares only once 5 billion common shares are authorized. We also have $131,000 in convertible debentures outstanding convertible into 247,500,000 shares of our common stock. Additionally we have granted options to Blane Wilson our Chief Operating Officer totaling 82,444,075 shares of our common stock. Including all of our commitments for common shares (being outstanding shares of preferred stock which are convertible into common stock, including those that are subject to the availability of authorized and unissued shares prior to conversion, and outstanding convertible debentures) our outstanding common stock on a fully diluted basis as of September 30, 2009 would be 2,260,978,894. As noted above our articles of incorporation permit us to issue 2,000,000,000 shares of common stock. We hope to schedule a shareholders’ meeting to seek shareholder approval to reverse the number of outstanding shares by 500 to 1 to accommodate the potential number of common shares necessary within our current number of authorized shares.

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

Fully diluted shares as of September 30, 2009,	2009	2008

Basic shares outstanding	1,911,034,819	1,959,903,863
Series B conversion	20,000,000	28,333,500
Series C conversion	-	-
Series D conversion	-	-
Convertible debentures	247,500,000	227,272,727
Convertible notes payable	-	22,740,909
Stock options (approved)	82,444,075	17,647,815

Total	2,260,978,894	2,255,898,814

Results of Operations

The following sets forth certain information regarding our results of operations for the three-month and nine-month periods ended September 30, 2009, compared with the same period in 2008.

(a) Three Months Ended September 30, 2009/Three Months Ended September 30, 2008

Revenues.   During the three months ended September 30, 2009, we generated revenues of $5,494 compared to $55,518 in revenue during the same 2008 period. All revenues generated during the three-month periods ended September 30, 2009 and 2008, were from our mill operating agreement with Queenstake Resources USA, Inc. (“Queenstake”) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada (which agreement has been terminated by Queenstake USA as we have discussed above, as well as in Part II, Item 1 below). Through the termination of our mill operating agreement by Queenstake USA at the Jerritt Canyon mill we had 82 employees working on-site at the Jerritt Canyon mill performing duties related to its operation. The $5,494 in revenues recorded during the three month period ended September 30, 2009 were for additional invoices from vendors that arose subsequent to the shutdown of operations at Jerritt Canyon which were invoiced to Queenstake.

Production Costs. During the three-month period ending September 30, 2009, we had cost of goods sold of $9,823 related to expenses at our Jerritt Canyon mill operations. During the corresponding 2008 period we recorded production costs of $51,405. Production costs during the three month period ended September 30, 2009 were greater than revenues that we received, or were the result of a reduction in revenues that resulted in the payment by Queenstake directly to vendors which we had previously recorded as income and which were credited during the quarter. It should be noted that the production costs incurred during the three month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $12,286, to $24,520 for the three months ended September 30, 2009, from $36,806 for the comparable 2008 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia. Most exploration and development costs that were incurred were related to maintenance work conducted at our Gold Bar mill.

General & Administrative Expenses. General and administrative expenses increased by $81,837, to $299,903 for the three months ended September 30, 2009, from $218,066 during the three months ended September 30, 2008.  The increase in our general administrative expense is primarily attributable to the increase in legal expenses to $76,439 during the three month period ended September 30, 2009 from $49,365 during the three month period ended September 30, 2008. The increase was directly related to our litigation with Queenstake in order to recover monies owed to us as a result of the termination of our agreement to operate the Jerritt Canyon mill. We anticipate that additional legal expenses will be incurred during subsequent quarters until which time our legal action against Queenstake is settled. We cannot however provide an accurate estimate at this time as to the total amount of legal expenses that will be accrued.

Bad Debt Expense. Bad debt expense increased to $223,717 during the three months ended September 30, 2009 from $0 during the three month period ended September 30, 2008. This increase in bad debt expense was the result of an allowance for uncollectible Queenstake receivables of $223,717. Due to the suspension of our contract with Queenstake Resources USA and the subsequent lawsuit we cannot guarantee that we will be able to collect all funds owed to us under the operating contract. We have entered an allowance of 10% of the outstanding receivable balance from Queenstake during the quarter for a total allowance for uncollectible receivables of $670,051. While we fully expect to recover payment for monies owed to Golden Eagle by Queenstake, we have taken an allowance for bad debt in the event we are unable to collect the full amount. We cannot guarantee that we will be able to recover any funds due to Golden Eagle and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected. Although we are in litigation with Queenstake USA, we have filed a mechanics’ lien against them for the full amount due and believe that when adjudicated, we will be able to collect the full amount due. Because of the nature of litigation in general and this litigation in particular, we cannot offer any assurance that we will be able to collect this amount due in the near future and there is a risk that we may not be able to collect any portion of the amount due. Consequently, we have taken an allowance for bad debt in the event we are unable to collect the full amount and we will likely take further allowances as time passes without collecting the amount due if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected. Without including that receivable, our current assets at September 30, 2009, would be approximately $55,000.

Depreciation and Depletion Expenses.  Depreciation and depletion increased by $7,479 to $12,741 during the three months ended September 30, 2009, from $5,262 during the same period in 2008.  The increase was the result of the retirement of various fixed assets in Bolivia related to our discontinuance of operations in that country.

Operating Loss.  Operating loss increased by $309,189, to $565,210 for the three months ended September 30, 2009, from an operating loss of $256,021 for the three months ended September 30, 2008.  The increased loss was primarily due to the bad debt expense we accrued in the amount of $223,717 and legal fees of $76,439 related to the collection of Queenstake receivables. If the amounts due to us from Queenstake USA prove not to be collectible, or of delayed collectibility, we may not be able to recognize those amounts as revenues. Such a restatement of financial statements (if required) would increase our operating loss for the period by $1,567,114.

Interest Expense.  Interest expense for the three-month period ended September 30, 2009, increased by $3,047 to $23,731, from $20,684 during the same 2008 period.  The increase was primarily the result of the calculation of interest on stock payable which had not previously been recorded.

Loss on Sale of Assets.  During the quarter ended September 30, 2009, we incurred a net gain of $3,752 from the sale and disposition of assets in Bolivia. This total resulted from a gain of $15,013 on certain fixed assets retired offset by an $11,261 loss on the retirement of other fixed assets. During the same 2008 period there was a $0 gain on the sale of fixed assets.

Gain (Loss) on Valuation of Derivative Liability. During the three month period ended September 30, 2009 we recognized a loss on the valuation of derivative liability of $8,263 compared to $0 during the same 2008 period. As of September 30, 2009, the balance of the derivative liability was $234,881, which is the value of the shortage of 260,978,894 shares at the market price at September 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. We are currently in the process of increasing its authorized shares to compensate for the shortfall.

Other Net Expenses and Income.  Other expenses net of other income for the quarter ended September 30, 2009, were $3,223 compared to other income of $31,477 during the same 2008 period.

Net Loss.  Net loss for the three-month period ended September 30, 2009, increased by $237,908 to $619,470 from $381,562 during the same 2008 period.  The increase was primarily due to the increase in legal costs and the bad debt expense related to the collection of receivables from Queenstake.

(b) Nine Months Ended September 30, 2009/Nine Months Ended September 30, 2008

Revenues.   During the nine months ended September 30, 2009, we generated revenues of $4,179,260 compared to $55,518 in revenue during the same 2008 period. All revenues generated during the nine-month period ended September 30, 2009 and 2008, were from our mill operating agreement with Queenstake Resources USA, Inc. (“Queenstake USA”) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada (which agreement has been terminated by Queenstake USA as we have discussed above, as well as in Part II, Item 1 below). Through the termination of our mill operating agreement by Queenstake USA at the Jerritt Canyon mill we had 82 employees working on-site at the Jerritt Canyon mill performing duties related to its operation. Of the total revenues generated during the nine months ended September 30, 2009, $3,323,257 were related expenses we incurred on behalf of Queenstake USA and $856,003 were related to our fee for services provided.

In order to better understand the revenues reported for the first nine months of 2009, it is important to note that $2,237,165 (less an allowance for collectability of $670,051) are reflected as accounts receivable and current assets – meaning that we have only received cash from Queenstake USA of approximately $1.1 million. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. To the extent that we do not receive the cash payments from Queenstake USA timely, we will likely have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during this period $1,567,114

Production Costs. During the nine-month period ending September 30, 2009, we had cost of goods sold of $3,400,895 related to expenses at our Jerritt Canyon mill operations. During the corresponding 2008 period we recorded production costs of $51,405. It should be noted that the production costs incurred during the nine month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $60,416 to $90,305 for the nine months ended September 30, 2009, from $150,721 for the comparable 2008 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia in late 2008 and the fact that we commenced operations for Queenstake USA on the Jarrett Mine/Mill complex in September 2008 (operations that were also discontinued in June 2009 as a result of the abrupt termination by Queenstake USA.

General & Administrative Expenses. General and administrative expenses decreased by $27,626 to $771,601 for the nine months ended September 30, 2009, from $799,227 during the nine months ended September 30, 2008.  The decrease in our general administrative expense is primarily attributable to the suspension of our Bolivian operations including the reduction of our Bolivian staff. We do not know when, if ever, we will return to operations in Bolivia.

Bad Debt Expense. Bad debt expense increased to $670,051 during the nine months ended September 30, 2009 from $0 during the nine month period ended September 30, 2008. This increase in bad debt was the result of an allowance for uncollectible Queenstake receivables of $670,051. Due to the suspension of our contract with Queenstake Resources USA and the subsequent lawsuit we cannot guarantee that we will be able to collect all fund s owed to us under the operating contract. We have entered an allowance for uncollectible receivables in the amount to account for the risk of this uncertainty. While we fully expect to recover payment for monies owed to Golden eagle by Queenstake, we have taken an allowance for bad debt in the event we are unable to collect the full amount. We cannot guarantee that we will be able to recover any funds due to Golden Eagle and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected . Although we are in litigation with Queenstake USA, we have filed a mechanics’ lien against them for the full amount due and believe that when adjudicated, we will be able to collect the full amount due. Because of the nature of litigation in general and this litigation in particular, we cannot offer any assurance that we will be able to collect this amount due in the near future and there is a risk that we may not be able to collect any portion of the amount due. Consequently, we have taken an allowance for bad debt in the event we are unable to collect the full amount and we will likely take further allowances as time passes without collecting the amount due if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected. Without including that receivable, our current assets at September 30, 2009, would be approximately $55,000.

Depreciation and Depletion Expenses.  Depreciation and depletion increased by $30,112 to $46,351 during the nine months ended September 30, 2009, from $16,239 during the same period in 2008.  This increase was due to the sale and disposition of certain fixed assets in Bolivia related to our suspension of operations.

Operating Loss.  Operating loss decreased by$162,131, to $799,943 for the nine months ended September 30, 2009, from an operating loss of $962,074 for the nine months ended September 30, 2008.  The decreased loss was primarily due to revenues from our Jerritt Canyon mill operations. As noted above, our operating income is dependent on our ability to recognize revenues from our Jerritt Canyon mill operations. If the amounts due to us from Queenstake USA prove not to be collectible, or of delayed collectibility, we may not be able to recognize those amounts as revenues. Such a restatement of financial statements (if required) would increase our operating loss for the period by $1,567,114.

Interest Expense.  Interest expense for the nine-month period ended September 30, 2009, decreased by $11,618 to $74,212, from $85,830 during the same 2008 period.  The decrease was due to the conversion of debt to Series C and D Preferred Stock.

Loss on Sale of Assets.  During the nine months ended September 30, 2009, we incurred a net loss $51,633 from the sale and disposition of assets in Bolivia. This total resulted from a gain of $65,229 on certain fixed assets retired offset by a $116,862 loss on the retirement of other fixed assets. During the same 2008 period there was a $12,000 gain on the sale of fixed assets.

Accretion of Note Discount. During the nine-month period ended September 30, 2009, we incurred $159,012 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $176,569 during the same 2008 period.

Gain (Loss) on Valuation of Derivative Liability.
During the nine month period ended September 30, 2009 we recognized a loss on the valuation of derivative liability of $234,881 compared to $0 during the same 2008 period. As of September 30, 2009, the balance of the derivative liability was $234,881, which is the value of the shortage of 260,978,894 shares at the market price at September 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. We are currently in the process of increasing its authorized shares to compensate for the shortfall.

Other Net Expenses and Income.  Other expenses net of other income for the nine months ended September 30, 2009, were $249,126 compared to other income of $116,365 during the same 2008 period. This increase in other expenses was primarily the result of the incurred loss of $117,263 related to currency fluctuations associated with the revaluation of fixed assets in Bolivia.

Net Loss.  Net loss for the nine-month period ended September 30, 2009, increased by $472,700 to $1,568,808 from $1,096,108 during the same 2008 period.  The increase was primarily due to our allowance for uncollectible receivables totaling $670,051 and the expense taken for currency fluctuations related to the revaluation of fixed assets in Bolivia totaling $117,263 and loss on valuation of derivative liability of $234,881.

Liquidity and Capital Resources

Our auditors issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2008 as we had a significant working capital deficit and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $(1,187,790) at September 30, 2009 and $(1,117,600) at December 31, 2008, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $1,000,000 as well as contractual commitments of approximately $2,800,000, pending adequate financing over the next twelve months for general and administrative expenses. If we do not raise adequate financing to meet our obligations, we may not be able to continue as a going concern.

Our cash balance of $5,127 as September 30, 2009, is insufficient to meet these planned expenses. In order to continue to pay our expenses, we hope to generate revenue from our contract to operate the Jerritt Canyon mill and may seek to raise additional cash by means of debt and/or equity financings. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 bankruptcy petition. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any. At the date of this filing, we have not contemplated seeking any protection in bankruptcy and have always been able to resolve our pending liabilities satisfactorily. However, we cannot guarantee that this will always be the case in the future.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, investors could lose their entire investment in our shares.

Plan of Operations

Our plan of operations as described below depends entirely on our ability to finance our ongoing litigation and our other intended activities as described below. Financing operations has been extremely difficult in the current fiscal year because of the economic crisis and other factors, and we cannot offer any assurance that financing our working capital requirements will be any easier during the next fiscal year. Furthermore, financing activities are subject to extensive regulation by the Securities and Exchange Commission and state securities regulators. While we make our best efforts to comply with such regulation, we cannot offer any assurance that either the Securities and Exchange Commission or any state securities regulator may not assert a contrary position.

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

ii. The Gold Bar Mill.

In 2004, we purchased the 4,000 tpd Gold Bar CIP gold mill (the “Gold Bar Mill” or the “Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our A Zone project in eastern Bolivia. Due to the current political and economic climate, lack of security, and tax structure in Bolivia, we have determined that the best course of action with regards to the Gold Bar Mill is to leave it in place and explore our options related to the Mill in Nevada. In April 2008 we hired Blane Wilson as our Chief Operating Officer. Mr. Wilson’s primary responsibility was to help us determine the best course of action with regards to this asset and implement a Gold Bar strategy. We have entered into confidentiality agreements and had detailed negotiations with various parties regarding the potential of this Mill. These possibilities include;

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

iii.     The C Zone Gold Mill and Mine, Mine Camp for A & C Zone Projects, and A Zone Buen Futuro Gold and Copper Project.

At the present time we have no plans to recommence operations in Bolivia because of the unfavorable political, security, economic, and taxing environment. Should those conditions improve, we will consider recommencing operations in Bolivia.

iv. Cangalli Gold Project.

After careful analysis of the current political, economic and security situation and the pending tax changes in Bolivia, as described in iii. C Zone Gold Operation, above, we have determined to discontinue our efforts to develop our Cangalli and Tipuani Valley gold project in Western Bolivia. On March 1, 2009, we elected not to renew our claims in this region. At some point in time should we attempt to reestablish our operations at Cangalli, we would be required to negotiate with COMIBOL, the Bolivian state mining company, as a joint venture partner.

v. Summary of Plan of Operations

To accomplish our strategy we intend to carry out the steps in our Plan of Operations that are summarized below:

1.	Continue our litigation initiated for the purpose of restoring us to the Jerritt Canyon mill site as the mill operator, or in the alternative, to be awarded the benefit of the bargain (the lost profit over a 5-year period as calculated by Queenstake USA in documents provided to the NDEP and to us during negotiations). (See, Item II, Part 1, Legal Proceedings below.)

2.	Determine if we will perform contract ore milling at the current Gold Bar site in Nevada, enter into a joint venture for milling ore at the Gold Bar site, or sell the mill to another mining company for the purpose of processing ore at the Gold Bar site. Also, determine the direction to take with respect to the development of the Gold Bar mill. The region around our mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortfall in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We are currently evaluating this possibility and the potential benefits to us. We estimate that it will take approximately $1 million to bring the Gold Bar mill back online to accept contract milling and processing work. However, other costs that we have under evaluation, such as permitting and new tailings impoundment construction, could easily be significantly more expensive than the mill rehabilitation costs, and may exceed $15 million. We currently do not have sufficient financing available for the Gold Bar mill and we are focusing our efforts on the Jerritt Canyon gold mill as described above.

3.	We will continue to monitor and evaluate the political, economic, security, and tax climate in Bolivia with regards to recommencing mining and milling operations at our C Zone mine and mill. We will also continue our discussions with potential joint venture partners that may be willing to provide funding and operate the C Zone mine and mill. However, we cannot guarantee at this time that those negotiations will result in ongoing arrangements in the future or that the political, economic, security, and tax climate will improve adequately in Bolivia to permit recommencement of operations (assuming without assurance that we have the financing necessary for those operations).

4.	Notwithstanding the current, unfavorable political, economic, security, and taxing environment in Bolivia, we currently intend to maintain our mining claims on the Buen Futuro 2,500-acre site as well as other critical claims in the Precambrian Shield surrounding the Buen Futuro claims not included in the A Zone, as well as the remainder of our 42,731-acre remaining landholding as best we can, given our current lack of liquidity and the current political, economic, security, and tax climate in Bolivia as described above. We will continue to monitor and evaluate the political, economic, security, and tax climate in Bolivia on an ongoing basis and we may reestablish our exploration and development efforts at Buen Futuro should conditions in Bolivia improve. We cannot however guarantee that we will develop the Buen Futuro project and we may elect to discontinue our efforts to develop our mineral projects in Bolivia. We will continue to seek joint venture partners to develop the region. We estimate costs for this additional exploration work to total $1,000,000 over the next two years. We also cannot guarantee at this time that negotiations with joint possible joint venture partners will result in the development of the Buen Futuro project

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first nine months of 2009. We have, however, seen a significant increase in the cost of diesel fuel, when we have been able to obtain fuel in Bolivia. Such fuel cost increases will impact our operations as we ramp up mining and recovery operations. We have been informed by our contract miner that they intend to increase costs above that which was originally quoted to recover the increased cost of fuel. We are currently evaluating the impact of these fuel cost increases on our projected income.

Off balance sheet arrangements

None

Item 3. Controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer. Following this evaluation, these officers concluded that our disclosure controls and procedures are effective as of September 30, 2009, the end of the period covered by this report.

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

Currently the case is in the discovery stage and we are seeking a hearing on our motion. No discovery cut-off or trial date has been established. We cannot offer any assurance that this matter will be resolved in the near future or that when it is resolved, it is resolved to our favor.

Item 2. Unregistered sales of equity securities and use of proceeds.

On September 22, 2009, we issued 76,250,000 shares of our common stock to Lonestar Equity Group in exchange for 25,000 shares of our Series D Preferred stock which were purchased on June 30, 2009 but the underlying investment occurred on September 12, 2008 and November 26, 2008. The shares were valued at $30,500 and were converted at a conversion rate of 2,500 to 1 in accordance with the terms of the Series D Preferred shares which resulted in a price per common share of $.0004.

Subsequent Events.
On October 1, 2008 we issued 2,191,125 shares of our common stock to Robert J. Richmeier in exchange for a convertible debenture totaling $4,000 plus $382 in accrued interest in accordance with the terms of the Debenture Agreement dated July 18, 2008. The conversion was executed at $.002 per share.

On November 4, 2009, we issued 24,325,000 shares of our common stock to Jose Edmundo Arauz, a resident of Bolivia, in exchange for 9,730 shares of our Series D Preferred stock which were purchased on June 30, 2009 but the underlying investment occurred prior to may 4, 2009. The shares were valued at $9,730 and were converted at a conversion rate of 2,500 to 1 in accordance with the terms of the Series D Preferred shares which resulted in a price per common share of $.0004.

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

Any unregistered sales of equity securities during the quarter ended September 30, 2009 and subsequently have been previously reported within a form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

    Shareholders meeting

The Company held its most recent shareholders meeting in September 2007. The Company does not intend to hold an annual meeting of its shareholders for the election of directors during its 2009 fiscal year. The Company is attempting to schedule a shareholder’s meeting in early 2010 for the approval of an increase in the Company’s capitalization and perhaps for other matters, but we have not yet set a date to do so. Unless that meeting is held in mid- to late-2010, it will not be an annual meeting for the election of directors. Although we have not yet set a definitive date for our 2010 shareholders meeting we are requiring that proposals from our shareholders for consideration at the meeting must be presented to the Company not later than December 31, 2009. After December 31, 2009, any shareholder proposal will be considered untimely. If we extend the date of our shareholders’ meeting beyond June 1, 2010, we will provide a new date for receipt of proposals. Proposals from shareholders intended to be present at the Annual Meeting of shareholders should be addressed to Golden Eagle International, Inc., Attention: Corporate Secretary, 9661 South 700 East, Salt Lake City, Utah 84070. Upon receipt of any such proposal, we shall determine whether or not to include any such proposal in the Proxy Statement and proxy in accordance with applicable law. It is suggested that shareholders forward such proposals by Certified Mail-Return Receipt Requested.

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

GOLDEN EAGLE INTERNATIONAL,INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer Date: November 23, 2009

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2009 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer November 23, 2009

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2009 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer November 23, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 23, 2009 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended September 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer November 23, 2009

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 5,127	$ 54,883
Net accounts receivable	1,567,114	84,482
Prepaid expenses	50,395	70,027

Total current assets	1,622,636	209,392

PROPERTY AND EQUIPMENT
Mining equipment and property	496,426	733,353
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	57,657	137,356
Vehicles	-	116,182

	6,659,399	7,134,227
Less accumulated depreciation and impairment	(1,077,433)	(1,219,705)

Total property and equipment	5,581,966	5,914,522

Total Assets	$ 7,204,602	$ 6,123,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,862,252	$ 281,232
Deferred wages	246,714	205,092
Other notes payable	295,264	468,285
Related party payable	77,000	57,525
Convertible debenture	-	249,000
Accrued interest payable	94,315	65,858
Derivative liability	234,881	-

Total current liabilities	2,810,426	1,326,992

Convertible notes payable-net	-	61,605
Debentures (net)	75,617	-

Total long term liabilities	75,617	61,605

Common stock payable	85,000	35,000
Commitments and contingencies	-	-

Total Liabilities	2,971,043	1,423,597

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,843,950 and 80,001 issued and outstanding respectively	8,439	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;1,911,034,819 and 1,535,897,333 issued and outstanding shares, respectively	191,103	153,589
Additional paid-in capital	62,056,182	60,999,285
Accumulated (deficit)	(58,022,165)	(56,453,357)

Total stockholders' equity	4,233,559	4,700,317

Total Liabilities and Stockholders' Equity	$ 7,204,602	$ 6,123,914

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUES	$5,494	55,518	$4,179,260	55,518
OPERATING EXPENSES
Production Costs	9,823	51,405	3,400,895	51,405
Exploration & development	24,520	36,806	90,305	150,721
General and administration	299,903	218,066	771,601	799,227
Bad debt expense	223,717	-	670,051	-
Depreciation and depletion	12,741	5,262	46,351	16,239

Total operating expenses	570,704	311,539	4,979,203	1,017,592

OPERATING INCOME (LOSS)	(565,210)	(256,021)	(799,943)	(962,074)

OTHER INCOME (EXPENSE)
Interest expense	(23,731)	(20,684)	(74,212)	(85,830)
Gain (loss) on sale of assets	(3,752)	-	(51,633)	12,000
Accretion of note discount	(22,794)	(136,334)	(159,012)	(176,569)
Gain (loss) on valuation of derivative liability	(8,263)	-	(234,881)	-
Other, net	(3,223)	31,477	(249,162)	116,365

Total other income (expense)	(54,260)	(125,541)	(768,865)	(134,034)

Loss before income taxes	(619,470)	(381,562)	(1,568,808)	(1,096,108)
Income taxes	-	-	-	-

NET (LOSS)	$(619,470)	$(381,562)	$(1,568,808)	$(1,096,108)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	1,841,415,254	1,954,869,896	1,806,259,637	1,847,498,030

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended (Unaudited)

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,568,808)	$(1,096,108)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for services	-	221,198
Stock payable for services	50,000	-
Stock issued for financing fees	-	10,000
Stock issued for exploration and development	-	36,000
Stock issued for interest	-	85,494
Stock issued for payables	-	81,603
Depreciation	46,351	93,502
Impairment of assets	-	-
Accretion of note discount	159,012	176,569
Expensing of options	46,380	-
(Gain) loss on disposition of assets	51,633	(12,000)
Gain (loss) on valuation of derivative liability	234,881	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,482,632)	(55,518)
Decrease (increase) in prepaid expense and other costs	19,632	33,096
Increase (decrease) in deferred wages	41,622	94,413
Increase (decrease) in accounts payable	1,581,020	80,106
Increase (decrease) in accrued interest	63,597	(67,283)

Net cash flows (used by) operating activities	(757,312)	(318,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	-	(611,917)
Proceeds from sale of fixed assets	287,186	-

Net cash flows provided by (used) in investing activities	287,186	(611,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	65,000	43,200
Repayments to related parties	(63,000)	(49,350)
Proceeds from other notes payable	234,509	428,785
Proceeds from debentures	52,000	363,500
Preferred stock sold	147,000	-
Common stock sold	20,000	150,125

Net cash flows provided by financing activities	455,509	936,260

NET INCREASE (DECREASE) IN CASH	(49,756)	5,415
CASH - BEGINNING OF PERIOD	54,883	2,742

CASH - END OF PERIOD	$ 5,127	$ 8,157

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities
Preferred and common stock issued for debt (see note e)	$ 614,185	$ -
Cash paid for

Interest	$ 10,273	$ 50,937
Income taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the quarter ended September 30, 2009. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Going Concern Considerations
The 2008 audit opinion included an explanatory paragraph from our auditors indicating a substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been presented assuming Golden Eagle will continue as a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We had a working capital deficit as of September 30, 2009 and have incurred substantial losses since our inception.

Our corporate headquarters are in Salt Lake City, Utah. Our operations have been characterized over the years by a lack of working capital necessary to finance our capital and operating expenditures, and as a result we have been dependent on loans from related parties and third parties. Our working capital deficit was almost $(1,190,000) at September 30, 2009, and that amount included a credit of $1,567,114 for an account receivable from Queenstake Resources USA, Inc. (“Queenstake USA”) – a company with which we are engaged in litigation. We cannot offer any assurance that Queenstake USA will make any payments to us with respect to this account or that any payment will be made in the short term. Without including the amount due from Queenstake USA as a current asset, our working capital deficit would be approximately $(2,755,000) and our current assets would be approximately $55,000, including only $5,000 in cash and liquid assets. Without a significant amount of further financing (such as we have obtained from accredited investors and inside investors), we would be unable to finance our current operations or even our general and administrative expenses.

Up until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States. In October 2008, we had entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada. However, on June 10, 2009 that agreement was abruptly terminated by Queenstake USA with 3 hours notice and we were compelled to engage in litigation in the Fourth District Court for Elko County, Nevada, which is still pending, to enforce our contractual rights. The suit includes cross claims for damages and performance obligations. (See, Item II, Part 1, Legal Proceedings below.)

We have also been actively engaged in the search for, and negotiations with, a company with sufficient oxide gold resources with which we could joint venture, or enter into another business relationship, that would result in the rehabilitation and reconditioning of our Gold Bar mill located 25 miles northwest of Eureka, Nevada, but we have not been successful in entering into any such arrangement. Such rehabilitation and reconditioning has an estimated cost of approximately $1,000,000 – a cost in excess of what we can currently finance.

We have also been involved in the business of minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however we are engaged in no operations in Bolivia at this time as certain of those operations are suspended pending changes in the social/political, mine taxing, security, and economic environments in Bolivia while we have terminated our interest in other Bolivian projects. Because of the hostility of the current political, tax, security, and economic situation in Bolivia, we have significantly reduced our payments to maintain our properties in Bolivia and have for several years accrued our property payment and consulting obligations to the persons who sold us one of the properties (the Buen Futuro property) rather than risking potentially significant payments for a property we may not be able to develop. We own two gold mills, neither of which is operating at the present time. The Gold Bar mill is collateral for a note payable to Casco Credit, an unaffiliated party, in the original principal amount of $220,000 with interest rate of 12% per annum. This loan matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default,. There are no obligations collateralizing the C Zone Mill, but inasmuch as it is located in Bolivia we are unable to operate it or obtain any value from it at the present time. Both the Gold Bar mill and the C Zone mill are currently inactive and need a substantial investment of funds in order to become operational – funds that Golden Eagle does not have available.

As of September 30, 2009, we owned the following mineral prospects in Bolivia:

Precambrian Shield (1)
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

1 On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend. . At the present time, we have no intention to develop these properties further inasmuch as we do not have the capital necessary and the political, tax, security and economic environment in Bolivia is hostile to foreign (and especially U.S.) investment.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada on October 14, 2008. From mid September until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, in securing approval from the Nevada Division of Environmental Protection (NDEP) to restart milling operations at Jerritt Canyon. On March 25, 2009 approval was granted by the NDEP to recommence operations at the Jerritt Canyon mill. On April 1, 2009 we began production operations at the Jerritt Canyon mill. On May 31, 2009 we voluntarily suspended operations at the Jerritt Canyon mill due to the fact that the deadline of May 31, 2009 established by the Nevada Division of Environmental Protection (NDEP) for the installation of a mercury emissions control system on the mill’s roasters had not been met due to financial difficulties incurred by Queenstake USA. On June 10, 2009 Queenstake USA terminated our mill operating agreement at the Jerritt Canyon mill. (See, Note I, Legal Proceedings below.)

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

For the years ended December 31, 2008 and 2007, we reported net losses of $1,696,382 and $6,377,636, respectively. Our financial results over the past two years have been impacted by the shutdown of our production operations as discussed in annual report on Form 10-K for the year ended December 31, 2008 and this quarterly report on Form 10-Q for September 30, 2009, in connection with our financial results for the years ended December 31, 2008 and 2007.

Reclassifications
Certain amounts for the three and nine months ended September 30, 2008 have been reclassified to conform to the September 30, 2009 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

Stockholders’ equity decreased to $4,233,559 as of September 30, 2009 from $4,700,317 as of December 31, 2008 representing a $466,758 decrease in stockholders’ equity. This stockholders’ equity decrease was primarily due to the issuance of our Series D Preferred Stock offset by our net losses of $1,568,808 during the nine month period ended September 30, 2009.

We are authorized to issue 2,000,000,000 common shares; as of September 30, 2009, we had 1,911,034,819 shares outstanding. We have filed a preliminary proxy statement for a meeting of our shareholders at which they will be asked to approve an increase in our authorized common shares through a reverse stock split and other means. Because of our focus on other operational and administrative issues we have not been able to respond to SEC comments to that preliminary proxy statement, we have not filed an amendment thereto, and we have not scheduled a shareholders’ meeting to consider that issue or other issues to be presented to the shareholders. Any matters to be presented to the shareholders for consideration will be presented in a definitive proxy statement.

In addition, we are authorized to issue 10,000,000 preferred shares, (a) we have designated 3.5 million as Series A shares, none of which have been issued; (b) an additional 4.5 million of our preferred shares were designated as Series B preferred shares of which 80,000 are outstanding and convertible into 20,000,000 common shares; (c) one share of our authorized preferred stock is designated as a Series C preferred share which is outstanding and convertible into 487,746,250 common shares if and when sufficient shares are authorized and available for conversion; and, 999,999 shares of our Series D contingent convertible preferred shares, of which 763,949 are outstanding and are contingently convertible into 1,909,872,500 common shares only once 5 billion common shares are authorized. We also have $131,000 in convertible debentures outstanding convertible into 247,500,000 shares of our common stock. Additionally we have granted options to Blane Wilson our Chief Operating Officer totaling 82,444,075 shares of our common stock. Including all of our commitments for common shares (being outstanding shares of preferred stock which are convertible into common stock,, including those that are subject to the availability of authorized and unissued shares prior to conversion, and outstanding convertible debentures) our outstanding common stock on a fully diluted basis as of September 30, 2009 would be 2,260,978,894 As noted above our articles of incorporation permit us to issue 2,000,000,000 shares of common stock. We hope to schedule a shareholders’ meeting to seek shareholder approval to reverse the number of outstanding shares by 500 to 1 to accommodate the potential number of common shares necessary within our current number of authorized shares.

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

Fully diluted shares for the quarters ended September 30,	2009	2008

Basic shares outstanding	1,911,034,819	1,959,903,863
Series B conversion	20,000,000	28,333,500
Series C conversion	-	-
Series D conversion	-	-
Convertible debentures	247,500,000	227,272,727
Convertible notes payable	-	22,740,909
Stock options (approved)	82,444,075	17,647,815

Total	2,260,978,894	2,255,898,814

For the nine months ended September 30	2009	2008

Net Loss	($1,568,808)	($1,096,108)
Weighted average shares outstanding-basic and diluted	1,806,259,637	1,847,498,030

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

Nine Months ended September 30,	2009	2008

Issuance of common stock for the conversion of debt, payables and interest (1)	$168,607	$ 678,658
Conversion of preferred stock to common stock (2)	30,500	232,628
Issuance of common stock to employees and consultants	--	221,198
Issuance of common stock for exploration and development	--	36,000
Issuance of common stock for convertible debentures and interest (3)	20,614	115,443
Issuance of Series D Preferred Stock in exchange for debt(4)	614,185	--
Issuance of Series D Preferred Stock in exchange for interest	33,264	--

Total	$867,170	$1,283,927

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

(4)     On July 2 and 3, 2009, we entered into seven separate Series D Contingent Convertible Preferred Stock Subscription Agreements (“Subscription Agreement” or “Subscription Agreements”) that became effective July 6, 2009 when we filed the Articles of Amendment to our Articles of Incorporation with the Colorado Secretary of State designating our new Series D Stock. These Subscription Agreements provide for the issuance of an aggregate of 794,449 shares of our newly created Series D contingent convertible preferred stock (the “Series D Stock”) for satisfaction in full of debt totaling $794,449. The debt retired by the issuance was comprised of debt owed to the seven separate subscribers. A more detailed description of this transaction may be found in Note G, (3). On September 22, 2009, we issued 76,250,000 shares of our common stock to Lonestar Equity Group in exchange for 25,000 shares of our Series D Preferred stock which were purchased on June 30, 2009 but the underlying investment occurred on September 12, 2008 and November 26, 2009. Since in both cases the 6-month holding period required under the SEC’s rule 144(d)(3)(ii0 had been met and since Lonestar is not an affiliate of our company, the shares were issued without any restrictive legend. The shares were valued at $30,500 and were converted at a conversion rate of 2,500 to 1 in accordance with the terms of the Series D Preferred shares which resulted in a price per common share of $.0004.

Note E – Receivables

Net accounts receivable are all due from Queenstake Resources, USA, Inc. for the reimbursement of expenses related to the operation of the Jerritt Canyon mill as well as our cost-plus administration fee. Accounts receivable totaled $2,237,165 less $670,051 for an allowance for uncollectible accounts for a net receivable from Queenstake Resources USA of $1,567,114. Although we are in litigation with Queenstake USA, we have filed a mechanics’ lien against them for the full amount due and believe that when adjudicated, we will be able to collect the full amount due. Because of the nature of litigation in general and this litigation in particular, we cannot offer any assurance that we will be able to collect this amount due in the near future and there is a risk that we may not be able to collect any portion of the amount due. Consequently, we have taken an allowance for bad debt in the event we are unable to collect the full amount and we will likely take further allowances as time passes without collecting the amount due if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected. Without including that receivable, our current assets at September 30, 2009, would be approximately $55,000.

Note F – Payables

1.	Our accounts payable and accrued expenses of $1,862,252, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due.

a.	Of the total accounts payable amount, $1,492,741 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake owes us $2,237,165 out of which we intend to pay our accounts payable (an amount which, for financial accounting purposes, we have written down to $1,567,114 through bad debt allowances to reflect the risk of non-collection). Queenstake has not made payments to us to cover these obligations incurred on their behalf.

b.	We have filed a mechanics’ lien against the property and a complaint against Queenstake Resources USA in the Fourth Judicial District Court of the state of Nevada for Elko County to obtain payment to retire these obligations. A more detail description of this action is contained under part II, Item 1, Legal Proceedings. We do not realistically expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts, or to the extent we are able to collect by foreclosing on our mechanics’ lien.

c.	It should be noted that the production costs incurred during the nine month period is greater than the amount of cash that we actually received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

2.	Our deferred wages are payable in cash to our officers in the United States in the amount of $161,915 plus additional payroll taxes of $14,640 and to employees in Bolivia in the amount of $70,159.

3.	We have other notes payable, including the following notes and other obligations which are past due or which are maturing in the next three months but which we are not likely to be able to pay:

a.	A note totaling $220,000 payable to Casco Credit with and interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada, and the holder can seek to foreclose against this asset. As of September 30, 2009, we had accrued $20,107 in interest on this note.

b.	A note totaling $60,264 payable to Edmundo Arauz, a Bolivian resident with an interest rate of 8% per annum maturing on March 30, 2010.

c.	A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum maturing on March 31, 2010.

d.	Our commitment to make $2 million in production expenditures for the Buen Futuro prospect by November 23, 2005. Because we were not in production by that date, we are obligated to pay a penalty of $3,000 per month and must continue to do so until we are in production at Buen Futuro. We were also required to pay a consulting fee of $3,000 per month in cash and $2,000 per month in common stock to the seller of the property as a consulting fee until May 31, 2008. As of September 30, 2009, we owed $69,000 in production penalties, $19,000 in management fees payable in cash which are included in our accounts payable. Additionally, we owe $10,000 in management fees payable in stock to Dr. Michael Biste, one of the co-sellers of the property, all of which is included in our accounts payable. We are obligated to make these payments notwithstanding the political, security, economic, and taxing situation in Bolivia and whether or not we maintain the underlying claims and concessions. The co-sellers of the property (including Dr. Biste) have not made demand for payment on us or declared default.

e.	We also incurred an obligation to spend $1 million in exploration on the Buen Futuro prospect over the three-year period ending December 12, 2006. We believe our expenditures of $699,000 in the region qualify to be applied against this obligation, leaving a remaining obligation of $301,000. We are in breach of our obligation to the sellers of the property inasmuch as we have not made our exploration expenditures as required by the contract. We are unable to make these expenditures because of our financial condition, and we are unwilling to make these expenditures because of the political, security, economic and taxing situation in Bolivia. The co-sellers of the property have not made demand on us or declared a default.

4.	On April 11, 2007, we entered into a convertible note with our Chief Financial Officer with an effective date of February 6, 2007, which represents the date we verbally made this commitment. The note covered the payment of contractual retention bonuses payable in our common shares to our Chief Financial Officer, Tracy A. Madsen. This note was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available and any grant of our Series B preferred shares to this officer would have granted him a favorable treatment and a beneficial conversion interest that would have violated our Code of Conduct and Ethics. As of September 30, 2009 we accrued interest totaling $11,548. On February 6, 2009 the maturity date of this note was extended until May 9, 2009. On May 9, 2009, this note was again extended through December 31, 2009 . On April 1, 2009 an additional $25,000 in stock payable per Mr. Madsen’s employment contract was added to this note for a total $75,000.

5.	As of September 30, 2009, we had four Convertible Debentures outstanding totaling $131,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture; or in the case of one debenture totaling $52,000, the maturity date is one year from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 247,500,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the outstanding debentures is $131,000. On the balance sheet they have been discounted by $55,383 to $75,617. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the nine month period ended September 30, 2009, $159,012 was accreted to financing costs.

6.	We have authorized for issuance 2,000,000,000 shares of common stock at $0.0001 par value. At September 30, 2009 we had 1,911,034,819 common shares issued and outstanding. In addition to the issued shares, the Company has Convertible Series B, Series C and Series D Preferred shares, Convertible Debentures and Stock options outstanding that could convert into 349,944,075 additional shares as of September 30, 2009 (see Note C – earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. Pursuant to the accounting pronouncement, this creates a situation that does not allow the Company to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion.

As of September 30, 2009, the balance of the derivative liability was $234,881, which is the value of the shortage of 260,978,894 shares at the market price at September 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. The Company is currently in the process of increasing its authorized shares to compensate for the shortfall.

7.	Our obligation to pay accrued interest on Items 2-4 in the amount of $94,315. Interest on these notes is expensed each quarter and accrued.

8.	Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which matures on July 31, 2010. We have the option of canceling the remaining lease by paying of one additional month’s rent. Additionally, we have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office on a month-to-month basis. We are also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent on a month-to-month basis. We are currently evaluating the possibility of extending this lease.

9.	Our obligation to pay to the Bolivian government mining claim fees for 2009 through 2014. We paid the 2009 claim fees in February of 2009 in the amount of $49,372. We allowed some of our claims to lapse and we renewed those claims which we felt held the greatest potential for future exploration and development. We will continue to evaluate whether to pay the claim fees in future years, depending on the political, security, tax, economic and other factors in Bolivia. If we choose not to pay the fees, we will lose our right to the claims and our capital investment in those claims which expire will be forfeited

10.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007. As of September 30, 2009, we owed Livstar $37,203 which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

11.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of September 30, 2009, we owed Mr. Wilson $28,722 under this agreement, which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

12.	While it is not a cash obligation, we have a commitment to pay $75,000 in stock to Harlan (Mac) DeLozier as part of his employment agreement for the years 2006, 2007 and 2008. Mr. DeLozier is our Vice President of Bolivian Operations and a member of our Board of Directors. Additionally, as of September 30, 2009 we have accrued $9,890 in interest on this stock payable as we currently do not have sufficient shares to satisfy this obligation.

Note G – Beneficial Conversion Feature of Debentures, Convertible Notes Payable and Convertible Preferred Stock

In accordance with the accounting pronouncement, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Application of Issue, to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

During the nine-month period ended September 30, 2009, we incurred $159,012 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $176,569 during the same 2008 period. As of September, 2009, we had four Convertible Debentures outstanding totaling $131,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity and matures two years from the date of the debenture with the exception of the debenture entered into during the period which matures one year from the date of the debenture. Each debenture, and its accrued interest, except for the one debenture totaling $52,000, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at 50% of the average closing price of our common stock for the five trading days prior to the date of the debenture, or 50% of the average closing price for our common stock for the five trading days prior to the notice of conversion within the first 120 days immediately following the purchase of the debenture, whichever is less provided that the minimum conversion price is not less than $.002 per share. These debentures are convertible into 247,500,000 shares of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months or if the debenture is converted prior to maturity the remaining unaccreted amount is accreted in full. In consideration for additional investments, four Convertible Debentures were approved for conversion into shares of our Series D contingent convertible preferred stock during the nine month period ended September 30, 2009. Those debenture holders, and the additional consideration that they invested, were set out in a Current Report on Form 8-K filed by us dated July 8, 2009. The face amount of the four outstanding debentures is $131,000. On the balance sheet they have been discounted by $55,383 to $75,617. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the nine months ended September 30, 2009, $159,012 was accreted to financing costs.

With the issuance of the Series D Preferred Stock, the company calculated the beneficial conversion feature using the intrinsic value method, however, due to the contingent convertibility feature, and with the lack of available common shares to allow a conversion, pursuant to the accounting pronouncement, the contingent beneficial conversion feature was measured using the commitment date stock price but has not been recognized in earnings until the contingency is resolved. The amount that will be recorded as a preferred dividend once the contingency has been resolved will be $794,449. Pursuant to the accounting pronouncement, any recorded discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method.

Note H – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

On September 22, 2009, we issued 76,250,000 shares of our common stock to Lonestar Equity Group in exchange for 25,000 shares of our Series D Preferred stock which were purchased on June 30, 2009 but the underlying investment occurred on September 12, 2008 and November 26, 2008. The shares were valued at $30,500 and were converted at a conversion rate of 2,500 to 1 in accordance with the terms of the Series D Preferred shares which resulted in a price per common share of $.0004.

Subsequent Events
On October 1, 2008 we issued 2,191,125 shares of our common stock to Robert J. Richmeier in exchange for a convertible debenture totaling $4,000 plus $382 in accrued interest in accordance with the terms of the Debenture Agreement dated July 18, 2008. The conversion was executed at $.002 per share.

On November 4, 2009, we issued 24,325,000 shares of our common stock to Jose Edmundo Arauz, a resident of Bolivia, in exchange for 9,730 shares of our Series D Preferred stock which were purchased on June 30, 2009 but the underlying investment occurred prior to May 4, 2009. The shares were valued at $9,730 and were converted at a conversion rate of 2,500 to 1 in accordance with the terms of the Series D Preferred shares which resulted in a price per common share of $.0004.

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

Any unregistered sales of equity securities during the quarter ended September 30, 2009 and subsequently have been previously reported within a form 8-K.

Note I – Recent accounting pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per sh a re (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. T h e adoption of this update will have no material effect on the Company ’ s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. Th is update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company ’ s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company ’ s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpre tation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perf o rm an analysis to determine whether the enterprise ’ s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not believe the future application of SFAS N o. 167 will have an adverse impact on its consolidated financial statements.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Acco unting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised D e cember 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity ’ s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company does not believe the future application of SFAS No. 1 6 6 will have any impact on its consolidated financial statements or a material effect on the Company ’ s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subs equent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Note J – Stock based compensation

As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123 (Revised 2004), “Accounting For Stock Based Compensation,” (SFAS 123(R)) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date. No options were granted or outstanding as of December 31, 2008.

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to the following options:

Date	Amount	Option Price	Quantity	Expiration	Amount expensed

2008
4/18/2008	$100,000	$.00718	13,927,577	4/18/2011
7/17/2008	25,000	.00672	3,720,238	7/17/2011
10/15/08	25,000	.00326	7,668,712	10/15/2011	87,800

Total 2008	$150,000		25,316,526		$87,800

2009
1/13/09	25,000	.00166	15,060,241	1/13/2012	11,354
4/13/09	25,000	.00156	16,025,641	4/13/2012	13,842
7/13/09	25,000	.00096	26,041,667	7/13/2012	21,184

Total 2009	$75,000		57,127,549

Total 2008 and 2009	$225,000		$82,444,075		$134,180

Note K – Legal action

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

Currently the case is in the discovery stage and we are seeking a hearing on our motion. No discovery cut-off or trial date has been established. We cannot offer any assurance that this matter will be resolved in the near future or that when it is resolved, it is resolved to our favor.

Note L – Derivative Liability

The Company has authorized for issuance 2,000,000,000 shares of common stock at $0.0001 par value. At September 30, 2009 we had 1,911,034,819 common shares issued and outstanding. In addition to the issued shares, the Company has Convertible Series B , C and D Preferred shares, Convertible Debentures and Stock options outstanding that could convert into 349,944,075 additional shares as of September 30, 2009 (see Note C – earnings (loss) per common share). If each of the equity instruments were exercised for conversion to common stock, the Company does not have enough authorized shares to satisfy each of the equity conversions. Pursuant to the accounting pronouncement, this creates a situation that does not allow us to satisfy these obligations with stock, and therefore, the Company would have to settle the conversions in cash creating a derivative liability. As a result, the Company has recorded a derivative liability to account for the shortfall and potential liability if amounts were demanded for conversion.

As of September 30, 2009, the balance of the derivative liability was $234,881, which is the value of the shortage of 260,978,894 shares at the market price at September 30, 2009. The derivative is expensed and revalued at the end of each period financial statements are prepared, based on the market price at the end of the period. We are currently in the process of increasing its authorized shares to compensate for the shortfall.

Back to Table of Contents