Form 10-K
period 2009-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2010-05-14
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[ X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2009.

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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2009, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Golden Eagle International, Inc. was approximately $1,435,265. This estimate is based on the last sale price per share of $.0008 on June 30, 2009, on the OTCBB, and 1,794,081 shares outstanding and (3,588,162 after giving effect to the 1-for-500 reverse split discussed herein) estimated to be held by non-affiliates.

The number of shares of the registrant's $.0001 par value common stock outstanding as of April 27, 2010 was 1,975,050,944 (3,950,102 after giving effect to the 1-for-500 reverse split discussed herein).

PART I.

Forward-Looking Statements

        Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K contains certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, regulations of the Securities and Exchange Commission, and common law.

        Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, including those set forth under the heading “Risk Factors”, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

        The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Item 1. Business

General; Business Overview

        Throughout this Annual Report on Form 10-K Golden Eagle International, Inc. is referred to as “we”, “our”, “us”, the “Company” and “Golden Eagle”.

        We were formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp. On February 2, 1995, we changed our name to Golden Eagle International, Inc. Our subsidiaries are:

Name (percent ownership)	Jurisdiction (date) of Organization	Description of Activities
Golden Eagle International, Inc. Bolivia ("Golden Eagle Bolivia") (100%)	Bolivia (2001)	This subsidiary holds all concession-mining rights granted by the Bolivian government as described below in more detail. This subsidiary is also the owner of all of our assets in Bolivia. Control of this subsidiary was transferred to an unaffiliated Swiss Corporation on March 10, 2010.

        Our corporate headquarters are in Salt Lake City, Utah.

A. Bolivia

        Previously our operations were primarily focused on minerals exploration and mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia). However, in late we suspended these operations, and in March 2010 transferred control of our Bolivian assets and operations to an unaffiliated third party. We expect to transfer ownership of those assets and operations during the second quarter of 2010, although there can be no assurance that we will be able to complete the transactions with the purchaser.

        As of December 31, 2009 we owned the following gold mills:

Mill	Location
Gold Bar Mill	Eureka, Nevada
C Zone Mill	Ascension de Guarayos, Bolivia

As the C Zone Mill is a part of our Bolivian assets, control of that asset was transferred in March 2010 and we may be transferring ownership of that mill in the near future.

        As of December 31, 2009, we owned the following mineral prospects in Bolivia:

Precambrian Shield Properties
Initial Precambrian claims	111,500 acres
Buen Futuro claim	2,500 acres
Cobra claim	22,500 acres

         On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we had generated the most drill and other sampling data, as well as the Gran Serpiente claims (out of the Precambrian prospect claims) on which the C Zone gold mill and mine are located. We also retained the Cobra claims on the northern end of the Ascension Gold-Copper Trend.

        Effective March 10, 2010, we transferred control of our Bolivian operations to an unaffiliated Swiss corporation by granting that Swiss corporation a power of attorney. The Swiss corporation has paid $112,000 to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia. The Swiss corporation has also paid us $50,000, and has further paid approximately $53,000 (out of its obligation of $100,000) to satisfy certain of our obligations in Bolivia.

        Upon transfer of ownership of the properties to the Swiss corporation which is expected to occur in the second quarter of 2010 (if it should occur, of which there can be no assurance), the Swiss corporation is required to pay an additional $100,000 of our obligations to Bolivian creditors (for a total of $200,000); to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and to pay Golden Eagle a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary.

        We cannot offer any assurance that the Swiss corporation will fulfill its remaining payment obligations to us with respect to our Bolivian assets and operations. If we are unable to complete the sale of these assets and operations we will continue to hold them and explore other alternatives with respect them. However, if we are unable to complete the sale of these assets during 2010 we do not expect to engage in active exploration or mining operations in Bolivia and it is likely that the concessions will expire in March 2011 as we do not intend to pay the 2011 claims fees.

        Although our Bolivian assets and operations were once the primary focus of the Company, starting in late 2008 we have focused our operations primarily within the United States and, as noted above, in March 2009 reduced significantly our land holdings in Bolivia. We considered a number of factors when evaluating our options with respect to our Bolivian operations, including:

o	The re-election of Bolivia's president who has been inimical to U.S. investment in Bolivia and the current and continuing negative political and social environment relative to U.S. companies;

o	The Bolivian tax structure for mining companies that Golden Eagle believes would serve to limit the ability of its Bolivian operations to become profitable;

o	The current Bolivian administration's apparent commitment to enact a new mining law that creates a degree of uncertainty in the mining sector;

o	Golden Eagle's continuing difficulties in meeting its obligations in Bolivia and in the United States due to its significant working capital shortages and operating losses, including the likely loss of its mining claims due to Golden Eagle's inability to pay the fees that were due on March 1, 2010; and

o	Golden Eagle's need to focus its limited resources to more fully realize the potential of our 4,000 tpd Gold Bar gold mill, to seek out other mining and milling opportunities that may enhance our shareholders' value, and to continue seeking recovery of just compensation from our litigation with Yukon-Nevada Gold Corp. regarding its breach of our operating contract for the Jerritt Canyon gold mill north of Elko, Nevada.

        Based in large part on the above factors, the Company believed it was in the Company’s best interests to sell its Bolivian assets operations and continue focusing the Company’s efforts and resources on its operations and assets within the United States. As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations, and hopes to transfer ownership of those assets during the second quarter of 2010 (of which there can be no assurance).

B. U.S. Assets and Operations

        Starting in our third quarter of 2008 through June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada. In October 2008 we entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake USA”), a wholly-owned subsidiary of Queenstake Resources Ltd. and Yukon-Nevada Gold Corp., to operate the Jerritt Canyon gold mill located 50 miles north of Elko, Nevada (the “Jerritt Canyon Mill”). However, on June 10, 2009 Queenstake USA notified us that it believed that the agreement was terminated. We are currently engaged in litigation with Queenstake USA in the Fourth District Court for Elko County, Nevada in an attempt to enforce our contractual rights and to obtain damages. As appropriate, and subject to our financial resources, we intend to continue to devote time and resources to the on-going litigation with Queenstake USA.

        Going forward we expect to focus our operations primarily within the United States. Currently, and as further described in this report, we own a gold mill (the “Gold Bar Mill”) in Nevada and are exploring and evaluating various options with respect to that mill. The Gold Bar Mill has not operated for more than the past ten years (including the Company’s period of ownership since 2004).

Business Development; Plan of Operations

A. U.S. Operations and Assets

The Jerritt Canyon Gold Mill

        At the present time we are not engaged in any business operations with respect to the Jerritt Canyon Gold Mill, although we continue to believe that we have a contractual right to be engaged in those operations and have brought litigation in an effort to assert our rights as we interpret them to be. This litigation is further described below.

        As part of our program of diversification into north-central Nevada, on October 14, 2008 we entered into a Mill Operating Agreement (the “Queenstake Agreement”) with Queenstake USA, to operate the 4,000 ton-per-day (tpd) Jerritt Canyon CIL gold mill located 50 miles north of Elko, Nevada. The Jerritt Canyon Mill shut down in August 2008 due to certain mechanical and labor issues, and in September 2008, pursuant to a verbal agreement with Queenstake USA, we undertook the maintenance and environmental regulatory compliance operations at the Jerritt Canyon Mill with the aim of bringing it back on-line in full operation.

        Through March 25, 2009 we had several full-time employees on-site at the Jerritt Canyon Mill, including our Chief Operating Officer, Blane W. Wilson, as well as a number of part-time employees. On March 25, 2009, the Nevada Division of Environmental Protection authorized the restart of operations at the Jerritt Canyon Mill. At that time, in reliance on Queenstake USA’s representations and actions that it intended to restart milling operations, we began hiring additional personnel. As of June 10, 2009 we had 90 employees working for us at the Jerritt Canyon Mill.

        Queenstake USA funded all costs of the maintenance and regulatory environmental compliance operations prior to the recommencement of operations at the Jerritt Canyon Mill. Additionally, pursuant to the Queenstake Agreement, Queenstake USA was obligated to pay us an administrative fee equal to 20% of those costs. However, due to the unexpected length of time involved in getting the Jerritt Canyon Mill back into operation, and in solidarity with Queenstake USA, we agreed to accept an 8% administrative fee on operational costs and to defer the balance of the 20% fee until the mill commenced full processing operations. We have accrued the 12% difference on our financial statements as an accounts receivable, however it is unclear when or if we will ever collect all or part of that receivable, although collection of that receivable is one of the focuses of the litigation. From March 25, 2009, through the alleged termination of the Queenstake Agreement on June 10, 2009, we continued to operate under the belief that we were due the full 20% administrative fee for the period until milling operations recommenced at the Jerritt Canyon Mill.

        In accordance with the Queenstake Agreement, once the Jerritt Canyon Mill was in full operation, we were to be the mill operator for a term of 5 years, which was renewable at the option of Queenstake USA for an additional 5-year term. We were entitled to a fee of 8% of all operator costs, as well as a percentage fee or profit share of 20% of the net profits from operations. Furthermore, we were also to receive a $500,000 interest-free loan for initial operating capital from Queenstake USA, payable in equal monthly installments over the first 5-year term of the Queenstake Agreement. Additionally, we were entitled to certain production bonuses which were to be triggered on the occurrence of certain events or the achievement of certain milestones.

        On June 10, 2009 Queenstake USA notified us that it believed the Queenstake Agreement was terminated. We believe that Queenstake wrongfully attempted to terminate the Queenstake Agreement and are currently in litigation with Queenstake USA in which through our crossclaims we have asserted various legal claims against Queenstake USA (See, Item II, Part 1, Legal Proceedings below.). Based on statements in reports filed by Yukon Gold (Queenstake USA’s parent corporation) with the Securities and Exchange Commission, which we believe are false, we may assert additional claims against Yukon Gold and/or Queenstake USA.

        In early January 2010, the court denied our motion for a Writ of Restitution which sought to put us back in possession of the Jerritt Canyon Mill under the Queenstake Agreement. However, the court has not yet made any rulings with respect to the claims for damages we have asserted against Queenstake USA. As such, we do not expect to engage in any operations at the Jerritt Canyon Mill during fiscal 2010.

The Gold Bar Mill.

        In 2004, we purchased the 3,500 to 4,500 tpd Gold Bar CIP gold mill (the “Gold Bar Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore our options related to the mill in Nevada. The Gold Bar Mill was not in operation when we acquired it and it has not been in operation during our period of ownership.

        The Gold Bar Mill is located in the center of the Cortez Trend, a series of gold deposits at the southern end of the Battle Mountain-Eureka Gold Belt (the second largest gold-producing area in Nevada, and estimated to contain or have produced 31.5 million troy ounces of gold). The Cortez Trend runs parallel to the Carlin Trend (the largest gold producer in Nevada and one of the top three gold fields in the world with production and estimated resources of 180 million ounces).

        We are exploring and considering various alternatives with respect to the Gold Bar Mill. Among the options we are considering with respect to the Gold Bar Mill are:

-	Rehabilitating the Gold Bar Mill for toll refining (which is defined as processing ore through our mill for a fixed fee or toll that is produced by a third-party mining company from its mine) on its current site,

-	Engaging in a joint venture with other parties that may be able to produce ore from their mines and wish to utilize the mill, and

-	An outright sale either for cash, or stock and other consideration.

        Our ability to accomplish any of the foregoing is contingent on our obtaining sufficient financing and identifying a joint venture partner or a suitable buyer. In some cases, because (following the sale of the Bolivian assets if it should be completed) the Gold Bar Mill will be our sole remaining asset (other than cash and other current assets and our litigation), shareholder approval may be required.

        If we seek to commence a toll processing or a joint venture operation at the Gold Bar Mill, we would be required to obtain numerous permits from both the federal government and the State of Nevada, which would be time consuming and expensive. If we are able to recommence operations or engage in a joint venture with respect to the Gold Bar Mill we expect that we would be performing milling operations and/or toll milling on behalf of a third party and thus it is not likely we would be engaged the actual sale or distribution of products. Although we believe there is a shortage of gold mills in the area of the Gold Bar Mill, there are other companies in the general area providing milling and toll refining services in the area including Barrick Gold Corporation, Newmont Mining, Ltd. and Yukon-Nevada Gold Corp., who have greater financial resources and a longer history of operations than we do.

B. Bolivian Operations and Assets

        As described above, although the Company owned certain prospects and assets in Bolivia through its 2009 fiscal year, as of March 10, 2010 the Company transferred control of these assets and operations (although retaining ownership). The Company hopes to transfer ownership of these assets and operations during the second quarter of fiscal 2010 (of which there can be no assurance). Nevertheless the unaffiliated third party who acquired control of the Bolivian assets and which has contracted to obtain ownership is not in strict compliance with the terms of its agreements and, therefore, we cannot offer any assurance that the third party will complete its contractual obligations and obtain ownership of our Bolivian assets. If the third party defaults on its obligations, we will continue to seek other companies that may be interested in acquiring those assets. Unless circumstances in Bolivia and with respect to our financial condition change markedly between now and March 2011, we do not intend to pay the claims fees for our remaining properties which would be due on March 1, 2011. The following discussion sets forth information regarding our Bolivian operations since we still maintain ownership of those assets.

The C Zone Gold Mill and Mine.

        During 2007 we completed exploration and feasibility work on the gold mineralization of the C Zone of our Precambrian properties in eastern Bolivia. The C Zone gold project is located approximately 5 kilometers (3.1 miles) from our former A Zone Buen Futuro gold and copper project. Additionally, between 2006 and 2007 we operated a pilot plant on the C Zone, which we used to refine the metallurgical process on the mineralization in the Zone. During September of 2007, as a result of environmental issues, we moved the location of our production mill (the “C Zone Mill”)) from the pilot plant location approximately 700 meters (2,300 feet) to eliminate the potential impact on a nearby marshland and to permit the potential capacity of our Mill to increase to 2,000 tpd from the original 1,000 tpd of our original plant design. We commenced mill operations on June 26, 2008.

        Beginning in July through October 2008, many of the residents of five eastern Bolivia departments or states began a campaign of civil unrest to push for more autonomy for those departments from Bolivia’s central government. This civil unrest took the form of protest marches and road blockades, which on some occasions became violent. The movement of commerce on the roads in these departments was paralyzed during the period of unrest. As a result, our operations at the C Zone were also paralyzed for lack of diesel fuel and other critical supplies. Once the road blockades lifted, Bolivia immediately began to experience a scarcity of diesel fuel throughout the country, but more acutely in the eastern departments that had participated in the autonomy protests. Through this period of time, we were only been able to get small lots of diesel fuel, which only allowed us to carry out a simple maintenance program at our C Zone operations.

        On September 11, 2008 the U.S. Ambassador to Bolivia was declared persona non grata and on September 14, 2008 was expelled from Bolivia. Subsequently, the U.S. Drug Enforcement Administration, the U.S. Agency for International Development, and the Central Intelligence Agency also were expelled from Bolivia. The Peace Corps and several other U.S. affiliated groups voluntarily left Bolivia in light of these circumstances.

        Bolivia’s has also enacted new taxes associated with the Bolivian Mining Code that we initially believed would be rescinded due to social pressure from the strong mining interests in western Bolivia, or would be invalidated by the Bolivian Supreme Court. However, it does not appear that those changes will not be rescinded or invalidated. Moreover, new taxes were recently added to the existing tax regimen and certain taxes were changed from being deductible against gross revenues to not being deductible. We believe that Bolivia’s current mining tax structure, at current international prices for gold, effectively levies a prohibitively high tax on U.S. based companies such as Golden Eagle to engage in mining operations in Bolivia.

        Given the recent civil unrest (and likelihood that it may arise in some form in the future), on-going shortages of diesel fuel, Bolivia’s current public policy on mining taxes, and the entire political situation in Bolivia, we suspended our operations in Bolivia as of late 2008 to analyze our best course of action with respect to our Bolivian prospects – which ultimately resulted in our decision to transfer control of these assets with the goal of transferring ownership entirely. We did generate $19,307 in revenue from sales of gold from our C Zone mine and plant during the quarter ended December 31, 2008.

        While we did not conduct mining and milling operations at the C Zone mill during 2009, we did continue to employ an onsite security and maintenance staff. To date in 2010 we have not conducted any active mining or milling operations with respect to our Bolivian assets or operations.

   Mine Camp for A & C Zone Projects.

        During 2007 and 2008 we completed construction of our mine camp situated between our A Zone project and the C Zone mine and mill in Bolivia. The mine camp includes dormitories, a dining hall, sanitation facilities, administration buildings and warehouses and serves as camp for the construction and operation of the C Zone mill, and the exploration and development of our A Zone project. Activities in the mine camp are subject to the same political and economic issues described above.

A Zone Buen Futuro Gold and Copper Project.

        During 2009 we continued to examine means of further developing the potential of the A Zone Buen Futuro gold and copper project on our Precambrian properties, although our ability to do so (even assuming we had adequate financing) was subject to the same Bolivian political and economic issues described above. During most of 2007 and 2008 we pursued this development by obtaining third-party advice regarding our feasibility and exploration studies by a major independent mining and engineering firm, Washington Group International, Inc. Additional feasibility work was also dependent on our ability to raise sufficient funds to pay our consultants and contractors. During 2009 we suspended all exploration and development work on the A Zone Buen Futuro gold and copper project.

Cangalli Gold Project.

        During 2009 we determined to discontinue our efforts to develop our Cangalli and Tipuani Valley gold project in Western Bolivia. On March 1, 2009, we elected not to renew our claims in this region.

C. Plan of Operations

        Going forward we expect to focus on business operations on the following activities summarized below:

1.	Exploring and pursuing our options with respect to the Gold Bar Mill that we own in Nevada, which include potentially refurbishing the mill for active operations, selling the mill, and/or entering into a joint venture or other business relationship with respect to an active gold mining company in the area that may wish to utilize the mill. The region around the Gold Bar Mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortage in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We estimate that it will take approximately $1,000,000 to bring the Gold Bar Mill back into operation and able to accept contract milling and processing work, however, certain other or additional improvements could cost significantly more. We currently lack the necessary financial resources to refurbish the Gold Bar Mill. Identifying and executing upon a business opportunity with respect to the Gold Bar Mill will likely require us to raise a significant amount of capital.

2.	Continuing our on-going litigation with Queenstake USA to enforce our contractual rights, obtain monies we believe are due and owing from Queenstake USA, to obtain the award of damages, and recoup certain costs and expenses. Additional disclosure regarding the status of this litigation is set forth in Item II "Legal Proceedings" below.

3.	Finalizing the transfer of ownership of our Bolivian operations and assets. Following the transfer of ownership of these operations and assets we will no longer have any Bolivian operations or assets (and we expect that our outstanding obligations in Bolivia will be satisfied). If the Swiss corporation does not fulfill its various payment obligations to acquire these assets (as described above), we intend to explore other alternatives with respect to these operations and assets, although there can be no assurance that we will be able to identify and execute upon any such alternatives.

Effect of government regulation

        We own the Gold Bar Mill and plant located 25 miles northwest of Eureka, Nevada, which, as of December 31, 2009, was and currently remains idle. We do not own the ground on which this mill sits. The purchase agreement we entered into when we acquired the mill requires the previous owner of the plant and the current landowner, Atlas Precious Metals, Inc., to perform any required environmental remediation on the site. We do not believe that we have any liability for environmental clean up on this site or on any other site within the United States.

        In Bolivia, the mining industry is subject to extensive, time consuming, and expensive compliance obligations with environmental law. To date, we believe that we have complied with all environmental laws in Bolivia. Further, Bolivia imposes numerous other regulatory obligations on participants in the mining industry, such as permitting obligations, reporting obligations and various taxing schemes. So long as we own prospects and other assets in Bolivia we may be subject to Bolivia’s environmental laws and other regulations. However, as a result of the transfer of control of our Bolivian assets and operations in March 2010 and our expected disposition of these assets and operations we do not expect to subject to these obligations and requirements going forward.

Employees

        At December 31, 2009, we directly employed 11 total employees, all of which are full-time employees. Our full time employees work primarily from the following locations: (a) two in our head offices in Salt Lake City, Utah being our Chief Executive Officer and our Chief Financial Officer; and one, our Chief Operating Officer, in Elko, Nevada; (b) three in our administrative offices in Santa Cruz, Bolivia; (c) five at Ascension de Guarayos involved in our mine camp and mill maintenance and security.

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

Financial Risks

        Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives. We have incurred substantial losses of $58,864,712 since our inception. Additionally, we had negative working capital of $1,884,199 as of December 31, 2009 and have had negative working capital during at least our past several years as well. Significant amounts of capital will be required for us to identify and act upon any business opportunity with respect to our Gold Bar Mill or otherwise. Based on our negative working capital as well as our historical and current negative cash flow from operations and investing activities, we anticipate that we will continue to incur losses from operations and a working capital deficit. Because we are not currently engaged in any revenue producing activities, the Company’s sources of funding primarily consist of the sale of additional equity or debt securities, borrowing funds, or selling a portion of our remaining assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further business activities. Equity financing, if available, may result in substantial dilution to existing stockholders.

        Our independent registered public accounting firm’s report on our 2009 financial statements questions our ability to continue as a going concern. As a result of our recurring losses from operations and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of December 31, 2009 and for the fiscal years ended December 31, 2009 and 2008 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern. If we are unable to find new or alternative sources of capital, our business, financial condition and results of operations will be adversely impacted. Furthermore, inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to raise additional capital and may adversely impact our stock price.

        Our continued operations are dependent upon receiving adequate financing. Our current primary focus of identifying and executing upon a business opportunity with respect to our Gold Bar Mill, or another business opportunity within the metals mining industry, will require that we obtain a substantial amount of debt or equity financing; however, there is no assurance that we will be successful in receiving adequate financing. Should we fail to obtain adequate financing, any possible revenue generating operations will be significantly delayed or may never occur and we will be subject to increasing losses.

        Historically, cash shortages have negatively affected our ability to explore and develop our properties and further our business operations. From approximately November 1997 to present, we have experienced significant cash shortages. We have been able to meet certain of our financial obligations through funds raised in equity and debt financings. We likely will continue to experience cash shortages, which will likely cause delays in development of any business prospects and any possible revenue generating operations, and will otherwise negatively affect our financial condition.

        We have significant debt obligations and accounts payable that we may be unable to meet and certain of our creditors may be able to assert legal claims against us and/or our assets. At December 31, 2009, we had outstanding financial obligations totaling $3,203,652, including accounts payable and accrued expenses, deferred wages, outstanding notes and debentures (many of which are past due), and amounts owed to various third parties. Many of these obligations are past due or we do not otherwise expect to be able to meet them as they come due. Certain of our creditors have been granted security interests in certain of our assets, including our Gold Bar Mill. Should certain of our creditors or other persons to whom we owe funds attempt to assert their legal remedies against the Company, we likely would be unable to successfully defend these claims. Following any foreclosure or other legal action, it is likely that few or no assets would remain for distribution to our shareholders.

        We are in litigation in an effort to collect the amounts we believe are due to us from Queenstake USA (and Yukon-Nevada Gold Corp.).As of December 31, 2009 approximately 95% of our current assets consisted of an accounts receivable of $1,178,463, all of which represents amounts we believe are owing to us from Queenstake USA (and/or Yukon-Nevada Gold Corp.). We are currently in litigation with Queenstake USA and given the unpredictable and time-consuming nature of litigation we cannot predict when, if ever, we will be able to collect the amounts we believe are due. Further, we may later determine that we do not have sufficient funds to continue to pursue the claims we have asserted against Queenstake USA. Even if we do not collect funds that we believe are due from Queenstake USA we will continue to have an obligation to pay certain vendors we utilized during the period at which we operated the Jerritt Canyon Mill. Due to all of the foregoing, we established a policy of impairing the value of these assets by 20% as of June 30, 2009 and an additional 10% per quarter thereafter. We have impaired them by 40% of their value during 2009. By the end of 2010, the value of these assets will have been impaired by an additional 40%, for a total impairment of 80%. By June 30, 2011, if we have not been able to successfully collect on our lawsuit, we will have impaired the value of these assets to zero.

        Our outstanding classes of Preferred Stock and other convertible securities, along with our anticipated need to additional securities to fund our operations, will (if converted) cause significant dilution to our common shareholders. We currently are authorized to issue 2,000,000,000 shares of common stock and as of December 31, 2009, we had 1,975,050,944 shares (3,950,102 giving effect to the 1-for-500 reverse stock split that became effective under Colorado law on April 28, 2010) of our common stock outstanding including all of our outstanding common shares, securities that are convertible or exercisable into common stock (including our outstanding classes of Preferred Stock), and other obligations to issue common stock, on a fully diluted basis as of December 31, 2009 we would have had 4,656,074,577 shares outstanding (approximately 9,312,150 shares giving effect to the 1-for-500 reverse stock split discussed above) The completion of the reverse split will result in additional shares of our common stock being available:

-	For issuance upon conversion of our outstanding convertible securities; and

-	For issuance to raise capital, to settle certain outstanding obligations, and also to effect certain corporate transactions.

         Consequently, the ownership interests of our current shareholders will likely be significantly diluted in 2010 and beyond. The December 31, 2009, financial statements reflect the 1-for-500 reverse stock split discussed above, and indicate common shares outstanding of 3,950,102.

        Should we be successful in identifying and executing upon a business opportunity with respect to our Gold Bar Mill or elsewhere within the metals mining industry, our revenues may be negatively affected by price volatility of those metals. Metals prices are subject to extreme price volatility. Our ability to refurbish and recommence operations at Gold Bar Mill would likely be directly related to gold prices. Metals prices are subject to factors that are beyond our control, including speculation, political and economic conditions, and inflation. Should gold prices experience downward price trends, our business prospects and potential revenues will be negatively affected.

        The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange and demonstrates the significant fluctuations in metal prices:

Year	High	Low	Average
1999	326	253	279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007	806	631	695
2008	1,011	712	872
2009	1,212	810	1,011

Source of Data: Kitco and Onlygold.com

        On April 7, 2010, the afternoon fixing price for gold on the London Metals Exchange was $1,152 per ounce.

        Our future success is in part dependent upon our ability to retain and attract qualified management. Our future success in large part is dependent upon the continued efforts of our current management team who provide us with the key technical and management aspects of our operations, including: Terry Turner, Blane W. Wilson and Tracy A. Madsen. At times each of these persons has agreed to defer their wages or other remuneration otherwise due to them. Although we have entered into employment agreements with Messrs. Turner, Wilson and Madsen, as a result of our continued liquidity shortages, these persons may be motivated to seek other employment. In fact, Mr. Wilson is currently working (with our consent) for Klondex Mines, Ltd. as its Executive Mining Advisor, Nevada Operations while continuing to perform his duties for Golden Eagle. We believe that our future success will depends upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

        Operations in the metal mining industry are subject to various state and federal regulations. Our historical and contemplated business operations are subject to extensive regulation pertaining to the development of mining prospects and possible production, environmental regulation, labor standards, mine safety and others. Should we fail to abide by these regulations, our operations may be subject to fines or restrictions on activities pertaining to our prospects and properties, which may negatively affect our ability to conduct our operations.

        Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover. Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control.

        We have agreed to indemnify our officers and directors to the full extent permitted by Colorado law, which could negatively affect our financial condition. Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors to the full extent permitted by Colorado law. This indemnification may require us to pay judgments, fines and expenses incurred by an officer or director, as a result of actions or proceedings against them. Funds or our securities paid in satisfaction of judgments, fines or expenses would likely be funds that we would need for our operations and for the exploration and development of our properties, and may negatively affect our operations, financial condition, and/or further dilute the value of our securities.

        We have not implemented certain corporate governance practices. We have only a single independent director, and therefore a majority of the board consists of directors who are not independent. Additionally, we do not have separately designated audit, compensation, or nominating committees. This lack of independence and independent controls over our corporate affairs may result in potential or actual conflicts of interest between our officers, directors and our shareholders. We have no formal policy to resolve such conflicts and these conflicts of interests may benefit the interests of our officers and directors over that of our minority stockholders.

        The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future. Historically, the price and trading volume of our common stock has been volatile. Several factors likely contributed to this volatility including: our significant operating losses; the suspension of our operations on our Bolivian projects in 2008; on-going political instability in Bolivia; the purported termination of our agreement with Queenstake Resources USA. related to the operation of the Jerritt Canyon; and the dilution of shareholders’ interests. Such factors will likely continue to impact price and trading volume volatility.

The Company has been delinquent in filing its 1934 Act reports and its trading market has reflected such delinquency. Under FINRA rule 6530, during the period after April 17, 2010, the Company´s trading symbol in the OTC Bulletin Board had an “E” appended to it, reflecting that the Company had failed to file its Form 10-K timely. While the Company hopes not to be delinquent in filing its reports in the future, if it is delinquent once more in the next two years, under Rule 6530 the OTC Bulletin Board may declare the Company ineligible for further trading on little notice. In that case, the volatility of our trading market will likely be increased.

        As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing penny stocks, which will impair trading activity in our shares. Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

        We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

Item 2. Properties

        As described in Item 1 above through our 2009 fiscal year we owned various assets and operations in Bolivia. However, as of March 10, 2010 we transferred control of our Bolivian assets and operations and hope to transfer ownership of those assets during the second quarter of 2010 (of which there can be no assurance). We also own the Gold Bar Mill, an idle mill and mineral processing plant located 25 miles northwest of Eureka, Nevada.

The Precambrian Shield properties.

        In June of 2001, we acquired mining claims in Bolivia´s Precambrian Shield with a total acreage of approximately 111,500 acres, as well as the existing reports on the area, for 10 million shares (20,000 shares, giving effect to the 1-for-500 reverse stock split discussed herein) of our common restricted stock then valued at $300,000 (the “Initial Precambrian claims”). In June 2003, we acquired the Buen Futuro claim consisting of 2,500 acres (the “Buen Futuro claim”). Then, in December 2003, we staked a claim to 22,500 additional acres in the Ascension Gold-Copper Trend (the “Cobra claim).”

The Initial Precambrian claims

        On February 28, 2009 we elected not to renew the claims on 93,469 acres of our Initial Precambrian claims. We paid our patent fees and renewed our claims rights on 18,031 acres which we believed held the greatest potential for mineralization, and which contained our C Zone mine and mill (the “Gran Serpiente claim”). On March 1, 2009 we paid $20,833 to the Bolivian government for 2008 in arrears to renew these claims for 2009; and on March 1, 2010, based on a new government requirement in Bolivia, we paid $46,479 for both 2009 in arrears and 2010 currently. The amounts paid in 2010 were provided by the Swiss corporation which now has control over our Bolivian operations and assets

Buen Futuro claim

        In June 2003, we purchased the Buen Futuro claim, and all technical information that had been generated about the property, from Celia Calla de Arraya, a Bolivian, and her son-in-law, Dr. Michael H. Biste, a geologist who has worked extensively in the area. We then amended the purchase contract in December 2003 and March 2005.

        On March 1, 2009 we paid $2,854 to the Bolivian government for 2008 in arrears to renew these claims for 2009; and on March 1, 2010, based on a new government requirement in Bolivia, we paid $6,367 for both 2009 in arrears and 2010 currently. The amounts paid in 2010 were provided by the Swiss corporation which now has control over our Bolivian operations and assets. Additionally all obligations we owed to Dr. Biste were assumed by the Swiss corporation.

Cobra claim

        On December 22, 2003, we completed the acquisition of the Cobra claim by staking an additional 22,500 acres of prime ground in the Ascension Gold-Copper Trend in eastern Bolivia’s Precambrian Shield. We secured the Cobra claim through a Bolivian mining petition and paid initial claims fees of $10,000.

        On March 1, 2009 we paid $25,685 to the Bolivian government for 2008 in arrears to renew these claims for 2009; and on March 1, 2010, based on a new government requirement in Bolivia, we paid $57,303 for both 2009 in arrears and 2010 currently. The amounts paid in 2010 were provided by the Swiss corporation which now has control over our Bolivian operations and assets.

        Total patent fees paid on March 1, 2009 on all of our Precambrian Shield claims, which included the Initial Precambrian claims, the Buen Futuro claim and the Cobra claim for 2008 in arrears were $49,372. Total patent fees on March 1, 2010 on all of our Precambrian Shield claims that we retained, which included the same claims for 2009 in arrears, and 2010 currently, were $110,149, which together with transaction taxes totaled $111,416.

The Cangalli and Tipuani Valley claims

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

Gold Bar mill and plant

        In July 2004, we acquired the Gold Bar Mill and gold recovery plant from an unaffiliated party, Atlas Precious Metals, Inc. (“Atlas”), for 25,000,000 shares of our restricted common stock (50,000 shares after giving effect to the 1-for-500 reverse stock split discussed herein). The Gold Bar Mill and gold recovery plant is located 25 miles northwest of Eureka, Nevada. We did not acquire the land upon which the Gold Bar Mill is located. Our initial plans were, upon raising the necessary capital, to dismantle ship and re-erect this plant on our Buen Futuro A Zone site in eastern Bolivia. However, we never were able to take these actions and the Gold Bar Mill is still located on site in Nevada. While we are not contractually obligated to move the Gold Bar Mill from its current location, Atlas as the property owner could attempt to sell the property to a buyer that could demand that it be removed from the property.

        The Gold Bar Mill is easily accessible by well-maintained, all-weather gravel roads for 15 miles off of all-weather paved state highways from the nearest urban center, which is Eureka, Nevada.

Office leases

        Our executive offices are located at 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of three executive offices, a conference room, reception space, filing areas and copy and faxing facilities and aresuitable for our needs. We pay $1,619 per month on the lease which expires on July 31, 2010.  We are allowed to terminate the lease at any time for a $1,619 penalty plus a 30-day notice, which at this stage of the lease is our only obligation.

        We also lease 35 square meters of office space located in Santa Cruz de la Sierra, Bolivia, which is our Bolivian headquarters. This lease expired on February 15, 2010. We pay $188 per month for this lease as well as $200.00 per month for 360 square meters of warehouse space in Santa Cruz, Bolivia. As of the date of this report we no longer have an obligation for this leased space in Bolivia.

Location	Size	Monthly rent	Lease Expiration
Salt Lake City	1,183 square feet	$1,619	July 31, 2010
Santa Cruz, Bolivia	35 square meters	$188	February 15, 2010
Warehouse, Santa Cruz, Bolivia	360 square meters	200	Month to month
Total		$2,007

Item 3. Legal proceedings

    1.        GEII v. Queenstake Resources USA, Inc., Yukon-Nevada Gold Corp., et al.

        On June 10, 2009, we received a notice (the “Notice”) from Queenstake Resources USA, Inc. (“Queenstake USA”), the wholly owned subsidiary of Yukon-Nevada Gold Corp., (“YNG”), advising us that Queenstake USA allegedly terminated the agreement between Golden Eagle and Queenstake USA regarding the operation of the Jerritt Canyon Mill. The Notice provided that Queenstake USA believed that the termination was effective immediately.

        Also on June 10, 2009, Queenstake USA filed a complaint against us in the Fourth Judicial District Court of the State of Nevada for Elko County (Queenstake Resources USA, Inc.(Plaintiff) v. Golden Eagle International, Inc (Defendant).; Golden Eagle International, Inc. (Counterclaimant) v. Queenstake Resources USA, Inc. (Counter Defendant); Golden Eagle International, Inc. (Third Party Plaintiff) v. Francois Marland, John Does 1-10, Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp. (Third-Party Defendants), case no. CVC-C-09-544 Dept 2). In the complaint, Queenstake USA alleges that Golden Eagle breached an agreement between the parties with respect to the operation of the Jerritt Canyon Mill; breached an implied covenant of good faith and fair dealing; and committed negligence in the operation of the Jerritt Canyon Mill. Further, in the complaint Queenstake USA sought a declaratory judgment that Golden Eagle is obligated to leave the Jerritt Canyon Mill site and cease operating the mill.

        We believed then, and continue to believe, that Queenstake USA’s allegations are false and wholly without merit. On July 9, 2009, we filed an answer, counterclaim and third-party complaints. Our answer specifically denies those allegations made in the complaint filed (but never served) by Queenstake USA on June 10, 2009. Our counterclaim alleges that by a pattern of fraud, misrepresentation, material omissions and deceptive business practices Queenstake USA induced Golden Eagle to enter into a mill operating agreement on October 14, 2008, which called for Golden Eagle to operate the Jerritt Canyon Mill for a 5-year period and provide extensive services to prepare the mill for operations and bring it into environmental compliance. The counterclaim further alleges that Queenstake USA continued between October 2008 and June 2009, through fraudulent and deceptive means, to induce Golden Eagle to continue to provide its administrative services and engage employees, providers, suppliers and third-party contractors, which resulted in a liability for costs incurred by Golden Eagle, and administrative fees owed to Golden Eagle, in excess of $2.23 million. Our allegations include that Yukon-Nevada and one of its significant investors deemed Golden Eagle’s contract “too lucrative” and then tortiously interfered with the mill operating agreement by compelling Queenstake USA to breach its agreement and covenant of good faith and fair dealing. We allege that this breach caused Golden Eagle to lose the “benefit of the bargain,” or lost profit from the agreement, in excess of $40 million based on Queenstake USA’s own calculations and representations to Golden Eagle and the Nevada Division of Environmental Protection.

        We also allege in our counterclaim that the mill operating agreement had all of the characteristics of a lease, putting Golden Eagle in possession of the mill property and its full use; ensuring Golden Eagle’s quiet enjoyment of the premises; requiring Golden Eagle to maintain and repair the property; granting Golden Eagle access to the “common areas” on the mill complex, etc. As a result of these lease characteristics, we sought statutory relief under Nevada’s Forcible Entry and Detainer statutes and sought an order of the court based on those statutes putting Golden Eagle back in immediate possession of the mill property. The court denied our motion for and Writ of Restitution putting us back in possession of the property. We are continuing to press our other allegations in the lawsuit.

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

        On July 15, 2009 we recorded a notice of mechanics/materialmen’s lien and a notice of mill lien (the “Liens”) against the Jerritt Canyon Mill, in the total amount of $1,307,813 in the official records of the Elko County Recorder, State of Nevada. Notice of the liens was served on Queenstake Resources, USA and Yukon-Nevada Gold Corp. pursuant to Nevada State law by certified or registered mail on July 15 and 16, 2009.

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

    2.        United Rentals Northwest, Inc. v. Golden Eagle International, Inc., Queenstake Resources USA, Inc., Yukon-Nevada Gold Corp., et. al. On December 31, 2009 United Rentals Northwest, Inc. filed a complaint against us, Yukon-Nevada Gold Corporation and Queenstake Resources USA, Inc. in the Fourth District Court in Elko, Nevada. In its complaint United Rentals is seeking payment for construction rental equipment supplied to us, Yukon-Nevada Gold Corporation and Queenstake Resources USA in the amount of $52,845 plus attorney’s fees. A notice and claim of lien was recorded on the Jerritt Canyon mill on October 6, 2009.

        On February 16, 2010, we filed an answer to this complaint in the Fourth District Judicial Court in Elko, Nevada. In our answer we allege that we had contracted with Queenstake Resources USA, Inc. and that Queenstake/YNG are responsible for payments to United Rentals Northwest, Inc. We believe that this matter has been settled by YNG and United Rentals, but have not formally been informed of the outcome and the Plaintiff’s complaint has not yet been dismissed.

    3.        Bright v. Golden Eagle International, Inc., Rocky Mountain Hospital and Medical Service, Anthem Blue Cross and Blue Shield, et. al. On February 26, 2010, we were served with a complaint in the case of Bright v. Golden Eagle, et al., filed in the Fourth District Court of Elko County that alleges that we breached our employment agreement to Mr. Bright, who was our employee until June 10, 2010, by not maintaining his health insurance through the period in which his wife gave birth to the Bright’s child in the Rocky Mountain Hospital. The complaint alleges further that all of the defendants breached their various contractual obligations and duties to the Brights, were negligent in the failure to pay the Brights’ medical bills associated with the delivery of their child, and negligently and intentionally inflicted emotional distress on the Brights. Anthem Blue Cross and Blue Shield has sought to have this matter removed to the Federal District Court in Reno, Nevada. The case is ongoing and we have, and expect to continue to, defend this matter.

Item 4. Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “MYNG.” The following table shows the high and low bid for our common stock during the last two years and through our first quarter of 2010. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from Knobias at www.knobias.com. The prices reported in the below have not been adjusted to reflect the 1-for-500 combination of our common stock that was effective after our fiscal year end and further described below.

2008	Low Bid	High Bid
First Quarter	$.008	$.016
Second Quarter	$.005	$.009
Third Quarter	$.004	$.008
Fourth Quarter	$.0013	$.0035

2009	Low Bid	High Bid
First Quarter	$.001	$.0036
Second Quarter	$.0008	$.0024
Third Quarter	$.0008	$.0012
Fourth Quarter	$.0009	$.0029

2010	Low Bid	High Bid
First Quarter	$.0007	$.0016

Holders

        As of December 31, 2009, there were approximately 8,183 shareholders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

Capital Structure – Pre Reverse Stock Split

        We currently are authorized to issue 2,000,000,000 shares of common stock and as of December 31, 2009, we had 1,975,050,944 shares (3,950,102 giving effect to the 1-for-500 reverse stock split further described herein) of our common stock outstanding. As of April 8, 2010 we had 1,975,050,944 shares (3,950,102 giving effect to the 1-for-500 reverse stock split further described herein) of our common stock outstanding. As further described below, on March 23, 2010 our shareholders approved a 1-for-500 combination of our common stock that became effective under Colorado law on April 28, 2010.

        In addition to the outstanding shares of common stock, we have the following separate classes of preferred stock authorized:

(i)	3,500,000 shares of our Series A Convertible Preferred Stock have been authorized for issuance, none of which are currently issued or outstanding.

(ii)	4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, of which 80,000 are issued and outstanding. These 80,000 Series B shares are in the aggregate convertible into a total of 20,000,000 common shares (40,000 shares giving effect to the 1-for-500 reverse stock split further described herein).

(iii)	one share of Series C Preferred Stock has been authorized and issued, and is outstanding. That share is convertible into 487,746,250 shares of common stock (975,493 shares giving effect to the 1-for-500 reverse stock split further described herein).

(iv)	999,000 shares of Series D Convertible Preferred Stock have been authorized, of which 739,219 shares of Series D Preferred Stock are outstanding. These Series D shares are, in the aggregate, convertible into 1,848,047,500 common shares (3,696,095 shares giving effect to the 1-for-500 reverse stock split further described herein).

        Additionally, we have convertible debentures, obligations to issue common stock to certain contractors and officers, as well as stock options outstanding. Including all of our outstanding common shares, securities that are convertible or exercisable into common stock, and other obligations to issue common stock, on a fully diluted basis as of December 31, 2009 we would have had 4,656,074,577 shares (9,270,593 shares giving effect to the 1-for-500 reverse stock split further described herein) of common stock outstanding, and as of the date of this report 5,425,013,971 shares (10,850,028 shares giving effect to the 1-for-500 reverse stock split further described herein) of common stock outstanding (the increase of nearly 769 million shares (1,538,000 shares giving effect to the 1-for-500 reverse stock split further described herein) on a fully diluted basis from December 31, 2009 is in large the result of our shareholders approving the adoption of the 2009 Revised Equity Incentive Plan discussed below).

        The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents as detailed in the following chart. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation.

Fully diluted shares for the years ended December 31,	2009	2008
Basic shares outstanding	20,000,000	20,000,000
Series B preferred conversion	20,000,000	20,000,000
Series C preferred conversion	487,746,250	487,746,250
Series D preferred conversion	1,848,047,500	-
Convertible debentures	149,412,000	121,960,000
Stock payable	53,125,000	19,444,500
Stock options approved	101,915,194	25,316,526
Total	4,635,296,888	2,210,364,609

Reverse Stock Split

        On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split. Since that date we have taken steps to effect the reverse stock split, including filing an amendment to our Articles of Incorporation (which amendment became effective under Colorado law on April 28, 2010) and notifying the Financial Industry Regulatory Authority (“FINRA”) of the reverse split. We took actions requested by FINRA in an effort to cause the reverse stock split to be reflected in the trading markets. Upon the reverse split being effected every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares are being issued in connection with the reverse stock split. Shareholders who will be entitled to a fractional share are entitled to receive a whole share. The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split. The number of common shares into which each of our outstanding series of Preferred Stock may be convertible into, as well as the shares of common stock underlying options, warrants and convertible debentures was proportionately reduced and the exercise prices of any warrants or options, and the conversion prices of any convertible debentures, was proportionately increased by the reverse stock split.

        Following the reverse stock split, there will remain 2,000,000,000 shares of common stock authorized, and 10,000,000 shares of preferred stock authorized. The preferred stock outstanding will remain outstanding, but the number of shares of common stock into which the various series of preferred stock outstanding are convertible were proportionally adjusted. The convertible debentures, convertible notes, stock payable, and stock options will also remain outstanding, but the number of shares of common stock issuable upon conversion or exercise will also be proportionally reduced. The following table only sets forth approximate numbers because the rounding up of fractional shares will occur on a shareholder-by-shareholder basis.

Fully diluted shares for the years ended December 31, (as if the 1-for 500 reverse stock split were in effect)	2009	2008
Basic shares outstanding	3,950,102	3,071,795
Series B preferred conversion	40,000	40,000
Series C preferred conversion	975,493	975,493
Series D preferred conversion	3,696,095	0
Convertible debentures & convertible notes payable	298,824	243,920
Stock payable	106,250	38,889
Stock options approved	203,829	50,632
Total	9,270,593*	4,420,729*

* Approximate, due to likely rounding errors.

Dividends

        We have never paid a cash dividend on our common stock or on our preferred stock and have no present intention to declare or pay cash dividends on our common or preferred stock in the foreseeable future. We intend to retain any earnings that we may realize in the foreseeable future to finance our operations. Future dividends are very unlikely for the foreseeable future and any future dividends, if any, will depend on earnings, financing requirements and other factors.

Securities authorized for issuance under equity compensation plans

        As of December 31, 2009 our shareholders had not approved any equity compensation plan under which our common stock was reserved for issuance. However, on June 4, 2008, we adopted the 2008 Employees and Consultants Stock Compensation Plan (the “2008 Plan”) and reserved 30,000,000 shares of our common stock (60,000 shares after giving effect to the reverse stock split) for issuance under that plan. Our directors, officers and affiliates were not eligible to participate in the 2008 Plan. During fiscal 2008 we issued certain consultants and employees stock all of the 30,000,000 shares (60,000 after giving effect to the reverse split) of common stock that were available for issuance under the 2008 Plan. As such, since 2008 we have not utilized the 2008 Plan to grant options or issue stock bonuses.

        At times we have granted certain officers directors stock options and stock bonuses, but those are ad hoc grants have not been made pursuant to a formal plan. Upon the commencement of his employment in 2008 we agreed to grant Blane Wilson, our Chief Operating Officer, a quarterly bonus in the form of a stock option. As of December 31, 2009 Mr. Wilson had been granted options to acquire a total of 101,915,194 shares of our common stock. (203,829 shares after giving effect to the reverse split).

        The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2009 and do not include the effect of the reverse stock split, if accomplished.

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	101,915,194	$.0039	-0-

Total	101,915,194	$.0039	-0-

*203,829 shares after giving effect to the reverse split and with a weighted average exercise price of $1.96.

Revised 2009 Equity Incentive Plan

        During our 2009 fiscal year our Board of Directors adopted two other formal equity compensation plans, the 2009 Equity Incentive Plan and the Revised 2009 Equity Incentive Plan (the “Revised Plan”). The adoption of both of these plans was contingent on the Company’s receipt of shareholder approval of the plans.

        During the 2009 fiscal year the Board of Directors terminated the 2009 Equity Incentive Plan. On the same date it terminated the 2009 Equity Incentive Plan the Board of Directors adopted the Revised Plan. The Revised Plan was approved by the Company’s shareholders at a special meeting of shareholders held on March 23, 2010, and thus became effective on that date.

        750,000,000 shares of common stock were reserved for issuance under the Revised Plan (1,500,000 shares after giving effect to the reverse split). The Revised Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Revised Plan is currently administered by the Board of Directors as a whole. The Revised Plan includes two types of options: (i) Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as “Incentive Options”; and (ii) Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Revised Plan, are the outright issuance of shares of common stock. The exercise price of the options granted under the Revised Plan must be 100% of the “fair market value” (which is defined in the Revised Plan) of our common stock on the date of grant, and the exercise period for options granted under the Revised Plan cannot exceed ten years from the date of grant. The Revised Plan provides that an option may be exercised through the payment of cash, in property or in a combination of cash, shares and property subject to approval of the Company.

Unregistered sales of equity securities and use of proceeds

        The following are the sales of unregistered securities that occurred during the fiscal year ended December 31, 2009 or subsequently, that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

    1.        On October 1, 2009, we issued 2,191,125 shares of our common stock (4,383 shares after giving effect to the reverse split) upon the conversion of $4,000 in principal plus $382 in interest that was due under a convertible debenture. The conversion was executed at $0.002 per share ($1.00 per shares after giving effect to the reverse split), and we did not receive cash upon the conversion of the debenture. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that he is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

    2.        On November 14, 2009, we issued 24,325,000 shares of our common stock (48,650 shares after giving effect to the reverse split) upon the conversion of 9,730 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were valued at $9,730 and were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 2,500 shares of common (5 shares after giving effect to the reverse stock split). This resulted in a conversion price equal to $.0004 per share of common stock ($0.20 per share after giving effect to the reverse stock split), although we did not receive cash consideration upon the conversion. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that he is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof. Further, because this issuance was made to a non-U.S. person we also relied on Regulation S for this issuance.

    3.        On December 3, 2009, we issued 37,500,000 shares of our common stock (75,000 shares after giving effect to the reverse stock split) upon the conversion of 15,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were valued at $15,000 and were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 2,500 shares of common (5 shares after giving effect to the reverse stock split). This resulted in a conversion price equal to $.0004 per share of common stock ($0.20 per share after giving effect to the reverse stock split), although we did not receive cash consideration upon the conversion. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 6.            Selected Financial Data

Not applicable.

Item 7. Management's discussion and analysis of financial condition and results of operations

Overview

        Historically, our operations have primarily been focused within the minerals industry in Bolivia and Nevada, with our focus being on the gold and copper mining prospects and the operation of gold milling and processing facilities. During fiscal 2008 we suspended our Bolivia operations and began focusing primarily on our U.S. based business operations and prospects and, in March 2010 we transferred control of our Bolivian operations to an unaffiliated third party (although we have temporarily retained ownership). We expect to complete the disposition of the Bolivian operations in the second quarter of our fiscal year 2010.

        During the first half of fiscal 2009 our operations were focused primarily on operating the Jerritt Canyon Mill pursuant to our agreement with Queenstake. However, after Queenstake purportedly terminated that agreement in June 2009 our focus through the remainder of fiscal 2009 and subsequently was primarily focused on:

°	Exploring and pursuing our options with respect to the Gold Bar Mill that we own in Nevada, which include potentially refurbishing the mill for active operations, selling the mill, and/or entering into a joint venture or other business relationship with respect to an active gold mining company in the area that may wish to utilize the mill.

°	Our on-going litigation with Queenstake USA.

        We generated $3,995,999 in revenues from the operation of the Jerritt Canyon Mill during the year December 31, 2009, with all of these revenues being generated from January 1, 2009 through June 10, 2009. However, in June 2009 Queenstake USA notified us that it believed the agreement with respect to the operation of the Jerritt Canyon Mill was terminated, and as a result we ceased operating the mill on June 10, 2009, and have not generated any revenues since June 2009. A significant portion of the revenues we generated during fiscal 2009 have not yet been paid by Queenstake USA, and as a result of on our going litigation with Queenstake USA those amounts may prove not be collectable. We do not expect to generate any revenues through the Jerritt Canyon Mill during our fiscal 2010, and are currently not engaged in any revenue producing activities.

        Except for the revenues generated through our prior operation of the Jerritt Canyon Mill, we have generated only limited operating revenues since November 2004. From our inception, we have not been profitable and have been severely impacted from a lack of working capital and financing. Historically, in large part we have financed our operations through the issuance of debt and equity securities to accredited investors. These issuances have significantly diluted the interests of our existing shareholders, but have allowed us to continue portions of our business operations and to meet certain of our administrative obligations.

Going Concern – Presentation of Financial Statements

        The consolidated financial statements filed with this Annual Report have been prepared assuming that the Company will continue as a going concern. Since its inception in the Company has generated limited revenues and has incurred a net loss of $60,980,351 from inception through December 31, 2009. Accordingly, the Company has not generated only limited and sporadic cash flow from operations and has primarily relied upon private placements of its debt and equity securities to fund its operations. As of December 31, 2009, the Company had a working capital deficit of $1,649,318.

        The Company is currently exploring its options with respect to the Gold Bar Mill that it owns in Nevada, and is optimistic that it will be able to identify and execute upon a business opportunity with respect to the mill. As of the date of this report the Company has engaged in preliminary discussions with third parties regarding the Gold Bar Mill, but it has not entered into significant negotiations with any single party nor executed any binding agreements with any parties.

        The Company has also reduced its accounts payable by approximately $275,769 as a result of the transfer of control of its Bolivian operations, the payment by the unaffiliated third party of mining claims fees of approximately $103,000, an agreement to pay approximately $200,000 in current liabilities to Bolivian contractors and employees, and the assumption by the unaffiliated third party of approximately $143,000 in debt related to the Company’s Bolivian operations. As of the date hereof, the unaffiliated third party has paid the mining claims fees, but has only paid approximately $100,000 in the Company’s current liabilities.

        Identifying and executing upon a business opportunity will likely require additional outside capital of which the Company cannot offer any assurance will be available on reasonable terms, if at all. In the event the Company is unable to successfully identify and act upon a business opportunity during its 2010 fiscal year, collect funds it believes are due from Queenstake USA, or otherwise raise capital, the Company may not have sufficient working capital to operate during the next fiscal year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and capital resources

        Our working capital deficit for at least the past five years has limited our ability to expand our operations and fully pursue our business plan. The following table sets forth our working capital deficit at December 31, 2009 and 2008. This table does not reflect any beneficial impact as a result of the transfer of control (and ultimate sale) of the Company’s Bolivian assets which has not yet been completed (and there can be no assurance that the transaction will be completed):

Years ended December 31,	2009	2008
Cash & cash equivalents	$ $2,029	$ $54,883
Net accounts receivable	1,178,463	84,482
Prepaid expenses	53,961	70,027
Current Assets	1,234,453	209.392
Current Liabilities	(2,883,771)	(1,326,991)
Working Capital (Deficit)	$(1,649,318)	$(1,117,599)

        As of December 31, 2009, our net accounts receivable represented approximately 95% of our current assets. These net accounts receivable represent amounts we believe are due and owing to us from Queenstake USA for the reimbursement of expenses related to our operation of the Jerritt Canyon Mill as well as our cost-plus administration fee. As of December 31, 2009, these accounts receivable totaled $2,053,904, however we deducted $875,441 for an allowance for uncollectible accounts which resulted in a net receivable of $1,178,463 being reported in our balance sheet.

        Although we are in litigation with Queenstake USA, we have filed a mechanics’ lien for the full amount that we believe is due. We believe that when the litigation is fully adjudicated, we will be entitled to the full amount due. However, because of the uncertain and time-consuming nature of litigation in general and this litigation in particular, we cannot offer any assurance that we will be able to collect any amounts we believe are due from Queenstake USA in the near future; and in fact there is a risk that we may not be able to collect any portion of the amount due. Consequently, we have taken an allowance for bad debt in the event we are unable to collect the full amount, and we will likely take further allowances as time passes and if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected. Without including that receivable, our current assets at December 31, 2009, would be approximately $56,000, which would have resulted in a working capital deficit of approximately $2,960,000.

Property and equipment

        As of December 31, 2009 the value of our property and equipment reported on our balance sheet decreased to $4,373,983 as compared to $5,914,522 at December 31, 2008. In part this was caused by the decrease of $236,927 of mining equipment to $496,426 as of December 31, 2009. This decrease was the result of the suspension of our operations at our former C Zone mine and processing mill in eastern Bolivia in late 2008 and the disposition of certain pieces of equipment during fiscal 2009. As described above, these Bolivian assets are in the process of being sold to an unaffiliated third party (although there can be no assurance that the transaction will be completed). This sale of Bolivian operations occurred during February 2010. As the sale price designated a value of our Bolivian assets we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,196,070.

Years ended December 31,	2009	2008
Mining equipment	$496,426	$733,353
Gold Bar Mill and Plant - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mining properties	1,372,977	1,414,997
Office equipment	57,657	137,356
Vehicles	-	116,182
Accumulated depreciation, depletion and impairment	2,285,417	1,219,705
Fixed assets net	$4,373,983	$5,914,522

Capital commitments

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Accounts payable and accrued expenses+	$1,733,283	$1,733,283	$ -	$ -
Deferred wages+	276,770	276,770	-	-
Other notes payable	508,909	508,909	-	-
Related party payable	75,000	75,000	-	-
Accrued interest	187,035	187,035	-	-
Debentures payable	127,000	127,000	-	-
Mining claim fees *	112,000	112,000	-	-
Building leases	3,814	3,814	-	-
Total contractual cash obligations	$3,023,811	$3,023,811	-	-

+	Of the accounts payable and deferred wages, approximately $192,693, and $82,093 relate to the Company's Bolivian operations which, if the transaction with the unaffiliated third party is completed (of which there can be no assurance), will be paid or assumed by the unaffiliated third party and will no longer be an obligation of the Company.

*	Although the mining claim fees were an obligation of the Company as of December 31, 2010, these were paid by an unaffiliated third party in connection with the transfer to that third party of control over the Company's Bolivian assets. This transaction has not yet been completed, and the Company still retains ownership over these assets.

        Further disclosure regarding certain of our capital commitments and fiscal obligations are summarized below. Many of the below obligations are past due, and we likely will not be able to timely pay others that become due in the near future. Should we be unable to engage in revenue producing operations, or raise additional funding from outside investors, industry participants, or other sources, we will attempt to negotiate extensions to certain of our obligations or take other actions to try to satisfy our obligations and protect our interest in our remaining assets. There is no assurance that we will be successful in financing our business operations by these means Further, as a result of Queenstake USA’s purported termination of the operating agreement for the Jerritt Canyon Mill, we are not currently engaged in any operations that produce revenues and (therefore) we do not expect to receive any revenues from operations in the near future.

        Accounts Payable and Accrued Expenses — Our accounts payable and accrued expenses totaled $1,733,283 as of December 31, 2009, which includes trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of this amount, $143,000 is being assigned to the buyer of our Bolivian operations.

        Of the total accounts payable amount, $1,178,463 is related to accounts and wages payable we incurred as the operator of the Jerritt Canyon Mill. We are reliant on payments from Queenstake USA to meet these obligations. At the time of this filing, we believe Queenstake USA owes us $2,053,905 (an amount which, for financial accounting purposes, we have written down by $875,441 to $1,178,463 through bad debt allowances to reflect the risk of non-collection). Queenstake USA has not made payments to us to cover these obligations that we incurred on their behalf, and given that we are currently in litigation with Queenstake USA we cannot predict when (if ever) we will receive payment from Queenstake USA.

        We have filed a mechanics’ lien against the Jerritt Canyon Mill and have asserted claims against Queenstake USA in the Fourth Judicial District Court of the state of Nevada for Elko County in an effort to obtain payment to retire these obligations. We do not expect to receive the cash for the amounts we believe are due from Queenstake USA until the litigation is resolved, and assuming the litigation is resolved in our favor, then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its corporate parent liable for its debts. Alternatively, we may seek to collect amounts due from Queenstake USA by foreclosing on our mechanics’ lien.

        It should be noted that the production costs incurred during the year ended December 31, 2009 were greater than the amount of cash that we actually received from Queenstake USA (although less than the total amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

        Deferred Wages — Deferred wages are obligations payable in cash that consist of $179,615 owed to officers, plus additional payroll taxes of $15,062, and $82,092 owed to employees in Bolivia.

        Notes Payable — The following notes were payable and past due as of December 31, 2009, or mature in the next three months but which we are not likely to be able to pay:

(a)	A note in the face amount of $220,000 payable to Casco Credit with an interest rate of 12%, which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not yet demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month This note is secured by our Gold Bar Mill, and if the creditor declares a default the holder could attempt to foreclose against this asset. As of December 31, 2009, we had accrued $108,421 in interest on this note.

(b)	A note in the face amount of $33,000 payable to Casco Credit with and interest rate of 12%, which matured on February 21, 2010. We did not pay this note when it was due. The creditor has not yet demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar Mill, and if the creditor declares a default the holder attempt to foreclose against this asset.

(c)	A note in the face amount of $70,909 payable to Edmundo Arauz with an interest rate of 8% per annum which matures on December 31, 2010.

(d)	A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum which matured on March 31, 2010. We were unable to pay this amount when it became due.

(e)	A note payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009. On June 30, 2009 this note was converted into 5,500 shares of our Series D preferred stock. On December 24, 2009 we entered into a new note with Lonestar Equity Group upon the receipt of $170,000 in cash. This note carries an interest rate of 8% per annum and matures on December 31, 2010.

        Related Party Payable -Effective February 6, 2007 we issued Tracy Madsen, our Chief Financial Officer a promissory note to cover the payment of contractual retention bonuses payable that we originally intended to pay through the issuance of our common stock. This note originally was for $50,000, had a term of 2 years, and was convertible into 5,555,555 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.009 (post reverse stock split, this equaled 11,112 shares of our common stock.) As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because in large part because we did not have sufficient amount of common stock available for issuance. On April 1, 2009 an additional $25,000 in stock owing to Mr. Madsen (27,777,778 shares, equivalent to 55,556 shares after giving effect to the reverse stock split) was added to this note for a total $75,000. This note has been extended until April 30, 2010. As of December 31, 2009 we had accrued $13,076 in interest on this note.

Debentures Payable - As of December 31, 2009, we had three convertible debentures outstanding totaling $127,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity. Two of these debentures matured on May 16, 2010 and July 7, 2010 and the other debenture in the face amount of $52,000 matured on March 19, 2010. By their terms each debenture, and its accrued interest, is convertible into restricted shares of our common stock. These debentures are convertible into a total of 149,412,000 shares of our restricted common stock (298,824 shares after giving effect to the reverse stock split).

As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture. The aggregate face amount of the outstanding debentures is $127,000. On the balance sheet they have been discounted by $31,750 to $95,250. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the year ended December 31, 2009, $182,645 was accreted to financing costs.

        Accrued Interest — Our obligation to pay accrued interest on the notes, related party payable, and convertible debentures totaled $187,035 as of December 31, 2009. Interest on these notes is expensed each quarter and accrued.

        Leases — We have an obligation for monthly lease payments of $1,619 for our Salt Lake City, Utah office. This lease runs through July 31, 2010. We have the option to cancel the remaining lease term by paying of one additional month’s rent. Additionally, as of December 31, 2009 wd have an obligation to make monthly lease payments of $188 per month for our Santa Cruz, Bolivia office on a month-to-month basis. As of December 31, 2009 we were also obligated to pay $200 per month for our Santa Cruz, Bolivia warehouse rent on a month-to-month basis.

        Bolivian Obligations – As of December 31, 2009 we had an obligation to pay to the Bolivian government mining claim fees for 2009 and 2010 in the amount of $112,000. On February 28, 2010, an unaffiliated third party paid $112,000_ to the Bolivian government for these claims fees as part of the transaction to transfer control of our Bolivian assets and operations to the third party.

        Livstar Management Services Obligation – We have an obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received pursuant to the mill operating agreement with Queenstake USA. As of December 31, 2009, we owed Livstar $37,076 which is included in our accounts payable. These amounts are only payable upon receipt of payment from Queenstake USA.

        Blane Wilson Obligation – We have an obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive pursuant to our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Nevada Gold Bar Mill. As of December 31, 2009, we owed Mr. Wilson $28,646 under this arrangement, which is included in our accounts payable. The amounts currently due to Mr. Wilson are only payable upon receipt of payment from Queenstake USA.

        Harlan DeLozier Obligation — While it is not a cash obligation, we have a commitment to issue $75,000 in stock to Harlan (Mac) DeLozier for the years 2006, 2007 and 2008. Mr. DeLozier is our Vice President of Bolivian Operations and a member of our Board of Directors. Additionally, as of December 31, 2009 we have accrued $11,403 in interest on this stock payable as we currently do not have sufficient shares to satisfy this obligation.

Stockholders’ Equity

        Stockholders’ equity decreased by $2,060,653 to $2,639,665 as of December 31, 2009, from $4,700,317 as of December 31, 2008. The decrease in stockholders’ equity was the result of our net loss due primarily to the purported termination of our agreement with Queenstake USA to operate the Jerritt Canyon Mill and the impairment of our Bolivian assets related to the sale of our Bolivian operations during February 2010.

Results of operations

        Since commencing operations, our general, administrative and other costs have exceeded the revenues we have generated through operations. As described above, in large part we have been dependent on loans from affiliated and unaffiliated parties and sales of our debt and equity securities, to meet certain of our working capital obligations and to finance our continuing operating losses. Our current lack of revenue producing activities may hamper our ability to raise capital from these sources.

        The following sets forth certain information regarding our results of operations as of December 31, 2009 and 2008.

Years ended December 31,	2009	2008
Revenues	$3,995,999	$596,443
Production costs	(3,201,983)	(498,741)
Exploration & development costs	(171,506)	(174,710)
General and administrative	(1,093,043)	(1,175,540)
Bad Debt	(875,441)	-
Depreciation and depletion	(58,265)	(21,381)
Operating (loss)	(1,404,239)	(1,273,929)
Interest expense	(177,839)	(156,193)
Gain (Loss) on sale of fixed assets	(51,633)	13,096
Asset impairment	(1,196,070)	(246,845)
Financing cost	(351,866)	-
Gain (loss on valuation of derivative liability)	-	(222,554)
Other income (loss)	(250,898)	130,043
Net (loss)	(3,432,545)	(1,756,382)

        Our operations have resulted in significant losses and negative cash flow from operations during approximately the past five years as we have invested in exploration on our mining concessions, and in property acquisitions.

        Of the foregoing, approximately 25% of the Net Loss relates to our Bolivian operations which will be treated as discontinued operations on future filings.

        Revenues.   During the year ended December 31, 2009, we generated revenues of $3,995,999 compared to $596,443 in revenue during the same 2008 period. All revenues generated during years ended December 31, 2009 and 2008, stemmed from our mill operating agreement with Queenstake USA for maintenance and milling operations at the Jerritt Canyon Mill. We began recognizing revenues for services we performed pursuant to this agreement in the fourth quarter of 2008; and all revenues during our 2009 fiscal year were recognized for services performed up until Queenstake USA’s purported termination of the agreement in June 2009. Of the total revenues generated during the year ended December 31, 2009, $3,141,894 were expenses we incurred on behalf of Queenstake USA and $854,105 were related to our fee for services provided.

        Of the revenues reported for our 2009 fiscal year, we only collected approximately $1.1 million of these revenues from Queenstake USA. Our balance sheet reflects an accounts payable of $1,178,463, which is comprised of $2,053,904 funds we believe are due from Queenstake USA less an allowance for uncollectable accounts of $875,441. We currently are in litigation with Queenstake USA and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent the litigation is resolved in our favor and that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent corporation liable for its debts. To the extent that we do not receive the cash payments from or through Queenstake USA timely, we will likely have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during our 2009 fiscal year by $1,178,463.

        Production Costs. During the year ended December 31, 2009, our cost of goods sold totaled $3,201,983 all of which related to expenses at incurred for the operation of the Jerritt Canyon Mill.  The production costs we incurred during the 2009 fiscal year were greater than the amount of cash we received from Queenstake USA (although our production costs were less than the aggregate amount that we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

        Exploration and Development Expenses. Our exploration and development costs decreased by $3,204 to $171,506 for the year ended December 31, 2009, from $174,710 for our 2008 fiscal year.  Exploration and development costs decreased during fiscal 2009 primarily as a result of our discontinuation of operations at the C Zone in Bolivia in late 2008. Additionally, although we were engaged in operations at the Jerritt Canyon Mill during fiscal 2009 these operations (which began in September 2008) ceased in June 2009.

        General & Administrative Expenses. General and administrative expenses decreased by $82,497 to $1,033,043 for year ended December 31, 2009, from $1,115,540 during our 2008 fiscal year. The decrease in our general administrative expense during 2009 is primarily attributable to the suspension of our Bolivian operations in late 2008 which included the reduction of our Bolivian staff.

        Bad Debt Expense. Bad debt expense increased to $875,441 during the year ended December 31, 2009 from $0 during same 2008 period. This increase in bad debt was the result of an allowance for uncollectible Queenstake receivables of $875,441. Due to the suspension of our contract with Queenstake Resources USA and the subsequent lawsuit, we may not be able to collect all funds that we believe are owed to us under the operating agreement. We have entered an allowance for uncollectible receivables in the amount to account for the risk of this uncertainty. While we are hopeful that we will recover payment for amounts we believe are owed to us by Queenstake USA, we have taken an allowance for bad debt in the event we are unable to collect the full amount. Especially given the unpredictable and time consuming nature of litigation, we cannot guarantee that we will be able to recover any funds we believe are due to us from Queenstake USA in 2010 (or ever), and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected.

        Depreciation and Depletion Expenses.  Depreciation and depletion increased by $36,884 to $58,265 during the year ended December 31, 2009, from $21,381 during our 2008 fiscal year.  This increase was due to the sale and disposition of certain fixed assets in Bolivia related to our suspension of operations.

        Operating Loss.  Our Operating loss increased by $130,310, to $1,344,239 for the year ended December 31, 2009, from an operating loss of $1,213,929 for the 2008 fiscal year.  The increased loss was primarily due to the significant amount of operating costs we incurred as a result of our operation of the Jerritt Canyon Mill until June 2009. During 2009 our operating income was dependent on our ability to recognize revenues from our operation of the Jerritt Canyon Mill. If the amounts that we believe are to us from Queenstake USA prove not to be collectible, or as a result of the on-going delay in collecting these funds, we may not be able to recognize all of the amounts that reported on our statement of operations as revenues. Such a restatement of financial statements (if required) would increase our operating loss for the 2009 fiscal year by $1,178,463.

        Interest Expense.  Interest expense for the year ended December 31, 2009, increased by $21,646 to $177,839, from $156,193 during the same 2008 period.  The increase was primarily due to the default interest accrued on certain notes that matured and were not paid in accordance with their terms.

        Loss on Sale of Assets.  During the year ended December 31, 2009, we incurred a net loss $51,633 from the sale and disposition of assets in Bolivia. This resulted from a gain of $65,228 on certain fixed assets retired offset by a $116,862 loss on the retirement of other fixed assets. During the 2008 fiscal year there was a $13,096 gain on the sale of fixed assets.

        Asset impairment. The sale of Bolivian operations occurred during February 2010. As the sale price designated a value of our Bolivian assets, we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,96,070.

        Financing Costs. During the year ended December 31, 2009, we incurred $351,866 in costs related to the accretion of the discount on debentures, convertible notes payable and stock issued to satisfy debts compared to $246,845 during the 2008 fiscal year. As of December 31, 2009, we had three convertible debentures outstanding totaling $127,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity; two of these debentures mature on May 16, 2010 and July 7, 2010, and the third matured on March 19, 2010. These debentures are convertible into 149,412,000 shares (298,824 shares after giving effect to the reverse split) of our restricted common stock. As these debentures carry a conversion rate that is less than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which with respect to these debentures is 24 months The face amount of the four outstanding debentures is $127,000. On the balance sheet they have been discounted by $31,750 to $95,250. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. During the year ended December 31, 2009, $182,645 was accreted to financing costs.

        Other Net Expenses and Income.  Other expenses net of other income for the year ended December 31, 2009, were $250,898 compared to other income of $130,043 during the same 2008 period. This increase in other expenses was primarily the result of the incurred loss of $117,263 related to currency fluctuations associated with the revaluation of fixed assets in Bolivia.

        Net Loss.  Net loss for year ended December 31,, 2009, increased by $714,974 to $2,411,356 from $1,696,382 during the same 2008 period.  The increase was primarily due to our allowance for uncollectible receivables totaling $875,441 and the expense taken for currency fluctuations related to the revaluation of fixed assets in Bolivia totaling $117,263 and loss on valuation of derivative liability of $234,881.

Cash

        Historically, we have been able to meet our certain of our working capital obligations and cover our net loss through the issuance of equity and debt securities for cash and services. By deducting certain other non-cash expenses, our cash flows from operating activities were ($975,055) in 2009 and ($554,447) in 2008. During fiscal 2008 we invested $542,187 in property and equipment whereas in fiscal 2009, as a result of the suspension (and then termination) of our Bolivian operations, we had proceeds of 252,047 from the disposition of property and equipment. Net cash flows provided by our financing activities totaled $667,154 in fiscal 2009 and $1,148,775 in 2008.

        Our cash decreased to $2,029 as of December 31, 2009 from $54,883 in 2008, as during the year we utilized our limited cash on hand to help us pay certain of our obligations.

        To help us address our lack of liquidity historically (including during 2009) we have relied in large part on the issuances of our debt and equity securities to fund our operations. Further, we have relied on certain persons accepting our securities for payment in lieu of cash in consideration for services provided to us and to help us acquire certain assets. We expect that during 2010 we will have to continue to rely on the issuances of our debt and equity securities to help us fund our operations. Our ability to continue to use our debt and equity securities for those purposes is dependent on several factors, including the price of our common stock (which has been extremely low for the past several years), the trading volume of our common stock, and our ability to comply with federal and applicable state securities laws.

        From time-to-time, to help us address our lack of liquidity our officers have deferred the payment of a portion their salaries, and have advanced funds to us on a short-term basis to conserve and/or provide cash for corporate purposes. As of December 31, 2009 we had:

o	$75,000 in notes payable to our directors and officers.

o	$75,000 in stock payable to an officer and director.

o	As of December 31, 2009 total deferred salary due to our officers and employees was $276,770.

Stock based compensation

        As of December 31, 2009, we had issued 101,915,194 in options (exercisable at a weighted average price of $.0039 per share) to Blane Wilson (exercisable at a weighted average price of $1.96 per share for 203,829 shares after giving effect to the reverse split ) our Chief Operating Officer as part of is employment agreement. The non-cash cost that we incurred as a result of the issuance of these options was $87,800 in 2008 and $82,619 during 2009.

        On October 7, 2009 the Company adopted the Golden Eagle International, Inc. Revised 2009 Equity Incentive Plan (the “Revised Plan ”) and on that same date granted options utilizing that plan. The Revised Plan, and all options granted pursuant to it, was subject to consideration and approval by our shareholders. As these options had not been approved by the shareholders as of December 31, 2009, we did not impute and no-cash cost related to the issuance of these options. At our March 23, 2010 special meeting of shareholders, the adoption of the Revised Plan was approved by our shareholders. We have not yet calculated the non-cash impact of these options.

Off-balance sheet arrangements

        We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 7A. Quantitative and Qualitative disclosures about Market Risk

        Not applicable. We do not presently invest or otherwise engage in market risk sensitive instruments.

Item 8. Financial statements and supplementary data

        The disclosure required by this item are contained on pages F-1 through F-29.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

        During the last two fiscal years we have not had any disagreements with our accountants and auditors on any matters of accounting principles, practices or financial statement disclosures.

Item 9A(T). Controls and procedures

Disclosure Controls and Procedures

        As of December 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on the evaluation as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e)) under the Securities Exchange Act of 1934) may not have been effective due to significant deficiencies, and possible material weaknesses in our control systems. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. To address potential deficiencies and potential material weaknesses, we performed additional analysis in an effort to ensure that our restated consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2009.

        This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

        There were no changes in our internal control over financial reporting during the quarter ending December 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other information

        In February 2010 our Chief Operating Officer Blane Wilson was appointed as Executive Mining Advisor, Nevada Operations, by Klondex Mines Ltd. (“KDX”). In that capacity Mr. Wilson will oversee KDX’s underground mining program at its Fire Creek high-grade gold deposit. However, Mr. Wilson will continue to serve as Golden Eagle’s COO, pursuant to his existing employment agreement with his primary focus on development efforts for the Company’s Gold Bar Mill located in Nevada.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

        The below table sets forth certain information concerning the persons serving as our directors and executive officers (including of our subsidiaries) as of December 31, 2009. Executive officers are appointed by the Board of Directors. Each such officer holds office for one year or until a successor has been duly appointed, and qualified or until death, resignation or removal. Except for Messrs. Wilson who entered into an employment agreement upon being appointed as our Chief Operation Officer, no arrangement exists between any of our executive officers and directors pursuant to which any one of those persons was elected or appointed to such office or position. Further, no family relationships exist among the officers and directors. Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation.

Name	Age	Position	Term of Office
Terry C. Turner (1)	57	Chairman of the Board of Directors, President & CEO	2/14/97-present
Alvaro Riveros	67	Director	1/5/04-present
Harlan M. (Mac) DeLozier, II (2)	66	Director Vice President Bolivian Administration	9/28/06- present 3/1/97- present

Tracy A. Madsen(3)	48	Secretary/Treasurer/CFO/ Vice President US Administration	2/13/03-present
Blane W. Wilson	47	Chief Operating Officer	4/18/08-present

    (1)        Director, President of Golden Eagle International, Inc. (Bolivia).

    (2)        Vice President of Golden Eagle International, Inc. (Bolivia).

    (3)        Mr. Madsen resigned as our Corporate Secretary/Treasurer, Vice President for U.S. Administration and Chief Financial Officer on August 15, 2006. However, on November 14, 2006, Mr. Madsen was reappointed to the same positions that he held prior to his resignation.

    (4)        With our consent, Klondex Mines, Ltd. has appointed Mr. Wilson as its Executive Mining Advisor, Nevada Operations. Mr. Wilson is continuing to work for and receive (or accrue) salary from us under his existing employment agreement dated April 18, 2008, but is also receiving salary from Klondex for his work for Klondex.

        Terry C. Turner, was appointed to the Board of Directors and as our President and Chief Executive Officer on February 14, 1997. In 1977, Mr. Turner received a B.A. in Political Science and a B.A. in Spanish from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University. He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah, the 10th Circuit Court of Appeals and the United States Supreme Court. Mr. Turner is also a member of the District of Columbia Bar, the American Bar Association, the Inter-American Bar Association and the International Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia, and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation. From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia. From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America. From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company. From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company. From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia. From 1995 to November 2002, when he resigned those positions, Mr. Turner served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia. During the entire period of 1983 through 1997, Mr. Turner was affiliated with and “of counsel” to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mining and international law. From January 1996, until February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who’s Who of international attorneys and mining executives for 2003.

        Alvaro Riveros, was appointed as a member of our Board of Directors on January 5, 2004. Mr. Riveros received a Master’s Degree in Electromechanical Engineering from the Werner Siemens School of Engineering in Stuttgart, Germany. He is a registered engineer in Bolivia whose firm, EDICOM, carried out the electromechanical engineering, design and installation for our former Cangalli gold recovery plant and mine. Mr. Riveros was the president of EDICOM president from 2002 until his appointment on our board. Prior to that time, Mr. Riveros was appointed Vice Minister of Industry and Commerce in the Ministry of Economic Development from 2000 to 2002. He was appointed Vice Minister of Natural Resources in the Ministry of Agriculture from 1998 to 2000. From 1997 to 1998, he served as Vice Minister of Planning in the Ministry of Sustainable Development and the Environment. From 1989 through 1997, Mr. Riveros was president of Ximena Gold Mines, Ltd., a gold mining company with hard rock mines at the headwaters of the Tipuani River in Bolivia. Earlier in his career, he had previously served as EDICOM’s president from 1978 to 1988. He was appointed Special Technical Advisor to the President of Venezuela from 1975 to 1978. From 1972 through 1975, he served as Director of Industrial Safety for the Ministry of Labor in Bolivia. Mr. Riveros also worked for Siemens as a project engineer in Venezuela and supervised large industrial projects in Brazil and Bolivia between 1965 and 1972.

        Harlan M. (Mac) DeLozier II, Director, was appointed as our Vice President for Bolivian Administration on March 1, 1997. Mr. DeLozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990. From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia. From 1981 to 1985, Mr. DeLozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988. From 1989 until 1997, Mr. DeLozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia. From May 1997 to November 2002, when he resigned his position, Mr. DeLozier also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia.

        Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer on February 13, 2003. On November 12, 2003 he was also appointed Vice President US Administration. Mr. Madsen received a B.A. in Finance from Boise State University, and an MBA from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience. From 1987 to 1990, he worked as a branch manager for First Interstate Bank of Nevada. In 1990, and through 1996, Mr. Madsen became Vice President and CFO of Venada Aviation, Inc. During that same period, Mr. Madsen served as President and Chairman of the Board of three subsidiaries of Venada: Arena Aviation, Inc., Lancelot Leasing, Inc. and Camelot Aviation Corporation. From 1996 to 2002, Mr. Madsen served as the CFO of a group of five aviation-related corporations: Tracer Corporation; Trace Air International, Inc.; Trade Air.com, Inc. and Tracer Aviation Services Canada. He was also an officer and a partner of Miami Holdings, Inc. a commercial aircraft wheel and brake overhaul facility.

        Blane W. Wilson was appointed as our Chief Operating Officer on April 18, 2008. With our consent, effective March 2, 2010, Klondex Mines, Ltd. appointed Mr. Wilson as its Executive Mining Advisor, Nevada Operations. Mr. Wilson has 24 years of experience managing milling and processing operations in the mining industry. He previously was Corporate Operations Manager for the Queenstake Resources USA’s Jerritt Canyon gold mine. Mr. Wilson was at the Jerritt Canyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981, the Jerritt Canyon mine has produced more than 8 million troy ounces of gold. At the Jerritt Canyon mine, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel. He also served on our Technical Advisory Board since February of 2008 and advised us in the past on various potential projects involving our Gold Bar mill located in Nevada.

Board of Directors – Composition

        Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively. Currently, the Company does not have a separate nominating committee as it does not believe that given the small size of the Company and its limited resources and personnel that such a committee is warranted. Currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary. In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of Golden Eagle’s nature while also reviewing other appropriate factors.

        The Company believes that each of the persons that currently comprise its Board of Directors have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively. In particular, we believe that because of Mr. Turner’s significant experience in the mining industry (both domestically and in South America), as well as his broad legal experience in the mining sector, that he is a valuable member of our Board of Directors. Also, at the time of his appointment to our Board of Directors, based on Mr. Riveros’ experience as an engineer, and with significant experience with the South American mining industry, we believed he would make valuable contributions to our Board of Directors. Finally, with respect to Mr. DeLozier, his various business experiences in Bolivia, including experience in the gold mining industry, were considered when he was appointed to the Board of Directors.

Involvement in certain legal proceedings

        During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Compliance with Section 16(a) of the Exchange Act

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

        Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% stockholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2009, with the exception of: (a) Blane Wilson, our Chief Operating Officer who did not file Form 4‘s reflecting his receipt of four separate option grants; (b) Golden Eagle Mineral Holdings, Inc. did not file a Form 4 reporting its acquisition of one share of our Series C Preferred Stock, and did not file a Form 4 reporting its acquisition of shares of our Series D Preferred Stock; and (c) Edmundo Arauz did not file a Form 3 after acquiring shares of our Series D Preferred Stock.

Code of Ethics

        We adopted a Code of Ethics on March 23, 2004, that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling persons, or persons performing similar functions. A copy of the Code was included as an exhibit to our annual report for the period ending December 31, 2003. In addition, our Code of Ethics is available on our web site at www.geii.com under the caption “Investor Relations: Code of Ethics.” A copy of our Code of Ethics is available to any person, without charge, by faxing a request to our Chief Financial Officer at our corporate offices at (801) 619-1747.

Nominating Procedures

        We have not changed our nominating procedures during the past fiscal year or subsequently. We do not have a nominating committee and, as a result, the Board of Directors as a whole performs the functions of the nominating committee and directs and oversees the process by which individuals may be nominated to our Board of Directors.

        The Board of Directors will consider nominees proposed by our shareholders. To recommend a prospective nominee for the Board of Directors’ consideration, you may submit the candidate’s name by delivering notice in writing to the Board of Directors at t.turner@geii.com or via first class U.S. mail, at the Company’s address.

        A shareholder nomination submitted to the Board of Directors must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and to be timely must be submitted to us by the date mentioned in the most recent proxy statement under the heading “Proposal From Shareholders” or as disclosed in other reports filed with the Securities and Exchange Commission where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5:

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

No Audit Committee

        Because of the Company’s small size and that it is not subject to the rules of any specific national stock exchange, the Company has not appointed an audit committee and has not identified an audit committee financial expert. Consequently, the Board of Directors as a whole performs the functions of an audit committee.

Item 11. Executive Compensation.

        The following table sets out the compensation received during the previous two fiscal years, in respect to the only person that served our or chief executive officer at any time during the last fiscal year and our most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

Name & Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (**) ($)	Option Awards (**) ($)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Terry C. Turner Chief Executive Officer and Chairman
	2009	$110,751(A)	$60,000(B)	$-	$-	$-	$170,751
	2008	$135,700(A)	$60,000 (B)	$-	$-	$-	$195,700
Tracy A. Madsen Chief Financial Officer, VP, Secretary & Treasurer
	2009	$ 104,000(C)	$-	$-	$-	$25,000(E)	$129,000
	2008	$ 65,833(C)	$-	$25,000(D)	$-	$-	$90,833
Blane W. Wilson Chief Operating Officer
	2009	$104,100(F)	$-	$-	$82,619(G)	$-	$186,719
	2008	$ 78,462(F)	$-	$-	$87,800(G)	$-	$166,262

    (**)        This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock awards and stock options granted to the named executive officers. See note B to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

    (A)        Effective January 1, 2008 Mr. Turner’s salary was increased to $180,000 per year, but during fiscal 2008 he agreed to defer a portion of his salary, and as a result only received payments against his accrued salary of $135,700. During 2009 Mr. Turner was paid $110,751 in cash. As of December 31, 2009, Mr. Turner was owed $233,549 in accrued salary that he deferred in fiscal 2008 and 2009.

    (B)        These bonus payments reflect non-cash debt forgiveness. At December 31, 2009, Mr. Turner owed us $156,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $156,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001). During both 2008 and 2009 Mr. Turner waived $60,000 of unpaid accrued salary each year. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002. The cashless bonus for 2009 was deducted from the $156,783 that is owed to Mr. Turner and is included in the wages payable account.

    (C)        Effective January 1, 2008 Mr. Madsen’s salary was increased to $110,000 annually. During 2008, Mr. Madsen deferred $44,167 in salary which was to be paid during 2009. During 2009 Mr. Madsen was paid $104,000 in cash and deferred $6,000 in salary. As of December 31, 2009, Mr. Madsen was owed $50,167 in deferred salary.

    (D)        On April 5, 2008, Mr. Madsen was granted 3,205,128 shares of restricted Company common stock at a price of $.0078 per share ( after giving effect to the reverse stock split this represents 6,410 shares of common stock at a price of $3.90 per share) totaling $25,000.

    (E)        In February 2009 Mr. Madsen was issued a note payable by the Company in the amount of $25,000 for stock he was owed for 2008.

    (F)        On April 18, 2008 Mr. Wilson was appointed as our Chief Operating Officer. His employment agreement specifies a base salary of $120,000 per year; however, Mr. Wilson has agreed to defer a portion of his salary. As of December 31, 2009, Mr. Wilson was owed $15,900 in deferred wages. The Summary Compensation Table does not include compensation that Mr. Wilson is receiving (with our consent) from his employment relationship with Klondex Mines, Ltd. Klondex is not affiliated with the Company.

    (G)        As part of our employment agreement with Mr. Wilson we agreed to grant him a signing bonus in the form of a $100,000 in options with a three year term, at an exercise price equal to the average of the closing sales price of our common stock for the 10 trading days prior to the date of the execution of the agreement. Additionally we agreed to grant him a $25,000 quarterly bonus in the form of options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the last date of each 90 day period. Of note, the number of options Mr. Wilson is granted equal to the amount of shares of our common stock that could be purchased with $25,000. Using this formula, Mr. Wilson was issued $100,000 in options during fiscal 2009.

Compensation Discussion and Analysis; Employment Agreements

        Our Board of Directors as a whole reviews and approves the total direct compensation packages for each of our executive officers. As described in the notes to the Summary Compensation Table above, the primary elements of compensation to our named executive officers are cash compensation and equity compensation in the form of stock option grants and restricted stock grants.

        Our named executive officers are to receive a base salary payable in accordance with our normal payroll practices.  Based on the Board’s knowledge of the industry and size and financial resources of the Company, we believe that the base salaries of our executive officers are competitive (if not below) those that are received by comparable officers with comparable responsibilities in similar companies.

        Given the Company’s history of limited financial resources at times our named executive officers have agreed to defer a portion of their salaries to help the Company conserve its financial resources. Each of Messrs. Turner, Madsen and Wilson deferred portions of their cash compensation during fiscal 2009 and unless we receive additional funding, collect funds that we believe are owing to us from Queenstake USA, or otherwise engage in a business opportunity that creates revenues, our executive officers may be asked to again defer a portion of their cash compensation in fiscal 2010. Additionally, certain of our executive officers have agreed to defer certain equity compensation that was otherwise due to them.

        When the Board considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace. Specifically, the Board considers the following factors:

o	the Company's financial resources and ability to meet its current and prospective financial obligations;

o	the executive's leadership and operational performance and potential to enhance long-term value to the Company's shareholders;

o	performance compared to the financial, operational and strategic goals established for the Company;

o	the nature, scope and level of the executive's responsibilities;

o	competitive market compensation paid by other companies for similar positions, experience and performance levels; and

o	the executive's current salary, the appropriate balance between incentives for long-term and short-term performance.

        We have entered into employment agreements with certain of our executive officers, each of which is described below.

Blane Wilson

        On April 18, 2008 we entered into an employment agreement with Blane Wilson, our Chief Operating Officer. The agreement is for an initial three year term and provides for a base annual salary of $120,000. In the agreement we also agreed grant Mr. Wilson a signing bonus in the form of a $100,000 in options with a three year term. Additionally we agreed to grant Mr. Wilson a $25,000 quarterly bonus in the form of options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the last date of each given 90 day period. Mr. Wilson is also entitled to a 3% override or royalty payment on the net smelter return for the Gold Bar Mill if and when we are able to bring the plant into production. Finally, Mr. Wilson is entitled to receive 3% of the compensation (not including reimbursement of expenses incurred) we received as a result of our agreement with Queenstake Resources USA, Inc. to operate the Jerritt Canyon Mill.

         Mr. Wilson’s employment contract stipulates that after he has been employed for a period greater than six months he is entitled to severance payment equal to one full year of his annualized base salary, payable within 45 days after the date of termination.

        With our consent, Klondex Mines, Ltd. has appointed Mr. Wilson as its Executive Mining Advisor, Nevada Operations. Mr. Wilson is continuing to work for and receive (or accrue) salary from us under his existing employment agreement dated April 18, 2008, but is also receiving salary from Klondex for his work for Klondex.

Terry Turner and Tracy Madsen

        On October 7, 2009, we entered into employment agreements with (a) Terry Turner, our Chief Executive Officer, President and Chairman (the “Turner Agreement”); and (b) Tracy Madsen, our Chief Financial Officer and Vice President (the “Madsen Agreement”). Both of these agreements were contingent on receiving shareholder approval. On March 23, 2010 our shareholders approved the terms of both the Turner Agreement and the Madsen Agreement, and each became effective and binding on that date.

        In this summary collectively the Turner Agreement and the Madsen Agreement are referred to the “Agreements” and Mr. Turner and Mr. Madsen are each referred to herein as the “Executive.”  The Agreements are both for an initial 3-year term and will renew for successive one year terms unless terminated by the Company or the Executive.  The Turner Agreement provides for a base salary of $180,000; the Madsen Agreement provides for a base salary of $110,000. The Agreements provide that the Executive is eligible to receive a discretionary cash bonus based on the Company’s business and results are eligible to participate in the Company’s equity based compensation plans and to receive other standard employee benefits.  The Agreements impose restrictive covenants on the Executive, such as confidentiality obligations and non-solicitation restrictions.

        If the Agreements are terminated by the Company without cause, or not as a result of the Executive’s death or disability, the Executive is entitled to a severance payment equal to the Executive’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Executive has been with the Company, or through expiration of the Agreement’s original term, whichever is a shorter period of time.  However, in no event will the Executive be entitled to less than 6 months of severance pay.

        The Agreements also provide for a severance payment upon a “change of control event” (as defined in the Agreements) or if the Agreements are terminated by the Executive for “good reason” (as defined in the Agreements).      The severance to be paid to Mr. Turner upon a change of control event or upon the Agreement being terminated for good reason is calculated using the greater of:

1)	Anamount equal to Mr. Turner’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Mr. Turner has been with the Company, or through expiration of the Agreement’s original term, whichever is a shorter period of time; or

2)	An amount equal to 2 times the sum of (a) Mr. Turner’s then current annual base salary and (b) the amount of the most recent discretionary bonus paid to Mr. Turner (if any) less applicable withholding.

        The severance to be paid to Mr. Madsen upon a change of control event or upon the Agreement being terminated for good reason is calculated using the greater of:

1)	An amount equal to Mr. Madsen’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Mr. Madsen has been with the Company, or through expiration of the Agreement’s original term, whichever is a shorter period of time; or

2)	An amount equal to (a) one year of Mr. Madsen’s current annual base salary and (b) the amount of the most recent discretionary bonus paid to Mr. Madsen (if any) less applicable withholding.

Option Grants To Our Named Executive Officers.

        The following table sets forth the outstanding equity awards for each named executive officer of Golden Eagle as of December 31, 2009. Accordingly, the number of shares into which each option may be exercised to acquire and the exercise prices reflected in the below table have not been proportionately adjusted to reflect the 1-for-500 reverse stock split that was effected after our 2009 fiscal year end.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Options Awards
	Number of Securities Underlying Unexercised Options
Name and Principal Position	Exercisable	Un-exercisable	Option Option Exercise Price ($)	Option Option Expiration Date
Blane Wilson (1) Chief Operating Officer	13,927,577	-	$ .00718	4/18/2011
	3,720,238	-	$ .00672	7/17/2011
	7,668,712	-	$ .00326	10/15/2011
	15,151,515(5)	-	$0.00165	01/13/2010
	16,025,641(6)	-	$0.00156	04/13/2012
	26,041,667(7)	-	$0.00096	07/13/2012
	19,379,845(8)	-	$0.00129	10/13/2012

(1)	As part of Mr. Wilson’s employment agreement he is granted a quarterly bonus in the form of an option each 90 day period he remains an employee of the Company. The quarterly option to has a three-year term, to purchase from the Company the number of shares of its common stock that could be purchased with $25,000 at an exercise price equal to the average of the closing sales price of our common stock for the 10 trading days prior to the last date of each 90-day period. The numbers reported in the above table and described in notes 2 through 8 below, (both the number of options exercisable and the exercise price) have not been proportionately adjusted upon the 1-for-500 reverse stock split.

(2)	On April 18, 2008 Mr. Wilson was granted an option to acquire 13,927,577 shares of our common (27,856 after giving effect to the reverse stock split), with the option expiring three years from the grant date. The exercise price is equal to the average of the closing sales price of our common stock for the 10 trading days prior to the date of the execution of his employment agreement.

(3)	On July 17, 2008 Mr. Wilson was granted an option to acquire 3,720,238 shares of our common stock (7,441 shares after giving effect to the reverse stock split), with the option expiring three years from the grant date.

(4)	On October 10, 2008 Mr. Wilson was granted an option to acquire 7,668,712 shares of our common stock (15,338 shares after giving effect to the reverse stock split), with the option expiring three years from the grant date.

(5)	On January 13, 2009 Mr. Wilson was granted an option to acquire 15,151,515 shares of our common stock (30,303 shares after giving effect to the reverse stock split), with the option expiring three years from the grant date.

(6)	On April 13, 2009 Mr. Wilson was granted an option to acquire 16,025,641 shares of our common stock (32,051,282 shares after giving effect to the reverse stock split), with the option expiring three years from the grant date.

(7)	On July 13, 2009 Mr. Wilson was granted an option to acquire 26,041,667 shares of our common stock (52,084 shares after giving effect to the reverse stock split), with the option expiring three years from the grant date.

(8)	On October 13, 2009 Mr. Wilson was granted an option to acquire 19,379,845 shares of our common stock (38,760 shares after giving effect to the reverse stock split), with the option expiring three years from the grant date.

Information regarding the option grants to Mr. Wilson on a post reverse stock split basis is as follows:

Amount	Option Price	Quantity	Expiration
$100,000	$3.59	27,855	4/18/2011
25,000	3.36	7,440	7/17/2011
25,000	1.63	15,337	10/15/2011
25,000.825		30,303	1/13/2012
25,000.78		32,051	4/13/2012
25,000.48		52,083	7/13/2012
25,000.645		38,760	10/13/2012
$250,000		203,829

Subsequent Event

         On October 7, 2010 our Board of Directors adopted the 2009 Revised Equity Incentive Plan (the “Revised Plan”) and concurrently granted options to various persons, including Messrs. Turner, Madsen and Wilson. These options grants were contingent on the Company’s shareholders approving the Revised Plan, which approval was received on March 23, 2010. On that date the options became effective and vested in full. These options have an exercise period of three years from the date of grant (that is, through October 7, 2012) at an exercise price of $0.0011 ($.55 after giving effect to the reverse split) per share which is the average of the closing price for the 10 trading days prior to October 7, 2009, plus an additional 10% above that average price.

         The Board considered several factors in granting the options to our executives such as length of service; sacrifices made during the period of service, such as deferring salary, voluntary reductions in salary, forgiveness of significant salary arrearages for the benefit of the Company, the past; and ongoing contribution made to maintaining the Company in operation despite significant challenges. The following table sets forth the number of options granted to Messrs. Turner, Madsen and Wilson under the Revised Plan:

Name	Number of Options (pre reverse split basis)	Number of Options (post reverse split basis)
Terry C. Turner	200,000,000	400,000
Tracy A. Madsen	75,000,000	150,000
Blane W. Wilson	80,000,000	160,000

        We reimburse directors for travel and related expenses associated with Board of Directors’ meetings. Effective January 1, 2007, we began compensating our non-employee director (being only Mr. Riveros) $1,000.00 per month for attending any Board of Directors’ meetings held within that month telephonically or in person. The following table sets forth information regarding the cash compensation paid to our directors during our year ended December 31, 2009:

DIRECTOR COMPENSATION

Name	Fees earned	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Alvaro Riveros	$ 5,000	-	-	-	-	-	$5,000

(1)	Subsequent to the end of our 2009 fiscal year an option grant to Mr. Riveros to acquire 10,000,000 shares (20,000 shares after giving effect to the reverse split) of our common stock became effective.

        Although Messrs. Turner and DeLozier also served on our Board of Directors during our 2009 fiscal year neither received any separate compensation for their service in capacities as directors. However, we plan to begin paying Mr. DeLozier $1,000 per month in directors’ fees as we terminate our operations in Bolivia.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Security Ownership of Golden Eagle Officers and Directors

         As of April 8, 2010 there were 1,975,050,944 shares (3,950,102 shares after giving effect t the reverse split) of the Company’s common stock outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of April 8, 2010 by each director and each executive officer of the Company and by all directors and executive officers as a group. To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table. The number of securities beneficially held by each person as of April 8, 2010 although each person’s beneficial holdings after giving effect to the reverse split are also reflected in the table and the footnotes thereto.

Name and Address of Beneficial Owner	Position Beneficially Owned	Amount and Nature of Beneficial Ownership(1) Outstanding	Percent of Common Stock(1) (After Conversion of Preferred Shares)
Terry C. Turner 9661 South 700 East Salt Lake City, Utah 84070	Chief Executive Officer, President, and Chairman	200,000,000 (2) (400,000 post reverse split)	9.0%
Harlan M. (Mac) DeLozier 9661 South 700 East Salt Lake City, Utah 84070	Vice President and Director	115,618,687 (3) (231,238 post reverse split)	5.7%
Tracy A. Madsen 9661 South 700 East Salt Lake City, Utah 84070	Chief Financial Officer, Vice President U.S. Administration	123,462,053 (4) (246,925 post reverse split)	6.0%
Blane W. Wilson 9661 South 700 East Salt Lake City, Utah 84070	Chief Operating Officer	200,265,623(5) (400,531 post reverse split)	9.3%
Alvaro Riveros 9661 South 700 East Salt Lake City, Utah 84070	Director	10,000,000 (6) (20,000 post reverse split)	*
All current directors and executive officers as a group (five persons)		649,346,363 (1,298,693 post reverse split)	26%

        * equals less than one percent.

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K.

(2)	Since he gifted shares in November 2007, Mr. Turner does not own any shares of our common stock. However, as of March 23, 2010 Mr. Turner holds options to acquire 200,000,000 shares of our common stock, exercisable at $0.0011 per share (being 400,000 shares and $.55 after giving effect to the post reverse split).

(3)	Mr. DeLozier is owed $75,000 in common stock for the years 2006, 2007 and 2008 per his employment agreement which we have estimated at 15,618,687 shares (31,237 shares after giving effect to the reverse split ) or a price of $.009, $.0088 and $.0025 ($4.50, $4.40 and $1.25 after giving effect to the reverse split) for the years 2006, 2007 and 2008 respectively. As of March 23, 2010 Mr. DeLozier holds an option to acquire 100,000,000 shares of our common stock, exercisable at t $0.0011 per share (being 200,000 shares at $.55 after giving effect to the reverse split).

(4)	Includes, 5,128,720 shares of common stock (10,257 after giving effect to the reverse split). Additionally, on February 6, 2007, we issued Mr. Madsen a convertible note as consideration for a contractual obligation in the amount of $50,000 which is convertible, at his option into 5,555,555 common shares (11,112 after giving effect to the reverse split). On April 1, 2009, this note was increased by $25,000 to $75,000 to include a contractual obligation from 2008. The principal and interest amount of this note ($88,076 as of December 31, 2009) is payable in cash or is convertible into shares of our common stock at $0.009 ($4.50 after giving effect to the reverse split) per share (the closing price for our common stock on February 6, 2007 for the $50,000 portion) and $.0025 ($1.25 after giving effect to the reverse split) per share (for the $25,000 portion). As of March 23, 2010 Mr. Madsen holds an option to acquire 75,000,000 shares (150,000 shares after giving effect to the reverse split) of our common stock, exercisable at $0.0011 per share ($.55 after giving effect to the reverse split).

(5)	As of April 8, 2010 Mr. Wilson has been granted options to purchase 120,265,623 shares (240,532 shares after giving effect to the reverse split) of our common stock pursuant to his employment agreement (including an option grant in fiscal 2010) which are exercisable at prices between $0.00096 and $0.00718 ($.48 and $3.59 after giving effect to the reverse split). Additionally, as of March 23, 2010 Mr. Wilson holds an option to acquire 80,000,000 shares (160,000 shares after giving effect to the reverse split) of our common stock exercisable at $0.0011 per share($.55 after giving effect to the reverse split).

(6)	As of March 23, 2010 Mr. Riveros holds an option to acquire 10,000,000 shares (20,000 shares after giving effect to the reverse split) of our common stock, exercisable at exercisable at $0.0011 per share ($.55 after giving effect to the reverse split).

Security Ownership of Certain Beneficial Owners

        The following table sets forth the beneficial ownership of the Company’s common stock as of April 8, 2010 by each person (other than the directors and executive officers of the Company) was known to own beneficially, more than 5% of the outstanding voting shares of common stock. To the extent any of the named shareholders own shares of outstanding Preferred Stock (being Series B Stock, Series C Stock, or Series D Stock), or other derivative securities that are exercisable into shares of our common stock or grant the holder voting power, these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table). The number of securities beneficially held by each person are reported as of April 8, 2010, although each person’s beneficial holdings after giving effect to the reverse split are also reflected in the table and the footnotes thereto.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1) Beneficially Owned	Percent of Common Stock(1) Outstanding
Golden Eagle Mineral Holdings, Inc.(1) Chancery Court, Leeward Highway Providenciales, Turks and Caicos Islands	1,204,656,250 (2) (2,409,313 post reverse split)	25.76%
Edmundo Arauz Jaimes Freire, 4 Norte Calle Las Jardineras #16 Santa Cruz de la Sierra, Bolivia	586,712,500 (3) (1,173,425 post reverse split)	12.55%
Lone Star Equity Group, LLC 6222 Richmond Ave. Suite 540 Houston, TX 77057	278,158,000 (4) (556,316 post reverse split)	5.98%
Dewey L. Williams 6860 N. Dallas Pkwy, Suite 200 Plano, TX 75024	268,211,750 (5) (536,424 post reverse split)	5.82%
Total as a group	2,338,988,500 (4,677,977 post reverse split)	50.03%

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K. Because certain Golden Eagle securities held by the beneficial holders are convertible into common shares or grant the holder voting rights these securities are included in the beneficial ownership of the given beneficial holder. All outstanding shares of Golden Eagle’s preferred stock are entitled to vote as a single class with the common stock.

(2)	Consists of: 11,250,000 shares (22,500 shares after giving effect to the reverse split) of common stock; one share of Series C Stock which is entitled to vote with the common stock and has 487,746,250 votes per share (975,493 shares after giving effect to the reverse split); and 282,264 shares of Series D Stock with each share being entitled to 2,500 votes (5 votes after giving effect to the reverse split).

(3)	Includes 224,955 shares of Series D Stock which is entitled to vote as a single class with the common stock with each share being entitled to 2,500 votes per share (5 votes after giving effect to the reverse split).

(4)	Includes 91,908,000 shares of common stock (183,816 shares post reverse split) and 75,000 shares of Series D Stock which is entitled to vote as a single class with the common stock and is entitled to 2,500 votes per share (5 votes after giving effect to the reverse split).

(5)	Consists of 164,211,750 shares of common stock (328,424 shares after giving effect to the reverse split) and a convertible debenture issued inMarch 2009 that is currently convertible into 104 million shares (208,000 shares after giving effect to the reverse split) of common stock at $0.005per share ($2.50 post reverse split).

Change of Control Arrangements

        There are not any plans or arrangement known to Golden Eagle that will result in a change of control at Golden Eagle.

Securities Authorized for Issuance Under Equity Compensation Plans

        See the description in of this Annual Report for a description of the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The following sets out information regarding transactions between officers, directors and significant shareholders of Golden Eagle during the most recent two fiscal years and during the subsequent fiscal year.

Indebtedness

        Accrued Compensation. During 1997 through 2001, we did not have the funds to pay salaries to our president, Terry C. Turner. As a result, his salary accrued unpaid through a portion of 2002 when we paid only $103,000 of the $200,000 owed to him during that year.

        On December 31, 2001, Mr. Turner waived $443,772 of a total accrued balance of $990,012 owed to him. During 2002 and 2003, Mr. Turner waived an additional$60,000 and $36,457 respectively. During 2004, 2005, 2006, 2007, 2008 and 2009 Mr. Turner waived an additional $60,000 each year respectively of the amount owed to him. As of December 31, 2009, the total sum that we owed Mr. Turner was $156,783 in accrued compensation. Our indebtedness to Mr. Turner is non-interest bearing.

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

        Repayment of Loan and Accrued Compensation. The Board of Directors determined that Mr. Turner would receive a $60,000 per year non-cash bonus that is used to pay down notes he owes to us. All repayments are made with after tax dollars. Mr. Turner in turn forgives the portion of the accrued salary that we owe to him in order to keep the note payable and the note receivable in balance. These reductions have occurred in 2008 and 2009 and are expected to continue until both the advances to Mr. Turner and the unpaid salary are reduced to zero. As of December 31, 2009, the total amount owed by Mr. Turner was $156,783 and equaled the amount that we owed to him. For purposes of the consolidated financial statements this note payable and note receivable are netted out to $0.

        Current Deferred Compensation. As of December 31, 2009, we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	Amount
Terry C. Turner	Chief Executive Officer	$113,549
Tracy A. Madsen	Chief Financial Officer	50,166
Blane W. Wilson	Chief Operating Officer	15,900
Harlan M. (Mac) DeLozier	VP Bolivia Administration	35,542
Total		$215,157

Loans to Golden Eagle from affiliates

        In addition certain of our officers have advanced funds to us for operations in Bolivia and to cover overhead in the US.

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end
2009
	Terry C. Turner	$30,000	$(30,000)	$0
	Tracy Madsen(A)	35,000	(35,000)	0
	Total	$65,000	$(65,000)	$0
2008
	Harlan (Mac) DeLozier	$38,497	$(49,847)	$0
	Tracy Madsen(A)	27,000	(98,000)	0
	Total	$94,365	$(168,965)	$0

(A)	Loans from Mr. Madsen were made from Avcon Services, Inc. a company owned and controlled by him. Avcon Services, Inc. was paid $7,772 in interest during 2009 for loans made to the company.

Employment Agreements

        See Item 11, Executive Compensation – Compensation Discussion and Analysis; Employment Agreements, for a discussion of the employment contracts between the Company and Messrs. Wilson, Turner, and Madsen.

Transactions with significant shareholders

        On December 29, 2008 Golden Eagle Mineral Holdings, Inc. (“GEMH”), our is the largest beneficial holder of our securities, agreed to tender 487,746,250 shares (975,493 shares after giving effect to the reverse split) of common stock to the Company in exchange for a single share of Series C Preferred Stock. GEMH tendered the shares to the Company to make them available for general corporate purposes as at that time, we had no authorized but unissued shares of common stock available for issuance.

   Director Independence

Our board of directors consists of Messrs. Turner, Riveros and DeLozier. Mr. Riveros is the only board member that we consider to be “independent” as defined by Section 803A of the NYSE Amex Company Guide. The board considers all relevant facts and circumstances in its determination of independence of all members of the board.

Item 14. Principal accountants’ fees and services

        Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, with respect to the audit of our consolidated financial statements for the years ended December 31, 2009 and 2008.

Audit Fees

During the fiscal year ended December 31, 2009 and 2008, Chisholm, Bierwolf & Nilson, LLC billed us aggregate fees and expenses in the amount of $35,732 and $31,371, respectively.  These aggregate fees include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

Audit-Related Fees

There were no fees billed by Chisholm, Bierwolf & Nilson, LLC for audit-related services rendered during fiscal years ended December 31, 2009 and 2008.

Tax Fees

There were no fees billed by Chisholm, Bierwolf & Nilson, LLC during the fiscal year ended December 31, 2009 and 2008, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services provided by Chisholm, Bierwolf & Nilson, LLC during fiscal years ended December 31, 2009 and 2008.

Audit Committee’s Pre-Approval Practice.

        Inasmuch as Golden Eagle does not have an audit committee, Golden Eagle’s board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

        The Board of Directors has adopted resolutions that provide that the board must:

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of its subsidiaries.

The Board of Directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

Part IV

Item 15. Exhibits and financial statement schedules

(a) Financial statements

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

3.1	Articles of Incorporation, as amended, incorporated by reference.
3.1.1	Certificate of Designation for the Series A Convertible Preferred Stock.(2)
3.1.2	Certificate of Designation for the Series B Convertible Preferred Stock. (3)
3.1.3	Articles of Amendment (4)
3.1.4	Certificate of Designation for the Series C Convertible Preferred Stock. (5)
3.1.5	Certificate of Designation for the Series D Convertible Preferred Stock. (6)
3.1.6	Articles of Amendment (7)
3.1.7	Amended and Restated Bylaws. Filed herewith
10.1	Blane Wilson Employment Agreement. (8)
10.2	Mill Operating Agreement between Queenstake Resources USA, Inc. and
10.3	Common Stock Tender Letter from Golden Eagle Mineral Holding, Inc. (10)
10.4	Form of Debt Settlement Series D Contingent Convertible Preferred Stock Subscription Agreement. (11)
10.5	Revised 2009 Equity Incentive Plan. (12)
10.6	Employment Agreement with Terry Turner. (12)
10.7	Employment Agreement with Tracy Madsen. (12)
21.1	List of Subsidiaries. Filed herewith
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350.

32.2	Certification by the Principal Financial Officer pursuant to Section 1350.
99.1	Golden Eagle’s Answer, Counterclaim and Third-Party Complaints.

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.

(2)	Incorporated by reference from Current Report on Form 8-K dated March 10, 2005.

(3)	Incorporated by reference from Current Report on Form 8-K dated December 29, 2006.

(4)	Incorporated by reference from Current Report on Form 8-K dated September 14, 2007.

(5)	Incorporated by reference from Current Report on Form 8-K dated December 24, 2008.

(6)	Incorporated by reference from Current Report on Form 8-K dated July 6, 2009.

(7)	Incorporated by reference from Form 8-K dated April 28, 2010.

(8)	Incorporated by reference from Form 8-K dated April 22, 2008.

(9)	Incorporated by reference from Current Report on Form 8-K dated January 15, 2009.

(10)	Incorporated by reference from Current Report on Form 8-K/A dated December 24, 2008.

(11)	Incorporated by reference from Current Report on Form 8-K dated July 6, 2009.

(12)	Incorporated by reference from Current Report on Form 8-K dated October 7, 2009.

(13)	Incorporated by reference from Current Report on Form 8-K dated July 9, 2009

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

/s/ Terry C. Turner —————————————— Terry C. Turner, President Date: May 13, 2010

By: /s/ Tracy A. Madsen —————————————— Tracy A. Madsen, Corporate Secretary, Treasurer and Principal Accounting Officer Date: May 13, 2010

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC. By: /s/ Terry C. Turner —————————————— Terry C. Turner Chairman of the Board of Directors and Principal Executive Officer Date: May 13, 2010

By: /s/Alvaro Riveros —————————————— Alvaro Riveros Director Date: May 13, 2010

By: /s/ Harlan M. (Mac) Delozier —————————————— Harlan M. (Mac) Delozier Director Date: May 13, 2010

Exhibit 31.1 Section 302 Certification

CERTIFICATION

I, Terry C. Turner, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2009 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 13, 2010

By: /s/ Terry C. Turner —————————————— Terry C. Turner Principal Executive Officer

Exhibit 31.2 Section 302 Certification

CERTIFICATION

I, Tracy A. Madsen, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the period ended December 31, 2009 of Golden Eagle International, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 13, 2010

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

Date: May 13, 2010

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

Date: May 13, 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Golden Eagle International, Inc.

        We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated), 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect 4% and 28% of total consolidated assets as of December 31, 2009 and 2008 respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2009 and 2008 is based solely on the report of the other auditors.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. at December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
May 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Golden Eagle International, Inc. Bolivia

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. Bolivia of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle Bolivia Mining S.A., Golden Eagle International, Inc. Bolivia and Golden Eagle International, Inc. at December 31, 2009 and 2008 and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

POZO & ASOCIADOS C.P.A. S.R.L.

NIT. 121611023

Lic.     Aud. Enrique Pozo Balderrama NIT. 271218014 MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
April 14, 2010

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008	2009	2008
		(Restated)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 2,029	$ 54,883
Net accounts receivable	1,178,463	84,482
Prepaid expenses	53,961	70,027

Total current assets	1,234,453	209,392

PROPERTY AND EQUIPMENT
Mining equipment and property	496,426	733,353
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,372,977	1,414,997
Office equipment	57,657	137,356
Vehicles	-	116,182

	6,659,399	7,134,227
Less accumulated depreciation and impairment	(2,285,417)	(1,219,705)

Total property and equipment	4,373,983	5,914,522

Total Assets	$ 5,608,436	$ 6,123,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,733,283	$ 281,232
Deferred wages	276,770	205,092
Other notes payable	508,909	468,285
Related party payable	75,000	57,525
Debentures (net)	95,250	307,605
Accrued interest payable	194,559	65,857

Total current liabilities	2,883,771	1,326,991

Convertible notes payable - net	-	61,605

Total long-term liabilities	-	61,605

Common stock payable	85,000	35,000
Commitments and contingencies	-	-

Total liabilities	2,968,771	1,423,596

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
819,220 and 80,001 issued and outstanding respectively	8,192	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
3,950,102 and 3,017,795 issued and outstanding shares, respectively	395	307
Additional paid-in capital	63,611,429	61,452,568
Accumulated (deficit)	(60,980,351)	(56,753,357)

Total stockholders' equity	2,639,665	4,700,318

Total Liabilities and Stockholders Equity	$ 2,639,665	$ 6,123,914

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
		(Restated)

REVENUES	$ 3,995,999	$ 596,443
OPERATING EXPENSES
Production Costs	3,201,983	498,741
Exploration and development	171,506	174,710
General and administration	1,093,043	1,175,540
Bad debt expense	875,441	-
Depreciation and depletion	58,265	21,381

Total operating expenses	5,400,238	1,870,372

OPERATING I0NCOME (LOSS)	(1,404,239	(1,273,929)

OTHER INCOME (EXPENSE)
Interest expense	(177,839)	(156,193)
Gain (loss) on sale of assets	(51,633)	13,096
Asset Impairment	(1,196,070)	246,845
Financing Costs	(351,866)	-
Gain (loss) on valuation of derivative liability	-	(222,554)
Other, net	(250,898)	130,043

Total other income (expense)	(2,028,306)	(482,453)

Loss before income taxes	(3,432,545)	(1,756,382)
Income taxes	-	-
NET (LOSS)	$(3,432,545)	$(1,756,382)

Dividends for preferred shareholders	(794,449)	-
NET (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$(4,226,994)	$(1,756,382)

Basic and diluted (loss) per share	(1.15)	(0.46)

Weighted average shares outstanding - basic and diluted	3,679,938	3,796,736

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,432,545)	$(1,756,382)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Officer compensation contributed	60,000	60,000
Stock issued for services	-	232,538
Stock payable for services	50,000	(26,000)
Stock issued for financing fees	169,221	10,000
Stock issued for exploration and development	-	52,733
Stock issued for interest	-	92,129
Stock issued for payables	-	81,603
Bad debt expense	875,441	-
Depreciation	58,265	21,381
Impairment of assets	1,196,070	246,845
Accretion of note discount	182,645	222,554
Value of options granted	82,619	87,800
(Gain) loss on disposition of assets	51,633	(13,095)
Gain (loss) on vlauation of derivative liability	234,881	-
Changes in operating assets and liabilites
Decrease (increase) in accounts receivable	(1,969,422)	(84,482)
Decrease (increase) in prepaid expense and other costs	16,066	24,022
Increase (decrease) in deferred wages	71,678	150,563
Increase (decrease) in accounts payable	1,452,051	87,674
Increase (decrease) in accrued interest	164,223	44,330)

Net cash flows (used by) operating activities	(972,055)	(554,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	-	(542,187)
Proceeds from sale of fixed assets	252,047	-)

Net cash flows provided by (used) in investing activities	252,047	(542,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	65,000	27,000
Repayments to related parties	(65,000)	(98,000)
Proceeds from other notes payable	448,154	684,150
Proceeds from debentures	52,000	363,500
Preferred stock sold	147,000	-
Common stock sold	20,000	172,125

Net cash flows provided by financing activities	667,154	1,148,775

NET INCREASE (DECREASE) IN CASH	(52,854)	52,141
CASH - BEGINNING OF PERIOD	54,883	2,742

CASH - END OF PERIOD	$2,029	$54,883

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)

Cash paid for
Interest	10,273	54,937
Income taxes	-	-

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc. Consolidated Statement of Changes in Stockholders' Equity For the Period January 1, 2008 through December 31, 2009

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balance at January 1, 2008 (Restated)	345,961	3,460	3,205,021	$321	$59,658,933	$(54,996,975)	$4,665,783

Stock issued for cash ($.0040 to $2.50 per share)	-	-	132,664	13	172,112	-	172,125
Issued for services ($4.00 to $5.50 per share)	-	-	101,226	10	232,527	-	232,538
Issued for exp. and dev. ($1.00 to $3.90 per share)	-	-	22,232	2	52,730	-	52,732
Issued for debt ($1.00 to $5.00)	-	-	453,163	45	836,796	-	836,842
Preferred stock converted to common stock	(265,261)	(2,660)	132,981	13	2,647	-	-
Common stock converted to Series C preferred	1	-	(975,493)	(98)	98	-	-
Value of options granted	-	-	-	-	87,800	-	87,800
Discount on debentures	-	-	-	-	348,925	-	348,925
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	60,000
Net (loss)	-	-	-	-	-	(1,756,382)	(1,756,382)

Balance at December 31, 2008 (Restated)	80,001	$800.00	3,071,795	$307	$ 61,452,568	$ (56,753,357)	$ 4,700,318

Stock issued for cash ($.35 per share)	-	-	57,143	6	$19,994	-	20,000
Stock issued interest and debt	-	-	545,014	55	193,548	-	193,603
Preferred stock issued for cash	147,000	1,470	-	-	145,530	-	147,000
Preferred stock issued for interest and debt	647,449	6,474	-	-	640,975	-	647,449
Preferred stock converted to common stock	(55,230)	(552)	276,150	28	524	-	-
Value of options granted	-	-	-	-	82,619	-	82,619
Stock issued for financing fees	-	-	-	-	169,221	-	169,221
Discount on debentures	-	-	-	-	52,000	-	52,000
Beneficial conversion for Series D preferred shares	-	-	-	-	794,449	(794,449)	-
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	60,000
Net (loss)	-	-	-	-	-	(3,432,545)	(3,432,545)

Balance at December 31, 2009	819,220	$ 8,192.00	3,950,102	$ 395	$ 63,611,429	$ (60,980,351)	$ 2,639,665

The footnotes are an integral part of these consolidated financial statements

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of BusinessGolden Eagle International, Inc. (“we,” “us” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. From late 2008 until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States.

We have also been involved in the business of minerals exploration, mining and milling operations, in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however, those operations are suspended in 2009 in part as the result of the negative political and social environment in Bolivia as well changes in the Bolivian taxing scheme; and in March 2010 we transferred control of our Bolivian assets and operations although we retain ownership of those assets.

Additionally, as of December 31, 2009 we owned the following gold mills which are not currently in operation:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill	Ascension de Guarayos, Bolivia	Owned

1On March 10, 2010 control of the C Zone Mill was transferred to an unaffiliated Swiss corporation, although we retain ownership of the C Zone Mill. There can be no assurance that the unaffiliated third party will complete the acquisition of our Bolivian assets.

As of the 2009 year-end, we owned the following mineral prospects in Bolivia which are not currently in operation, but are being maintained (except as set forth in notes 1 and 2, below):

Precambrian Shield (2)
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

2 On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the Cobra claims on the northern end of the Ascension Gold-Copper Trend. As a subsequent event, control of these assets was transferred to an unaffiliated Swiss Corporation on March 10, 2010, although we retain ownership of the underlying assets.

On March 1, 2009, we elected not to renew our mining concessions for the Tipuani-Cangalli prospect in western Bolivia, which consisted of 12,000 acres in the Tipuani River Valley. We have no further interest in the Tipuani-Cangalli prospect.

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill (the “Jerritt Canyon Mill”) located 50 miles north of Elko, Nevada on October 14, 2008. From mid September 2008 until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, Inc. (“Queenstake USA”) in securing approval from the Nevada Division of Environmental Protection to restart milling operations. On March 25, 2009 approval was granted to recommence operations at the Jerritt Canyon Mill and operations recommenced on that day. However, on June 10, 2009 the agreement with Queenstake USA to operate the mill was purportedly terminated by Queenstake USA, and we are currently engaged in litigation in the Fourth District Court for Elko County, Nevada, which is still pending, to enforce our contractual rights. We have asserted cross claims for damages and performance obligations against Queenstake USA, Queenstake Resources, Ltd., the guarantor corporation on the agreement, Yukon-Nevada Gold Corp. (“YNG”), Queenstake USA’s parent corporation, and an investor in YNG who is a French national residing in Switzerland.

None of our mining prospects are currently in the production stage. We believe the Bolivian government has become more hostile to investment from the United States, and as a result during 2009 reduced our operations in Bolivia significantly. We also discontinued mining and milling operations on our C Zone mine and mill in December of 2009 due to the shortage of diesel fuel, political instability and a substantial change in the Bolivian tax structure for mining companies that severely limited our ability to become profitable on our Bolivian operations.

Organization of Subsidiaries and Bolivian Mining Activities
In January 1996, we organized two Bolivian corporations, Golden Eagle Bolivia Mining, S.A. (“GEBM”) and Eagle Mining of Bolivia, Ltd. (“EMB”), to acquire mining rights to 5,000 acres from United Cangalli Gold Mining Cooperative, Ltd. (“UCL”). We own a majority interest in those companies. In 2001, Golden Eagle formed a wholly owned Bolivian corporation, Golden Eagle International, Inc. Bolivia (“GEII Bolivia”) to conduct all continuing operations in Bolivia. In 2002, we transferred substantially all agreements, obligations, assets and mining rights in Bolivia to GEII Bolivia. GEBM and EMB are currently inactive. As a subsequent event, control of GEII Bolivia was transferred to an unaffiliated Swiss Corporation on March 10, 2010, although we continue to own GEII Bolivia and the underlying assets. There can be no assurance that the unaffiliated third party will complete the acquisition of our Bolivian assets.

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had a working capital deficit of $1,649,318 as of December 31, 2009 and we have incurred substantial losses of $60,980,351 since our inception. In addition, we discontinued development at our C Zone mine and mill in December 2008 Our agreement with Queenstake USA to operate the Jerritt Canyon Mill was purportedly terminated by Queenstake USA on June 10, 2009, and we have not engaged in any revenue producing operations since that time. We can provide no assurance as to if or when we may generate revenues or recommence any milling operations.

There is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

We will likely seek to obtain additional funds, through private placements of debt or equity securities, short-term loans, suitable joint venture relationships and long-term debt financing. However, there can be no assurance that capital or financing will be available to us on reasonable terms, if at all.

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

Reclassifications
Certain amounts in 2008 have been reclassified to conform to the 2009 presentation. These reclassifications were not material to the financial statements.

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

Concentration of Credit Risk
Our cash equivalents and prepaid expenses (and trade receivables when recorded) are exposed to concentrations of credit risk. We manage and control risk by maintaining cash with a major financial institution. The amount on deposit may occasionally exceed the $250,000 federally insured limit. However, management believes that the financial institution is financially sound and the risk of loss is low. Our prepaid expenses consist of value added taxes refundable and amounts held by third parties pending settlement for purchase of goods or services. We believe that the risk of realization is low. Current risk of any trade receivables from sale of minerals is minimized by the short periods for which any such receivables are outstanding. As of December 31, 2009, of our total fixed assets and properties net of depreciation and impairment, $200,000, or 5%, are located in Bolivia with the $3,980,000, or 95%, located in the United States. However, our receivables from our Jerritt Canyon operations are more than 90 days overdue and we have made appropriate allowances for the risk regarding collection in our financial statements.

Fair Value of Financial Instruments
Fair Value of Financial Instruments – the Company adopted SFAS ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, accounts receivable and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

Cash and Cash Equivalents
For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable as of December 31, 2009 is comprised of amounts billed and billable to customers, net of an allowance for uncollectible amounts. In order to better understand the revenues reported for the year ended December 31, 2009, it is important to note that $2,053,905 (less an allowance for collectability of $875,441) are reflected as accounts receivable and current assets – meaning that we have only received cash from Queenstake USA of approximately $1.1 million. We are in litigation with Queenstake USA, and its parent corporation, Yukon-Nevada Gold Corp. at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only if the litigation is resolved in our favor and Queenstake USA, or its parent YNG, is capable of making payment to us. To the extent that we do not receive the cash payments from Queenstake USA or YNG timely (or at all), we will likely have to write the collectible balance to zero.

Inventory
Inventories, if any, consist of in-process ore and gold inventories.

In-process inventories represent gold ore that is currently in the process of being converted to a saleable product. The conversion process is mill in-circuit, which converts the gold ore into gold concentrates and doré. In-process inventories are valued at the lower of average production cost or net realizable value. As of December 31, 2009 and 2008, there was no in-process inventory.

Gold inventories represent processed gold concentrates, doré and ingots. Gold inventories that are received as in-kind payments of royalties are valued at fair value on the date the gold is transferred to us. Gold inventory that results from our mining and processing activities is valued at the lower of average production cost or net realizable value. At December 31, 2009 and 2008, we held no gold in inventory.

Property, Equipment and Mineral DevelopmentProperty and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets’ estimated useful lives as follows:

Mining equipment	7-8 years
Vehicles	5 years
Office equipment	4-10 years

Depreciation expense totaled $58,265 and $21,381 for the years ended December 31, 2009 and 2008, respectively.

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

To the extent that any development costs benefit an entire mineralized property, they are amortized over the estimated life of the property. The specific capitalized cost bases subject to depletion are calculated on a formula based on the number of tonnes of ore that are expected to be mined divided by the total tonnes in proven and probable reserves in the property. Depletion for the years 2009 and 2008 was $0, each year.

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

Long-Lived Assets
We follow FASB ASC 360-10-35, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows are less than the carrying amount of the asset and would be calculated based on discounted cash flows. The sale of Bolivian operations occurred during February 2010. As the sale price designated a value of our Bolivian assets, we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,196,070. As of December 31, 2008 we fully impaired our property acquisition costs of our Tipuani-Cangalli prospect as well as the capitalized development cost as a result of our discontinuation of mining operations. We also impaired a portion of our Precambrian properties for a total impairment expense during 2008 of $246,845.

Revenue Recognition and Production Costs
With respect to the contract milling operations at the Jerritt Canyon Mill we engaged in during our 2009 fiscal year, revenue was generated in three manners; (a) once we incurred a cost on behalf of Queenstake USA, it was obligated to reimburse us for those expenses; (b) Queenstake USA was also obligated to pay us a percentage over the cost incurred; and (c) we were to earn a portion of the net income attributable to the milling operations. Revenues are recorded on the cost and the cost plus portion once the cost has been incurred. Revenues are recorded on our portion of net income on a monthly basis after total revenues and costs are calculated.

Revenue is recognized on our own mining and milling operations in Bolivia (none of which are currently ongoing) when the price is determinable, upon delivery and transfer of title of gold to the customer and when the collectability of sales proceeds is assured. Production costs of gold sold include labor and related direct and indirect costs of mine and plant operations. Production costs are charged to operations as incurred. Revenue generated during 2009 and 2008 is as follows:

Revenues Sources	2009	2008
Gold Sales - Bolivia	$-	$19,307
Mill Operating Revenue - Expense Reimbursement	3,141,894	474,878
Mill Operating Revenue - Cost Plus Fee	854,105	102,258
Total	$3,995,999	$596,443

Reclamation and Remediation Costs (Asset Retirement Obligations)
We have adopted FASB ASC 410, “Accounting for Asset Retirement Obligations.” FASB ASC 410 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In our Bolivian operations, we did not have a legal or contractual obligation for reclamation or remediation of our mines after mining has ceased. As a result, the adoption of FASB ASC 410 does not currently have a material impact on our financial position, results of operations or cash flows. As the contract mill operator at the Jerritt Canyon Mill we had no environmental remediation responsibilities.

Stock Based Compensation
As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with FASB ASC 718, “Compensation-Stock Compensation,” (prior authoritative literature: SFAS 123R) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to grant Mr. Wilson the following stock options:

    (a)        Signing option. Mr. Wilson was granted a signing bonus in the form of an option on the date of the execution of his employment agreement. Subject to certain exceptions, the option is exercisable for a term of three years. The option has an exercise price of number of $.3,59 and is exercisable to acquire 27,855 shares of our common stock post reverse split. This option vested immediately upon grant.

    (b)        Quarterly option bonus. We agreed to grant Mr. Wilson a quarterly bonus in the form of an option at each 90-day that he remains a Company employee. Subject to certain exceptions, each quarterly option has a three-year term, and permits Mr. Wilson may purchase that number of shares of Company common stock that could be purchased with $25,000 in cash (based on the then current market conditions) at an exercise price equal to the average of the closing sales prices of our common stock for the 10 trading days prior to the date of grant. We expensed $87,800 during 2008 and $46,380 in 2009 in connection with the grant of these options.

Date	Amount	Option Price	Quantity	Expiration
04/18/2008	$100,000	$3.59	27,855	4/18/2011
07/17/2008	25,000	3.36	7,440	7/17/2011
10/15/2008	25,000	1.63	15,337	10/15/2011
01/13/2009	25,000.825		30,303	1/13/2012
04/13/2009	25,000.78		32,051	4/13/2012
07/13/2008	25,000.48		52,083	7/13/2012
10/13/2009	25,000.645		38,760	10/13/2012
Total	$250,000		203,829

Convertible Securities with Beneficial Conversion Features
In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

(Loss) Per Share
The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

Loss per share for the years ended December 31,	2009	2008
Net loss available to common stock shareholders	(4,226,994)	(1,756,382)
Weighted average shares outstanding - basic	3,679,938	3,694,996
Basic (loss) per share	$(.00)	$(.00)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation. All of the information in the below table regarding the fully diluted outstanding capital of the Company gives effect to the 1-for-500 combination of our common stock (see Note I(3) – Subsequent Events – Approval of Reverse Stock Split).

Stock equivalents considered but not included in fully diluted shares due to anti-dilution for the years ended December 31,

	2009	2008
Series B conversion	40,000	40,000
Series C conversion	975,493	975,493
Series D conversion	3,696,095	-
Convertible debentures	298,824	243,920
Options	203,829	50,632
Common stock payable	106,250	38,889
Total	5,320,491	1,348,934

Income Taxes
Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs. Future income tax assets are recognized to the extent that they are considered more likely than not to be realized. The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10. As a conclusion, the tax position of the Company has not met the more-likely-than-not threshold as of December 31, 2009.

Deferred taxes are provided on a liability method whereby deferred tax assets tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the report amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Supplemental Cash Flow Information
Non-cash investing and financing transactions during the periods consist of the following:

2009
Common stock issued for debt and interest	$193,603
Preferred stock issued for debt interest	$647,449

2008
Stock issued for debt and interest	$836,842

Effect of New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company does not believe this standard will have any impact on the financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature: SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests are presented on the balance sheet with the total of related depletion and impairment aggregated for mining and equipment assets. An analysis of our mining properties follows:

	2009	2008
Mine development costs	$ $752,339	$ $752,339
Mineral properties	1,372,977	1,414,997
Total mineral interests and development costs	2,125,316	2,167,336
Less: accumulated impairment and depletion of development costs	-	-
Less: accumulated impairment and depletion of mineral properties	(2,056,420)	(791,845)
Net mine development costs	$68,896	$1,375,491
Our mining equipment consists of the following:
	2009	2008
Machinery and equipment	$ 397,081	$ 594,615
Replacement materials and parts	93,342	123,636
Tools	6,002	15,102
Total mining equipment	496,426	733,353
Less: accumulated depreciation	(228,997)	(237,709)
Net mining equipment	$ $267,429	$ 495,644

During 2008 we impaired $246,845 of our Precambrian property as a result of our decision on March 1, 2009 not to renew our claims rights on certain of our Precambrian claims. We did not renew our claims on 67% of our acreage on our Precambrian properties. On March 1, 2010, in connection with the transfer of control (but not yet ownership) of our Bolivian assets to an unaffiliated Swiss corporation, the Swiss corporation paid on our behalf approximately $112,000 to renew our remaining Bolivian mining claims. The sale of Bolivian operations occurred during February 2010. As the sale price designated a value of our Bolivian assets, we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,196,070. There can be no assurance that the Swiss corporation will complete the acquisition of our Bolivian assets.

         Our mineral interests consist of the following specific properties:

	2009	2008

Precambrian mineral properties(1)	$ 1,372,977	$ 1,372,977
Tipuani-Cangalli mineral prospect(2)	-	581,138
Total	1,372,977	$1,414,997

[1] On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the highly prospective Cobra claims on the northern end of the Ascension Gold-Copper Trend. On March 1, 2010, in connection with the transfer of control (but not yet ownership) of our Bolivian assets to an unaffiliated Swiss corporation, the Swiss corporation paid on our behalf approximately $112,000 to renew our remaining Bolivian mining claims. There can be no assurance that the Swiss corporation will complete the acquisition of our Bolivian assets.

[2] We elected not to renew our mining concessions for the Tipuani-Cangalli prospect as of March 1, 2009 and, therefore, we have abandoned that prospect.

Note D – Loans and Notes Payable

         We have debt obligations outstanding at December 31, 2009 and 2008 as follows:

	2009	2008
Other Notes Payable

A note totaling $220,000 payable to Casco Credit with and interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar mill located 25 miles north of Eureka, Nevada, and if a default is declared the holder might be able to foreclose against this asset. As of December 31, 2009, we had accrued $108,421 in interest on this note.	220,000	220,000

A note totaling $33,000 payable to Casco Credit with and interest rate of 12% which matured on February 21, 2010. If this note is not paid in full, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada, and if a default is declared the holder might be able to foreclose against this asset.	70,909	202,840

The payable to Edmundo Arauz, a Bolivian resident with an interest rate of 8% per annum which matures on December 31, 2010.	15,000	-

A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum that matured on March 31, 2010 and was extended until December 31, 2010.	170,000	5,500

Effective February 6, 2007 we issued a convertible note with our Chief Financial Officer. The note was issued in lieu of an obligation that was to be payable in our common shares to our Chief Financial Officer. This note was originally for $50,000, had a term of 2 years, and was convertible into 11,111 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $.4.50, post reverse split. As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Upon its maturity, our Board of Directors elected to issue a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available for issuance to satisfy this obligation. On April 1, 2009 an additional $25,000 in stock payable was added to this note for a total $75,000. This note has been extended until April 30, 2010. As of December 31, 2010 we had accrued $13,076 in interest on this note	75,000	50,000

The note payable to Nestor Dimas Perez with an interest rate of 8% per annum which matured on December 31, 2009. On January 28, 2009, this note, plus accrued interest of $1,262 was converted into 117,735 shares of our common stock post reverse split.	-	39,945
Total other notes payable	508,909	468,285
Related party payable
Effective February 6, 2007 we issued a convertible note to our Chief Financial Officer. The note was issued in lieu of an obligation that was to be payable in our common shares to our Chief Financial Officer. This note was originally for $50,000, had a term of 2 years, and was convertible into 11,111 shares of our common stock at the closing price for our common stock on February 6, 2007, which was $4.50 (the number of shares and conversion price reported give effect to the 1-for-500 combination of our common stock (see Note I(3) – Subsequent Events – Approval of Reverse Stock Split). As the market price and the conversion price on the date of commitment were the same, no beneficial conversion feature was applied. Upon its maturity, our Board of Directors elected to issue a convertible promissory note to meet this retention bonus commitment because we did not have sufficient common stock available for issuance to satisfy this obligation. On April 1, 2009 an additional $25,000 in stock payable was added to this note for a total $75,000. This note has been extended until April 30, 2010. As of December 31, 2010 we had accrued $13,076 in interest on this note.	75,000	50,000

A note payable in the amount of $7,525 to a Bolivian officer at 8% per annum. The note was retired during 2009.	-	7,525
Total related party payable	75,000	57,525
Convertible debentures
A debenture payable to Robert Chramosta dated May 21, 2008, maturing on May 22, 2010 at 8%. On June 30, 2009 this note was converted into 50,000 shares of our Series D Preferred Stock.	-	50,000

A debenture payable to Andrew Geiss dated July 3, 2008, maturing on May 16, 2010 at 8%	25,000	25,000

A debenture payable to the John Saunders Trust dated July 7, 2008, maturing on July 7, 2010 at 8%	50,000	50,000

A debenture payable to Robert Richmeier dated July 18, 2008, maturing on May 16, 2010 at 8%. On October 1, 2009, this debenture plus $382 of accrued interest was converted into 4,383 shares of our common stock post reverse split	-	4,000

A debenture payable to Lonestar Equity Group dated August 12, 2008, maturing on August 8, 2010 at 8%. On June 30, 2009 this note was converted into 25,000 shares of our Series D Preferred Stock.	-	25,000

A debenture payable to the Virginia Penrod Trust dated September 3, 2008, maturing on September 3, 2010 at 8%. On June 30, 2009, this note was converted into 25,000 shares of our Series D Preferred Stock.	-	25,000

A debenture payable of $52,000 to Dewey L. Williams and the Dewey L. Williams Profit Sharing Plan & Trust dated September 19, 2008, maturing on September 11, 2010 at 8% On January 28, 2009, the debenture plus accrued interest of $614 was converted into 58,897 shares of our common stock post reverse split. The addition of $52,000 was received in full on April 22, 2009, maturing on April 22, 2010.	52,000	20,000

A debenture payable to Meridian International Holdings dated September 17, 2008, maturing on September 15, 2010 at 8%. On June 30, 2009 this note was converted into 25,000 shares of our Series D Preferred Stock.	-	25,000

A convertible debenture to a current shareholder that matured on May 2, 2009 bearing interest at 7% per annum with a default rate of 10%. This debenture is convertible into our restricted common stock at $.025 per share. On April 15, 2009 we were informed that this debenture had been purchased by a third party. On June 30, 2009 the holder converted the $249,000 principal amount of this	-	249,000

Total convertible debentures	127,000	473,000
Discount on debentures	(31,750)	(162,395)
Debentures (net)	95,250	310,605
Total Loans, notes and debentures	$679,159	$836,415

Less: Current maturities	(679,159)	(774,810)

Non-current maturities	$ -	$ 61,605

F-21 & F-22

Convertible Debentures
During the year ending December 31, 2008 we issued15 convertible debentures totaling $363,500. Each of these debentures carry an interest rate of 8% per annum payable at maturity and mature two years from the date of the debenture. Each debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. As of December 31, 2008, $139,500 of these debentures had been converted into 128,126 common shares, leaving outstanding debentures totaling $224,000 convertible into 224,000 common shares. As these debentures carry a conversion price that was less than market price on the date of issuance, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the debenture, which in this case is 24 months. The face amount of the nine outstanding debentures as of December 31, 2008 was $224,000. On the balance sheet they have been discounted by $162,395 to $61,605. The discounted amount is accreted over the twenty-four month period or in its entirety if the debenture is converted during the term. As of December 31, 2008, $173,298 had been accreted to financing costs.

As of December 31, 2009, we had three convertible debentures outstanding totaling $127,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity. Two of these debentures matured on May 16, 2010 and July 7, 2010 and the other debenture in the face amount of $52,000 matured on March 19, 2010. By their terms each debenture, and its accrued interest, is convertible into restricted shares of our common stock. Currently, these debentures are convertible into a total of 298,824 shares of our restricted common stock post reverse split. As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture. The aggregate face amount of the outstanding debentures is $127,000. On the balance sheet they have been discounted by $31,750 to $95,250. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the year ended December 31, 2009, $182,645 was accreted to financing costs

Note E – Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2009	2008
Deferred tax Asset:
Net operating loss carry forward	$ 4,385,000	$ 4,022,000
Valuation allowance	(4,385,000)	(4,022,000)
	-	-

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2009	2008
Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	$ (363,000)	$(161,000)
Change in valuation allowance	363,000	161,000
$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $12,900,000 and $11,830,000 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the years ended December 31,
	2009	2008
Beginning Balance	$-	$-
Addition for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Deductions in benefit due to income tax expense	-	-
Ending Balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

Note F – Stockholders’ Equity

Common Stock
During 2009, on a post reverse split basis, we issued a total of 878,307 shares of our common stock and valued at $213,603. This included 57,143 shares of common stock that were sold to various individuals for cash in a private placement at a price of $.35 per share for total proceeds of $20,000. Additionally during 2009, we issued 545,014 shares of common stock to satisfy debt at prices between $.35 and $1.00 per share for a total value of $193,603. We also issued 276,150 common shares upon the conversion of 55,230 shares of our Series D Preferred Stock at a price of $.20 per share totaling $55,230.

During 2008, on a post reverse split basis, we issued a total of 842,266 shares of our common stock and valued at $1,294,237. This included, 132,664 shares of common stock that were sold to various individuals for cash in a private placement at prices ranging from $.40 to $2.50 per share for total proceeds of $172,125. We also issued 101,226 shares of common stock to various individuals for services valued at the publicly traded stock prices on the day of issuance ranging from $.1.00 to $5.50 for total value of $232,538. During 2008, 22,232 shares of common stock were issued to various individuals and companies for mineral exploration and development services valued at the publicly traded stock prices on the day of grant ranging from $1.00 to $3.90 for a total value of $52,732. Additionally during 2008, we issued 453,163 to satisfy for debt and interest at prices between $1.00 per share and $5.00 per share for a total value of $836,842.

Stock Compensation Plans
On June 4, 2008 we adopted the2008 Employees and Consultants Stock Compensation Plan (the “2008 Plan”) and reserved 30,000,000 shares (60,000 shares on a post split basis) of common stock under that plan. We filed an S-8 registration statement with the Securities and Exchange Commission registering the issuance of the shares reserved under the 2008 Plan. During fiscal 2008 we issued certain consultants and employees stock all of the 30,000,000 shares (60,000 shares on a post split basis) of common stock that were available for issuance under the 2008 Plan.

Additionally, at a special meeting of shareholders held on March 23, 2010 the Company’s shareholders approved the Golden Eagle International, Inc. Revised 2009 Equity Incentive Plan (the “2009 Plan”). On October 7, 2009 Company’s Board of Directors adopted the Plan and granted stock options pursuant to it. However, the adoption of the 2009 Plan and the options granted under it were contingent on receiving shareholder approval of the 2009 Plan. After receiving shareholder approval the 2009 Plan and the options granted pursuant to it became effective.

Preferred stock
Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of preferred stock. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval. To date, the Board of Directors has authorized the creation of four series of preferred stock as described below.

Series A Convertible Preferred Stock In March 2005, we authorized 3,500,000 shares of our Series A Convertible Preferred Stock, none of which are currently outstanding.

Series B Contingent Convertible Preferred Stock
On January 10, 2007 we created a Series B Preferred Stock by filing an amendment to our Articles of Incorporation with the Colorado Secretary of State. By its original terms each share of Series B Preferred Stock is convertible into 250 shares (.5 shres ona post split basis) of our common stock. During the first quarter of 2007, we issued 461,301 shares of Series B Preferred Stock for cash from investors and 12,103 shares of Series B Preferred Stock to 9 employees for services. During the second quarter of 2007 we issued 963,960 shares of Series B Preferred Stock for cash and for the conversion of debt. During the third quarter of 2007 we issued 130,041 shares of our Series B Preferred Stock for cash and the conversion of existing debt and accrued interest. A total of 3,556,004 shares of Series B had been issued as of December 31, 2007. As of December 31, 2009, 98% or 3,476,004 of the Series B shares had been converted into 1,738,002 common shares, leaving 80,000 Series B Preferred Shares outstanding.

Series C Contingent Convertible Preferred Stock
On December 29, 2008 our board of directors approved the terms of our Series C Preferred Stock and designated one share of preferred stock as Series C Preferred Stock. The single share of Series C Preferred Stock is convertible into 975,493 of our common shares, but only upon the Company increasing its authorized capital or additional shares of Company common stock becoming available for issuance. As of December 31, 2009 one share of our Series C Preferred Stock was outstanding.

Series D Contingent Convertible Preferred Stock
On July 6, 2009 we created a Series D Preferred Stock by filing an amendment to our Articles of Incorporation with the Colorado Secretary of State. Each share of Series D Preferred Stock is convertible into 2,500 shares of our common stock, but only upon the Company increasing its authorized capital or additional shares of Company common stock becoming available for issuance. During 2009 we issued 794,449 shares of our Series D Preferred Stock. As of December 31, 2009; 55,230 shares of our Series D Preferred Stock had been converted into 276,150 shares of our common stock leaving 739,219 shares of our Series D Preferred Stock outstanding.

Upon the 1-for-500 reverse stock split being effected the conversion rate of the Series D Preferred Stock will be proportionately adjusted to reflect the reverse stock split. The number of shares of Company common stock issued upon conversions of the Series D Preferred Stock noted above is reported giving effect to the 1-for-500 combination of our common stock (see Note I(3) – Subsequent Events – Approval of Reverse Stock Split).

On March 23, 2010, the shareholders approved a 1 for 500 reverse stock split of the company’s outstanding common stock. The company established April 28, 2010 as the effective date of the reverse stock split. The effect of the reverse split has been retroactively applied to all prior stock transactions of the company.

Note G – Related Party Transactions (Restated)

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president. As of December 31, 2007, the outstanding balance of these advances totaled $216,783. However, as of December 31, 2008, we also owed our president $216,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation at $60,000 each year in a cashless bonus and forgave $60,000 in accrued salary each year. This forgiveness was recorded as a contribution to paid-in capital on the restated financial statements. These notes net each other out and are not carried on the balance sheet.

F-28

        Our officers and directors made the following loans to the company during 2009 and 2008;

Date	Affiliated Lender	Loan Amount	(Repayment)	Outstanding Balance at Year end

2009
	Terry C. Turner	$30,000	$(30,000)	$-
	Tracy Madsen(A)	35,000	(35,000)	-
	Harlan (Mac) DeLozier	10,027	-	10,027
	Total	$ 75,027	$(65,000)	$10,027
2008
	Harlan (Mac) DeLozier	38,497	(49,847)	-
	Tracy Madsen(A)	27,000	(98,000)	-
	Total	$64,497	$(147,847)	$ -

(A)	Loans from Mr. Madsen were made from Avcon Services, Inc., a company owned and controlled by him. Avcon Services, Inc. was paid $7,772 in interest during 2009 for loans made to the company.

Deferred salary
As of December 31, 2009 and 2008 we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	2009	2008
Terry C. Turner	Chief Executive Officer	$113,549	$ 44,300
Tracy A. Madsen	Chief Financial Officer	50,166	44,167
Harlan M. (Mac) DeLozier	VP Bolivia Administration	35,542	52,451
Blane W. Wilson	Chief Operating Officer	15,900	-
Total		$215,157	$140,918

As of December 31, 2009, we have accrued $13,070 in interest on unpaid past due wages that will be paid at which time sufficient cash is available. Interest on accrued wages is included in accrued interest payable.

Note H – Commitments and Contingencies

Office Leases Our executive offices are located at 9661 South 700 East, Salt Lake City, Utah 84070. This suite of offices consists of three executive offices, a conference room, reception space, filing areas and copy and faxing facilities and are suitable for our needs. We pay $1,619 per month on the lease which expires on July 31, 2010. We are allowed to terminate the lease at any time for a $1,619 penalty plus a 30-day notice, which at this stage of the lease is our only obligation.

We also lease 35 square meters of office space located in Santa Cruz de la Sierra, Bolivia, which is our Bolivian headquarters. This lease expires February 15, 2010. We pay $188 per month for this lease as well as $200per month for 360 square meters of warehouse space in Santa Cruz, Bolivia. We believe that we would be released from both of our leases in Bolivia with minimal notice.

Location	Size	Monthly rent	Lease Expiration
Salt Lake City	1,183 square feet	$1,619	July 31, 2010
Santa Cruz, Bolivia	35 square meters	188	February 15, 2010
Warehouse, Santa Cruz, Bolivia	360 square meters	200	month to month
Total		$2,007

The following schedule shows the composition of total remaining commitments for office leases.

Years ending December 31,
2010	$11,915
2011	-
2012	-
2013	-
Thereafter	-
Total	$11,915

Rent expense for the years ended December 31, 2009 and 2008 was approximately $23,692 and $26,308respectively.

Legal Proceedings

GEII v. Queenstake Resources USA Inc., Yukon-Nevada Gold Corp., et al.

On June 10, 2009, we received a notice (the “Notice”) from Queenstake Resources USA, Inc. (“Queenstake USA”), the wholly owned subsidiary of Yukon-Nevada Gold Corp., (“MYNG”), advising us that Queenstake USA allegedly terminated the agreement between Golden Eagle and Queenstake USA regarding the operation of the Jerritt Canyon Mill. The Notice provided that Queenstake USA believed that the termination was effective immediately.

Also on June 10, 2009, Queenstake USA filed a complaint against us in the Fourth Judicial District Court of the State of Nevada for Elko County (Queenstake Resources USA, Inc.(Plaintiff) v. Golden Eagle International, Inc (Defendant).; Golden Eagle International, Inc. (Counterclaimant) v. Queenstake Resources USA, Inc. (Counter Defendant); Golden Eagle International, Inc. (Third Party Plaintiff) v. Francois Marland, John Does 1-10, Queenstake Resources, Ltd. and Yukon-Nevada Gold Corp. (Third-Party Defendants), case no. CVC-C-09-544 Dept 2). In the complaint, Queenstake USA alleges that Golden Eagle breached an agreement between the parties with respect to the operation of the Jerritt Canyon Mill; breached an implied covenant of good faith and fair dealing; and committed negligence in the operation of the Jerritt Canyon Mill. Further, in the complaint Queenstake USA sought a declaratory judgment that Golden Eagle is obligated to leave the Jerritt Canyon Mill site and cease operating the mill.

We believed then, and continue to believe, that Queenstake USA’s allegations are false and wholly without merit. On July 9, 2009, we filed an answer, counterclaim and third-party complaints. Our answer specifically denies those allegations made in the complaint filed (but never served) by Queenstake USA on June 10, 2009.

The matter is proceeding.

United Rentals Northwest, Inc. v. Golden Eagle International, Inc., Queenstake Resources USA, Inc., Yukon-Nevada Gold Corp., et. al.

On December 31, 2009 United Rentals Northwest, Inc. filed a complaint against us, Yukon-Nevada Gold Corporation and Queenstake Resources USA, Inc. in the Fourth District Court in Elko, Nevada. In its complaint United Rentals is seeking payment for construction rental equipment supplied to us, Yukon-Nevada Gold Corporation and Queenstake Resources USA in the amount of $52,845 plus attorney’s fees. A notice and claim of lien was recorded on the Jerritt Canyon mill on October 6, 2009.

On February 16, 2010, we filed an answer to this complaint in the Fourth District Judicial Court in Elko, Nevada. In our answer we allege that we had contracted with Queenstake Resources USA, Inc. and that Queenstake/YNG are responsible for payments to United Rentals Northwest, Inc. We believe that this matter has been settled by YNG and United Rentals, but have not formally been informed of the outcome and the Plaintiff’s complaint has not yet been dismissed.

Bright v. Golden Eagle International, Inc., Rocky Mountain Hospital and Medical Service, Anthem Blue Cross and Blue Shield, et. al.

On February 26, 2010, we were served with a complaint in the case of Bright v. Golden Eagle, et al., filed in the Fourth District Court of Elko County that alleges that we breached our employment agreement to Mr. Bright, who was our employee until June 10, 2010, by not maintaining his health insurance through the period in which his wife gave birth to the Bright’s child in the Rocky Mountain Hospital. The complaint alleges further that all of the defendants breached their various contractual obligations and duties to the Brights, were negligent in the failure to pay the Brights’ medical bills associated with the delivery of their child, and negligently and intentionally inflicted emotional distress on the Brights. Anthem Blue Cross and Blue Shield has sought to have this matter removed to the Federal District Court in Reno, Nevada. The case is ongoing and we have, and expect to continue to, defend this matter.

Note I – Subsequent Events

(1) Blane Wilson appointed Executive Mining Advisor for Klondex Mines Ltd.

In February 2010 our Chief Operating Officer Blane Wilson was appointed as Executive Mining Advisor, Nevada Operations, by Klondex Mines Ltd. (“KDX”). In that capacity Mr. Wilson will oversee KDX’s underground mining program at its Fire Creek high-grade gold deposit. However, Mr. Wilson will continue to serve as Golden Eagle’s COO, pursuant to his existing employment agreement with his primary focus on development efforts for the Company’s Gold Bar Mill located in Nevada.

(2) Transfer of control of Bolivian subsidiary

Effective March 10, 2010, we transferred control of our Bolivian operations and assets to an unaffiliated Swiss corporation by granting that Swiss corporation a power of attorney although we have not yet transferred ownership of those assets. The Swiss corporation has paid $112,000 to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia. The Swiss corporation has also paid us $50,000, and has further paid approximately $53,000 (out of its obligation of $100,000) to satisfy certain of our obligations in Bolivia.

Upon transfer of ownership of the properties to the Swiss corporation which is expected to occur in the second quarter of 2010 (if it should occur, of which there can be no assurance), the Swiss corporation is required to pay an additional $100,000 of our obligations to Bolivian creditors (for a total of $200,000); to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and to pay Golden Eagle a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary. The sale of Bolivian operations occurred during February 2010. AS the sale price designated a value of our Bolivian assets, we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,196,070.

We cannot offer any assurance that the Swiss corporation will fulfill its remaining payment obligations to us with respect to our Bolivian assets and operations. If we are unable to complete the sale of these assets and operations we will continue to hold them and explore other alternatives with respect them. However, if we are unable to complete the sale of these assets during 2010 we do not expect to engage in active exploration or mining operations in Bolivia and it is likely that the concessions will expire in March 2011 as we do not intend to pay the 2011 claims fees.

(3) Approval of Reverse Stock Split

On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split. Since that date we have taken steps to effect the reverse stock split, including filing an amendment to our Articles of Incorporation (which amendment became effective under Colorado law on April 28, 2010). We also notified the Financial Industry Regulatory Authority (“FINRA”) of the reverse split. On May 13, 2010, FINRA took all of the actions to reflect and process the reverse stock split. Our common stock has been trading on the OTC Bulletin Board with an “E” appended to our normal symbol, “MYNG,” because we failed to file our Form 10-K timely and thus were non-compliant with FINRA Rule 6530 (the “Eligibility Rule”). The filing of this Form 10-K should result in a removal of the “E” from our trading symbol.

When the reverse split was effected every 500 shares of our issued and outstanding common stock were automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Shareholders who are entitled to a fractional share will receive a whole share. Additionally, as a result of the reverse split the number of shares of our common stock that each of outstanding securities that are convertible into common stock will be proportionately reduced. The financial statements reflect the result of the 1-for-500 and indicate 3,950,102 and 3,071,795 common shares outstanding as of December 31, 2009 and December 31, 2008 respectively restated.

(4) Turner and Madsen Employment Agreements

On October 7, 2009, we entered into employment agreements with (a) Terry Turner, our Chief Executive Officer, President and Chairman (the “Turner Agreement”); and (b) Tracy Madsen, our Chief Financial Officer and Vice President (the “Madsen Agreement”). Both of these agreements were contingent on receiving shareholder approval. On March 23, 2010 our shareholders approved the terms of both the Turner Agreement and the Madsen Agreement, and each became effective and binding on that date.

(5) Adoption of the 2009 Revised Equity Compensation Plan

On March 23, 2010 our shareholders approved the adoption of the 2009 Equity Incentive Plan and the Revised 2009 Equity Incentive Plan and it became effective on that date. Seven hundred fifty million shares of Company common stock are reserved for issuance under this plan.

Management has reviewed all subsequent events through the date of the filing of this report and has found no additional subsequent events.

Note J – Restated Financial Statements

The Company's financial statements for the year ended December 31, 2008 have been restated to reflect the $60,000 annual forgiveness of accrued wages by Terry C. Turner, for the years 2004 through 2008 as an increase of additional paid in capital rather than a decrease in wages for each respective year.. The result of this restatement was a $300,000 increase in additional paid in capital, a $300,000 increase in the accumulated deficit and a $60,000 increase in wages expense that is included in general and administrative for the year ended December 31, 2008.

The following summarized financial statements compare of the Company's original and restated financial statements.

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008	Original	Restated

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$ 54,883	$ 54,883
Net accounts receivable	84,482	84,482
Prepaid expenses	70,027	70,027

Total current assets	209,392	209,392

PROPERTY AND EQUIPMENT
Mining equipment and property	733,353	733,353
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,414,997	1,414,997
Office equipment	137,356	137,356
Vehicles	116,182	116,182

	7,134,227	7,134,227
Less accumulated depreciation and impairment	(1,219,705)	(1,219,705)

Total property and equipment	5,914,522	5,914,522

Total Assets	$ 6,123,914	$ 6,123,914

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 281,232	$ 281,232
Deferred wages	205,092	205,092
Other notes payable	468,285	468,285
Related party payable	57,525	57,525
Debentures (net)	249,000	249,000
Accrued interest payable	65,857	65,857
Derivative liability	-	-

Total current liabilities	1,326,991	1,326,991

Convertible notes payable - net	61,605	61,605
Total long-term liabilities	61,605	61,605
Common stock payable	35,000	35,000
Commitments and contingencies	-	-

Total liabilities	1,423,596	1,423,596

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
819,220 and 345,961 issued and outstanding respectively	8,192	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
3,950,102 and 3,071,795 issued and outstanding shares, respectively	153,589	153,589
Additional paid-in capital	60,999,285	60,999,285
Accumulated (deficit)	(56,453,357)	(56,453,357)

Total stockholders' equity	3,600,855	4,700,318

Total Liabilities and Stockholders Equity	$ 6,123,914	$ 6,123,914

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Original	Restated

REVENUES	$ 596,443	$ 596,443
OPERATING EXPENSES
Production Costs	498,741	498,741
Exploration and development	174,710	174,710
General and administration	1,115,540	1,115,540
Bad debt expense	-	-
Depreciation and depletion	21,381	21,381

Total operating expenses	1,810,372	1,810,372

OPERATING I0NCOME (LOSS)	(1,213,929)	(1,213,929)

OTHER INCOME (EXPENSE)
Interest expense	(156,193))	(156,193)
Gain (loss) on sale of assets	13,096	13,096
Accretion of note discount	(246,845)	(246,845)
Other, net	130,043	130,043

Total other income (expense)	(482,453)	(482,453)

Loss before income taxes	(1,696,382)	(1,696,382)
Income taxes	-	-
NET (LOSS)	$(1,696,382)	$(1,696,382)

Basic and diluted (loss) per share	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	1,898,367,966	1,898,367,966

BACK TO TABLE OF CONTENTS