Form 10-Q
period 2010-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2010-05-24
CIK 869531

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

|_| Yes |X| No

At May 24, 2010, there were 6,547,368 shares of common stock outstanding, 80,000 shares of Series B Preferred Stock, 1 share of Series C Preferred Stock and 664,219 shares of our Series D Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended March 31, 2010 are attached hereto and incorporated by reference herein. Please refer to pages F-1 through F-8 following the signature page.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Golden Eagle International, Inc. is referred to herein as “we”, “our” or “us”.

Forward-looking statements and risks

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

The statements contained in this quarterly report on Form 10-Q that are not historical are “forward-looking statements” that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

o	our business and growth strategies;

o	our ability to successfully and economically explore for minerals;

o	our ability to clarify through the Nevada state courts our position relative to the operation of the Jerritt Canyon Mill after the termination of our mill operating agreement by Queenstake Resources USA, Inc. and to recover amounts owed to us for our prior operations;

o	our exploration and development prospects, projects and programs;

o	anticipated trends in our business;

o	our future results of operations;

o	the risk that any future payments that may derive from the transfer of operations in Bolivia to an unaffiliated third-party (discussed below in Item 2A)) may not pay out as anticipated or projected due to company risk, as well as country risk based on the fact that Bolivia is a country that is no longer supportive of foreign investment, especially investment from the United States;

o	our liquidity and ability to finance our activities;

o	market conditions in our industries; and

o	the impact of environmental and other governmental regulation.

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

The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this quarterly report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including:

o	the failure to obtain sufficient capital resources to fund our operations;

o	an inability to obtain the necessary permits to conduct our operations;

o	unsuccessful exploration activities;

o	a decline in prices of the commodities that we may produce at the Jerritt Canyon mill (if we are able to produce any);

o	the current worldwide economic climate which has reduced the availability of liquidity and credit available to companies, especially those without revenues or engaged in natural resources operations;

o	incorrect estimates of required capital expenditures;

o	unexpected increases in the cost of our operations as a result of general economic conditions or time delays;

o	impact of environmental and other governmental regulation, including delays in obtaining permits; and

o	hazardous and risky operations;

o	the possibility that we will not be restored to the Jerritt Canyon mill operations by Court order after having been terminated as the operator of that mill on June 10, 2009, that the court will order damages against us or will fail to order Queenstake or Yukon-Nevada Gold Corp. to pay the amounts due to us;

o	the possibility that we will not be able to successfully enter into a joint venture or other relationship with an industry partner that has gold resources for milling at our Gold Bar mill in Nevada;

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

Golden Eagle International, Inc. is referred to herein as “we”, “our”, or “us”.

Overview

Our corporate headquarters are in Salt Lake City, Utah.

A. Bolivia

Previously our operations were primarily focused on minerals exploration and mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia). However, in late 2008 we suspended these operations, and in March 2010 transferred control of our Bolivian assets and operations to an unaffiliated third party. We expect to transfer ownership of those assets and operations during the second quarter of 2010, although there can be no assurance that we will be able to complete the transactions with the purchaser.

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

Upon transfer of ownership of the properties to the Swiss corporation which is expected to occur in the second quarter of 2010 (if it should occur, of which there can be no assurance), the Swiss corporation is required to pay an additional $100,000 of our obligations to Bolivian creditors (for a total of $200,000); to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and to pay us a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary.

We cannot offer any assurance that the Swiss corporation will fulfill its remaining payment obligations to us with respect to our Bolivian assets and operations. If we are unable to complete the sale of these assets and operations we will continue to hold them and explore other alternatives with respect to them. However, if we are unable to complete the sale of these assets during 2010 we do not expect to engage in active exploration or mining operations in Bolivia and it is likely that the concessions will expire in March 2011 as we do not intend to pay the 2011 claims fees.

Although our Bolivian assets and operations were once the our primary focus , starting in late 2008 we have focused our operations primarily within the United States and, as noted above, in March 2009 reduced significantly our land holdings in Bolivia. We considered a number of factors when evaluating our options with respect to our Bolivian operations, including:

o	The re-election of Bolivia's president who has been inimical to U.S. investment in Bolivia and the current and continuing negative political and social environment relative to U.S. companies;

o	The Bolivian tax structure for mining companies that we believe would serve to limit the ability of our Bolivian operations to become profitable;

o	The current Bolivian administration's apparent commitment to enact a new mining law that creates a degree of uncertainty in the mining sector;

o	Our continuing difficulties in meeting our obligations in Bolivia and in the United States due to our significant working capital shortages and operating losses, including the likely loss of our mining claims due to our inability to pay the fees that, for example, were paid on March 1, 2010 by the unaffiliated third-party Swiss corporation mentioned above; and

o	Our need to focus its limited resources to more fully realize the potential of our 4,000 tpd Gold Bar gold mill, to seek out other mining and milling opportunities that may enhance our shareholders' value, and to continue seeking recovery of just compensation from our litigation with Yukon-Nevada Gold Corp. regarding its breach of our operating contract for the Jerritt Canyon gold mill north of Elko, Nevada.

Based in large part on the above factors, we believed it was in our best interests to sell our Bolivian assets and operations, and continue focusing our efforts and resources on our operations and assets within the United States. As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations, and hopes to transfer ownership of those assets during the second quarter of 2010 (of which there can be no assurance).

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

Going forward we expect to focus our operations primarily within the United States. Currently, and as further described in this report, we own a gold mill (the “Gold Bar Mill”) in Nevada and are exploring and evaluating various options with respect to that mill. The Gold Bar Mill has not operated for more than the past ten years (including our period of ownership since 2004).

Assets.

As of March 31, 2010, we had total net assets of 5,262,673 compared to total assets of $5,608,436 as of December 31, 2009. These assets include current assets, such as cash and prepaid expenses. Our current assets decreased to $1,046,731 as of March 31, 2010 from $1,234,453 as of December 31, 2009

Current Assets	March 31, 2010	December 31, 2009
Cash and cash equivalents	$ 126	$ 2,029
Net accounts receivable(1)	998,747	1,178,463
Prepaid expenses	47,858	53,961
Total current assets	$1,046,731	$1,234,453

(1)	Net accounts receivable are all due from Queenstake Resources, USA, Inc. for the reimbursement of expenses related to the operation of the Jerritt Canyon mill as well as our cost-plus administration fee. Accounts receivable totaled $2,026,876 less $1,078,129 for an allowance for uncollectible accounts for a net receivable from Queenstake Resources USA of $948,747. While we fully expect to recover payment for monies owed to Golden eagle by Queenstake, we have taken an allowance for bad debt in the event we are unable to collect the full amount. We cannot guarantee that we will be able to recover any funds due to Golden Eagle and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected.

Fixed Assets	March 31, 2010	December 31, 2009
Mining equipment	$ 395,503	$ 496,426
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,427,740	1,372,977
Office equipment	57,657	57,657
Accumulated depreciation and depletion and Impairment	(2,397,298)	(2,285,427)
Fixed assets net	$ 4,215,942	$ 4,373,983

Capital Expenditures and Requirements

Our capital commitments are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Accounts payable and accrued expenses	$1,707,512	$1,707,512	$-	$-
Deferred wages	385,633	385,633	-	-
Other notes payable	558,909	558,909	-	-
Related party payable	141,500	141,500	-	-
Accrued interest	248,092	248,092	-	-
Debentures payable	137,000	127,000	10,000	-
Building leases	3,238	3,238	-	-
Total contractual cash obligations	$3,181,884	$3,171,884	$ 10,000	$-

We have material capital commitments that will likely require us to obtain adequate financing to meet these obligations. Because of our lack of liquidity we may be unable to pay these capital commitments and as such they are subject to risks of default which could result in the forfeiture of property and mining claim rights. The occurrence of any such risks will negatively affect our operations and potential revenues. These commitments are:

1.	Our accounts payable and accrued expenses of $1,707,512, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $1,271,691 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake owes us $2,026,876 out of which we intend to pay our accounts payable. Queenstake has not made payments to us to cover these obligations incurred on their behalf. We have filed a complaint against Queenstake Resources USA in the Fourth Judicial District Court of the state of Nevada for Elko County to obtain payment to retire these obligations. A more detail description of this action is contained under part II, Item 1, Legal Proceedings. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. While we have booked an allowance for uncollectible accounts in the amount of $1,078,129. To the extent that we do not receive the cash payments from Queenstake USA timely, we may have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during that period by an additional $948,747. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us. In addition, $162,000 of the payable amount relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for the obligation or it will be assumed by the third party and will no longer be our obligation.

2.	Our deferred wages are payable in cash to our officers in the United States in the amount of $270,687 plus additional payroll taxes of $18,863. Of this amount, $96,082 is owed to employees in Bolivia and relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for this obligation or it will be assumed by the third party and will no longer be our obligation.

3.	We have other notes payable, including:

(a)	A note in the face amount of $220,000 payable to Casco Credit with an interest rate of 12%, which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not yet demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar Mill, and if the creditor declares a default the holder could attempt to foreclose against this asset. As of March 31, 2010, we had accrued $140,968 in interest on this note.

(b)	A note in the face amount of $33,000 payable to Casco Credit with and interest rate of 12%, which matured on February 21, 2010. We did not pay this note when it was due. The creditor has not yet demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar Mill, and if the creditor declares a default the holder attempt to foreclose against this asset.

(c)	A note in the face amount of $70,909 payable to Edmundo Arauz with an interest rate of 8% per annum which matures on December 31, 2010.

(d)	A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum which matured on March 31, 2010. We were unable to pay this amount when it became due.

(e)	A note payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009. On June 30, 2009 this note was converted into 5,500 shares of our Series D preferred stock. On December 24, 2009 we entered into a new note with Lonestar Equity Group upon the receipt of $220,000 in cash. This note carries an interest rate of 8% per annum and matures on December 31, 2010.

4.	Effective February 6, 2007 we issued Tracy Madsen, our Chief Financial Officer, a promissory note to cover the payment of contractual retention bonuses payable that we originally intended to pay through the issuance of our common stock. This note originally was for $50,000, had a term of 2 years, and was convertible into 11,112 shares of our common stock. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because in large part because we did not have sufficient amount of common stock available for issuance. On April 1, 2009 an additional $25,000 in stock owing to Mr. Madsen 55,556 shares was added to this note and on February 6, 2010 an additional $25,000 convertible into 55,556 shares was added to this note for a total $100,000. This note has been extended until July 31, 2010. As March 31, 2010 we had accrued $14,846 in interest on this note.

5.	As of December 31, 2009, we had convertible debentures outstanding totaling $127,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity. Two of these debentures matured on May 16, 2010 and July 7, 2010 and the other debenture in the face amount of $52,000 matured on March 19, 2010. By their terms each debenture, and its accrued interest, is convertible into restricted shares of our common stock. These debentures are convertible into a total of 298,824 shares of our restricted common stock. On February 3, 2010 we entered into an additional debenture totaling $10,000. This debenture matures on February 3, 2012 and carries an interest rate of 10% per annum. It is convertible into 44,445 shares of our restricted common stock.

As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture. The aggregate face amount of the outstanding debentures is $137,000. On the balance sheet they have been discounted by $18,542 to $118,458 as of March 31, 2010. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the quarter ended March 31, 2010, $23,208was accreted to financing costs.

6.	Our obligation to pay accrued interest on Items 2-4 in the amount of $248,092. Interest on these notes is expensed each quarter and accrued.

7.	Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which matures on July 31, 2010. We have the option of canceling the remaining lease by paying of one additional month’s rent.

8.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007. As of March 31, 2010, we owed Livstar $37,076 which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA and will decrease with any decrease in the management fee ultimately received by us from Queenstake. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

9.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of March 31, 2010, we owed Mr. Wilson $28,696 under this agreement, which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA and will decrease with any decrease in the management fee ultimately received by us from Queenstake. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

10.	While it is not a cash obligation, we have a commitment to pay $75,000 in stock to Harlan (Mac) DeLozier as part of his employment agreement for the years 2006, 2007 and 2008. Mr. Delozier is our Vice President of Bolivian Operations and a member of our Board of Directors. Additionally, as of March 31, 2010, we have accrued $12,882 in interest on this stock payable as we currently do not have sufficient shares to satisfy this obligation.

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

On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split. Since that date we have taken steps to effect the reverse stock split, including filing an amendment to our Articles of Incorporation (which amendment became effective under Colorado law on April 28, 2010) and notifying the Financial Industry Regulatory Authority (“FINRA”) of the reverse split. On May 13, 2010, subsequent to the end of the period being reported, FINRA took the necessary actions, and made the required notifications, to cause the reverse stock split to be reflected in the trading markets. Upon the reverse split being effected every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares.  No fractional shares are being issued in connection with the reverse stock split.  Shareholders who were entitled to a fractional share are entitled to receive a whole share. The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split. The number of common shares into which each of our outstanding series of Preferred Stock may be convertible into, as well as the shares of common stock underlying options, warrants and convertible debentures was proportionately reduced and the exercise prices of any warrants or options, and the conversion prices of any convertible debentures, was proportionately increased by the reverse stock split.

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

Fully diluted shares (as if the 1-for 500 reverse stock split were in effect)	For the three months ended March 31, 2010	For the year ended December 31, 2009

Basic shares outstanding	3,950,102	3,950,102
Series B preferred conversion	40,000	40,000
Series C preferred conversion	975,493	975,493
Series D preferred conversion	3,696,095	3,696,095
Convertible debentures & convertible notes payable	298,824	298,824
Stock payable	106,250	106,250
Stock options approved	240,531	203,829
Total	9,307,295*	9,270,593*
* Approximate, due to likely rounding errors.

Results of Operations

The following sets forth certain information regarding our results of operations for the three-month period ended March 31, 2010, compared with the same period in 2009.

(a) Three Months Ended March 31, 2010/Three Months Ended March 31, 2009

Revenues.   During the three months ended March 31, 2010, we generated revenues of $0 compared to $814,683 in revenue during the same 2009 period. All revenues generated during the three-month periods ended March 31, 2010 and 2009, were from our mill operating agreement with Queenstake Resources USA, Inc. (“Queenstake” the wholly owned subsidiary of Yukon-Nevada Gold Corp. [“YNG”]) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada (which agreement has been terminated by Queenstake USA as we have discussed above, as well as in Part II, Item 1 below). Through the termination of our mill operating agreement by Queenstake USA at the Jerritt Canyon mill we had 82 employees working on-site at the Jerritt Canyon mill performing duties related to its operation.

Production Costs. During the three-month period ending March 31, 2010, we had cost of goods sold of $0 related to expenses at our Jerritt Canyon mill operations. During the corresponding 2009 period we recorded production costs of $676,332.  Production costs during the three month period ended March 31, 2009 were to our operation contract with Queenstake Resources, USA. It should be noted that the production costs incurred during the three month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $25,318, to $16,510 for the three months ended March 31, 2010, from $41,828 for the comparable 2009 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia. Most exploration and development costs that were incurred were related to maintenance work conducted at our Gold Bar mill.

General & Administrative Expenses. General and administrative expenses increased by $1,567, to $270,612 for the three months ended March 31, 2010, from $269,045 during the three months ended March 31, 2009.  The increase in our general administrative expense is primarily attributable to the increase in legal expenses which were directly related to our litigation with Queenstake in order to recover monies owed to us as a result of the termination of our agreement to operate the Jerritt Canyon mill. We anticipate that additional legal expenses will be incurred during subsequent quarters until which time our legal action against Queenstake is settled. We cannot however provide an accurate estimate at this time as to the total amount of legal expenses that will be accrued. We also accrued additional expenses related to our solicitation for proxies and our shareholders meeting held on March 23, 2010.

Bad Debt Expense. Bad debt expense increased to $202,688 during the three months ended March 31, 2010 from $0 during the three month period ended March 31, 2009. This increase in bad debt expense was the result of an allowance for uncollectible Queenstake receivables of $202,688. Due to the suspension of our contract with Queenstake Resources USA and the subsequent lawsuit we cannot guarantee that we will be able to collect all fund s owed to us under the operating contract. We have entered an allowance of 10% of the outstanding receivable balance from Queenstake during the quarter for a total allowance for uncollectible receivables of $1,078,129. While we fully expect to recover payment for monies owed to Golden Eagle by Queenstake, we have taken an allowance for bad debt in the event we are unable to collect the full amount. We cannot guarantee that we will be able to recover any funds due to Golden Eagle and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $18,825 to $51 during the three months ended March 31, 2010, from $18,876 during the same period in 2009.  The decrease was the result of the impairment of virtually all fixed assets in Bolivia as of December 31, 2009, related to the sale of our Bolivian operations during the quarter ended March 31, 2010.

Operating Loss.  Operating loss increased by $298,461 to $489,859 for the three months ended March 31, 2010, from an operating loss of $191,398 for the three months ended March 31, 2009.  The increased loss was primarily due to the bad debt expense we accrued in the amount of $202,688 and legal fees related to the collection of Queenstake receivables. If the amounts due to us from Queenstake USA prove not to be collectible, or of delayed collectibility, we may not be able to recognize those amounts as revenues. Such a restatement of financial statements (if required) would increase our operating loss for the period by $998,747.

Interest Expense.  Interest expense for the three-month period ended March 31, 2010, increased by $33,115 to $53,533, from $20,418 during the same 2009 period.  The increase was primarily the result of penalty interest which accrued on our Casco notes payable. Loss on Sale of Assets.  During the quarter ended March 31, 2010, we incurred a net loss of $8,261 from the sale and disposition of assets in Bolivia. During the same 2009 period there was a $3,965 gain on the sale of fixed assets.

Accretion of Note Discount. During the three-month period ended March 31, 2010, we incurred $23,208 in costs related to the accretion of the discount on debentures and convertible notes payable compared to $36,923 during the same 2009 period. As of March 31, 2010, we had four Convertible Debentures outstanding totaling $137,000. . On the balance sheet they have been discounted by $18,542 to $118,458. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the three months ended March 31, 2010, $23,208 was accreted to financing costs.

Other Net Expenses and Income.  Other expenses net of other income for the quarter ended March 31, 2010, were $1,198 compared to other expense of $209,154 during the same 2009 period.

Net Loss.  Net loss for the three-month period ended March 31, 2010, increased by $176,894 to $630,822 from $453,928 during the same 2009 period.  The increase was primarily due to the increase in legal costs and the bad debt expense related to the collection of receivables from Queenstake.

Liquidity and capital resources

Our auditors issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2009 as we had a significant working capital deficit and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. Due to our working capital deficit of $2,113,272at March 31, 2010 and $1,649,318 at December 31, 2009, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital. We anticipate total operating expenditures of approximately $1,000,000 pending adequate financing over the next twelve months for general and administrative expenses.

Our cash balance of $126 as of March 31, 2010, is insufficient to meet these planned expenses. In order to continue to pay our expenses we may seek to raise additional cash by means of debt and/or equity financings. We have substantial commitments as summarized under our Capital Commitments and Requirements Section above that are subject to risks of default and forfeiture of property and mining rights. If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

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

On June 10, 2009 Queenstake USA notified us that it believed the Queenstake Agreement was terminated. We believe that Queenstake wrongfully attempted to terminate the Queenstake Agreement and are currently in litigation with Queenstake USA in which through our crossclaims we have asserted various legal claims against Queenstake USA (See, Item II, Part 1, Legal Proceedings below.). Based on statements in reports filed by Yukon Gold (Queenstake USA’s parent corporation) with the Securities and Exchange Commission, which we believe are false, we may assert additional claims against Yukon-Nevada Gold and/or Queenstake USA.

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

B. Bolivian Operations and Assets

As described above, although we owned certain prospects and assets in Bolivia through its 2009 fiscal year, as of March 10, 2010 we transferred control of these assets and operations (although retaining ownership). We hope to transfer ownership of these assets and operations during the second quarter of fiscal 2010 (of which there can be no assurance). Nevertheless the unaffiliated third party who acquired control of the Bolivian assets and which has contracted to obtain ownership is not in strict compliance with the terms of its agreement and, therefore, we cannot offer any assurance that the third party will complete its contractual obligations and obtain ownership of our Bolivian assets. If the third party defaults on its obligations, we will continue to seek other companies that may be interested in acquiring those assets. Unless circumstances in Bolivia and with respect to our financial condition change markedly between now and March 2011, we do not intend to pay the claims fees for our remaining properties which would be due on March 1, 2011. The following discussion sets forth information regarding our Bolivian operations since we still maintain ownership of those assets.

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

Bolivia’s also enacted new taxes in 2009 associated with the Bolivian Mining Code that we initially believed would be rescinded due to social pressure from the strong mining interests in western Bolivia, or would be invalidated by the Bolivian Supreme Court. However, it does not appear that those changes will not be rescinded or invalidated. Moreover, new taxes were recently added to the existing tax regimen and certain taxes were changed from being deductible against gross revenues to not being deductible. We believe that Bolivia’s current mining tax structure, at current international prices for gold, effectively levies a prohibitively high tax on U.S. based companies such as Golden Eagle to engage in mining operations in Bolivia.

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

While we did not conduct mining and milling operations at the C Zone mill during 2009, or through the end of the first quarter, March 31, 2010, we did continue to employ an onsite security and maintenance staff. To date in 2010 we have not conducted any active mining or milling operations with respect to our Bolivian assets or operations.

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

C. Plan of Operations

        Going forward we expect to focus on business operations on the following activities summarized below:

1.	Exploring and pursuing our options with respect to the Gold Bar Mill that we own in Nevada, which include potentially refurbishing the mill for active operations, selling the mill, and/or entering into a joint venture or other business relationship with respect to an active gold mining company in the area that may wish to utilize the mill. The region around the Gold Bar Mill has recently experienced increased gold mining activity as a result of the current international price for gold. We also believe that there is a milling shortage in the region that may present us an opportunity to recommence the Gold Bar mill operations on a contract basis as a tolling facility. We estimate that it will take approximately $1,000,000 to bring the Gold Bar Mill back into operation and able to accept contract milling and processing work, however, certain other or additional improvements could cost significantly more. We currently lack the necessary financial resources to refurbish the Gold Bar Mill. Identifying and executing upon a business opportunity with respect to the Gold Bar Mill will likely require us to raise a significant amount of capital.

2.	Continuing our on-going litigation with Queenstake USA to enforce our contractual rights, obtain monies we believe are due and owing from Queenstake USA, to obtain the award of damages, and recoup certain costs and expenses. Additional disclosure regarding the status of this litigation is set forth in Item II “Legal Proceedings” below.

3.	Finalizing the transfer of ownership of our Bolivian operations and assets. Following the transfer of ownership of these operations and assets we will no longer have any Bolivian operations or assets (and we expect that our outstanding obligations in Bolivia will be satisfied). If the Swiss corporation does not fulfill its various payment obligations to acquire these assets (as described above), we intend to explore other alternatives with respect to these operations and assets, although there can be no assurance that we will be able to identify and execute upon any such alternatives.

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

Impact of inflation and changing prices

We have not experienced any material impact from the effects of inflation during the last two annual operating periods or during the first three months of 2010.

Off balance sheet arrangements

None

Item 4T. Controls and procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of March 31, 2010, our disclosure controls and procedures needed to be declared as ineffective. The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures. The remedies for this situation are described below.

Management’s Report on Internal Control over Financial Reporting

Our     management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of March 31, 2010 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

o	The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting. We do have a separate CEO and CFO, however we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company. Until such time as we are able to install an audit comittee, we do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

o	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be will be strengthened to limit the possibility of any lapse in controls occurring. In light of the material weaknesses described above for the 2010 first quarter, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management intends to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our     management determined that there were no other changes made in our internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. There have been no changes to our internal control over financial reporting during the past quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    4.        Old Dominion Freight Line, Inc. v. Golden Eagle International, Inc. On April 15, 2010, Old Dominion Freight Line, Inc. (“Old Dominion”) filed a complaint in the Third District Court of Utah against us to collect $3,327.89 for freight charges on deliveries that Old Dominion made to the Jerritt Canyon mill north of Elko, Nevada. We filed an answer to Old Dominion’s complaint alleging mistake on Old Dominion’s part as to various specific allegations that it made in its complaint, and further asserting affirmative defenses that the matter should have been brought in Elko County, Nevada, were all of the acts complained of occurred and the location of all of the witnesses to the event. Moreover, we alleged that Old Dominion failed to join two indispensable parties, Queenstake Resources USA, Inc. and Yukon-Nevada Gold Corp., the real parties in interest and the ultimate beneficiaries of any consideration or service given by Old Dominion. The case is ongoing and we have, and expect to continue to, defend this matter.

Item 2. Unregistered sales of equity securities and use of proceeds.

1) Convertible Debentures

During the three month period ending February 3, 2010 we entered into a Convertible Debenture Agreement and issued a Convertible Debentures totaling $10,000 to Richard Newberg. This debenture carries an interest rate of 10% per annum payable at maturity and matures two years from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at $.225 per share.

In the sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We will place restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

2)     Subsequent Events.

    a)        Unregistered sales of equity securities and use of proceeds upon effective date of reverse split of common stock.

On May 13, 2010, subsequent to the end of the period being reported, the Financial Industry Regulatory Authority (“FINRA”) took the necessary actions, and made the required notifications, to cause the reverse stock split discussed below in Part II, Item 5(3), to be reflected in the trading markets. Upon the reverse split being effected, every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. On May 13, 2010, five of our debt holders elected to convert their promissory notes into our restricted common stock, and on May 19, 2010, one of our Series D preferred shareholders converted to our common stock. The details of these conversions are as follows:

On May 13, 2010, we issued 647,200 shares of our restricted common stock to Miguel Simon Guardia in exchange for a promissory note dated April 15, 2008, plus accrued interest, totaling $64,720. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 878,822 shares of our restricted common stock to Harlan McSpadden DeLozier in exchange for a promissory note first dated February 6, 2007, plus accrued interest, totaling $87,822. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 574,230 shares of our restricted common stock to Tracy A. Madsen in exchange for a promissory note dated February 6, 2007, plus accrued interest, totaling $57,423. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 151,970 shares of our restricted common stock to Sabrina Martinez in exchange for a promissory note dated September 20, 2009, plus accrued interest, totaling $15,197. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 270,044 shares of our restricted common stock to VHB International, Inc. in exchange for a promissory note dated April 14, 2008, plus accrued interest, totaling $27,004. The conversion was executed at $.10 per share.

On May 19, 2010, we issued 75,000 shares of our restricted common stock to Meridian International Holdings, S.A. in exchange for 15,000 shares of our Series D preferred stock with a post-reverse split exchange rate of 5 common shares for every Series D preferred share. The conversion was executed at $.20 per shares pursuant to the face conversion rate of the Series D preferred share.

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

    b)        Convertible Debenture Subsequent to the End of the Period.

On May 13, 2010 we rolled over a Convertible Debenture Agreement that had come due and payable, and issued a new Convertible Debentures that included the principal and interest from the initial debenture totaling $56,484.07 to the Dewey L. Williams Profit Sharing Plan and Trust. This debenture carries an interest rate of 10% per annum payable at maturity and matures one year from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at one half of the close of our share price on May 10, 2010, or $.10 per share.

In the sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We will place restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(1) Revised 2009 Equity Incentive Plan

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

2.           Executive Employment Agreements.

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

3. Reverse Stock Split

        On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split. Since that date we have taken steps to effect the reverse stock split, including filing an amendment to our Articles of Incorporation (which amendment became effective under Colorado law on April 28, 2010) and notifying the Financial Industry Regulatory Authority (“FINRA”) of the reverse split On May 13, 2010, subsequent to the end of the period being reported, FINRA took the necessary actions, and made the required notifications, to cause the reverse stock split to be reflected in the trading markets. Upon the reverse split being effected every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares.  No fractional shares are being issued in connection with the reverse stock split.  Shareholders who were entitled to a fractional share are entitled to receive a whole share. The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split. The number of common shares into which each of our outstanding series of Preferred Stock may be convertible into, as well as the shares of common stock underlying options, warrants and convertible debentures was proportionately reduced and the exercise prices of any warrants or options, and the conversion prices of any convertible debentures, was proportionately increased by the reverse stock split.

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

Fully diluted shares (as if the 1-for 500 reverse stock split were in effect)	For the three months ended March 31, 2010	For the year ended December 31, 2009
Basic shares outstanding	3,950,102	3,950,102
Series B preferred conversion	40,000	40,000
Series C preferred conversion	975,493	975,493
Series D preferred conversion	3,696,095	3,696,095
Convertible debentures & convertible notes payable	298,824	298,824
Stock payable	106,250	106,250
Stock options approved	240,531	203,829
Total	9,307,295*	9,270,593*
* Approximate, due to likely rounding errors.

4. Transfer of Control of Bolivian Subsidiary

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

        Although our Bolivian assets and operations were once the primary focus of the Company, starting in late 2008 we have focused our operations primarily within the United States and, as noted above, in March 2009 reduced significantly our land holdings in Bolivia. We considered a number of factors when evaluating our options with respect to our Bolivian operations, including:

o	The re-election of Bolivia's president who has been inimical to U.S. investment in Bolivia and the current and continuing negative political and social environment relative to U.S. companies;

o	The Bolivian tax structure for mining companies that Golden Eagle believes would serve to limit the ability of its Bolivian operations to become profitable;

o	The current Bolivian administration's apparent commitment to enact a new mining law that creates a degree of uncertainty in the mining sector;

o	Our continuing difficulties in meeting our obligations in Bolivia and in the United States due to our significant working capital shortages and operating losses, including the likely loss of our mining claims due to our inability to pay the fees that, for example, were paid on March 1, 2010 by the unaffiliated third-party Swiss corporation mentioned above; and

o	Golden Eagle's need to focus its limited resources to more fully realize the potential of our 4,000 tpd Gold Bar gold mill, to seek out other mining and milling opportunities that may enhance our shareholders' value, and to continue seeking recovery of just compensation from our litigation with Yukon-Nevada Gold Corp. regarding its breach of our operating contract for the Jerritt Canyon gold mill north of Elko, Nevada.

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

5.     Blane Wilson appointed Executive Mining Advisor for Klondex Mines Ltd.

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

GOLDEN EAGLE INTERNATIONAL,INC. (Golden Eagle) By: /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer Date: May 24, 2010

ge_10qsmar10-exh312

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2010 of Golden Eagle International, Inc.
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

By: /s/ Terry C. Turner —————————————— Terry C. Turner President, Principal Executive Officer May 24, 2010

EXHIBIT 31.2

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT OF 1934: RULES 13a-14, 13a-15, 15d-14, and 15d-15
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tracy A. Madsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2010 of Golden Eagle International, Inc.
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

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer May 24, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Terry C. Turner, President and Principal Executive Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 24, 2010 /s/ Terry C. Turner —————————————— Terry C. Turner President and Principal Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTIONS 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Eagle International, Inc. (“the Company”) on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Tracy A. Madsen, Vice President and Principal Accounting Officer, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Tracy A. Madsen —————————————— Tracy A. Madsen Principal Financial Officer May 24, 2010

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$ 126	$ 2,029
Net accounts receivable	998,747	1,178,463
Prepaid expenses	47,858	53,961

Total current assets	1,046,731	1,234,453

PROPERTY AND EQUIPMENT
Mining equipment and property	395,503	496,426
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,427,740	1,372,977
Office equipment	57,657	57,657

	6,613,239	6,659,399
Less accumulated depreciation and impairment	(2,397,298)	(2,285,417)

Total property and equipment	4,215,942	4,373,983

Total Assets	$ 5,262,673	$ 5,608,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,707,512	$ 1,733,283
Deferred wages	385,633	276,770
Other notes payable	558,909	508,909
Related party payable	141,500	75,000
Debentures (net)	118,458	95,250
Accrued interest payable	248,092	194,559

Total current liabilities	3,160,103	2,883,771

Convertible notes payable-net	-	-

Total long term liabilities	-	-

Common stock payable	75,000	85,000
Commitments and contingencies	-	-

Total Liabilities	3,235,103	2,968,771

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,819,220 and 819,220 issued and outstanding respectively	8,192	8,192
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;3,950,102 and 3,950,102 issued and outstanding shares, respectively restated	395	395
Additional paid-in capital	63,630,155	63,611,428
Accumulated (deficit)	(61,611,173)	(60,980,351)

Total stockholders' equity	2,027,570	2,639,665

Total Liabilities and Stockholders' Equity	$ 5,262,673	$ 5,608,436

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	March 31, 2010	March 31, 2009

REVENUES	$ -	$ 814,683

OPERATING EXPENSES
Production Costs	-	676,332
Exploration and development	16,510	41,828
General and administration	270,610	269,044
Bad debt expense	202,688	-
Depreciation and depletion	51	18,876

Total operating expenses	489,859	1,006,081

OPERATING INCOME (LOSS)	(489,859)	(191,398)

OTHER INCOME (EXPENSE)
Interest expense	(53,533)	(20,418)
Gain (loss) on sale of assets	(8,261)	3,965
Asset Impairment	(54,763)	-
Accretion of note discount	(23,208)	(36,923)
Other, net	(1,198)	(209,154)

Total other income (expense)	(140,963)	(262,530)

Loss before income taxes	(630,822)	(453,928)
Income taxes	-	-

NET (LOSS)	$ (630,822)	$ (453,928)

Dividends for preferred shareholders	-	-
NET (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$ (630,822)	$ (453,928)

Basic and diluted (loss) per share	(0.16)	(0.12)
Weighted average shares outstanding - basic and diluted	3,950,102	3,796,736

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows For the Three Months Ended (Unaudited)

	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(630,822)	$(453,928)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock payable for services	15,000	50,000
Bad debt expense	202,688	-
Depreciation	51	18,876
Accretion of note discount	23,208	36,923
Value of options granted	8,726	11,354
Gain (los) on disposition of assets	(8,261)	(3,964)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	179,716	(302,236)
Decrease (increase) in prepaid expense and other costs	6,103	9,035
Increase (decrease) in deferred wages	108,863	23,595
Increase (decrease) in accounts payable	(25,771)	251,908
Increase (decrease) in accrued interest	53,533	10,867

Net cash flows (used by) operating activities	(66,966)	(347,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(40,587)	178,774
Proceeds from sale of fixed assets	-	-

Net cash flows provided by (used) in investing activities	(40,587)	178,774

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	45,650	55,000
Repayments to related parties	-	(7,525))
Proceeds from other notes payable	50,000	54,160
Proceeds from debentures	10,000	-
Common stock sold	-	20,000

Net cash flows provided by financing activities	105,650	121,635

NET INCREASE (DECREASE) IN CASH	(1,903)	(47,161)
CASH - BEGINNING OF PERIOD	2,029	54,883

CASH - END OF PERIOD	$ 126	$ 7,722

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note b)
Preferred and common stock issued for debt	$ -	$ 189,221
Cash paid for

Interest	$ -	$ 9,258
Income taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the quarter ended March 31, 2010. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Except for the historical information contained in this Form 10-Q, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2009.

Note B — Organization and Nature of Business

Organization and Nature of Business
Golden Eagle International, Inc. (“we,” “us” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. From late 2008 until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States.

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

Additionally, as of December 31, 2009 we owned the following gold mills which are not currently in operation:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill (1)	Ascension de Guarayos, Bolivia	Owned

1 On March 10, 2010 control of the C Zone Mill was transferred to an unaffiliated Swiss corporation, although we retain ownership of the C Zone Mill. There can be no assurance that the unaffiliated third party will complete the acquisition of our Bolivian assets.

As of the 2009 year-end, we owned the following mineral prospects in Bolivia which are not currently in operation, but are being maintained (except as set forth in notes 1 and 2, below):

Precambrian Shield ²
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

We entered into an agreement with Queenstake USA to operate the Jerritt Canyon gold mill (the “Jerritt Canyon Mill”) located 50 miles north of Elko, Nevada on October 14, 2008. From mid September 2008 until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake USA, Inc. (“Queenstake USA”) in securing approval from the Nevada Division of Environmental Protection to restart milling operations. On March 25, 2009 approval was granted to recommence operations at the Jerritt Canyon Mill and operations recommenced on that day. However, on June 10, 2009 the agreement with Queenstake USA to operate the mill was purportedly terminated by Queenstake USA, and we are currently engaged in litigation in the Fourth District Court for Elko County, Nevada, which is still pending, to enforce our contractual rights. We have asserted cross claims for damages and performance obligations against Queenstake USA, Queenstake Resources, Ltd., the guarantor corporation on the agreement, Yukon-Nevada Gold Corp. (“YNG”), Queenstake USA’s parent corporation, and an investor in YNG who is a French national residing in Switzerland..

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

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we had a working capital deficit of $2,113,372 as of March 31, 2010 and we have incurred substantial losses of $61,611,173 since our inception. In addition, we discontinued operations at our C Zone mine and mill in December 2008. Our agreement with Queenstake USA to operate the Jerritt Canyon Mill was purportedly terminated by Queenstake USA on June 10, 2009, and we have not engaged in any revenue producing operations since that time. We can provide no assurance as to if or when we may generate revenues or recommence any milling operations.

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

Reclassifications
Certain amounts for the three months ended March 31, 2009 have been reclassified to conform to the March 31, 2010 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

Loss per share for the periods ended March 31,	2010	2009
Net loss available to common stock shareholders	$ (630,822)	$ (453,928)
Weighted average shares outstanding - basic and diluted	3,950,102	3,796,736
Basic and diluted (loss) per share	$ (.16)	$ (.12)

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded from the weighted average shares basic and diluted calculation. All of the information in the below table regarding the fully diluted outstanding capital of the Company gives effect to the 1-for-500 combination of our common stock (see Note L – Approval of Reverse Stock Split).

Stock equivalents considered but not included in fully diluted shares due to anti-dilusion for the three months ended March 31, 2010

	2009	2008
Series B conversion	40,000	40,000
Series C conversion	975,493	975,493
Series D conversion	3,696,095	3,696,095
Convertible debentures	298,824	298,824
Options	240,531	203,829
Common stock payable	106,250	106,250
Total	5,357,193	5,320,491

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Non-cash investing and financing transactions during the periods consist of the following:

Three Months ended March 31,	2010	2009
Issuance of common stock for the conversion of debt, payables and interest	$-	$302,919
Issuance of common stock for convertible debentures and interest (3)	-	20,000
Total	$-	$322,919

(1)	On January 28, 2009 we issued 364,000 shares of our restricted common stock to Jose Edmundo Arauz in exchange for $262,974 in debt at a price of $1.70 per share.

(2)	On January 28, 2009 we issued 117,734,972 shares of our restricted common stock to Nestor Dimas Perez in exchange for $39,945 in debt and $1,262 in accrued interest at a price of $1.70 per share.

(3)	On January 28, 2009 we issued 29,448,571 shares of our restricted common stock to Dewey Williams in exchange for $20,000 in debentures and $614 in accrued interest. Additionally we issued Mr. Williams 28,571,429 shares of our restricted common stock for $20,000 in cash.

Note E – Payables

1.	Our accounts payable and accrued expenses of $1,707,512, which include trade payables and general obligations. These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $1,271,691 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake owes us $2,026,876 out of which we intend to pay our accounts payable. Queenstake has not made payments to us to cover these obligations incurred on their behalf. We have filed a complaint against Queenstake Resources USA in the Fourth Judicial District Court of the state of Nevada for Elko County to obtain payment to retire these obligations. A more detail description of this action is contained under part II, Item 1, Legal Proceedings. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts. While we have booked an allowance for uncollectible accounts in the amount of $1,078,129. To the extent that we do not receive the cash payments from Queenstake USA timely, we may have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during that period by an additional $948,747. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us). We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us. In addition, 162,000 of the payable amount relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for the obligation or it will be assumed by the third party and will no longer be our obligation.

2.	Our deferred wages are payable in cash to our officers in the United States in the amount of $270,687 plus additional payroll taxes of $18,863. Of this amount, $96,082 is owed to employees in Bolivia and relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for this obligation or it will be assumed by the third party and will no longer be our obligation.

3.	We have other notes payable, including:

(a)	A note in the face amount of $220,000 payable to Casco Credit with an interest rate of 12%, which matured on March 24, 2009. We did not pay this note when it was due. The creditor has not yet demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar Mill, and if the creditor declares a default the holder could attempt to foreclose against this asset. As of December 31, 2009, we had accrued $140,968 in interest on this note.

(b)	A note in the face amount of $33,000 payable to Casco Credit with and interest rate of 12%, which matured on February 21, 2010. We did not pay this note when it was due. The creditor has not yet demanded payment or declared default. At the option of the holder, the holder may declare a default which will result in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar Mill, and if the creditor declares a default the holder attempt to foreclose against this asset.

(c)	A note in the face amount of $70,909 payable to Edmundo Arauz with an interest rate of 8% per annum which matures on December 31, 2010.

(d)	A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum which matured on March 31, 2010. We were unable to pay this amount when it became due.

(e)	A note payable to Lonestar Equity Group with an interest rate of 8% maturing on December 31, 2009. On June 30, 2009 this note was converted into 5,500 shares of our Series D preferred stock. On December 24, 2009 we entered into a new note with Lonestar Equity Group upon the receipt of $220,000 in cash. This note carries an interest rate of 8% per annum and matures on December 31, 2010.

4.	Effective February 6, 2007 we issued Tracy Madsen, our Chief Financial Officer a promissory note to cover the payment of contractual retention bonuses payable that we originally intended to pay through the issuance of our common stock. This note originally was for $50,000, had a term of 2 years, and was convertible 11,112 shares of our Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because in large part because we did not have sufficient amount of common stock available for issuance. On April 1, 2009 an additional $25,000 in stock owing to Mr. Madsen 55,556 was added to this note and on February 6, 2010 an additional $25,000 convertible into 55,556 shares was added to this note for a total $100,000. This note has been extended until July 31, 2010. As March 31, 2010 we had accrued $14,846 in interest on this note.

5.	As of December 31, 2009, we had convertible debentures outstanding totaling $127,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity. Two of these debentures matured on May 16, 2010 and July 7, 2010 and the other debenture in the face amount of $52,000 matured on March 19, 2010. By their terms each debenture, and its accrued interest, is convertible into restricted shares of our common stock. These debentures are convertible into a total of 298,824 shares of our restricted common stock . On February 3, 2010 we entered into an additional debenture totaling $10,000. This debenture matures on February 3, 2012 and carries an interest rate of 10% per annum. It is convertible into 44,445 shares of our restricted common stock.

As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture. The aggregate face amount of the outstanding debentures is $137,000. On the balance sheet they have been discounted by $18,542 to $118,458 as of March 31, 2010. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the quarter ended March 31, 2010, $23,208 was accreted to financing costs.

6.	Our obligation to pay accrued interest on Items 2-4 in the amount of $248,092. Interest on these notes is expensed each quarter and accrued.

7.	Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which matures on July 31, 2010. We have the option of canceling the remaining lease by paying of one additional month’s rent.,.

8.	Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007. As of June 30, 2009, we owed Livstar $37,203 which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

9.	Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract. As of June 30, 2009, we owed Mr. Wilson $28,722 under this agreement, which is included in our accounts payable. These commissions are only payable upon receipt of payment from Queenstake USA. We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

10.	While it is not a cash obligation, we have a commitment to pay $75,000 in stock to Harlan (Mac) DeLozier as part of his employment agreement for the years 2006, 2007 and 2008. Mr. Delozier is our Vice President of Bolivian Operations and a member of our Board of Directors. Additionally, as of September 30, 2009 we have accrued $12,882 in interest on this stock payable as we currently do not have sufficient shares to satisfy this obligation.

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

As of December 31, 2009, we had f convertible debentures outstanding totaling $127,000. Each of these debentures carries an interest rate of 8% per annum payable at maturity. Two of these debentures matured on May 16, 2010 and July 7, 2010 and the other debenture in the face amount of $52,000 matured on March 19, 2010. By their terms each debenture, and its accrued interest, is convertible into restricted shares of our common stock. These debentures are convertible into a total of 298,824 shares of our restricted common stock . On February 3, 2010 we entered into an additional debenture totaling $10,000. This debenture matures on February 3, 2012 and carries an interest rate of 10% per annum. It is convertible into 44,445 shares of our restricted common stock.

As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture. The aggregate face amount of the outstanding debentures is $137,000. On the balance sheet they have been discounted by $31,750 to $95,250. The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term. During the quarter ended March 31, 2010, $182,645 was accreted to financing costs.

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

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

2)     Subsequent Events.

a)     Unregistered sales of equity securities and use of proceeds upon effective date of reverse split of common stock.

On     May 13, 2010, subsequent to the end of the period being reported, the Financial Industry Regulatory Authority (“FINRA”) took the necessary actions, and made the required notifications, to cause the reverse stock split discussed below in Part II, Item 5(3), to be reflected in the trading markets. Upon the reverse split being effected, every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. On May 13, 2010, five of our debt holders elected to convert their promissory notes into our restricted common stock; and on May 19, 2010, one of our Series D preferred shareholders converted to our common stock. The details of these conversions are as follows:

On     May 13, 2010, we issued 647,200 shares of our restricted common stock to Miguel Simon Guardia in exchange for a promissory note dated April 15, 2008, plus accrued interest, totaling $64,720. The conversion was executed at $.10 per share.

On     May 13, 2010, we issued 878,822 shares of our restricted common stock to Harlan McSpadden DeLozier in exchange for a promissory note first dated February 6, 2007, plus accrued interest, totaling $87,822. The conversion was executed at $.10 per share.

On     May 13, 2010, we issued 574,230 shares of our restricted common stock to Tracy A. Madsen in exchange for a promissory note dated February 6, 2007, plus accrued interest, totaling $57,423. The conversion was executed at $.10 per share.

On     May 13, 2010, we issued 151,970 shares of our restricted common stock to Sabrina Martinez in exchange for a promissory note dated September 20, 2009, plus accrued interest, totaling $15,197. The conversion was executed at $.10 per share.

On     May 13, 2010, we issued 270,044 shares of our restricted common stock to VHB International, Inc. in exchange for a promissory note dated April 14, 2008, plus accrued interest, totaling $27,004. The conversion was executed at $.10 per share.

On     May 19, 2010, we issued 75,000 shares of our restricted common stock to Meridian International Holdings, S.A. in exchange for 15,000 shares of our Series D preferred stock with a post-reverse split exchange rate of 5 common shares for every Series D preferred share. The conversion was executed at $.20 per shares pursuant to the face conversion rate of the Series D preferred share.

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

b)     Convertible Debenture Subsequent to the End of the Period.

On     May 13, 2010 we rolled over a Convertible Debenture Agreement that had come due and payable, and issued a new Convertible Debentures that included the principal and interest from the initial debenture totaling $56,484.07 to the Dewey L. Williams Profit Sharing Plan and Trust. This debenture carries an interest rate of 10% per annum payable at maturity and matures one year from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at one half of the close of our share price on May 10, 2010, or $.10 per share.

In     the sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. We will place restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

1)     Convertible Debentures

During the three month period ending February 3, 2010 we entered into a Convertible Debenture Agreement and issued a Convertible Debentures totaling $10,000 to Richard Newberg. This debenture carries an interest rate of 10% per annum payable at maturity and matures two years from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at $.225 per share.

2)     Subsequent Events

    a)        Unregistered sales of equity securities and use of proceeds upon effective date of reverse split of common stock.

On May 13, 2010, subsequent to the end of the period being reported, the Financial Industry Regulatory Authority (“FINRA”) took the necessary actions, and made the required notifications, to cause the reverse stock split discussed below in Part II, Item 5(3), to be reflected in the trading markets. Upon the reverse split being effected, every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. On May 13, 2010, five of our debt holders elected to convert their promissory notes into our restricted common stock, and on May 19, 2010, one of our Series D preferred shareholders converted to our common stock. The details of these conversions are as follows:

On May 13, 2010, we issued 647,200 shares of our restricted common stock to Miguel Simon Guardia in exchange for a promissory note dated April 15, 2008, plus accrued interest, totaling $64,720. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 878,822 shares of our restricted common stock to Harlan McSpadden DeLozier in exchange for a promissory note first dated February 6, 2007, plus accrued interest, totaling $87,822. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 574,230 shares of our restricted common stock to Tracy A. Madsen in exchange for a promissory note dated February 6, 2007, plus accrued interest, totaling $57,423. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 151,970 shares of our restricted common stock to Sabrina Martinez in exchange for a promissory note dated September 20, 2009, plus accrued interest, totaling $15,197. The conversion was executed at $.10 per share.

On May 13, 2010, we issued 270,044 shares of our restricted common stock to VHB International, Inc. in exchange for a promissory note dated April 14, 2008, plus accrued interest, totaling $27,004. The conversion was executed at $.10 per share.

On May 19, 2010, we issued 75,000 shares of our restricted common stock to Meridian International Holdings, S.A. in exchange for 15,000 shares of our Series D preferred stock with a post-reverse split exchange rate of 5 common shares for every Series D preferred share. The conversion was executed at $.20 per shares pursuant to the face conversion rate of the Series D preferred share.

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

    b)        Convertible Debenture Subsequent to the End of the Period.

On May 13, 2010 we rolled over a Convertible Debenture Agreement that had come due and payable, and issued a new Convertible Debentures that included the principal and interest from the initial debenture totaling $56,484.07 to the Dewey L. Williams Profit Sharing Plan and Trust. This debenture carries an interest rate of 10% per annum payable at maturity and matures one year from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at one half of the close of our share price on May 10, 2010, or $.10 per share.

In the sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering, there was no general solicitation or general advertising involved in the offer or sale and the purchaser was an accredited investor. We will place restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Note H – Recent accounting pronouncements

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60”). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company does not believe this standard will have any impact on the financial statements.

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

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, “Subsequent Events”). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

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

Note I – Stock based compensation

(1)     As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with FASB ASC 718, “Accounting For Stock Based Compensation,” (prior authoritative literature: SFAS 123R) which requires the company to use the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to grant Mr. Wilson the following stock options:

(a)	Signing option. Mr. Wilson was granted a signing bonus in the form of an option on the date of the execution of his employment agreement. Subject to certain exceptions, the option is exercisable for a term of three years. Giving effect to the 1-for-500 combination of our common stock (see Note I(3) – Subsequent Events – Approval of Reverse Stock Split), the option has an exercise price of $3.59 and is exercisable to acquire 27,855 shares of our common stock . This option vested immediately upon grant.

(b)	Quarterly option bonus. We agreed to grant Mr. Wilson a quarterly bonus in the form of an option at each 90-day that he remains a Company employee. Subject to certain exceptions, each quarterly option has a three-year term, and permits Mr. Wilson may purchase that number of shares of Company common stock that could be purchased with $25,000 in cash (based on then current market conditions) at an exercise price equal to the average of the closing sales prices of our common stock for the 10 trading days prior to the date of grant. We expensed $87,800 during 2008 and $46,380 in 2009 in connection with the grant of these options. All of the information in the below table regarding the option prices and quantities give effect to the 1-for-500 combination of our common stock (see Note I(3) – Subsequent Events – Approval of Reverse Stock Split).

Date	Amount	Option Price	Quantity	Expiration
04/18/2008	$100,000	$3.59	27,855	4/18/2011
07/17/2008	25,000	3.36	7,440	7/172011
10/15/08	25,000	.1.63	15,337	10/15/2011
01/13/09	25,000.82		30,303	1/13/2012
04/13/09	25,000.78		32,051	4/13/2012
07/13/09	25,000.48		52,083	7/13/2012
10/13/09	25,000.64		38,760	10/13/2012
01/13/2010	25,000.66		37,878	1/13/2013
Total	$275,000		241,707

(2)     On March 27, 2009 our Board of Directors approved the Golden Eagle International, Inc. 2009 Equity Incentive Plan (the “Plan”). The Plan is intended to provide incentives to officers, employees and other persons, including consultants and advisers, who contribute to our success by offering them the opportunity to acquire an ownership interest in it or increase their ownership interest. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of its shareholders.

The Plan provides for a maximum of 1,500,000 post reverse split shares of common stock to be reserved to be issued upon the exercise of options (“Options”) or the grant of restricted stock awards (“Bonuses”). Adoption by the Board of Directors is contingent upon obtaining shareholder approval by March 26, 2010. The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options, which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

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

The exercise price of an Option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the Option, or in a combination of cash, shares and property. Unless otherwise stated by Board (or Committee) resolution, the Options can also be exercised pursuant to “net exercise” procedures which permit the fair market value of the Options (equal to the value of the underlying shares less the exercise price) to be used to pay the exercise price. The Board (or Committee) shall determine whether or not property other than cash or Common Stock or a net exercise may be used to purchase the shares underlying an Option and shall determine the value of the property received. The Plan provides that, unless otherwise provided by the Board (or the Committee), Options granted under the Plan survive a Change of Control (as that term is defined in the Plan) and for 18 months following a Change of Control if the holder is terminated as an employee of the Company without cause following a Change of Control

At the time of adoption of the Plan, the Board also granted certain options to a number of officers and key employees. The Options were granted subject to shareholder approval, and if the shareholders do not approve the Plan by March 26, 2010, the options granted to the officers and key employees will be lost. Assuming that our shareholders approve the Plan when presented, the Options granted have an exercise period of three years from the date of grant (that is, through March 26, 2012) at an exercise price of $.90 post reverse split per share (the average of the closing price for the 10 trading days prior to March 27, 2009, plus an additional 25% above that average price). The Board considered several factors in granting the options to our executives and key employees such as length of service; sacrifices made during the period of service, such as foregoing salary, personal operating loans made to us to allow us to continue in operation, voluntary reductions in salary, forgiveness of significant salary arrearages for the benefit of the Company, etc.; the past and ongoing contribution made to maintaining the Company in operation despite significant challenges, and to its recent successes in opening potential new avenues for progress. The following is a list of the options granted executive officers under the Plan:

Terry C. Turner, President, Chief Operating Officer and Chairman of the Board of Directors	400,000
Harlan (Mac) DeLozier, Vice President for Bolivian Operations and Director	200,000
Tracy A. Madsen, Vice President for U.S. Operations, Chief Financial Officer, Corporate Secretary and Treasurer	150,000

Alvaro Riveros, Director	20,000
Blane W. Wilson, Chief Operating Officer	160,000

Options to acquire 36,500,000 shares were granted on the same terms to persons who are neither executive officers nor directors of the Company. The Plan will be presented in more detail in a Proxy Statement when the shareholders’ consideration and approval for the Plan is sought at a future date.

Note J – Legal action

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

4. Old Dominion Freight

Note K – Transfer of control of Bolivian subsidiary

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

Upon transfer of ownership of the properties to the Swiss corporation which is expected to occur in the second quarter of 2010 (if it should occur, of which there can be no assurance), the Swiss corporation is required to pay an additional $100,000 of our obligations to Bolivian creditors (for a total of $200,000); to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and to pay Golden Eagle a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary. The sale of Bolivian operations occurred during February 2010. As the sale price designated a value of our Bolivian assets, we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,196,070 on the December 31, 2009 financial statements.

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

Note L – Approval of reverse stock split

On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split. Since that date we have taken steps to effect the reverse stock split, including filing an amendment to our Articles of Incorporation (which amendment became effective under Colorado law on April 28, 2010). We also notified the Financial Industry Regulatory Authority (“FINRA”) of the reverse split. As of May 11, 2010, FINRA had not has not yet taken all of the actions to reflect and process the reverse stock split. Our common stock has been trading on the OTC Bulletin Board with an “E” appended to our normal symbol, “MYNG,” because we failed to file our Form 10-K timely and thus were non-compliant with FINRA Rule 6530 (the “Eligibility Rule”). We are taking actions requested by FINRA in an effort to cause the reverse stock split to be reflected in the trading markets.

Upon the reverse split being effected every 500 shares of our issued and outstanding common stock will be automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares will be issued in connection with the reverse stock split. Shareholders who will be entitled to a fractional share will receive a whole share. Additionally, as a result of the reverse split the number of shares of our common stock that each of outstanding securities that are convertible into common stock will be proportionately reduced. The financial statements reflect the result of the 1-for-500 and indicate 3,950,102 and 3,071,795 common shares outstanding as of December 31, 2009 and December 31, 2008 respectively restated.

Note M – Turner and Madsen Employment Agreements

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

Note N – Blane Wilson appointed Executive Mining Advisor for Klondex Mines Ltd.

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

Back to Table of Contents