Form 10-Q/A
period 2010-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2010-05-25
CIK 869531

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

None.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(1) Revised 2009 Equity Incentive Plan

On October 7, 2009 our Board of Directors approved the Golden Eagle International, Inc. 2009 Revised Equity Incentive Plan (the “Plan”). The Plan is intended to provide incentives to officers, employees and other persons, including consultants and advisers, who contribute to our success by offering them the opportunity to acquire an ownership interest in it or increase their ownership interest. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of its shareholders.

The Plan provides for a maximum of 750,000,000 shares of common stock to be reserved to be issued upon the exercise of options (“Options”) or the grant of restricted stock awards (“Bonuses”). Adoption by the Board of Directors is contingent upon obtaining shareholder approval by October 7, 2010. The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options, which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

Shareholder approval was received on March 23, 2010.

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

        The exercise price of an Option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the Option, or in a combination of cash, shares and property. Unless otherwise stated by Board (or Committee) resolution, the Options can also be exercised pursuant to “net exercise” procedures which permit the fair market value of the Options (equal to the value of the underlying shares less the exercise price) to be used to pay the exercise price. The Board (or Committee) shall determine whether or not property other than cash or Common Stock or a net exercise may be used to purchase the shares underlying an Option and shall determine the value of the property received. The Plan provides that, unless otherwise provided by the Board (or the Committee), Options granted under the Plan survive a Change of Control (as that term is defined in the Plan) and for 18 months following a Change of Control if the holder is terminated as an employee of the Company without cause following a Change of Control

        At the time of adoption of the Plan, the Board also granted certain options to a number of officers and key employees. The Options were granted subject to shareholder approval, and if the shareholders do not approve the Plan by October 7, 2010, the options granted to the officers and key employees will be lost. The shareholers approved the plan on March 23, 2010. The Options granted have an exercise period of three years from the date of grant (that is, through October 7, 2012) at an exercise price of $0.55 per share (the average of the closing price for the 10 trading days prior to October 7, 2009, plus an additional 25% above that average price). The Board considered several factors in granting the options to our executives and key employees such as length of service; sacrifices made during the period of service, such as foregoing salary, personal operating loans made to us to allow us to continue in operation, voluntary reductions in salary, forgiveness of significant salary arrearages for the benefit of the Company, etc.; the past and ongoing contribution made to maintaining the Company in operation despite significant challenges, and to its recent successes in opening potential new avenues for progress. The following is a list of the options granted executive officers under the Plan:

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

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

1)	Convertible Debentures

During the three month period ending March 31, 2010, on February 3, 2010, we entered into a Convertible Debenture Agreement and issued a Convertible Debenture totaling $10,000 to Richard Newberg. This debenture carries an interest rate of 10% per annum payable at maturity and matures two years from the date of the debenture. The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at $.225 per share.

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

(2)     On October 7, 2009 our Board of Directors approved the Golden Eagle International, Inc. 2009 Revised Equity Incentive Plan (the “Plan”). The Plan is intended to provide incentives to officers, employees and other persons, including consultants and advisers, who contribute to our success by offering them the opportunity to acquire an ownership interest in it or increase their ownership interest. The Board of Directors believes that this also will help to align the interests of our management and employees with the interests of its shareholders.

The Plan provides for a maximum of 1,500,000 post reverse split shares of common stock to be reserved to be issued upon the exercise of options (“Options”) or the grant of restricted stock awards (“Bonuses”). Adoption by the Board of Directors is contingent upon obtaining shareholder approval by October 7, 2010. The Plan includes two types of Options. Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) are referred to as “Incentive Options.” Options, which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Plan, are the outright issuance of shares of Common Stock.

On March 23, 2010 we received shareholder approval of the Plan.

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

The exercise price of an Option may be paid in cash, in shares of our Common Stock or other property having a fair market value equal to the exercise price of the Option, or in a combination of cash, shares and property. Unless otherwise stated by Board (or Committee) resolution, the Options can also be exercised pursuant to “net exercise” procedures which permit the fair market value of the Options (equal to the value of the underlying shares less the exercise price) to be used to pay the exercise price. The Board (or Committee) shall determine whether or not property other than cash or Common Stock or a net exercise may be used to purchase the shares underlying an Option and shall determine the value of the property received. The Plan provides that, unless otherwise provided by the Board (or the Committee), Options granted under the Plan survive a Change of Control (as that term is defined in the Plan) and for 18 months following a Change of Control if the holder is terminated as an employee of the Company without cause following a Change of Control

At the time of adoption of the Plan, the Board also granted certain options to a number of officers and key employees. The Options were granted subject to shareholder approval, and if the shareholders do not approve the Plan by October 7, 2010, the options granted to the officers and key employees will be lost. The shareholders approved the Plan on March 23, 2010. The Options granted have an exercise period of three years from the date of grant (that is, through March 26, 2012) at an exercise price of $.55 post reverse split per share (the average of the closing price for the 10 trading days prior to October 7, 2009, plus an additional 25% above that average price). The Board considered several factors in granting the options to our executives and key employees such as length of service; sacrifices made during the period of service, such as foregoing salary, personal operating loans made to us to allow us to continue in operation, voluntary reductions in salary, forgiveness of significant salary arrearages for the benefit of the Company, etc.; the past and ongoing contribution made to maintaining the Company in operation despite significant challenges, and to its recent successes in opening potential new avenues for progress. The following is a list of the options granted executive officers under the Plan:

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

Note J – Legal action

    1.        GEII v.Queenstake Resources USA, Inc., Yukon-Nevada Gold Corp., et al. On June 10, 2009, we received a notice (the “Notice”) from Queenstake Resources USA, Inc. (“Queenstake USA”), the wholly owned subsidiary of Yukon-Nevada Gold Corp., (“YNG”), advising us that Queenstake USA allegedly terminated the agreement between Golden Eagle and Queenstake USA regarding the operation of the Jerritt Canyon Mill. The Notice provided that Queenstake USA believed that the termination was effective immediately.

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