Form 10-Q
period 2010-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2010-08-20
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-23726

GOLDEN EAGLE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

9661 South 700 East, Salt Lake City, UT  84070
(Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320

Former Address if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒  No

At August 11, 2010 there were 8,108,778 shares of common stock outstanding, 80,000 shares of Series B Preferred Stock, 1 share of Series C Preferred Stock and 652,219 shares of our Series D Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended June 30, 2010 are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-20 following the signature page.

Item 2. Management's discussion and analysis of financial condition and results of operations

Throughout this Quarterly Report on Form 10-Q Golden Eagle International, Inc. is referred to as “we”, “our”, “us”, the “Company” and “Golden Eagle”.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended).  These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, regulations of the Securities and Exchange Commission, and common law.

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, including those set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.  Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview; Plan of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

A.	U.S. Operations and Assets

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 tpd Gold Bar CIP gold mill (the “Gold Bar Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore our options related to the mill in Nevada. The Gold Bar Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only significant asset (not including the Bolivian assets which are under contract for sale).

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

–	Engaging in a joint venture or other strategic transaction with other parties that may be able to produce ore from their mines and wish to utilize the mill, and

–	An outright sale either for cash, or stock and other consideration.

Our ability to accomplish any of the foregoing is contingent on our obtaining sufficient financing and identifying a joint venture partner or a suitable buyer.  We anticipate the minimum cost of refurbishing the Gold Bar Mill and completing the permitting process necessary to bring it into operation to be in excess of $10 million.  Because the Gold Bar Mill is our principal remaining asset (other than cash and other current assets and our litigation), shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill.

If we seek to commence a toll processing or a joint venture operation at the Gold Bar Mill, we would be required to obtain numerous permits from both the federal government and the State of Nevada, which would be time consuming and expensive.  If we are able to recommence operations or engage in a joint venture with respect to the Gold Bar Mill we expect that we would be performing milling operations and/or toll milling on behalf of a third party and thus it is not likely we would be engaged in the actual sale or distribution of products.   Although we believe there is a shortage of gold mills in the area of the Gold Bar Mill, there are other companies in the general area providing milling and toll refining services in the area including Barrick Gold Corporation, Newmont Mining, Ltd. and Yukon-Nevada Gold Corp., who have greater financial resources and a longer history of operations than we do.

The Jerritt Canyon Gold Mill

As part of our program of diversification into north-central Nevada, on October 14, 2008 we entered into a Mill Operating Agreement (the “Queenstake Agreement”) with Queenstake USA, to operate the 4,000 ton-per-day (tpd) Jerritt Canyon CIL gold mill located 50 miles north of Elko, Nevada  (the “Jerritt Canyon Mill”). The Jerritt Canyon Mill shut down in August 2008 due to certain mechanical and labor issues, and in September 2008, pursuant to a verbal agreement with Queenstake USA, we undertook the maintenance and environmental regulatory compliance operations at the Jerritt Canyon Mill with the aim of bringing it back on-line in full operation.   From October 2008 through May 2009, we engaged in maintenance, environmental compliance, and other operations prior to the recommencement of operations at the Jerritt Canyon Mill.  On March 25, 2009, the Nevada Division of Environmental Protection authorized the restart of operations at the Jerritt Canyon Mill. At that time, in reliance on Queenstake USA’s representations and actions that it intended to restart milling operations, we began hiring additional personnel. As of June 10, 2009 we had 90 employees working for us at the Jerritt Canyon Mill.

On June 10, 2009 Queenstake USA notified us that it believed the Queenstake Agreement was terminated.  We believe that Queenstake wrongfully attempted to terminate the Queenstake Agreement and are currently in litigation with Queenstake USA in which through our cross-claims we have asserted various legal claims against Queenstake USA.  We are currently in negotiations with Queenstake Resources USA and Yukon Nevada Gold Corp., and we hope to settle the legal action.

During the six months ended June 30, 2010 we did not engage in any business operations with respect to the Jerritt Canyon Gold Mill, and we do not expect to engage in any operations at the Jerritt Canyon Mill in the future.

B.	Bolivia

In and before 2008, our operations were primarily focused on minerals exploration and mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia).   Although our Bolivian assets and operations were once our primary focus , starting in late 2008 we have focused our operations primarily within the United States and, as noted above, in March 2009 reduced significantly our land holdings in Bolivia.  We considered a number of factors when evaluating our options with respect to our Bolivian operations, including:

•	The re-election of Bolivia’s president who has been inimical to U.S. investment in Bolivia and the current and continuing negative political and social environment relative to U.S. companies;

•	The Bolivian tax structure for mining companies that we believe would serve to limit the ability of our Bolivian operations to become profitable;

•	The current Bolivian administration’s apparent commitment to enact a new mining law that creates a degree of uncertainty in the mining sector;

•
Our continuing difficulties in meeting our obligations in Bolivia and in the United States due to our significant working capital shortages and operating losses, including the likely loss of our mining claims due to our inability to pay the fees that, for example, were paid on March 1, 2010 by the unaffiliated third-party Swiss corporation mentioned above; and

•
Our need to focus our limited resources on developing or otherwise monetizing the Gold Bar Mill and seek to try to identify other mining and milling opportunities that may enhance our shareholders’ value, and to  finally resolve our litigation with Queenstake USA.

Based in large part on the above factors, we believed it was in our best interests to sell our Bolivian assets and operations, and continue focusing our efforts and resources on our operations and assets within the United States.  As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations (but not title to the assets) to an unrelated Swiss corporation.  We expected to complete the transfer of these assets and operations during the quarter ended June 30, 2010 but to date have not been able to do so, since the Swiss corporation has not fulfilled all of its agreed upon obligations.  To date the Swiss corporation has paid:

•	$112,000 to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia;
•	$50,000 to us, which we have used for working capital in the United States; and
•	approximately $53,000 (out of its obligation of $100,000) to satisfy certain of our obligations in Bolivia, leaving a balance currently due (for the benefit of our Bolivian creditors) of $47,000.

Upon transfer of ownership of the properties to the Swiss corporation the Swiss corporation is required to:

▪	pay an additional $100,000 of our obligations to Bolivian creditors (for a total of $200,000);

▪	to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and

▪
pay us a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

As of the date of this report the Swiss corporation has not completed its payment obligations as agreed, and consequently we continue to show these obligations on our financial statements.  Based on recent discussions with the Swiss corporation, we believe that the buyer will pay these obligations during the quarter ending September 30, 2010; however, we can offer no guarantees that they will do so. If the buyer does not pay these obligations then we will be required to pay our Bolivian obligations when (and if) funds to do so become available.  If the Swiss corporation does not comply with its obligations under the existing agreements or offer suitable consideration for the negotiation of new agreements, we may elect to terminate the existing agreements and seek other methods of disposing of our Bolivian assets and operations.  If we are unable to complete the sale of these assets during 2010 we do not expect to engage in active exploration or mining operations in Bolivia and it is likely that the concessions will expire in March 2011 as we do not intend to pay the 2011 claims fees.

C.	Anticipated Operations.

Going forward we expect to focus on business operations on the following activities summarized below:

1.
Exploring and pursuing our options with respect to the Gold Bar Mill.   We currently lack the necessary financial resources to refurbish the Gold Bar Mill.   Identifying and executing upon a business opportunity with respect to the Gold Bar Mill will likely require us to raise a significant amount of capital.

2.
Continuing our on-going litigation with Queenstake USA to enforce our contractual rights, obtain monies we believe are due and owing from Queenstake USA, to obtain the award of damages, and recoup certain costs and expenses or, alternative, settle those claims in a manner determined to be in our best interests.

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

Assets

As of June 30, 2010, we had total net assets of $5,162,669 compared to total assets of $5,608,436 as of December 31, 2009.  Our current assets decreased to $946,779 as of June 30, 2010 from $1,234,453 as of December 31, 2009

Current Assets	June 30, 2010	December 31, 2009

Cash and cash equivalents	$4,900	$2,029
Net accounts receivable(1)	895,901	1,178,463
Prepaid expenses	45,977	53,961

Total current assets	$946,779	$1,234,453

(1)
Net accounts receivable are all due from Queenstake USA, for the reimbursement of expenses related to the operation of the Jerritt Canyon Mill as well as an administration fee. As of June 30, 2010 our accounts receivable totaled $1,974,030 less $1,078,129 for an allowance for uncollectible accounts for a net receivable of $895,901.  While we are optimistic that we will be able to recover payment for monies we believe are owed to us by Queenstake USA, we have taken an allowance for bad debt in the event we are unable to collect the full amount.  We cannot guarantee that we will be able to recover any funds that we believe are due, and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected.

Fixed Assets
	June 30, 2010	December 31, 2009
Mining equipment	$395,503	$496,426
Gold Bar mill and plant (idle)	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,427,740	1,372,977
Office equipment	57,657	57,657
Accumulated depreciation and depletion and Impairment	(2,397,349)	(2,285,427)
Fixed assets net	$4,215,891	$4,373,983

Capital Expenditures and Requirements

Our capital commitments as of June 30, 2010 are set out below:

Contractual Cash Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years
Accounts payable and accrued expenses	$1,669,792	$1,669,792	$-	$-
Deferred wages	421,023	421,023	-	-
Other notes payable	568,800	568,800
Related party payable	98,400	98,400	-	-
Accrued interest	336,533	336,533	-	-
Debentures payable, net	96,458	86,458	10,000	-
Building leases	1,100	1,100	-	-
Total contractual cash obligations	$3,192,104	$3,182,104	$10,000	$-

We have material capital commitments that will likely require us to obtain adequate financing to meet these obligations.  Because of our lack of liquidity we may be unable to pay these capital commitments and as such we are subject to the risk of being declared in default which could result in claims against our remaining assets, which ultimately would likely negatively affect our operations and potential revenues. These commitments are:

1.
Our accounts payable and accrued expenses of $1,669,792, which include trade payables and general obligations.  These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $218,846 is related to accounts and wages payable we incurred while we were the operator of the Jerritt Canyon Mill.  We are reliant on payments from Queenstake USA to meet these obligations.   Queenstake USA has not made payments to us to cover obligations we incurred on their behalf and currently we are involved in litigation in an attempt to resolve various issues with Queenstake USA.  To the extent that we do not receive the cash payments from Queenstake USA timely, we may have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during that period by an additional $948,747. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us).  We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.  In addition, $162,000 of the payable amount relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for the obligation or it will be assumed by the third party and will no longer be our obligation.

2.
Our deferred wages are payable in cash to our officers in the United States in the amount of $298,716 plus additional payroll taxes of $26,225.  Additionally, $96,082 is owed to employees in Bolivia and relates to our Bolivian operations which we have sold to an unaffiliated third party. If the sale of our Bolivian assets and operations is completed (of which there can be no assurance), we expect that our obligations to any Bolivian employees will be paid by the purchaser or the obligation will be assumed by the third party.

3.	We have notes payable, including:

(a)
A note in the face amount of $220,000 payable to Casco Credit with an interest rate of 12%, which matured on March 24, 2009.  We did not pay this note when it was due.  The creditor has not yet demanded payment: however, it has declared the note to be in default.  By declaring the note to be in default, the note now accrues interest at a default rate of 5% per month.  This note is secured by our Gold Bar Mill, and the creditor could attempt to foreclose against this asset, however it has made no attempt to do so at this time.  As of June 30, 2010, we had accrued $256,189 in interest on this note.

(b)
A note in the face amount of $33,000 payable to Casco Credit with and interest rate of 12%, which matured on February 21, 2010.  We did not pay this note when it was due.  The creditor has not yet demanded payment; however, it has declared the note to be in default.  By declaring the note to be in default, the note now accrues interest at a default rate of 5% per month.  This note is secured by our Gold Bar Mill, the creditor the holder could attempt to foreclose against this asset however it has made no attempt to do so at this time. As of June 30, 2010 we have accrued $8,403 in interest on this note.

(c)
A note in the face amount of $60,000 payable to Miguel Simon Guardia with an interest rate of 8% per annum which matures on December 31, 2010. As of June 30, 2010 we have accrued $121 in interest on this note.

(d)
A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum which matured on March 31, 2010.   We were unable to pay this amount when it became due. As of June 30, 2010 we have accrued interest in the amount of $960 on this note.

(e)
A note payable totaling $240,800 payable to Lone Star Equity Group with an interest rate of 8% maturing on December 31, 2010.  This note is secured by our Gold Bar mill. As of June 30, 2010 we have accrued $10,228 in interest on this note.

4.	We have notes payable to related parties totaling $98,400.

(a)
Effective February 6, 2007 we issued Tracy Madsen, our Chief Financial Officer, a promissory note to cover the payment of bonus that we originally intended to pay through the issuance of our common stock.  This note originally was for $50,000, had a term of 2 years, and was convertible into 11,112 shares of our common stock. Our Board of Directors elected to use a convertible promissory note to meet this commitment because at the time we did not have sufficient amount of common stock available to pay the bonus.   On April 1, 2009 an additional $25,000 in stock owing to Mr. Madsen convertible into 55,556 shares was added to this note and on February 6, 2010 an additional $25,000 convertible into 55,556 shares was added to this note for a total $100,000.  On May 13, 2010 $50,000 in principal and $7,423 in interest was converted into 574,230 shares of our restricted common stock. The remaining balance on the note in the amount of $50,000 has been extended until September 30, 2010.  This note is payable to the note holder in cash or stock at the discretion of the note holder.  As June 30, 2010 we had accrued $8,892 in interest on this note.

(b)
Two notes payable in the amount of $48,400 payable to Avcon Services, Inc. a company controlled by our Chief Financial Officer. The first note in the amount of $33,000 matured on April 1, 2010 and carries a default rate of 5% per month until paid in full. The second note matures on August 1, 2010.  These notes are secured by the Gold Bar Mill. As of June 30, 2010 we had accrued interest in the amount of $7,704 on theses notes.

5.	As of June 30, 2010, we had four convertible debentures outstanding totaling $115,000.

(a)
A convertible debenture in the amount of $50,000,  payable to the John Saunders Trust which  carries an interest rate of 8% per annum payable at maturity (being July 7, 2010) and is convertible into 50,000 shares of our common stock. As of June 30, 2010 we had accrued interest in the amount of $7,890 on this convertible debenture.

(b)
A convertible debenture in the amount of  $52,000 payable to the Dewey Williams Profit Sharing Plan and Trust which  carries an interest rate of 10% per annum payable at maturity on May 13, 2011 and is convertible into 1,040,000 shares of our common stock. This debenture is made up of $52,000 in principal from a previous debenture which matured on March 18, 2010. The principal and accrued interest of $4,484 from the old debenture was combined and converted into this new debenture.  This debenture is secured by our Gold Bar Mill. As of June 30, 2010 we had accrued to interest of $5,196 on this convertible debenture.

(c)
A convertible debenture in the amount of $3,000 payable to Dewey Williams which carries an interest rate of 10% per annum payable at maturity on June 8, 2011 and is convertible into 20,000 shares of our common stock. This debenture is secured by our Gold Bar mill. As of June 30, 2010 we had accrued $28 in interest on this convertible debenture.

(d)
A convertible debenture in the amount of $10,000 payable to Richard Newberg which carries an interest rate of $10% per annum payable at maturity on February 3, 2012 and is convertible into 44,444 shares of our common stock.  As of June 30, 2010 we had accrued $403 in interest on this convertible debenture.

As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply.  The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture.  The aggregate face amount of the outstanding debentures is $115,000.  On the balance sheet they have been discounted by $18,542 to $96,458 as of June 30, 2010.  The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term.  During the six months ended June 30, 2010, $23,208was accreted to financing costs.

6.	Our obligation to pay accrued interest on Items 2-5 in the amount of $336,533. Interest on these notes is expensed each quarter and accrued.

7.
Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which matured on July 31, 2010. As of August 1, 2010, we entered into a lease extension on our Salt Lake City office whereby we pay a monthly lease amount of $810 on a month-to-month basis with no further obligations.

8.
Our obligation to pay Livstar Management Services (“Livstar”), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008.  As of June 30, 2010, we owed Livstar $37,076 which is included in our accounts payable.  These commissions are only payable upon receipt of payment from Queenstake USA and will decrease with any decrease in the management fee ultimately received by us from Queenstake USA, or may increase should we reach a more beneficial settlement with Queenstake.  We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

9.
Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar Mill.  As of June 30, 2010, we owe Mr. Wilson $28,696 under these arrangements, which is included in our accounts payable.  These commissions are only payable upon receipt of payment from Queenstake USA and will decrease with any decrease in the management fee ultimately received by us from Queenstake, or may increase should we reach a more beneficial settlement with Queenstake USA.  We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

Costs to maintain our properties have higher priority than other current capital requirements.  As a result, we have delayed payment to some of our other creditors.

Many of the foregoing obligations are past due, and we may not be able to timely pay others that become due in the near future.  Should we be unable to generate sufficient revenues through business operations, or raise additional funding from outside investors, industry participants, or other sources, we will be forced to attempt to negotiate extensions to certain of our obligations or take other actions to try to protect our interest in our properties and/or assets.  Since Queenstake USA terminated the Jerritt Canyon Mill operating agreement we are no longer engaged in active business operations and (therefore) we cannot expect to receive any revenues from operations in the near future.  Historically, we have financed our capital requirements through short-term loans from affiliates and non-affiliates, as well as from private placements of our securities to accredited investors.  There is no assurance that we will be successful in financing our business operations by these means.  Further, if we seek to raise additional capital through the sale of our debt or equity securities there is no assurance that capital will be available to us on reasonable terms, if at all. Ultimately, our ability to finance our operations will be dependent on our ability to generate positive cash flow from operations in amounts sufficient to support all of our financial obligations. We have attempted, and will continue to attempt, to develop new funding sources from United States, Canada, and overseas government agencies, private lenders, and financial institutions.  We may also conduct negotiations with other mining companies regarding a possible merger or joint ventures to obtain economies of scale and access to capital markets.

Equity

On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split.   The reverse split became effective under Colorado law on April 28, 2010.  On May 13, 2010, the Financial Industry Regulatory Authority took the necessary actions, and made the required notifications, to cause the reverse stock split to be reflected in the trading markets.  Upon the reverse split being effected every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares.  No fractional shares were issued in connection with the reverse stock split.  Shareholders who were entitled to a fractional share are entitled to receive a whole share.  The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split.  The number of common shares into which each of our outstanding series of preferred stock may be convertible into, as well as the shares of common stock underlying options, warrants and convertible debentures was proportionately reduced and the exercise prices of any warrants or options, and the conversion prices of any convertible debentures, was proportionately increased by the reverse stock split.

Following the reverse stock split, there remain 2,000,000,000 shares of common stock authorized, and 10,000,000 shares of preferred stock authorized.  The number of shares of common stock into which our various series of outstanding preferred stock outstanding are convertible were proportionally adjusted to give effect to the reverse stock split.  The convertible debentures, convertible notes, stock payable, and stock options also remain outstanding, but the number of shares of common stock issuable upon conversion or exercise were proportionally reduced.  The following table only sets forth approximate numbers because the rounding up of fractional shares will occur on a shareholder-by-shareholder basis.

Fully diluted shares (as if the 1-for 500 reverse stock split were in effect)	At June 30, 2010		At December 31, 2009
Basic shares outstanding	7,110,778		3,950,102
Series B preferred conversion	40,000		40,000
Series C preferred conversion	975,493		975,493
Series D preferred conversion	3,261,095		3,696,095
Convertible debentures & convertible notes payable	1,165,556		298,824
Stock payable	-		106,250
Stock options approved	299,355		203,829
Total	12,852,277	*	9,270,593	*

*           Approximate, due to likely rounding errors.

Results of Operations

During the first half of fiscal 2009 our operations were focused primarily on operating the Jerritt Canyon Mill pursuant to our agreement with Queenstake USA.  However, Queenstake USA purportedly terminated that agreement in June 2009.  All revenues generated during the three and six month periods ended June 30, 2009 were generated through our operation of the Jerritt Canyon Mill.  Further, a significant portion of our operating expenses during the three and six month periods ended June 30, 2009 were incurred in connection with our operation of the Jerritt Canyon Mill.  We did not engage in any operations at the Jerritt Canyon Mill during the three or six month periods ended June 30, 2010.   Accordingly, the discussion regarding certain components of our results of operations (such as revenues, production costs, and operating costs) for the 2010 and 2009 periods discussed below may not provide a meaningful comparison between the periods.

(a) Three Months Ended June 30, 2010/Three Months Ended June 30, 2009

The following sets forth certain information regarding our results of operations for the three-month period ended June 30, 2010, compared with the same period in 2009.

Revenues.  During the three months ended June 30, 2010, we generated revenues of $0 compared to $3,359,083 in revenues during the same 2009 period.  All revenues generated during the three-month periods ended June 30, 2009, were from our mill operating agreement with Queenstake USA for maintenance and milling operations at the Jerritt Canyon Mill.  We have entered an allowance of bad debt totaling $1,078,129 against receivables related to our Jerritt Canyon operations.

Production Costs. During the three-month period ending June 30, 2010, we had cost of goods sold of $0.    During the corresponding 2009 period we recorded production costs of $2,714,740.  Production costs during the three month period ended June 30, 2009 were related to our operating contract with Queenstake USA. It should be noted that the production costs incurred during the three month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us).  We are in litigation with Queenstake to recover the amounts we believe to be properly due to us.  We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $10,660, to $13,297 for the three months ended June 30, 2010, from $23,957 for the comparable 2009 period.  Exploration and development costs decreased primarily as a result of our discontinuation of operations at the C Zone in Bolivia later in 2009.  Most exploration and development costs that were incurred during the 2009 and 2010 periods were related to maintenance work conducted at our Gold Bar Mill as we had discontinued work in Bolivia by that time.

General & Administrative Expenses. General and administrative expenses decreased by $19,183, to $183,471 for the three months ended June 30, 2010, from $202,654 during the three months ended June 30, 2009.  The decrease in our general administrative expense is primarily attributable to the discontinuation of our operations in Bolivia but were somewhat offset by an increase in legal expenses which were directly related to our on-going litigation with Queenstake USA.

Bad Debt Expense.  Bad debt expense was $0 during the three months ended June 30, 2010 and $446,334 during the three month period ended June 30, 2009.  Following the termination of our contract with Queenstake USA, we took an allowance for bad debt expense of 10% per quarter. During the quarter ending June 30, 2010 we did not take this expense as we are optimistic that we will reach a settlement with Queenstake USA in the near future (although there can be no assurance that we will ultimately enter into a favorable settlement) and that an allowance for bad debt was not necessary this quarter.    Previously (and through the period ended March 31, 2010) we have entered an allowance of bad debt for a total of $1,078,129.  While we fully expect to recover payment for monies owed that we believe are owed to us, we have taken an allowance for bad debt in the event we are unable to collect the full amount.  We cannot guarantee that we will be able to recover any funds that we believe are due to us, and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $14,683 to $51 during the three months ended June 30, 2010, from $14,734 during the same period in 2009.  The decrease was the result of the impairment of all fixed assets in Bolivia as of December 31, 2009, related to the transfer of control (and potentially the ultimate sale of) Bolivian operations during the quarter ended March 31, 2010.

Operating Loss.  Operating loss increased by $153,484 to $196,820 for the three months ended June 30, 2010, from an operating loss of $43,336 for the three months ended June 30, 2009.  The increased loss was primarily due to the termination of our operating contract with Queenstake USA and an increase in legal fees related to our lawsuit with Queenstake USA. If the amounts that we believe are due to us from Queenstake USA prove not to be collectible, or the payment thereof continues to be delayed, we may not be able to recognize those amounts as revenues.  Such a restatement of financial statements (if required) would increase our operating loss for the period by $998,747.

Interest Expense.  Interest expense for the three-month period ended June 30, 2010, increased by $118,724 to $148,787, from $30,063 during the same 2009 period.  The increase was primarily the result of penalty interest which accrued on certain notes that are payable.

Loss on Sale of Assets.  During the quarter ended June 30, 2010, we incurred a net loss of $0 from the sale and disposition of assets.  During the 2009 period there was a $59,350 loss on the sale of fixed assets, related to disposition of assets in Bolivia.

Accretion of Note Discount. During the three-month period ended June 30, 2010, we incurred $0  in costs related to the accretion of the discount on debentures and convertible notes payable compared to $99,295 during the same 2009 period.  As of June 30, 2010, we had four convertible debentures outstanding totaling $115,000, which on our balance sheet have been discounted by $18,542 to $96,458.  The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term.

Gain (loss on value of derivative liability.  The loss on the value of derivative liabilities was $0 during the three-months ended June 30, 2010 compared to $226,618 during the same 2009 period. This loss was resulted from the issuance of Series D Convertible Preferred Stock at a cost lower than market price during the three month period ended June 30, 2009.

Other Net Expenses and Income.  Other expenses net of other income for the quarter ended June 30, 2010, were $0 compared to other expense of $36,749 during the same 2009 period.  This decrease was the result of the sale of our Bolivian operations.

Net Loss.  Net loss for the three-month period ended June 30, 2010, decreased by $149,804 to $345,607 from $495,411 during the same 2009 period.  The decrease was primarily due to the decrease in bad debt expense related to the collection of receivables from Queenstake USA, as we believe we are close to a settlement with Queenstake.

(b) Six Months Ended June 30, 2010/Six Months Ended June 30, 2009

Revenues.  During the six months ended June 30, 2010, we generated revenues of $0 compared to $4,173,766 in revenues during the same 2009 period.  All revenues generated during the six-month periods ended June 30, 2009, were from our mill operating agreement with Queenstake Resources USA, Inc. (“Queenstake” the wholly owned subsidiary of Yukon-Nevada Gold Corp. [“YNG”]) for maintenance and milling operations at the Jerritt Canyon gold mill in central Nevada (which agreement has been terminated by Queenstake USA as we have discussed above, as well as in Part II, Item 1 below). Through the termination of our mill operating agreement by Queenstake USA at the Jerritt Canyon mill we had 82 employees working on-site at the Jerritt Canyon mill performing duties related to its operation. We have entered an allowance of bad debt totaling $1,078,129 against receivables related to our Jerritt Canyon operations.

Production Costs. During the six-month period ending June 30, 2010, we had cost of goods sold of $0 related to expenses at our Jerritt Canyon mill operations.   During the corresponding 2009 period we recorded production costs of $3,391,072.  Production costs during the six month period ended June 30, 2009 were related to our operating contract with Queenstake Resources, USA. It should be noted that the production costs incurred during the six month period were greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us).  We are in litigation with Queenstake to recover the amounts we believe to be properly due to us.  We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.

Exploration and Development Expenses. Exploration and development costs decreased by $35,978, to $29,807 for the six months ended June 30, 2010, from $65,785 for the comparable 2009 period.  Exploration and development costs decreased as a result of the discontinuation of operations at the C Zone in Bolivia during 2008.  Most exploration and development costs that were incurred were related to maintenance work conducted at our Gold Bar mill.

General & Administrative Expenses. General and administrative expenses decreased by $17,616, to $454,081 for the six months ended June 30, 2010, from $471,697 during the six months ended June 30, 2009.  The decrease in our general administrative expense is primarily attributable to the discontinuation of our operations in Bolivia offset by an increase in legal expenses which were directly related to our litigation with Queenstake in order to recover monies owed to us as a result of the termination of our agreement to operate the Jerritt Canyon mill.

Bad Debt Expense. Bad debt expense decreased by $243,646 during the six months ended June 30, 2010 to $202,688 from $446,334 during the six month period ended June 30, 2009.  Following the termination of our contract with Queenstake Resources USA, Ltd, we took an allowance for bad debt expense of 10% per quarter. During the quarter ending June 30, 2010 we did not take this expense as a result of our negotiations with Queenstake to settle our lawsuit and receive payment for our outstanding receivables.  We believe that we are close enough to a settlement that an allowance for bad debt was not necessary this quarter. We cannot guarantee that we will be able to collect all fund s owed to us under the operating contract.  We have entered an allowance of bad debt for a total of $1,078,129.  While we fully expect to recover payment for monies owed to Golden Eagle by Queenstake, we have taken an allowance for bad debt in the event we are unable to collect the full amount.  We cannot guarantee that we will be able to recover any funds due to Golden Eagle and we may increase our allowance for bad debt in the future if our efforts to collect these funds are unsuccessful or if our legal and collection efforts take longer than expected.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $33,508 to $51 during the six months ended June 30, 2010, from $33,610 during the same period in 2009.  The decrease was the result of the impairment of all fixed assets in Bolivia as of December 31, 2009, related to the sale of our Bolivian operations during the quarter ended March 31, 2010.

Operating Loss.  Operating loss increased by $451,946 to $686,678 for the six months ended June 30, 2010, from an operating loss of $234,732 for the six months ended June 30, 2009.  The increased loss was primarily due to the termination of our operating contract with Queenstake Resources USA, Ltd. and an increase in legal fees related to our lawsuit with Queenstake. If the amounts due to us from Queenstake USA prove not to be collectible, or of delayed collectability, we may not be able to recognize those amounts as revenues.  Such a restatement of financial statements (if required) would increase our operating loss for the period by $998,747.

Interest Expense.  Interest expense for the six-month period ended June 30, 2010, increased by $151,839 to $202,320, from $50,481 during the same 2009 period.  The increase was primarily the result of penalty interest which accrued on our Casco notes payable.

Loss on Sale of Assets.  During the six-month period ended June 30, 2010, we incurred a net loss of $8,261 from the sale and disposition of assets in Bolivia.    During the same 2009 period there was a $55,385 loss on the sale of fixed assets.

Asset Impairment.  During the six-month period ended June 30, 2010, we impaired assets in Bolivia for a total of $54,763 compared to $0 impairment during the same 2009 period. The impairment was the final impairment related to our assets in Bolivia as valued by the sale of our Bolivian operations during the quarter ending March 31, 2009

Accretion of Note Discount. During the six-month period ended June 30, 2010, we incurred $23,208  in costs related to the accretion of the discount on debentures and convertible notes payable compared to $136,218 during the same 2009 period.  As of June 30, 2010, we had four Convertible Debentures outstanding totaling $115,000.  On the balance sheet they have been discounted by $18,542 to $96,458.  The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term.  During the six months ended June 30, 2010, $23,208 was accreted to financing costs.

Gain (loss) on value of Derivative liability.  The loss on the value of derivative liabilities was $0 during the six-months ended June 30, 2010 compared to $226,618 during the same 2009 period. This loss was resulted from the issuance of Series D Convertible Preferred Stock at a cost lower than market price during the six month period ended June 30, 2009.

Other Net Expenses and Income.  Other expenses net of other income for the quarter ended June 30, 2010, were $0 compared to other expense of $245,903 during the same 2009 period.  This decrease was the result of the sale of our Bolivian operations.

Net Loss.  Net loss for the three-month period ended June 30, 2010, increased by $27,092 to $976,429 from $949,337 during the same 2009 period.  The increase was primarily due to the loss of revenue from the termination of operating contract with Queenstake Resources USA, Ltd.  and a decrease in bad debt expense related to the collection of receivables from Queenstake as we believe we are close to a settlement with Queenstake

Liquidity and capital resources

Our auditors issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2009 as we had a significant working capital deficit and we had substantial losses since our inception.  These and other matters raise substantial doubt about our ability to continue as a going concern.  Due to our working capital deficit of $2,244,225 at June 30, 2010 and $1,649,318 at December 31, 2009, we are unable to satisfy our current cash requirements for any substantial period of time through our existing capital.  We anticipate total operating expenditures of approximately $1,000,000 pending adequate financing over the next twelve months for general and administrative expenses.

Our cash balance of $4,900 as of June 30, 2010, is insufficient to meet these planned expenses.  In order to continue to pay our expenses we may seek to raise additional cash by means of debt and/or equity financings.  We have substantial commitments as summarized under the heading Capital Commitments and Requirements above that are subject to risks of default and forfeiture of property and mining rights.  If we are unable to meet our obligations, or negotiate satisfactory arrangements, we may have to liquidate our business and undertake any or all the steps outlined below.

•	Significantly reduce, eliminate or curtail our business activities to reduce operating costs;
•	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors;
•	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
•	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
•	Take actions with the intent to dissolve our corporation and close our business;

•
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and

•	Make the appropriate filings with FINRA to affect a de-listing of our stock.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7.  Alternatively, our creditors could attempt to initiate bankruptcy proceedings.  In a bankruptcy proceeding, our creditors will take priority over our stockholders in terms entitlement to our corporate assets.  At the date of this filing, we have not contemplated seeking any protection in bankruptcy and have always been able to resolve our pending liabilities satisfactorily. However, we cannot guarantee that this will always be the case in the future.

Off balance sheet arrangements

None

Item 4T.	Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2009 on Form 10-K, that, our disclosure controls and procedures were not effective as of June 30, 2010.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

1.         GEII v. Queenstake Resources USA, Inc., Yukon-Nevada Gold Corp., et al.

During the quarter ended June 30, 2010 there were no material developments in our on-going litigation with Queenstake USA that was initiated in June 2009 and is described in more detail in our annual report on Form 10-K for the year ended December 31, 2009.

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

On February 16, 2010, we filed an answer to this complaint in the Fourth District Judicial Court in Elko, Nevada. In our answer we allege that we had contracted with Queenstake Resources USA, Inc. and that Queenstake/YNG are responsible for payments to United Rentals Northwest, Inc. On June 18, 2010 we received notice from Queenstake USA that they have paid this obligation in full. We have also received a statement from United Rentals indicating that payment has been made in full. We have not yet however received notification that this complaint has been dismissed.

3.         Bright v. Golden Eagle International, Inc., Rocky Mountain Hospital and Medical Service, Anthem Blue Cross and Blue Shield, et. al.  On February 26, 2010, we were served with a complaint in the case of Bright v. Golden Eagle, et al., filed in the Fourth District Court of Elko County that alleges that we breached our employment agreement to Mr. Bright, who was our employee until June 10, 2010, by not maintaining his health insurance through the period in which his wife gave birth to the Bright’s child in the Rocky Mountain Hospital. The complaint alleges further that all of the defendants breached their various contractual obligations and duties to the Brights, were negligent in the failure to pay the Brights’ medical bills associated with the delivery of their child, and negligently and intentionally inflicted emotional distress on the Brights. Anthem Blue Cross and Blue Shield has sought to have this matter removed to the Federal District Court in Reno, Nevada. The case is ongoing and we have, and expect to continue to, defend this matter.  We have been informed by our legal counsel that Anthem Blue Cross and Blue Shield of Nevada has paid this claim in full.  As part of this settlement we were required to pay a portion of the Plaintiff’s legal fees in the amount of $2,412 which we paid. We believe that this complaint has been dismissed, however, we have not yet received documentation from the court on this matter.

4.         Old Dominion Freight Line, Inc. v. Golden Eagle International, Inc. On April 15, 2010, Old Dominion Freight Line, Inc. (“Old Dominion”) filed a complaint in the Third District Court of Utah against us to collect $3,327.89 for freight charges on deliveries that Old Dominion made to the Jerritt Canyon mill north of Elko, Nevada. We filed an answer to Old Dominion’s complaint alleging mistake on Old Dominion’s part as to various specific allegations that it made in its complaint, and further asserting affirmative defenses that the matter should have been brought in Elko County, Nevada, were all of the acts complained of occurred and the location of all of the witnesses to the event. Moreover, we alleged that Old Dominion failed to join two indispensable parties, Queenstake Resources USA, Inc. and Yukon-Nevada Gold Corp., the real parties in interest and the ultimate beneficiaries of any consideration or service given by Old Dominion. On July 15, 2010, Old Dominion filed the Plaintiff’s first set of requests for admissions and interrogatories and requests for production. The case is ongoing and we have, and expect to continue to, defend this matter.

Item 1A Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following.

As of December 31, 2009 we identified material weaknesses in our disclosure controls and procedures, and we currently believe that there are material weaknesses in our internal control over financial reporting, and such weaknesses have not been remedied.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework.  In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Item 2. Unregistered sales of equity securities and use of proceeds.

The following  are the sales of unregistered securities that occurred during the quarter ended June 30, 2010 or subsequently, that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Common Stock

1.           On May 27, 2010, we issued 200,000 shares of our common stock upon the conversion of 40,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split effected during the quarter).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion.  We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act of 1933 as amended (the “1933 Act”) for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

2.           On May 27, 2010, we issued 4,609 shares of our common stock to pay accrued interest that was due under the terms of a promissory note.  The conversion was executed at $2.00 per share and we did not receive cash upon the issuance of these shares  We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

3.           On June 10, 2010, we issued 201,801 shares of our common stock upon the conversion of $25,000 in principal plus $3,858 in interest that was due under a convertible debenture. The conversion was executed at $0.143 per share and we did not receive cash upon the conversion of the debenture.  We relied on the exemptions from registration  provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that she is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

4.           On June 23, 2010, we issued 125,000 shares of our common stock upon the conversion of 25,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split effected during the quarter).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion.  We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

5.           On June 23, 2010, we issued 32,000 shares of our common stock upon the conversion of 6,400 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split effected during the quarter).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

6.           On July 8, 2010 we issued 327,000 shares of our common stock in satisfaction of debt totaling $16,350 at $0.05 per share.  We did not receive cash upon the issuance of these shares, although we did receive relief from indebtedness. We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

7.           On July 19, 2010 we issued 300,000 shares of our common stock in satisfaction of debt totaling $12,000 at $0.04 per share.  We did not receive cash upon the issuance of these shares, although we did receive relief from indebtedness.  We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

8.           On July 27, 2010 we issued 370,000 shares of our common stock in satisfaction of debt totaling $14,840 at $0.04 per share. We did not receive cash upon the issuance of these shares, although we did receive relief from indebtedness. We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Convertible Debentures:

On June 8, 2010 we entered into a Convertible Debenture Agreement and issued a convertible debenture totaling $3,000 to Dewey L. Williams. This debenture carries an interest rate of 10% per annum payable at maturity and matures one year from the date of the debenture.  The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at $.15 per share.   We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for the issuance of this debenture because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Convertible Promissory Notes Subsequent to the End of the Period

1.           On August 13, 2010 we entered into a Convertible Promissory Note (the “Note”) totaling $60,000 to Miguel Simon Guardia. This Note carries an interest rate of 10% per annum payable at maturity and matures one year from its date of entry.  The Note, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the Note. If converted into restricted common stock, the conversion shall be at $.045 per share. The Note does not allow the holder to convert into, or otherwise become the beneficial owner of, more than 4.99% of our common stock at any given time, unless within 60 days of the expiration of the Note or if a merger or other substantial reorganization of our capital structure is imminent. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for the issuance of this Note because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

2.           On August 13, 2010 we entered into a Convertible Promissory Note (the “Note”) totaling $252,775.67 to Lone Star Equity Group, LLC. This Note carries an interest rate of 10% per annum payable at maturity and matures one year from its date of entry.  The Note, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the Note. If converted into restricted common stock, the conversion shall be at $.045 per share. The Note does not allow the holder to convert into, or otherwise become the beneficial owner of, more than 4.99% of our common stock at any given time, unless within 60 days of the expiration of the Note or if a merger or other substantial reorganization of our capital structure is imminent. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for the issuance of this Note because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

3.           On August 13, 2010 we entered into a Convertible Promissory Note (the “Note”) totaling $113,500 to VHB International, Ltd. This Note carries an interest rate of 10% per annum payable at maturity and matures one year from its date of entry.  The Note, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the Note. If converted into restricted common stock, the conversion shall be at $.045 per share. The Note does not allow the holder to convert into, or otherwise become the beneficial owner of, more than 4.99% of our common stock at any given time, unless within 60 days of the expiration of the Note or if a merger or other substantial reorganization of our capital structure is imminent. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act for the issuance of this Note because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits:

Exhibits required by Item 601 of Regulation S-K:

3.1(i)      Restated Bylaws, filed herewith.

3.1(ii)     Addendum to the Articles of Inc.  Incorporated by reference from Form 8-K dated April 28, 2010 and filed on May 4, 2010.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

August 16, 2010	/s/ Terry C. Turner
Terry C. Turner
President and Principal Executive Officer

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$4,900	$2,029
Net accounts receivable	895,901	1,178,463
Prepaid expenses	45,977	53,961
Total current assets	946,779	1,234,453

PROPERTY AND EQUIPMENT
Mining equipment and property	395,503	496,426
Plant and mill - idle	3,980,000	3,980,000
Mine development costs	752,339	752,339
Mineral properties	1,427,740	1,372,977
Office equipment	57,657	57,657
	6,613,239	6,659,399
Less accumulated depreciation and impairment	(2,397,349)	(2,285,417)
Total property and equipment	4,215,891	4,373,983

Total Assets	5,162,669	$5,608,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,669,792	$1,733,283
Deferred wages	421,023	276,770
Other notes payable	568,800	508,909
Related party payable	98,400	75,000
Debentures (net)	96,458	95,250
Accrued interest payable	336,533	194,559
Total current liabilities	3,191,004	2,883,771

Convertible notes payable - net	-	-
Total long term liabilities	-	-

Common Stock payable	-	85,000
Commitments and contingencies	-	-
Total Liabilities	3,191,004	2,968,771

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 732,220 and 819,220 issued and outstanding respectively	7,322	8,192
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares; 7,110,778 and 3,950,102 issued and outstanding shares, respectively restated	711	395
Additional paid-in capital	63,920,412	63,611,428
Accumulated (deficit)	(61,956,780)	(60,980,351)
Total stockholders' equity	1,971,665	2,639,665
Total Liabilities and Stockholders Equity	$5,162,669	$5,608,436

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES	-	$3,359,083	-	$4,173,766

OPERATING EXPENSES
Production costs	-	2,714,740	-	3,391,072
Exploration and development	13,297	23,957	29,807	65,785
General and administration	183,471	202,654	454,081	471,697
Bad debt expense	-	446,334	202,688	446,334
Depreciation and depletion	51	14,734	102	33,610

Total operating expenses	196,820	3,402,419	686,678	4,408,498

OPERATING INCOME (LOSS)	(196,820)	(43,336)	(686,678)	(234,732)

OTHER INCOME (EXPENSE)
Interest expense	(148,787)	(30,063)	(202,320)	(50,481)
Gain (loss) on sale of assets	-	(59,350)	(8,261)	(55,385)
Asset impairment	-	-	(54,763)	-
Accretion of note discount	-	(99,295)	(23,208)	(136,218)
Gain (loss) on value of derivative liability		(226,618)	-	(226,618)
Other, net	-	(36,749)	(1,198)	(245,903)

Total other income (expense)	(148,787)	(452,075)	(289,750)	(714,605)

Loss before income taxes	(345,607)	(495,411)	(976,429)	(949,337)
Income taxes			-	-

NET (LOSS)	$(345,607)	$(495,411)	$(976,429)	$(949,337)

Dividends for preferred shareholders			-	$-
NET (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$(345,607)	$(495,411)	$(976,429)	$(949,337)

Basic and diluted (loss) per share	(0.06)	(0.14)	(0.21)	(0.26)
Weighted average shares outstanding - basic and diluted	5,448,019	3,669,570	4,703,199	3,586,444

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)

	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(976,429)	$(949,337)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Stock payable for services	-	25,000
Stock issued for services	140,197
Stock issued for interest	54,196	-
Bad debt expense	202,688	-
Depreciation	102	33,610
Accretion of note discount	23,208	136,218
Financing costs preferred stock		0
Value of options granted	8,726	25,196
Asset impairment	54,763
Gain (loss) on disposition of assets	(8,261)	55,385
Gain (loss) on valuation of derivative liability		226,618
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	79,874	(1,700,856)
Decrease (increase) in prepaid expense and other costs	7,984	(13,554)
Increase (decrease) in related party payable	25,000	17,475
Increase (decrease) in deferred wages	144,253	11,868
Increase (decrease) in accounts payable	(63,491)	1,522,131
Increase (decrease) in accrued interest	141,974	39,916

Net cash flows (used by) operating activities	(165,216)	(570,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	(24,113)	223,710
Proceeds from sale of fixed assets	-	-
Net cash flows provided by (used) in investing activities	(24,113)	223,710

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	61,050	55,000
Repayments to related parties	(12,650)	(55,000)
Proceeds from other notes payable	130,800	159,245
Proceeds from debentures	13,000	52,000
Preferred stock sold	-	147,000
Common stock sold	-	20,000

Net cash flows provided by financing activities	192,200	378,245
NET INCREASE (DECREASE) IN CASH	2,871	31,625
CASH - BEGINNING OF PERIOD	2,029	54,883
CASH - END OF PERIOD	$4,900	$86,508
SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)
Preferred and common stock issued for debt	275,105	$614,185
Cash paid for
Interest	$600	$10,273
Income taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the quarter ended June 30, 2010. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note B - Organization and Nature of Business

Organization and Nature of Business
Golden Eagle International, Inc. (“we,” “us” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. From late 2008 until June 10, 2009 we were engaged in contract gold milling operations in the state of Nevada in the United States.

We have also been involved in the business of minerals exploration, mining and milling operations, in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however, those operations were suspended in 2009 in part as the result of the negative political and social environment in Bolivia as well as changes in the Bolivian taxing scheme; and in March 2010 we transferred control of our Bolivian assets and operations to a third party although we retain ownership of those assets.  We expect to conclude the transaction for the complete transfer of ownership of those assets in the third quarter of 2010, although there can be no assurance that transaction will be fully consummated.

Additionally as of December 31, 2009 we owned the following gold mills which are not currently in operation:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill [1]	Ascension de Guarayos, Bolivia	Owned
1  On March 10, 2010 control of the C Zone Mill was transferred to an unaffiliated Swiss corporation, although we retain ownership of the C Zone Mill.  There can be no assurance that the unaffiliated third party will complete the acquisition of our Bolivian assets.

As of the 2009 year-end, we owned the following mineral prospects in Bolivia which are not currently in operation, but are being maintained (except as set forth in notes 1 below):

Precambrian Shield [2]
Precambrian prospect	111,500 acres	Owned
Buen Futuro claim	2,500 acres	Owned
Cobra claim	22,500 acres	Owned

21On March 1, 2009, we elected to reduce our mining concessions in the Precambrian Shield in eastern Bolivia from 136,500 acres to 42,731 acres. We retained the Buen Futuro claims containing the A Zone on which we have generated the most drill and other sampling data, as well as the Gran Serpiente claims on which the C Zone gold mill and mine are located. We also retained the Cobra claims on the northern end of the Ascension Gold-Copper Trend. As a subsequent event, control of these assets was transferred to an unaffiliated Swiss Corporation on March 10, 2010, although we retain ownership of the underlying assets.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Going Concern Considerations
The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   However, we had a working capital deficit of $2,244,225 as of June 30, 2010 and we have incurred substantial losses of $61,956,780 since our inception. In addition, we discontinued operations at our C Zone mine and mill in December 2008. Our agreement with Queenstake USA to operate the Jerritt Canyon Mill was purportedly terminated by Queenstake USA on June 10, 2009, and we have not engaged in any revenue producing operations since that time. We can provide no assurance as to if or when we may generate revenues or recommence any milling operations.

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

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications
Certain amounts for the three and six months ended June 30, 2009 have been reclassified to conform to the June 30, 2010 presentation. These reclassifications were not material to the financial statements.

Note C – (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

Loss per share for the periods ended June 30,	2010	2009
Net loss available to common stock shareholders	$(976,429)	$(949,337)
Weighted average shares outstanding – basic and diluted	4,703,199	3,586,444
Basic and diluted (loss) per share	$(.21)	$(.26)

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

Stock equivalents considered but not included in fully diluted shares due to anti-dilution for the;

	Six months ended June30, 2010	Year ended December 31, 2009
Series B conversion	40,000	40,000
Series C conversion	975,493	975,493
Series D conversion	3,261,095	3,696,095
Convertible debentures	1,165,556	298,824
Options	299,355	203,829
Common stock payable	-	106,250
Total	5,741,499	5,320,491

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.   Non-cash investing and financing transactions during the periods consist of the following:

Three Months ended June 30,	2010	2009
Issuance of common stock for the conversion of debt, payables and interest	$246,247	$168,607
Issuance of common stock for convertible debentures and interest	28,858	20,000
Issuance of common stock for services	15,197	-
Issuance of common stock in exchange for Series D Preferred Stock	86,400	-
Issuance of Series D Preferred Stock in exchange for debt	-	614,185
Issuance of Series D Preferred Stock in exchange for interest	-	33,264
Financing costs related to the issuance of Preferred stock and convertible debt	10,000	893,744

Total	$386,702	$1,729,800

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note E – Payables

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

1.
Our accounts payable and accrued expenses of $1,669,792, which include trade payables and general obligations.  These obligations will either become due within the next month, are currently due, or are in some cases more than 90 days past due. Of the total accounts payable amount, $218,846 is related to accounts and wages payable incurred as the operator of the Jerritt Canyon mill. We are reliant on payments from Queenstake Resources USA, Inc. to meet these obligations. At the time of this filing, Queenstake owes us $2,026,876 out of which we intend to pay our accounts payable.  Queenstake has not made payments to us to cover these obligations incurred on their behalf.  We have filed a complaint against Queenstake Resources USA in the Fourth Judicial District Court of the state of Nevada for Elko County to obtain payment to retire these obligations. A more detailed description of this action is contained under part II, Item 1, Legal Proceedings. We are in litigation with Queenstake USA at the present time and do not expect to receive the cash for the amount due until the litigation is resolved, and then only to the extent that Queenstake USA is capable of making payment to us, or to the extent we are able to hold its parent liable for its debts.   We have booked an allowance for uncollectible accounts in the amount of $1,078,129. To the extent that we do not receive the cash payments from Queenstake USA timely, we may have to write the collectible balance to zero and reverse the accounting entry into income – which will reduce our revenues during that period by an additional $948,747. It should be noted that the production costs incurred during the six month period is greater than the amount of cash received from Queenstake USA (although less than the amount we believe is due to us).  We have an obligation to pay these expenses notwithstanding Queenstake USA’s failure to make payment to us.  In addition, $162,000 of the payable amount relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for the obligation or it will be assumed by the third party and will no longer be our obligation.

2.
Our deferred wages are payable in cash to our officers in the United States in the amount of $298,716 plus additional payroll taxes of $26,225.  Additionally, $96,082 is owed to employees in Bolivia and relates to our Bolivian operations which we have sold to an unaffiliated third party. If the transaction is completed (of which there can be no assurance), we will be paid for this obligation or it will be assumed by the third party and will no longer be our obligation.

3.	We have other notes payable, including:

(a)
A note in the face amount of $220,000 payable to Casco Credit with an interest rate of 12%, which matured on March 24, 2009.  We did not pay this note when it was due.  The creditor has not yet demanded payment; however, it has declared the note to be in default.  By declaring the note to be in default, the note now accrues interest at a default rate of 5% per month.  This note is secured by our Gold Bar Mill, and the creditor could attempt to foreclose against this asset,  however it has made no attempt to do so at this time.  As of June 30, 2010, we had accrued $256,189 in interest on this note.

(b)
A note in the face amount of $33,000 payable to Casco Credit with and interest rate of 12%, which matured on February 21, 2010.  We did not pay this note when it was due.  The creditor has not yet demanded payment however; it has declared the note to be in default.  By declaring the note to be in default, the note now accrues interest at a default rate of 5% per month.  This note is secured by our Gold Bar Mill, the creditor the holder could attempt to foreclose against this asset however it has made no attempt to do so at this time. As of June 30, 2010 we have accrued $8,403 in interest on this note.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)
A note in the face amount of $60,000 payable to Miguel Simon Guardia with an interest rate of 8% per annum which matures on December 31, 2010. As of June 30, 2010 we have accrued $121 in interest on this note.

(d)
A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum which matured on March 31, 2010.   We were unable to pay this amount when it became due. As of June 30, 2010 we have accrued interest in the amount of $960 on this note.

(e)
A note payable totaling $240,800 payable to Lone Star Equity Group with an interest rate of 8% maturing on December 31, 2010.  This note is secured by our Gold Bar mill. As of June 30, 2010 we have accrued $10,228 in interest on this note.

4.	We have notes payable to related parties totaling $98,400.

(a)
Effective February 6, 2007 we issued Tracy Madsen, our Chief Financial Officer, a promissory note to cover the payment of contractual retention bonuses payable that we originally intended to pay through the issuance of our common stock.  This note originally was for $50,000, had a term of 2 years, and was convertible into 11,112 shares of our common stock. Our Board of Directors elected to use a convertible promissory note to meet this retention bonus commitment because we did not have a sufficient amount of common stock available for issuance. On April 1, 2009 an additional $25,000 in stock owing to Mr. Madsen convertible into 55,556 shares was added to this note and on February 6, 2010 an additional $25,000 convertible into 55,556 shares was added to this note for a total $100,000.  On May 13, 2010 $50,000 in principal and $7,423 in interest was converted into 574,230 shares of our restricted common stock. The remaining balance on the note in the amount of $50,000 has been extended until September 30, 2010.  This note is payable to the note holder in cash or stock at the discretion of the note holder.  As June 30, 2010 we had accrued $8,892 in interest on this note.

(b)
Two notes payable in the amount of $48,400 payable to Avcon Services, Inc. a company controlled by our Chief Financial Officer. The first note in the amount of 33,000 matured on April 1, 2010 and carries a default rate of 5% per month until paid in full. The second note matures on August 1, 2010.  These notes are secured by the Gold Bar Mill. As of June 30, 2010 we had accrued interest in the amount of $7,704 on this note.

5.	As of June 30, 2010, we had four convertible debentures outstanding totaling $115,000.

(a)
A convertible debenture in the amount of $50,000,  payable to the John Saunders Trust which  carries an interest rate of 8% per annum payable at maturity on July 7, 2010 and is convertible into 50,000 shares of our common stock.  As of June 30, 2010 we had accrued interest in the amount of $7,890 on this convertible debenture.

(b)
A convertible debenture in the amount of  $52,000 payable to the Dewey Williams Profit Sharing Plan and Trust which  carries an interest rate of 10% per annum payable at maturity on May 13, 2011 and is convertible into 1,040,000 shares of our common stock. This debenture is made up of $52,000 in principal from a previous debenture which matured on March 18, 2010. The principal and accrued interest of $4,484 from the old debenture was combined and converted into this new debenture.  This debenture is secured by our Gold Bar mill. As of June 30, 2010 we had accrued interest of $5,196 on this convertible debenture.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)
A convertible debenture in the amount of $3,000 payable to Dewey Williams which carries an interest rate of 10% per annum payable at maturity on June 8, 2011 and is convertible into 20,000 shares of our common stock. This debenture is secured by our Gold Bar mill. As of June 30, 2010 we had accrued $28 in interest on this convertible debenture.

(d)
A convertible debenture in the amount of $10,000 payable to Richard Newberg which carries an interest rate of $10% per annum payable at maturity on February 3, 2012 and is convertible into 44,444 shares of our common stock.  As of June 30, 2010 we had accrued $403 in interest on this convertible debenture.

As these debentures carry a conversion rate that is less the than market rate the rules of beneficial conversion apply.  The difference between the conversion rate and the market rate is classified as a discount on the debentures and accreted over the term of the debenture.  The aggregate face amount of the outstanding debentures is $115,000.  On the balance sheet they have been discounted by $18,542 to $96,458 as of June 30, 2010.  The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term.  During the six months ended June 30, 2010, $23,208 was accreted to financing costs.

6.	Our obligation to pay accrued interest on Items 2-5 in the amount of $336,533. Interest on these notes is expensed each quarter and accrued.

7.
Our obligation for monthly lease payments of $1,619 per month for our Salt Lake City, Utah office, which matures on July 31, 2010. As of August 1, 2010, we entered into a lease extension on our Salt Lake City office whereby we pay a monthly lease amount of $810 on a month to month basis with no further obligations.

8.
Our obligation to pay Livstar Management Services (Livstar), 5% of the compensation (not including reimbursement of expenses incurred) we received as a result of our mill operating agreement with Queenstake USA through a settlement agreement entered into on October 31, 2008, which amended a Consulting Agreement entered into on June 2, 2007, which replaced an earlier agreement dated April 18, 2007.  As of June 30, 2010, we owed Livstar $37,076 which is included in our accounts payable.  These commissions are only payable upon receipt of payment from Queenstake USA and will decrease with any decrease in the management fee ultimately received by us from Queenstake or may increase should we reach a more beneficial settlement with Queenstake.  We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

9.
Our obligation to pay Blane Wilson, our Chief Operating Officer, 3% of the compensation (not including reimbursement of expenses incurred) we receive as a result of our agreement with Queenstake USA, and 3% of any revenues that may be generated from our Gold Bar mill, as part of his employment contract.  As of June 30, 2010, we owed Mr. Wilson $28,696 under this agreement, which is included in our accounts payable.  These commissions are only payable upon receipt of payment from Queenstake USA and will decrease with any decrease in the management fee ultimately received by us from Queenstake or may increase should we reach a more beneficial settlement with Queenstake.  We cannot offer any assurance when, if ever, we will receive payments from Queenstake USA.

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

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)
 With the issuance of the Series D Preferred Stock, the company calculated the beneficial conversion feature using the intrinsic value method, however, due to the contingent convertibility feature, and with the lack of available common shares to allow a conversion, the contingent beneficial conversion feature was measured using the commitment date stock price but has not been recognized in earnings until the contingency is resolved. The amount that will be recorded as a preferred dividend once the contingency has been resolved will be $794,449. Any recorded discount resulting from an allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method.

Note G – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

i)           Common stock. We issued the following common stock during the quarter ended June 30, 2010 which have not been reported in a previous 10-K, 10-Q or 8-K.

1)	On May 27, 2010, we issued 200,000 shares of our restricted common stock to Lone Star Equity Group LLC in exchange for 40,000 shares of our Series D Preferred Stock totaling $40,000 at $.20 per share.

2)	On May 27, 2010, we issued 4,609 shares of our restricted common stock to Burns, Figa & Will PC in exchange for accrued interest totaling $9,218 at $.2.00 per share.

3)	On June 10, 2010, we issued 201,801 shares of our restricted common stock to Mildred J. Geiss in exchange for a debenture totaling $25,000 plus $3,858 in accrued interest at $.143 per share.

4)
On June 23, 2010, we issued 125,000 shares of our restricted common stock to the Virginia H. Penrod Trust in exchange for 25,000 shares of our Series D Preferred Stock totaling $25,000 at $.20 per share.

5)	On June 23, 2010, we issued 32,000 shares of our restricted common stock to Sierra West Capital in exchange for 6,400 shares of our Series D Preferred Stock totaling $6,400 at $.20 per share.

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

ii)           Convertible Debentures: We issued the following debenture during the quarter ended June 30, 2010 which has not been reported in a previous 10-K, 10-Q or 8-K.

On June 8, 2010 we entered into a Convertible Debenture Agreement and issued a Convertible Debentures totaling $3,000 to Dewey L. Williams. This debenture carries an interest rate of 10% per annum payable at maturity and matures one year from the date of the debenture.  The debenture, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the debenture. If converted into restricted common stock, the conversion shall be at $.15 per share.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

iii)          Convertible Promissory Notes Subsequent to the End of the Period

1.           On August 13, 2010 we entered into a Convertible Promissory Note (the “Note”) totaling $60,000 to Miguel Simon Guardia. This Note carries an interest rate of 10% per annum payable at maturity and matures one year from its date of entry. The Note, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the Note. If converted into restricted common stock, the conversion shall be at $.045 per share. The Note does not allow the holder to convert into, or otherwise become the beneficial owner of, more than 4.99% of our common stock at any given time, unless within 60 days of the expiration of the Note or if a merger or other substantial reorganization of our capital structure is imminent.

2.           On August 13, 2010 we entered into a Convertible Promissory Note (the “Note”) totaling $252,775.67 to Lone Star Equity Group, LLC. This Note carries an interest rate of 10% per annum payable at maturity and matures one year from its date of entry. The Note, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the Note. If converted into restricted common stock, the conversion shall be at $.045 per share. The Note does not allow the holder to convert into, or otherwise become the beneficial owner of, more than 4.99% of our common stock at any given time, unless within 60 days of the expiration of the Note or if a merger or other substantial reorganization of our capital structure is imminent.

3.           On August 13, 2010 we entered into a Convertible Promissory Note (the “Note”) totaling $113,500 to VHB International, Ltd. This Note carries an interest rate of 10% per annum payable at maturity and matures one year from its date of entry. The Note, and its accrued interest, is convertible into restricted shares of our common stock at any time by the holder of the Note. If converted into restricted common stock, the conversion shall be at $.045 per share. The Note does not allow the holder to convert into, or otherwise become the beneficial owner of, more than 4.99% of our common stock at any given time, unless within 60 days of the expiration of the Note or if a merger or other substantial reorganization

In every issuance or sale described above we relied upon Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offers and sales did not involve a public offering, there was no general solicitation or general advertising involved in the offers or sales and the purchasers were accredited investors. We placed restrictive legends on the certificates representing these securities, if converted, stating that the securities are not registered under the Securities Act and are subject to restrictions on their transferability and resale.

iv)          Common stock issued subsequent to the quarter ended June 30, 2010.

1)	On July 8, 2010, we issued 327,000 shares of our restricted common stock to Lone Star Equity Group LLC in exchange for debt totaling $16,350 at $.05 per share.

2)	On July 19, 2010, we issued 300,000 shares of our restricted common stock to VHB International Ltd. in exchange for debt totaling $12,000 at $.04 per share.

3)	On July 27, 2010, we issued 370,000 shares of our restricted common stock to VHB International Ltd. in exchange for debt totaling $14,840 at $.04 per share

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

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note H – Recent accounting pronouncements

There were no accounting standards adopted during the three months ended June 30, 2010 that had a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective until after June 30, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

Note I – Stock based compensation

(1)          As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with FASB ASC 718,  “Accounting For Stock Based Compensation,” (prior authoritative literature: SFAS 123R).  The company uses the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

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

(b)           Quarterly option bonus. We agreed to grant Mr. Wilson a quarterly bonus in the form of an option at each 90-day that he remains a Company employee.   Subject to certain exceptions, each quarterly option has a three-year term, and permits Mr. Wilson may purchase that number of shares of Company common stock that could be purchased with $25,000 in cash (based on then current market conditions) at an exercise price equal to the average of the closing sales prices of our common stock for the 10 trading days prior to the date of grant.   We expensed $82,619 during 2009 and $8,726 during the six months ended June 30, 2010 in connection with the grant of these options.  All of the information in the below table regarding the option prices and quantities give effect to the 1-for-500 combination of our common stock (see Note I (3 Approval of Reverse Stock Split).

Date	Amount	Option Price	Quantity	Expiration
4/18/2008	$100,000	$3.59	27,855	4/18/2011
7/17/2008	25,000	3.36	7,440	7/172011
10/15/08	25,000	.1.63	15,337	10/15/2011
1/13/09	25,000	.825	30,120	1/13/2012
4/13/09	25,000	.78	31,056	4/13/2012
7/13/09	25,000	.48	52,083	7/13/2012
10/13/09	25,000	.645	38,760	10/13/2012
1/13/2010	25,000	.66	37,878	1/13/2013
4/13/2010	25,000	.425	58,824	4/13/2013

Total	$300,000		299,355

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note J – Legal action

1.           United Rentals Northwest, Inc. v. Golden Eagle International, Inc., Queenstake Resources USA, Inc., Yukon-Nevada Gold Corp., et. al.  On December 31, 2009 United Rentals Northwest, Inc. filed a complaint against us, Yukon-Nevada Gold Corporation and Queenstake Resources USA, Inc. in the Fourth District Court in Elko, Nevada. In its complaint United Rentals is seeking payment for construction rental equipment supplied to us, Yukon-Nevada Gold Corporation and Queenstake Resources USA in the amount of $52,845 plus attorney’s fees. A notice and claim of lien was recorded on the Jerritt Canyon mill on October 6, 2009.

On February 16, 2010, we filed an answer to this complaint in the Fourth District Judicial Court in Elko, Nevada. In our answer we allege that we had contracted with Queenstake Resources USA, Inc. and that Queenstake/YNG are responsible for payments to United Rentals Northwest, Inc. We received notice from Queenstake on June 18, 2010 that they have paid this obligation in full. We have also received a statement from United Rentals indicating that payment has been made in full. We have not yet however received notification that this complaint has been dismissed

2.           Bright v. Golden Eagle International, Inc., Rocky Mountain Hospital and Medical Service, Anthem Blue Cross and Blue Shield, et. al.  On February 26, 2010, we were served with a complaint in the case of Bright v. Golden Eagle, et al., filed in the Fourth District Court of Elko County that alleges that we breached our employment agreement to Mr. Bright, who was our employee until June 10, 2010, by not maintaining his health insurance through the period in which his wife gave birth to the Bright’s child in the Rocky Mountain Hospital. The complaint alleges further that all of the defendants breached their various contractual obligations and duties to the Brights, were negligent in the failure to pay the Brights’ medical bills associated with the delivery of their child, and negligently and intentionally inflicted emotional distress on the Brights. Anthem Blue Cross and Blue Shield has sought to have this matter removed to the Federal District Court in Reno, Nevada. The case is ongoing and we have, and expect to continue to, defend this matter.  We have been informed by our legal counsel that Anthem Blue Cross and Blue Shield of Nevada has paid this claim in full.  As part of this settlement we were required to pay a portion of the Plaintiff’s legal fees in the amount of $2,412 which we paid. We believe that this complaint has been dismissed; however, we have not yet received documentation from the court on this matter.

3.           Old Dominion Freight Line, Inc. v. Golden Eagle International, Inc. On April 15, 2010, Old Dominion Freight Line, Inc. (“Old Dominion”) filed a complaint in the Third District Court of Utah against us to collect $3,327.89 for freight charges on deliveries that Old Dominion made to the Jerritt Canyon mill north of Elko, Nevada. We filed an answer to Old Dominion’s complaint alleging mistake on Old Dominion’s part as to various specific allegations that it made in its complaint, and further asserting affirmative defenses that the matter should have been brought in Elko County, Nevada, were all of the acts complained of occurred and the location of all of the witnesses to the event. Moreover, we alleged that Old Dominion failed to join two indispensable parties, Queenstake Resources USA, Inc. and Yukon-Nevada Gold Corp., the real parties in interest and the ultimate beneficiaries of any consideration or service given by Old Dominion. On July 15, 2010, Old Dominion filed the Plaintiff’s first set of requests for admissions and interrogatories and requests for production. The case is ongoing and we have, and expect to continue to, defend this matter.

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

Upon transfer of ownership of the properties to the Swiss corporation which is expected to occur in the third quarter of 2010 (if it should occur, of which there can be no assurance), the Swiss corporation is required to pay an additional $100,000 of our obligations to Bolivian creditors (for a total of $200,000); to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and to pay Golden Eagle a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary.  The sale of Bolivian operations occurred during February 2010. As the sale price designated a value of our Bolivian assets, we impaired our assets to the level of consideration to be received for the sale which is $200,000 to be paid in Bolivia, $50,000 paid in the United States and the assumption of $143,000 in US liabilities. The result was an impairment expense of $1,196,070 on the December 31, 2009 financial statements.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note L –  Approval of reverse stock split

On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split.  Since that date we have taken steps to effect the reverse stock split, including filing an amendment to our Articles of Incorporation (which amendment became effective under Colorado law on April 28, 2010) and notifying the Financial Industry Regulatory Authority (“FINRA”) of the reverse split. On May 13, 2010 FINRA took the necessary actions, and made the required notifications, to cause the reverse stock split to be reflected in the trading markets. Upon the reverse split being effected every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares.  No fractional shares are being issued in connection with the reverse stock split.  Shareholders who were entitled to a fractional share are entitled to receive a whole share.  The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split.  The number of common shares into which each of our outstanding series of Preferred Stock may be convertible into, as well as the shares of common stock underlying options, warrants and convertible debentures was proportionately reduced and the exercise prices of any warrants or options, and the conversion prices of any convertible debentures, was proportionately increased by the reverse stock split.

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

Fully diluted shares (as if the 1-for 500 reverse stock split were in effect)	For the six months ended June 30, 2010		For the year ended December 31, 2009
Basic shares outstanding	7,110,778		3,950,102
Series B preferred conversion	40,000		40,000
Series C preferred conversion	975,493		975,493
Series D preferred conversion	3,261,095		3,696,095
Convertible debentures & convertible notes payable	1,165,556		298,824
Stock payable	-		106,250
Stock options approved	299,355		203,829
Total	12,852,277	*	9,270,593	*
*           Approximate, due to likely rounding errors.