Form 10-Q
period 2010-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2010-11-22
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended
September 30, 2010

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
☐ Yes  ☒  No

At October 22, 2010 there were 8,108,778 shares of common stock outstanding, 80,000 shares of Series B Preferred Stock, 1 share of Series C Preferred Stock and 602,219 shares of our Series D Preferred Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended September 30, 2010 are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-10 following the signature page.

Item 2. Management's discussion and analysis of financial condition and results of operations

Throughout this Quarterly Report on Form 10-Q Golden Eagle International, Inc. is referred to as “we”, “our”, “us”, the “Company” and “Golden Eagle.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended).  These statements reflect our current expectations regarding our possible future results of operations, performance and achievements.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, regulations of the Securities and Exchange Commission and common law.

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

We are under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview; Plan of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

A.          U.S. Operations and Assets

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 ton-per-day (“tpd”) Gold Bar CIP gold mill (the “Gold Bar Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore other options related to the mill in Nevada. The Gold Bar Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only significant asset other than cash and cash equivalent assets and obligations owed to the Company by Yukon-Nevada Gold Corp. (“YNG”) and its subsidiary, Queenstake Resources USA, Inc. (“Queenstake”) as further described below. YNG and Queenstake are collectively referred to in this report as YNG.

We are exploring and considering various alternatives with respect to the Gold Bar Mill.  Among the options we are considering are:

-
Rehabilitating the Gold Bar Mill for toll refining (which is defined as processing ore through our mill for a fixed fee or toll that is produced by a third-party mining company from its mine) on its current site;

-	Engaging in a joint venture or other strategic transaction with other parties that may be able to produce ore from their mines and wish to utilize the mill, and

-	An outright sale either for cash or stock and other consideration.

Our ability to accomplish any of the foregoing is contingent on our obtaining sufficient financing and identifying a joint venture partner or identifying a suitable buyer.  Because the Gold Bar Mill is our principal remaining asset (other than cash, other current assets and obligations due to use from YNG), shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill.

If we seek to commence a toll processing or a joint venture operation at the Gold Bar Mill, we would be required to obtain numerous permits from both the federal government and the State of Nevada, which would be time consuming and expensive.  We anticipate the minimum cost of refurbishing the Gold Bar Mill and completing the permitting process necessary to bring it into operation to be in excess of $10 million.  If we are able to recommence operations or engage in a joint venture with respect to the Gold Bar Mill we expect that we would be performing milling operations and/or toll milling on behalf of third parties and thus it is not likely we would be engaged in the actual sale or distribution of products. Although we believe there is a shortage of gold mills in the area of the Gold Bar Mill, there are other companies in the general area providing milling and toll refining services including Barrick Gold Corporation, Newmont Mining, Ltd. and Yukon-Nevada Gold Corp., who have greater financial resources and a longer history of operations than we do.

The Jerritt Canyon Gold Mill; YNG Settlement

   In October 2008 we entered into a Mill Operating Agreement with Queenstake and YNG (the “Queenstake Agreement”) to operate the Jerritt Canyon Mill, a 4,000 tpd gold processing mill located near Elko, Nevada. From October 2008 through June 10, 2009, we engaged in maintenance, environmental compliance, and other general operations at the Jerritt Canyon Mill. On June 10, 2009 Queenstake notified us that it was terminating the Queenstake Agreement, and Queenstake initiated a legal action against us. We believed that Queenstake wrongfully terminated the Queenstake Agreement and we asserted various counterclaims against YNG and its subsidiary, Queenstake.

On August 20, 2010, we entered into a settlement agreement with YNG and its subsidiary, Queenstake (the “YNG settlement”), to settle all claims in the lawsuit among the parties filed in the Fourth Judicial District Court of Nevada, Elko County (Queenstake Resources USA, Inc. v. Golden Eagle International, Inc. v. Yukon-Nevada Gold Corp, et al., CV-C-09-544).  A stipulation among the parties to dismiss the lawsuit with prejudice was filed with the court and each party bore its own costs and attorneys’ fees.

Pursuant to the settlement with YNG, we expect to receive $3,467,152 in four payments:  $772,044, which was received on August 23, 2010; $1 million, which was received on October 20, 2010; $1 million to be paid on November 20, 2010; and $695,108 to be paid on December 20, 2010. Included in the total settlement was $272,000 to pay existing vendor invoices and $445,109 for employee severance and benefits incurred by Golden Eagle while it operated the Jerritt Canyon Mill under contract with Queenstake – which amounts were to be satisfied out of the first two payments received by us.

The settlement agreement also requires that YNG deliver 2 million shares of its issued and outstanding common stock. Our ability to transfer or sell the shares is subject to certain restrictions under Canadian law until February 20, 2011.

After expenses and the costs of the litigation, we expect to receive a total of $2,639,157 from YNG in November and December 2010.  We have not determined the intended use of the proceeds that we have received as a result of our settlement with YNG, or expect to receive, from YNG beyond payment of our accounts payable and other debts and obligations.  One of the uses of the funds will be to maintain our general and administrative expenses as described below, and to continue to explore alternatives with respect to the Gold Bar Mill and other possible business activities.

B.          Bolivia

In and before 2008, our operations were primarily focused on minerals exploration and mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia). Although our Bolivian assets and operations were once our primary focus, starting in late 2008 we began to focus our operations primarily within the United States and in March 2009 as described in our most recent annual report on Form 10-K, we reduced significantly our land holdings in Bolivia.

Based in large part on a number of factors relating to the political and economic climate in Bolivia as described in our most recent Form 10-K, we believed it was in our best interests to sell our Bolivian assets and operations, and continue focusing our efforts and resources on our operations and assets within the United States.  As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations (but not title to the assets) to an unrelated Swiss corporation.  The completion of the sale of these assets required certain additional payments to be made by the purchaser and the assumption of certain Company debt obligations.  We completed the transfer of these assets and operations during the quarter ended September 30, 2010, and accounted for the transaction on our financial statements on that date.  The total consideration received related to the Bolivian transaction is as follows:

•	$112,000 to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia;
•	$50,000 to us, which we have used for working capital in the United States; and
•	$200,000 to satisfy certain of our obligations in Bolivia.

Pursuant to the purchase and sale agreement with the Swiss corporation, it also agreed:

▪	to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and

▪
pay us a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

Liquidity and capital resources

Our auditors issued a going concern opinion on our audited financial statements for the fiscal year ended December 31, 2009 as we had a significant working capital deficit and we had substantial losses since our inception. These and other matters raise substantial doubt about our ability to continue as a going concern. As of September 30, 2010 our working capital was $2,001,211 compared to a working capital deficit of $(1,649,318) at December 31, 2009. The $3.65 million improvement in our working capital during the nine month period was due entirely to the settlement of the YNG litigation. We believe that our improvement in working capital as a result of our settlement with YNG increases the likelihood that we will be able to continue as a going concern for the immediate future. We anticipate total operating expenditures of approximately $1,000,000 over the next twelve months for normally recurring general and administrative expenses, although if we execute upon a business opportunity or strategic transaction we likely will incur greater expenses. We believe that our cash balance of $158,370 as of September 30, 2010, plus the cash we anticipate receiving over the next three months is sufficient to meet our normally recurring expenses through the next fiscal year.

At September 30, 2010 our current obligations of $2,193,367 are expected to be satisfied through our current cash balance, the receipt of the remaining outstanding settlement with YNG, and potential liquidation of holdings in YNG.

Although our liquidity has improved as a result of the YNG settlement, we do not have sufficient financial capability to refurbish the Gold Bar Mill or identify and complete a business opportunity or strategic transaction.  Currently we are not engaged in any revenue producing business operations and it is unlikely to do so in the near future.  If we are unable to engage in revenue producing activities in the future or otherwise attempt to execute on a business opportunity, we may seek to raise additional capital by means of debt and/or equity financings. There can be no assurance that additional capital will be available to us on reasonable terms, if at all.

Results of Operations

For purposes of comparison of the periods, during the first nine months of fiscal 2009 our operations were focused primarily on operating the Jerritt Canyon Mill pursuant to the Queenstake Agreement.    However, as discussed above, YNG purportedly terminated that agreement in June 2009. All revenues generated during the three and nine month periods ended September 30, 2009 were generated through our operation of the Jerritt Canyon Mill.  Furthermore, a significant portion of our operating expenses during the three and nine month periods ended September 30, 2009 were incurred in connection with our operation of the Jerritt Canyon Mill.

We did not engage in any operations at the Jerritt Canyon Mill during the three or nine month periods ended September 30, 2010. We did, however, reach a legal settlement, as discussed above, with YNG during the quarter ended September 30, 2010, which resulted in significant non-recurring other income. Accordingly, the discussion regarding certain components of our results of operations (such as revenues, production costs, and operating costs) for the 2010 and 2009 periods discussed below may not provide a meaningful comparison between those periods.

(a) Three Months Ended September 30, 2010/Three Months Ended September 30, 2009

The following sets forth certain information regarding our results of operations for the three-month period ended September 30, 2010, compared with the same period in 2009.

Revenue and Production Costs . Due to the disposal of our Bolivian assets and the settlement with YNG we reclassified all activity to discontinued operations for the periods presented in this report.

Exploration and Development Expenses. Exploration and development costs decreased by $863, to $19,298 for the three months ended September 30, 2010, from $20,161 for the comparable 2009 period.  Exploration and development costs are related to maintenance and security and our Gold Bar Mill.

General & Administrative Expenses. General and administrative expenses decreased by $60,089, to $215,894 for the three months ended September 30, 2010, from $ $275,983 during the three months ended September 30, 2009.  The decrease in our general administrative expense is primarily attributable to the reduction of wages and other general expenses as a result of the discontinuation of operations in Bolivia and Nevada.

Depreciation and Depletion Expenses.  Depreciation and depletion decreased by $183 to $52 during the three months ended September 30, 2010, from $235 during the same period in 2009.  The depreciation during the quarter and the foreseeable future is negligible and relates only to our remaining furniture and equipment at our corporate office.   Increases in depreciation and depletion are expected to increase should we move our Gold Bar Mill into production or obtain other assets.

Operating (Loss).  Operating loss decreased by $61,136 to $235,245 for the three months ended September 30, 2010, from an operating loss of $296,379 for the three months ended September 30, 2009.  The decreased was the result of a decrease in our general and administrative expenses.

Interest Expense.  Interest expense for the three-month period ended September 30, 2010, increased by $71,649 to $95,380, from $23,731 during the same 2009 period.  The increase was primarily the result of penalty interest which accrued on certain notes that are payable and may be in default.

Accretion of Note Discount. During the three-month period ended September 30, 2010, we incurred $18,125  in costs related to the accretion of the discount on debentures and convertible notes payable compared to $22,794 during the same 2009 period. As of September 30, 2010, we had four convertible debentures outstanding totaling $115,000, which on our balance sheet have been discounted by $15,979 to $99,021.  The discounted amount is accreted over the term of the debenture or in its entirety if the debenture is converted during the term.

Net loss on continuing operations. Net loss on continuing operations decreased by $2,419 to ($348,748) as of September 30, 2010 from $$351,167 as of December 31, 2010.

Gain (Loss) on discontinued operations. Our loss on the sale of our Bolivian operations totaled ($76,341) during the three month period ended September 30, 2010. This is a net number following the reconciliation of all Bolivian accounts. The financial statements reflect the final sale of our Bolivian assets. We continue to show $13,342 payable related to our discontinued Bolivian operations that we intend to satisfy out of cash during the quarter ending December 31, 2010.  During 2009 we impaired our Bolivian assets by $1,196,070 in order to take into consideration the impact of our discontinued operations in Bolivia. We also recognized a gain of $4,077,270 on our operations at Jerritt Canyon combined with our settlement with YNG which we have described above. This is a onetime transaction that we do anticipate will continue into the future.

(b) Nine Months Ended September 30, 2010/Nine Months Ended September 30, 2009

As discussed in the previous section for the three month periods ended September 30, 2010 and 2009 we had similar decreases for the nine month periods.  Due to the discontinuation of our previous operations we expect further reductions in most of operating expenses along with the elimination of non-recurring items discussed above.

Off balance sheet arrangements

None

Item 4T.            Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2009 on Form 10-K, that, our disclosure controls and procedures were not effective as of September 30, 2010.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

We are currently party to any on-going litigation that is likely to have a material impact on our financial position, results of operations, or cash flows.

Item 1A Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered sales of equity securities and use of proceeds.

The following  are the sales of unregistered securities that occurred during the quarter ended September 30, 2010 or subsequently, that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Common Stock

1.           On August 24, 2010 we issued 405,000 shares of our common stock in satisfaction of debt totaling $20,250 at $0.05 per share.  We did not receive cash upon the issuance of these shares, although we did receive relief from indebtedness. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act of 1933 as amended (the “1933 Act”) for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

2.           On August 26, 2010, we issued 125,000 shares of our common stock upon the conversion of 25,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion.  We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the 1933 Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

3.           On August 27, 2010, we issued 125,000 shares of our common stock upon the conversion of 25,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion.  We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the 1933 Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5. Other Information

(1)         Stock option correction

As reported in a current report on Form 8-K filed on October 16, 2009, on October 7, 2009 our Board of Directors adopted the Company’s 2009 Revised Equity Incentive Plan (the “Revised Plan”).  The adoption of the Revised Plan was contingent on receiving stockholder approval.  On March 26, 2010 we filed a current report on Form 8-K (the “Original 8-K”) that disclosed (among other things) that our stockholders had approved Revised Plan at the meeting held on March 23, 2010.  Included in the Original 8-K was an erroneous statement that all options previously granted under the 2009 Plan became effective upon the Company’s stockholders approving the plan. As described below, this statement was untrue because stockholder approval was only one of two conditions subsequent that were to be met before the vesting of those options; the other condition established in the minutes approving the option grants was that the option grantees accept the options by signing and returning option agreements to the Company by December 31, 2009. At pages 53-54 of our annual report on Form 10-K for the year ended December 31, 2009, we also erroneously reported that certain option grants to our executive officers (including Messrs. Turner, Madsen and Wilson), directors (including Messrs. Riveros and DeLozier) and others had vested under the Revised Plan. Our quarterly report on Form 10-Q (as amended) for the quarter ended March 31, 2010 included similar erroneous statements.

The Revised Plan was adopted by the Board of Directors on October 7, 2009, and on that date the Board also granted options to purchase approximately 600,000,000 shares of common stock (1,200,000 post-500:1 reverse split accomplished in March 2010), with an exercise price of $0.0011 per share ($0.55 per share post-split).  A condition of the grant as stated in the minutes of the October 7, 2009 board meeting was that the recipients of each option execute and return to the Company an option agreement defining the terms of the option by not later than December 31, 2009. No person has returned any such option agreement and, therefore, the option grants were never effected notwithstanding the subsequent stockholder approval.

As further confirmation of the fact that the option grants were not effective, none of the persons subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 filed a Form 4 to report the grant or vesting of these options, and our Form 10-K for the 2009 calendar year did not report any delinquent or late filings (notwithstanding the erroneous report that the options vested).

Furthermore, the Company never treated the options as having been granted for financial statement purposes in either of the two subsequent Forms 10-Q filed (for the quarters ended March 31, 2010 and June 30, 2010).  Therefore, correction of the erroneous statements does not require any modification to the Company’s earlier financial statements.

Consequently, the disclosure of the grant and vesting of options pursuant to the Revised Plan as set forth in the Original 8-K, the Company’s Form 10-K for the year ended December 31, 2009, the Company’s Form 10-Q (as amended) for the quarter ended March 31, 2010, and in the proxy statement for the special stockholders’ meeting held on March 23, 2010, was erroneous as the grant and acceptance of those options was never completed.

The Revised Plan was, however, properly adopted and approved by the Company’s stockholders.  As disclosed on about page 27 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, 750,000,000 shares of common stock were reserved for issuance under the Revised Plan (1,500,000 shares after giving effect to the reverse split). The Revised Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Revised Plan is currently administered by the Board of Directors as a whole. The Revised Plan includes two types of options: (i) Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as “Incentive Options”; and (ii) Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Revised Plan, are the outright issuance of shares of common stock. The exercise price of the options granted under the Revised Plan must be 100% of the “fair market value” (which is defined in the Revised Plan) of our common stock on the date of grant, and the exercise period for options granted under the Revised Plan cannot exceed ten years from the date of grant. The Revised Plan provides that an option may be exercised through the payment of cash, in property or in a combination of cash, shares and property subject to approval of the Company.

To date, no options are outstanding under the Revised Plan as the options originally granted were never accepted by the grantees.  Any statements to the contrary in the Original 8-K, the Company’s annual report on Form 10-K for the year ended December 31, 2010, the Company’s quarterly report on Form 10-Q (as amended) for the quarter ended March 31, 2010, the proxy statement for the Company’s stockholders’ meeting held on March 23, 2010, and other documents filed by the Company should be disregarded.

(2)  Subsequent events

On October 20, 2010 we received the second cash installment in the amount of $1,000,000 from YNG related to our legal settlement dated August 20, 2010. On October, 22, 2010 we received a certificate for 2,000,000 shares of the restricted common stock of Yukon Nevada Gold Corp. On November 19, 2010, we received the third cash installment of $1,000,000 from YNG.  All settlement payments and obligations have been paid as agreed.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

November 22, 2010	/s/ Terry C. Turner
Terry C. Turner
President and Principal Executive Officer

Golden Eagle International, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$158,370	$1,368
Settlement receivable	2,695,108	1,178,463
Marketable securities	1,340,000	-
Prepaid expenses	1,100	3,500
Current assets held for sale	-	51,122
Total current assets	4,194,578	1,234,453

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Mineral properties and equipment - held for sale	-	2,663,453
Office equipment	15,947	15,947
	3,995,947	6,659,400
Less accumulated depreciation and impairment	(15,640)	(2,285,417)
Total property and equipment	3,980,307	4,373,982

Total Assets	$8,174,885	$5,608,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$933,417	$1,601,498
Liabilities related to assets sold	13,342	131,786
Deferred wages	198,415	276,770
Other notes payable	418,860	508,909
Related party payable	98,400	75,000
Debentures (net)	99,021	95,250
Accrued interest payable	431,913	194,559
Total current liabilities	2,193,368	2,883,772

Common Stock payable	-	85,000
Commitments and contingencies	-	-
Total Liabilities	2,193,368	2,968,772

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 682,220 and 819,220 issued and outstanding respectively	6,822	8,192
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares; 8,763,778 and 3,950,102 issued and outstanding shares, respectively restated	877	395
Additional paid-in capital	64,035,656	63,611,428
Accumulated (deficit)	(58,249,838)	(60,980,351)
Accumulated other comprehensive income	188,000	-
Total stockholders' equity	5,981,517	2,639,664
Total Liabilities and Stockholders Equity	$8,174,885	$5,608,436

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration and development	19,298	20,161	40,820	34,670
General and administration	215,894	275,983	626,346	656,011
Depreciation and depletion	52	235	154	3,583

Total operating expenses	235,243	296,379	667,320	694,264

OPERATING INCOME (LOSS)	(235,243)	(296,379)	(667,320)	(694,264)

OTHER INCOME (EXPENSE)
Interest expense	(95,380)	(23,731)	(297,700)	(74,212)
Accretion of note discount	(18,125)	(22,794)	(41,333)	(159,012)
Gain (loss) on value of derivative liability	-	(7,735)	-	(234,881)

Total other income (expense)	(113,505)	(54,260)	(339,033)	(468,105)

Gain (loss) before income taxes	(348,748)	(350,639)	(1,006,353)	(1,162,369)
Income taxes			-	-
NET GAIN (LOSS) ON CONTINUING OPERATIONS	(348,748)	(350,639)	(1,006,353)	(1,162,369)

DISCONTINUED OPERATIONS
Gain (loss) on discontinued operations (Bolivia)	-	(40,256)	(52,606)	(514,753)
Gain (loss) discontinued operations (Nevada)	354,019	(228,574)	151,331	108,314
Gain (loss) on sale of business unit (Bolivia)	(21,579)	-	(85,110)	-
Gain (loss) on legal settlement (Nevada)	3,723,251	-	3,723,251	-
NET GAIN (LOSS ) ON DISCONTINUED OPERATIONS	4,055,691	(268,830)	3,736,866	(406,439)

NET GAIN (LOSS)	$3,706,943	$(619,469)	$2,730,513	$(1,568,808)

Basic gain (loss) per share	0.45	(0.17)	0.47	(0.43)
Weighted average shares outstanding - basic	8,166,137	3,682,831	5,870,196	3,612,519
Fully diluted gain (loss) per share	0.27	-	0.24	-
Weighted average shares outstanding - fully diluted	13,808,002	-	11,512,061	-

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	188,000	-	188,000	-
NET GAIN (LOSS) INCLUDING COMPREHENSIVE INCOME	$3,894,943	$(619,469)	$2,918,513	$(1,568,808)

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended (Unaudited)
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,730,513	$(1,568,808)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Stock payable for services	-	50,000
Stock issued for services	15,196	-
Gain (loss) on sale of business unit	(1,504,458)	-
Depreciation	154	46,351
Accretion of note discount	41,333	159,012
Value of options granted	44,634	46,380
Gain (loss) on disposition of assets	-	16,494
Gain (loss) on valuation of derivative liability		234,881
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,516,645)	(1,482,632)
Decrease (increase) in prepaid expense and other costs	2,400	19,632
Increase (decrease) in deferred wages	(78,355)	41,622
Increase (decrease) in accounts payable	(822,064)	1,581,020
Increase (decrease) in accrued interest	291,550	63,597

Net cash flows (used by) operating activities	(795,742)	(792,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	822,044	287,186
Net cash flows provided by (used) in investing activities	822,044	287,186

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	86,050	65,000
Repayments to related parties	(12,650)	(63,000)
Proceeds from other notes payable	244,300	234,509
Repayments of other notes payable	(200,000)
Proceeds from debentures	13,000	52,000
Preferred stock sold	-	147,000
Common stock sold	-	20,000

Net cash flows provided by financing activities	130,700	455,509
NET INCREASE (DECREASE) IN CASH	157,002	(49,756)
CASH - BEGINNING OF PERIOD	1,368	54,883
CASH - END OF PERIOD	$158,370	$5,127
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
Interest	$600	$10,273
Income taxes	-	-

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

Note B - Organization and Nature of Business

Organization and Nature of Business

Golden Eagle International, Inc. (“we,” “us” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. From late 2008 until June 10, 2009 we were primarily engaged in the business of contract gold milling operations in the state of Nevada in the United States.  Since then, we have not engaged in any business operations, but we have pursued (and settled) litigation involving claims made against the Company and by the Company against the plaintiffs in that litigation (described in note J, below).  We have also proceeded to dispose of our Bolivian assets.

Additionally as of December 31, 2009 we owned the following gold mills which are not currently in operation:

Mill	Location	Status
Gold Bar Mill	Eureka, Nevada	Owned
C Zone Mill [1]	Ascension de Guarayos, Bolivia	Owned

1  On March 10, 2010 control of the C Zone Mill was transferred to an unaffiliated Swiss corporation, although we retained ownership of the C Zone Mill until the transaction was completed in October 2010.  The final accounting for the final transfer of our Bolivian operations is represented in the September 30, 2010 financial statements.

We entered into an agreement with Queenstake Resources USA, Inc. (“Queenstake”) to operate the Jerritt Canyon gold mill (the “Jerritt Canyon Mill”) located 50 miles north of Elko, Nevada on October 14, 2008. From mid September 2008 until March 23, 2009 we performed maintenance and environmental regulatory compliance functions at the mill and assisted the mill owner, Queenstake, in securing approval from the Nevada Division of Environmental Protection to restart milling operations.  On March 25, 2009 approval was granted to recommence operations at the Jerritt Canyon Mill and operations recommenced on that day.  However, on June 10, 2009 the agreement with Queenstake to operate the mill was purportedly terminated by Queenstake and we engaged in litigation in the Fourth District Court for Elko County, Nevada, to enforce our contractual rights.  We asserted cross claims for damages and performance obligations against Queenstake, Queenstake Resources, Ltd., the guarantor corporation on the agreement, Yukon-Nevada Gold Corp. (“YNG”), Queenstake’s parent corporation, and an investor in YNG who is a French national residing in Switzerland.

On August 20, 2010, we entered into a settlement agreement with YNG and Queenstake (the “YNG settlement”) to settle all claims in the lawsuit among the parties filed in the Fourth Judicial District Court of Nevada, Elko County (Queenstake Resources USA, Inc. v. Golden Eagle International, Inc. v. Yukon-Nevada Gold Corp, et al., CV-C-09-544). A stipulation among the parties to dismiss the lawsuit with prejudice was filed with the court and each party bore its own costs and attorneys’ fees. We expect to receive $3,467,152 in four payments:  $772,044, which was received on August 23, 2010; $1 million which was received on October 20, 2010; $1 million to be paid on November 20, 2010; and, $695,108 to be paid on December 20, 2010. Included in the total settlement was $272,000 to pay existing vendor invoices and $445,109 for employee severance and benefits incurred by us while we operated the Jerritt Canyon Mill under contract with Queenstake. The settlement agreement also provides that YNG would deliver 2 million shares of its issued and outstanding common stock to us. Our ability to transfer or sell the shares is subject to certain restrictions under Canadian law until February 20, 2011

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Organization of Subsidiaries and Bolivian Mining Activities

In prior periods we had significant mining operations in Bolivia.  During the nine months ended September 30, 2010 we completed the transfer of our Bolivian operiations to an unaffiliated Swiss Corporation. The final accounting and final transfer of our Bolivian operations is reflected in our financial statements for this period

The following consideration was received as part of our disposition of the Bolivian assets.

•	$112,000 to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia;
•	$50,000 to us, which we have used for working capital in the United States; and
•	$200,000 to satisfy certain of our obligations in Bolivia.

•	Pursuant to the purchase and sale agreement with the Swiss corporation, it also agreed:

•	to assume certain Golden Eagle obligations in Bolivia in an estimated amount of $170,000; and

•
pay us a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

Going Concern Considerations

The accompanying financial statements have been presented assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Although we had working capital of $2,001,211 as of September 30, 2010, we have incurred substantial losses of $58,249,838 since our inception.  Further, we are not currently engaged in any operations that generate revenue and are not likely to engage in any such activities in the near future.  Accordingly, while we believe that we can meet going concern considerations during the immediate term, there remains substantial doubt about our ability to continue as a going concern beyond the exhaustion of proceeds being derived from the YNG settlement.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Reclassifications

Due to the disposition of our Bolivian operations as well as the settlement of our contract dispute with Yukon Nevada Gold related to the operation of the Jerritt Canyon Mill we have made significant reclassification adjustments to the comparative 2009 financial information contained in this report.  The significant reclassifications are as follows:

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As Previously Reported	As Reclassified	Change
ASSETS:
Cash and cash equivalents	$2,029	$1,368	$(661)
Prepaid expenses	53,961	3,500	(50,461)
Current Assets held for sale	-	51,122	51,122
Mining equipment & property	496,426	-	(496,426)
Mine development costs	752,339	-	(752,339)
Mineral properties	1,372,977	-	(1,372,977)
Mineral properties and equipment held for sale	-	2,663,452	2,663,452
Office equipment	57,657	15,947	(41,710)

LIABILITES
Accounts payable and accrued	$1,733,284	$1,601,498	$(131,786)
Liabilities related assets held for sale	-	131,786	131,786

	Results of Operations for the 3 months ended September 30, 2009
	As Previously Reported	As Reclassified	Change
REVENUE	$5,494	$-	5,494
OPERATING EXPENSES:
Production costs	9,823	-	(9,823)
Exploration and development	24,520	20,161	(4,359)
General and administrative	299,903	275,983	(23,920)
Bad debt	223,717	-	(223,717)
Depreciation and depletion	12,741	235	(12,506)
Loss on discontinued operations (Bolivia)	-	(40,256)	40,256
Loss on discontinued operations (Jerritt Canyon)	-	(228,574)	228,574

	Results of Operations for the 9 months ended September 30, 2009
	As Previously Reported	As Reclassified	Change
REVENUE	$4,179,260	$-	$4,179,260
OPERATING EXPENSES:
Production costs	3,400,895	-	(3,400,895)
Exploration and development	90,305	34,670	(55,635)
General and administrative	771,601	656,011	(115,590)
Bad debt	670,051	-	(670,051)
Depreciation and depletion	46,351	3,583	(42,768)
Other net	(249,127)	-	(249,127)
Loss on sale of assets	51,633	-	(51,633)
Loss on discontinued operations (Bolivia)	-	(514,753)	514,753
Gain on discontinued operations (Jerritt Canyon)	-	108,314	(108,314)

The reclassifications did not impact our previously reported financial position, results of operations, or cash flows for the 2009 periods presented in this Form 10-Q.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note C – Gain (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding as of September 30 of each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding as of September 30 of each year plus the common stock equivalents. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive for 2009 and as such they are excluded from the weighted average shares basic and diluted calculation.   All of the per share information gives effect to the 1-for-500 combination of our common stock that was effected under Colorado law as of April 28, 2010.

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.   Non-cash investing and financing transactions during the periods consist of the following:

Nine Months ended September 30,	2010	2009
Issuance of common stock for the conversion of debt, payables and interest	$338,545	$168,607
Issuance of common stock for convertible debentures and interest	28,858	20,614
Issuance of common stock for services	15,197	-
Issuance of common stock in exchange for Series D Preferred Stock	136,400	30,500
Issuance of Series D Preferred Stock in exchange for debt	-	614,185
Issuance of Series D Preferred Stock in exchange for interest	-	33,264

Total	$519,000	$867,170

Note E – Notes Payable

A summary of our notes payable as of September 30, 2010 and related changes for the nine months ended September 30, 2010 are as follows:

Type	Balance January 1, 2010	Additions	Payments and Conversions	Beneficial Conversion Feature Discount	Carrying value at September 30, 2010	Interest accrued
Other notes payable (in default)	$323,909	$-	$(270,909)	$-	$53,000	$336,176
Other notes payable	185,000	244,300	(63,440)	-	365,860	18,453
Total other notes payable	$508,909	$244,300	$(334,349)		$418,860	$354,629

Related party notes payable (in default)	$-	$61,050	$(12,650)	$-	$48,400	$15,983
Related party notes payable	75,000	25,000	(50,000)	-	50,000	9,900
Total related party notes payable (balance sheet total)	$75,000	$86,050	$(62,650)	-	$98,400	$25,883

Debentures	$102,000	$13,000	$-	$(15,979)	$99,021	$16,164

Interest on deferred wages	-	-	-	-	-	$35,237

Total debt	$615,000	$343,350	$(326,090)	$(15,979)	$616,281	$431,913

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2010 we recognized $95,380 and $297,000 of interest expense respectively.  All of the above notes payable are classified as current.

Note F – Unregistered sales of equity securities (not previously reported on Forms 10K, 10Q or 8K).

1.           On August 24, 2010 we issued 405,000 shares of our common stock in satisfaction of debt totaling $20,250 at $0.05 per share.  We did not receive cash upon the issuance of these shares, although we did receive relief from indebtedness. We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the Securities Act of 1933 as amended (the “1933 Act”) for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

2.           On August 26, 2010, we issued 125,000 shares of our common stock upon the conversion of 25,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion.  We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the 1933 Act” for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

3.           On August 27, 2010, we issued 125,000 shares of our common stock upon the conversion of 25,000 shares of our Series D Preferred Stock. The shares of Series D Preferred Stock were converted into common stock at a conversion rate of one share of Series D Preferred Stock for 5 shares of common (as adjusted for the 1-for-500 reverse stock split).  This resulted in a conversion price equal to $0.20 per share of common stock, although we did not receive cash consideration upon the conversion.  We relied on the exemptions from registration provided in Sections 4(2) and 4(6) of the 1933 Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that it is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Note G – Recent accounting pronouncements

There were no accounting standards adopted during the three months ended September 30, 2010 that had a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective until after September 30, 2010 are not expected to have a significant effect on our consolidated financial position or results of operations.

Note H – Stock based compensation

(1)          As of January 1, 2006, we elected to measure and record compensation cost relative to stock option costs in accordance with FASB ASC 718,  “Accounting For Stock Based Compensation,” (prior authoritative literature: SFAS 123R).  The company uses the Black-Scholes pricing model to estimate the fair value of the options at the grant date.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of employment agreement with Blane Wilson, our Chief Operating Officer, dated April 18, 2008 we agreed to grant Mr. Wilson the following stock options:

(a)           Signing option. Mr. Wilson was granted a signing bonus in the form of an option on the date of the execution of his employment agreement.  Subject to certain exceptions, the option is exercisable for a term of three years.  Giving effect to the 1-for-500 combination of our common stock (see Note L –Approval of Reverse Stock Split), the option has an exercise price of $3.59 and is exercisable to acquire 27,855 shares of our common stock .    This option vested immediately upon grant.

(b)           Quarterly option bonus. We agreed to grant Mr. Wilson a quarterly bonus in the form of an option at each 90-day anniversary date that he remains a Company employee.   Subject to certain exceptions, each quarterly option has a three-year term, and permits Mr. Wilson to purchase that number of shares of Company common stock that could be purchased with $25,000 in cash (based on then current market conditions) at an exercise price equal to the average of the closing sales prices of our common stock for the 10 trading days prior to the date of grant.   We expensed $82,619 during 2009 and $44,634 during the nine months ended September 30, 2010 in connection with the grant of these options.  All of the information in the below table regarding the option prices and quantities give effect to the 1-for-500 combination of our common stock (see Note L, Approval of Reverse Stock Split).

Date	Amount	Price	Quantity	Expiration	Amount expensed
4/18/2008	$100,000	3.59	27,855	4/18/2011
7/17/2008	25,000	3.36	7,440	7/172011
10/15/08	25,000	1.63	15,337	10/15/2011	$87,800
1/13/2009	25,000	.825	30,303	1/13/2012	11,354
4/13/2009	25,000	.78	32,051	4/13/2012	13,842
7/13/2009	25,000	.48	52,083	7/13/2012	21,184
10/13/2009	25,000	.645	38,760	10/13/2012	36,239
1/13/2010	25,000	.66	37,878	1/13/2013	8,726
4/13/2010	25,000	.425	58,824	4/13/2013	22,317
7/13/2010	25,000	.155	161,478	7/13/2013	13,591

Total	$325,000		460,833		$215,053

(2)          As reported in a current report on Form 8-K filed on October 16, 2009, on October 7, 2009 the Company’s Board of Directors adopted the Company’s 2009 Revised Equity Incentive Plan (the “Revised Plan”).  The adoption of the Revised Plan was contingent on receiving stockholder approval.  On March 26, 2010 the Company filed a current report on Form 8-K (the “Original 8-K”) that disclosed (among other things) that the Company’s stockholders had approved Revised Plan at the meeting held on March 23, 2010.  Included in the Original 8-K was an erroneous statement that all options previously granted under the 2009 Plan became effective upon the Company’s stockholders approving the plan.  As described below, this statement was untrue because stockholder approval was only one of two conditions subsequent that were to be met before the vesting of those options; the other condition established by the Board of Directors was that the option grantees accept the options by signing and returning option agreements to the Company by December 31, 2009.    At pages 53-54 of our annual report on Form 10-K for the year ended December 31, 2009, we also erroneously reported that certain option grants to our executive officers (including Messrs. Turner, Madsen and Wilson), directors (including Messrs. Riveros and DeLozier) and others had vested under the Revised Plan.   The Company’s quarterly report on Form 10-Q (as amended) for the quarter ended March 31, 2010 included similar erroneous statements.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Revised Plan was adopted by the Board of Directors on October 7, 2010, and on that date the Board also granted options to purchase approximately 600,000,000 shares of common stock (1,200,000 post-500:1 reverse split accomplished in March 2010), with an exercise price of $0.0011 per share ($0.55 per share post-split).  A condition of the grant as stated in the minutes of the October 7, 2009 board meeting was that the recipients of each option execute and return to the Company an option agreement defining the terms of the option by not later than December 31, 2009.  No person has returned any such option agreement and, therefore, the option grants were never effected notwithstanding the subsequent stockholder approval.

As further confirmation of the fact that the option grants were not effective, none of the persons subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 filed a Form 4 to report the grant or vesting of these options, and our Form 10-K for the 2009 calendar year did not report any delinquent or late filings (notwithstanding the erroneous report that the options vested).

Furthermore, the Company never treated the options as having been granted for financial statement purposes in either of the two subsequent Forms 10-Q filed (for the quarters ended March 31, 2010 and June 30, 2010).  Therefore, correction of the erroneous statements does not require any modification to the Company’s earlier financial statements.

Consequently, the disclosure of the grant and vesting of options pursuant to the Revised Plan as set forth in the Original 8-K, the Company’s Form 10-K for the year ended December 31, 2009, the Company’s Form 10-Q (as amended) for the quarter ended March 31, 2010, and in the proxy statement for the special stockholders’ meeting held on March 23, 2010, was erroneous as the grant and acceptance of those options was never completed.

The Revised Plan was, however, properly adopted and approved by the Company’s stockholders.  As disclosed on about page 27 of the Company’s annual report on Form 10-K for the year ended December 31, 2009, 750,000,000 shares of common stock were reserved for issuance under the Revised Plan (1,500,000 shares after giving effect to the reverse split). The Revised Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Revised Plan is currently administered by the Board of Directors as a whole. The Revised Plan includes two types of options: (i) Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as “Incentive Options”; and (ii) Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Revised Plan, are the outright issuance of shares of common stock. The exercise price of the options granted under the Revised Plan must be 100% of the “fair market value” (which is defined in the Revised Plan) of our common stock on the date of grant, and the exercise period for options granted under the Revised Plan cannot exceed ten years from the date of grant. The Revised Plan provides that an option may be exercised through the payment of cash, in property or in a combination of cash, shares and property subject to approval of the Company.

To date, no options are outstanding under the Revised Plan as the options originally granted were never accepted by the grantees.  Any statements to the contrary in the Original 8-K, the Company’s annual report on Form 10-K for the year ended December 31, 2010, the Company’s quarterly report on Form 10-Q (as amended) for the quarter ended March 31, 2010, the proxy statement for the Company’s stockholders’ meeting held on March 23, 2010, and other documents filed by the Company should be disregarded.

Note I –  Marketable Securities

As part of our settlement with YNG, we received 2,000,000 restricted common shares of YNG with an  initial fair value of $1,152,000.  We have classified the shares as available for sale.  Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date.  Unrealized holding gains, of $188,000 for the three and nine months ended September 30, 2010, are reported as a component of other comprehensive income and correspondingly excluded from earnings. YNG currently trades on the Toronto Stock Exchange.