Form 10-K
period 2010-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-04-12
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K

(MARK ONE)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2010.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Golden Eagle International, Inc.
 (Exact name of registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

0-23726	84-1116515
(Commission File Number)	(IRS Employer Identification Number)

9653 South 700 East, Salt Lake City, Utah 84070
 (Address of principal executive offices including zip code)

(801) 619-9320
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐              No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐              No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..
Yes ☒              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐              No ☒

As of June 30, 2010, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Golden Eagle International, Inc. was approximately $860,681. This estimate is based on the last sale price per share of $.1660 on June 30, 2010, on the OTCBB, and 5,184,823 shares estimated to be held by non-affiliates.

The number of shares of the registrant's $.0001 par value common stock outstanding as of April 12, 2011 was 9,360,151.

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

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, including those set forth under the heading “Risk Factors”, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.  Readers are cautioned that forward-looking statements are not guarantees of future performance, and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

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

Our corporate headquarters are in Salt Lake City, Utah.

A.           U.S. Assets and Operations

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 ton-per-day (“tpd”) Gold Bar CIP gold mill (the “Gold Bar Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore other options related to the mill in Nevada. The Gold Bar Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only significant asset other than cash, and our marketable securities which consist of common shares of Yukon-Nevada Gold Corp.   Yukon-Nevada Gold Corp.  and its subsidiary, Queenstake Resources USA, Inc. (“Queenstake”) are collectively referred to in this report as “YNG”.

We are exploring and considering various alternatives with respect to the Gold Bar Mill.  Among the options we are considering are:

-	A merger or an outright sale either for cash or stock and other consideration contingent upon identifying a suitable buyer.

-
Rehabilitating the Gold Bar Mill for toll refining which is defined as processing ore through our mill for a fixed fee or toll that is produced by a third-party mining company from its mine on its current site;

-	Engaging in a joint venture or other strategic transaction with other parties that may be able to produce ore from their mines and wish to utilize the mill.

In the event we enter into a joint venture, refurbished, or operated the milling facility on our own we are likely to require a significant amount of additional capital.  To bring the mill back into operation would require a significant commitment both in terms of time and financial resources as we would need to take actions such as applying for various permits and constructing a new tailings impoundment facility for disposal.  Even if we are able to bring the Gold Bar Mill back into operation larger mining companies providing similar services with greater financial resources in the area may affect our ability to attract toll refining partners or customers.

Because the Gold Bar Mill is our principal remaining capital asset  shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill or enter into any type of merger arrangement.

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

Pursuant to the settlement with YNG, we received a total cash payment of $3,467,152.  In accordance with the settlement we believe we have satisfied all previously outstanding obligations related to the Jerritt Canyon contract.

The settlement agreement also required that YNG deliver 2 million shares of its issued and outstanding common stock, which we received on October 20, 2010.  Our ability to transfer or sell the shares was subject to certain restrictions under Canadian law until February 20, 2011.   We believe the restrictions have been removed, however, as of the date of this report we have not yet sold any of our YNG holdings.  Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at December 31, 2010, the Company does not does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

B.           Bolivia

In and before 2008, our operations were primarily focused on minerals exploration and mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia). Although our Bolivian assets and operations were once our primary focus, starting in late 2008 we began to focus our operations primarily within the United States and in March 2009 we reduced significantly our land holdings in Bolivia.

Based in large part on a number of factors relating to the political and economic climate in Bolivia as further described in our Form 10-K for the year ended December 31, 2009, we believed it was in our best interests to sell our Bolivian assets and operations, and continue focusing our efforts and resources on our operations and assets within the United States.  As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations to an unrelated Swiss corporation.  The completion of the sale of these assets required certain additional payments to be made by the purchaser and the assumption of certain Company debt obligations – all of which were satisfied on or about November 1, 2010.  The total consideration received related to the Bolivian transaction was as follows:

•	$112,000 was paid by the purchaser to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia;
•	$50,000 was paid directly to the Company , which we have used for working capital in the United States; and
•	approximately $200,000 was paid by the purchaser to satisfy certain of our obligations in Bolivia.

Pursuant to the purchase and sale agreement with the Swiss corporation, it also agreed:

•	to assume certain Golden Eagle obligations in Bolivia carried on the US books in the amount approximating $154,000; and

•
pay us a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

As of date of this report, all obligations of the buyer have been satisfied with the exception of the payment of the net smelter return which we believe but cannot guarantee will be satisfied when (and if) mining and milling operations commence.

Plan of Operations

The Gold Bar Mill.

The Gold Bar Mill is located in the center of the Cortez Trend, a series of gold deposits at the southern end of the Battle Mountain-Eureka Gold Belt.  This “Gold-Belt” is known as the second largest gold-producing area in Nevada, and estimated to contain or have produced 31.5 million troy ounces of gold. The Cortez Trend runs parallel to the Carlin Trend which is the largest gold producer in Nevada and one of the top three gold fields in the world with production and estimated resources of 180 million ounces.

As noted above, during much of fiscal 2010 we focused on exploring and considering various alternatives with respect to the Gold Bar Mill, and expect to continue to do so during 2011.

Effect of government regulation

If we pursue further development and operation of our Gold Bar Mill we will become subject to numerous governmental regulations applied to the mining and milling industries.

See additional discussion below contained in Item 1A – Risk Factors.

Employees

At December 31, 2010, we employed 3 total employees, two of which are full-time employees.  Our full time employees work primarily our corporate offices in Salt Lake City, Utah and our part time employee works out of an office in Elko, Nevada

Available information

We are a Colorado corporation with our principal executive offices located at 9653 South 700 East, Salt Lake City, Utah 84070.  Our telephone number is: (801) 619-9320. Our fax number is: (801) 619-1747.  Our general e-mail address is info@geii.com. Our website address is www.geii.com.  We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov.  The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available free of charge on our website or by faxing a request to us at: (801) 619-1747 or sending us an e-mail at info@geii.com.

Item 1A.            Risk Factors

           The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities.  The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

Financial Risks

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.  We have incurred substantial losses of $58,616,843 since our inception.  While at December 31, 2010 we had working capital of $2,168,596, historically we had a working capital deficits and very limited liquidity.  Going forward we estimate that we will experience negative cash flow until we either sell the Gold Bar Mill, bring it into production or merge with another entity which we can offer no guarantees will occur.   Significant amounts of capital will likely be required for us to identify and act upon any business opportunity with respect to our Gold Bar Mill or otherwise.    Because we are not currently engaged in any revenue producing activities, the Company’s sources of funding primarily consist of the sale of marketable securities, additional equity or debt securities, borrowing funds, or selling a portion of our remaining assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further business activities.  Equity financing, if available, may result in substantial dilution to existing stockholders.

A significant portion of our net worth includes the value of a thinly traded and volatile security. Our balance sheet reflects the value of our 2 million shares of YNG common stock at $1,738,000 ($0.87 per share, although the current price is approximately $0.70 per share).  While this value is based on the market price of YNG stock, there can be no assurance that we would be able to receive this amount of money were we to attempt to sell the shares.  The market for YNG stock on the Toronto Stock Exchange is volatile both in terms of price and volume, and there can be no assurance that we would recover the full amount set forth on our balance sheet were we to attempt to see the YNG shares we hold.

Any refurbishment or restart of our Gold Bar Mill will be dependent upon receiving adequate financing.  If we elect to attempt to refurbish or restart operations at the Gold Bar Mill we will have to identify and secure a significant amount of outside capital.  Historically, we have not consistently been able to identify and obtain a sufficient amount of outside capital to fund our operations.  There is no assurance that we will be successful in receiving adequate financing to fund the refurbishment of the Gold Bar Mill or any other significant business operations.  Should we fail to obtain adequate financing, any possible revenue generating operations will be significantly delayed or may never occur.

Because the YNG common stock received by the Company as part of the YNG settlement constitutes a significant Company asset the Company could be deemed subject to additional regulation.  The YNG common stock received by the Company in 2010 as part of the settlement with YNG represents one of the Company’s most significant assets as of December 31, 2010.  As of December 31, 2010 the YNG stock represented approximately 30% of our non-cash assets, which number is expected to increase as the Company expends its cash and cash equivalent assets to fund its limited business operations.   In certain situations companies whose assets are in large part comprised of marketable securities can be subject to state and/or federal regulations, such as under Investment Company Act of 1940 (the “ICA”).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the ICA, if the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

Historically, cash shortages have negatively affected our ability to explore and develop our properties and further our business development.  Historically we have experienced significant cash shortages.  We have been able to meet certain of our financial obligations through funds raised in equity and debt financings.  We likely will continue to experience cash shortages, which will likely cause delays in development of any business prospects and any possible revenue generating operations, and will otherwise negatively affect our financial condition.

Our outstanding classes of Preferred Stock and other convertible securities, and debt, will (if converted) cause significant dilution to our common shareholders.  We currently are authorized to issue 2,000,000,000 shares of common stock and as of December 31, 2010, we had 9,335,445 shares of our common stock outstanding.  Including all of our outstanding common shares, securities that are convertible or exercisable into common stock (including our outstanding classes of Preferred Stock), and other obligations to issue common stock, on a fully diluted basis as of December 31, 2010 we would have 14,810,645 shares outstanding.

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

The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange and demonstrates the significant fluctuations in metal prices:

Year	High	Low	Average

2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007	806	631	695
2008	1,011	712	872
2009	1,212	810	1,011
2010	1,421	1,058	1,219

Source of Data: Kitco.com

On March 10, 2011, the afternoon fixing price for gold on the London Metals Exchange was $1,411 per ounce.

Our future success is in part dependent upon our ability to retain and attract qualified management. Our future success in large part is dependent upon the continued efforts of our current management team who provide us with the key technical and management aspects of our contemplated operations, including: Terry Turner, Blane W. Wilson and Tracy A. Madsen.  At times each of these persons has agreed to defer their wages or other remuneration otherwise due to them.  Although we have entered into employment agreements with Messrs. Turner, Wilson and Madsen, as a result of our continued liquidity shortages, these persons may be motivated to seek other employment.   In fact, Mr. Wilson is currently working for (with our consent) Klondex Mines, Ltd. as its President while continuing to perform his duties for Golden Eagle on a part time basis.  We believe that our future success depends in part upon our ability to attract and retain qualified personnel for our operations.  The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

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

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future.  Historically, the price and trading volume of our common stock has been volatile.  Several factors likely contributed to this volatility including: our significant operating losses; the suspension of our operations and subsequent sale of our Bolivian projects, the termination of our agreement with Queenstake Resources USA. related to the operation of the Jerritt Canyon mill; and the dilution of shareholders’ interests.  Such factors will likely continue to impact price and trading volume volatility.

As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing penny stocks, which will impair trading activity in our shares.  Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

Item 1B.          Unresolved staff comments

None

Item 2.             Properties

Gold Bar mill and plant

We currently own the Gold Bar Mill and gold recovery plant located 25 miles northwest of Eureka, Nevada, however, we do not own the land on which it is located (or any other real property).

Office lease

Our executive office is located at 9653 South 700 East, Salt Lake City, Utah 84070. We pay $810 per month on the lease on a month to month basis.

Item 3.             Legal proceedings

None

Item 4. [Removed and Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over-the-Counter (“OTC”) Bulletin Board under the trading symbol “MYNG.”   The following table shows the high and low bid for our common stock during the last two years. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions, and were derived from :. Additionally, the prices listed below give effect to the 1-for-500 reverse stock split we effected in April 2010 and that was reflected in the general marketplace in May 2010.

2009	Low Bid	High Bid
First Quarter	$.50	$1.80
Second Quarter	$.40	$1.20
Third Quarter	$.40	$.60
Fourth Quarter	$.45	$1.45

2010	Low Bid	High Bid
First Quarter	$.35	$.80
Second Quarter	$.10	$1.01
Third Quarter	$.07	$.28
Fourth Quarter	$.11	$.30

Holders

As of December 31, 2010, there were approximately 8,000 shareholders of record of our common stock.   This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in ‘street name.’

Capital Structure

We currently are authorized to issue 2,000,000,000 shares of common stock, and as of December 31, 2010, we had 9,335,445 shares of our common stock outstanding.  In addition to the outstanding shares of common stock, we have authorized a total of 10,000,000 preferred shares of which the following separate classes have been designated:

(i)         3,500,000 shares of our Series A Convertible Preferred Stock have been authorized for issuance, none of which are currently issued or outstanding.

(ii)        4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, of which 80,000 are issued and outstanding.  These 80,000 Series B shares are in the aggregate convertible into 40,000 common shares post reverse split.

(iii)       one share of Series C Preferred Stock has been authorized and issued, and is outstanding.  That share is convertible into 975,493 shares of common stock post reverse split.

(iv)       999,000 shares of Series D Convertible Preferred Stock have been authorized, of which 568,886 shares of Series D Preferred Stock are outstanding.  These Series D shares are, in the aggregate, convertible into 2,844,430 common shares post reverse split.

Additionally, we have convertible debentures, as well as stock options outstanding that are convertible or exercisable into common stock, and other obligations to issue common stock.  On a fully diluted basis as of December 31, 2010 we had 14,810,645 shares of common stock outstanding.

Fully diluted shares for the years ended December 31,	2010		2009

Basic shares outstanding	9,335,445		3,950,102
Series B preferred conversion	40,000		40,000
Series C preferred conversion	975,493		975,493
Series D preferred conversion	2,844,430		3,696,095
Convertible debentures & convertible notes payable	1,154,444		298,824
Stock payable	-		106,250
Stock options	460,833		203,829
Total	14,810,645	*	9,270,593	*
*           Exclusive of immaterial fractional shares and rounding.

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

Dividends

We have never paid a cash dividend on our common stock or on our preferred stock and have no present intention to declare or pay cash dividends on our common or preferred stock in the foreseeable future.  We intend to retain any earnings that we may realize in the foreseeable future to finance our operations. Future dividends are very unlikely for the foreseeable future and any future dividends, if any, will depend on earnings, financing requirements and other factors. Should we sell the Gold Bar Mill for cash or securities without entering a merger arrangement a dividend of cash or shares may be contemplated. We can, however, offer no assurances that any sale will take place or that we will issue a dividend if a sale or merger does take place.

Securities authorized for issuance under equity compensation plans

(1)           Stock option correction

As reported in a current report on Form 8-K filed on October 16, 2009, on October 7, 2009 our Board of Directors adopted the Company’s 2009 Revised Equity Incentive Plan (the “Revised Plan”).  The adoption of the Revised Plan was contingent on receiving shareholder approval.  On March 26, 2010 we filed a current report on Form 8-K (the “Original 8-K”) that disclosed (among other things) that our shareholders had approved Revised Plan at the meeting held on March 23, 2010.  Included in the Original 8-K was an erroneous statement that all options previously granted under the 2009 Plan became effective upon the Company’s shareholders approving the plan. As described below, this statement was untrue because shareholder approval was only one of two conditions subsequent that were to be met before the vesting of those options; the other condition established in the minutes approving the option grants was that the option grantees accept the options by signing and returning option agreements to the Company by December 31, 2009. At pages 53-54 of our annual report on Form 10-K for the year ended December 31, 2009, we also erroneously reported that certain option grants to our executive officers (including Messrs. Turner, Madsen and Wilson), directors (including Messrs. Riveros and DeLozier) and others had vested under the Revised Plan. Our quarterly report on Form 10-Q (as amended) for the quarter ended March 31, 2010 included similar erroneous statements.

The Revised Plan was adopted by the Board of Directors on October 7, 2009, and on that date the Board also granted options to purchase approximately 600,000,000 shares of common stock (1,200,000 post-500:1 reverse split accomplished in March 2010), with an exercise price of $0.0011 per share ($0.55 per share post-split).  A condition of the grants was that the recipients of each option execute and return to the Company an option agreement defining the terms of the option by not later than December 31, 2009. No person has returned any such option agreement and, therefore, the option grants were never effected notwithstanding the subsequent shareholder approval.

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

Consequently, the disclosure of the grant and vesting of options pursuant to the Revised Plan as set forth in the Original 8-K, the Company’s Form 10-K for the year ended December 31, 2009, the Company’s Form 10-Q (as amended) for the quarter ended March 31, 2010, and in the proxy statement for the special shareholders’ meeting held on March 23, 2010, was erroneous as the grant and acceptance of those options was never completed.

The Revised Plan was, however, properly adopted and approved by the Company’s shareholders.  750,000,000 shares of common stock were reserved for issuance under the Revised Plan (1,500,000 shares after giving effect to the reverse split). The Revised Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Revised Plan is currently administered by the Board of Directors as a whole. The Revised Plan includes two types of options: (i) Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended are referred to as “Incentive Options”; and (ii) Options which are not intended to qualify as Incentive Options are referred to as “Non-Qualified Options.” Bonuses, which may also be granted under the Revised Plan, are the outright issuance of shares of common stock. The exercise price of the options granted under the Revised Plan must be 100% of the “fair market value” (which is defined in the Revised Plan) of our common stock on the date of grant, and the exercise period for options granted under the Revised Plan cannot exceed ten years from the date of grant. The Revised Plan provides that an option may be exercised through the payment of cash, in property or in a combination of cash, shares and property subject to approval of the Company.

To date, no options are outstanding under the Revised Plan as the options originally granted were never accepted by the grantees.  Any statements to the contrary in the Original 8-K, the Company’s annual report on Form 10-K for the year ended December 31, 2010, the Company’s quarterly report on Form 10-Q (as amended) for the quarter ended March 31, 2010, the proxy statement for the Company’s shareholders’ meeting held on March 23, 2010, and other documents filed by the Company should be disregarded.

(2)	Stock options issued

At times we have granted certain officers and directors stock options and stock bonuses, but those are ad hoc grants and have not been made pursuant to a formal plan (except for those options granted under the 2009 Revised Plan which were subsequently deemed void ab initio).  Upon the commencement of his employment in 2008 we agreed to grant Blane Wilson, our Chief Operating Officer, a quarterly bonus in the form of a stock option.   As of December 31, 2010 Mr. Wilson had been granted options to acquire a total of 460,833 shares of our common stock. Effective November 30, 2010,we entered into a revised employment agreement with Mr. Wilson agreed that no more options would be issued to him following the final issuance of options on July 13, 2010.

The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2010.

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	460,833	$0.71	—

Total	460,833	$0.71	-0-

Unregistered sales of equity securities and use of proceeds

The following  are the sales of unregistered securities that occurred during the fiscal year ended December 31, 2010 or subsequently, that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

1. On October 13, 2010, we issued 405,000 shares of our restricted common stock to Miguel Simon Guardia, a resident of Bolivia to retire indebtedness in the amount of $36,450. The issuance was completed at a price of $0.09 per share.  We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”) for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that he is an “accredited investor”, and that he acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof. Further, because this issuance was made to a non-U.S. person we also relied on Regulation S for this issuance.

2. On December 22, 2010, we issued 166,667 shares of our restricted common stock to Golden Eagle Mineral Holdings, Inc. in exchange for 33,333 shares of our Series D Preferred Stock value at $33,334. The issuance was completed at a price of $0.20 per share.  We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that he is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

3. On March 16, 2011, we issued 24,706  shares of our restricted common stock to Global Connections Mining LLC in exchange for services provided valued at $4,200. The issuance was completed at a price of $0.17 per share.  We relied on the exemptions from registration   provided in Sections 4(2) and 4(6) of the Securities Act for this issuance because the issuance: did not involve a public offering and was made without general solicitation or advertising; the investor previously represented to us that he is an “accredited investor”, and that it acquired our securities for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof. Further, because this issuance was made to a non-U.S. person we also relied on Regulation S for this issuance.

Item 6.               Selected Financial Data

Not applicable.

Item 7.               Management's discussion and analysis of financial condition and results of operations

Overview

Our financial picture during the year ended December 31, 2010 was dominated by two events: The first of which was the settlement of our lawsuit with Queenstake Resources USA, Ltd. and Yukon-Nevada Gold Corp.; and the second was the sale of our Bolivian operations. Historically, our operations have primarily been focused within the minerals industry in Bolivia and Nevada, with our focus being on the gold and copper mining prospects and the operation of gold milling and processing facilities.  During fiscal 2009 we suspended our Bolivia operations and began focusing primarily on our U.S. based business operations and prospects and, in March 2010 transferred control of our Bolivian operations to an unaffiliated third party, and completed the disposition of those operations and assets in November, 2010.

During the first half of fiscal 2009 our Nevada operations were focused primarily on operating the Jerritt Canyon Mill pursuant to our agreement with Queenstake. Following the termination of our contract we sought legal remedies which were resolved on August 20, 2010.

Currently our efforts are primarily focused on exploring and pursuing our options with respect to the Gold Bar Mill that we own in Nevada, which include potentially refurbishing the mill for active operations, selling the mill, and/or entering into a joint venture, merger or other business relationship with respect to an active gold mining company in the area that may wish to utilize the mill. Identifying and executing upon a business opportunity may require the depletion of our current cash position and possibly additional outside capital of which the Company cannot offer any assurance will be available on reasonable terms, if at all. While we believe we have sufficient funds to operate during the coming year, in the event we are unable to successfully identify and act upon a business opportunity during our current fiscal year, we may not have sufficient working capital to operate during subsequent years.

Liquidity and capital resources

Our working capital deficit for at least the past five years has limited our ability to expand our operations and fully pursue our business plan. The following table sets forth our working capital position at December 31, 2010.

Years ended December 31,	2010
Cash and cash equivalents	$1,670,949
Marketable securities*	1,738,000
Prepaid expenses	1,100
Current Assets	3,410,049
Current Liabilities	(1,241,453)
Working Capital	$2,168,596

* We received 2,000,000 shares of YNG stock as part of our legal settlement. While we have made no decision as to whether we will hold or sell any or part of these securities, we believe but cannot guarantee that by selling part or all of these securities we may be able to satisfy all or part of our capital commitments should we no longer have cash available.

Our cash obligations as of December 31, 2010 totaled $1,169,361. We believe we have sufficient cash on hand to satisfy our current limited business operations through our 2011 fiscal year, however, should these cash assets are not sufficient to allow us to engage in significant operations such as refurbishing or operating the Gold Bar Mill.    During the first three months of our fiscal year 2011 we satisfied in excess of $500,000 of additional obligations. We also own 2,000,000 shares of Yukon Nevada Gold Corp. (YNG) Stock which we received in our legal settlement with YNG which we may be able to sell to raise additional cash. We also believe but cannot guarantee that we will be able to satisfy a portion of our outstanding debt by converting it into shares of our common stock.

Because we have no continuing active business operations, our cash flow commitments related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Securities Exchange Act of 1934.  Inasmuch as we have no revenues, we can expect our working capital and available cash to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues other than nominal amounts of interest generated from funds we have on deposit.  Although we expect to be able to use our cash on hand and the proceeds from potential sales of our marketable securities to be sufficient to satisfy our basic corporate needs during fiscal 2011, such resources are not sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.  We expect to continue to focus our efforts on identifying and executing upon some strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Since entering into the settlement with YNG we have satisfied a significant portion of our debts, including the satisfaction with a significant amount of indebtedness after December 31, 2010.

Results of operations

The following sets forth certain information regarding our results of operations as of December 31, 2010 and 2009.

Years ended December 31,	2010	2009
Revenues	$-	$-
Exploration & development costs	(54,771)	(26,333)
General and administrative	(836,400)	(947,305)
Depreciation and depletion	(205)	(3,551)
Operating (loss)	(891,376)	(977,189)
Interest expense	(367,944)	(177,839)
Accretion of note discount	(50,854)	(351,866)
Loss on conversion	(99,890)	-
Net (loss) on continuing operations	(1,410,065)	(1,506,894)
Loss on discontinued operations-Bolivia	(57,606)	(596,523)
Loss on discontinued operations-Nevada	(446,354)	(81,425)
Loss on sale of business unit-Bolivia	(71,768)	(1,247,703)
Gain on legal settlement-Nevada	4,349,301	-
Net gain (loss)	2,363,508	(3,432,545)
Dividends for preferred shareholders	-	(794,449)
Unrealized gain on securities	586,000	-
Net gain (loss) including comprehensive income	2,949,508	(4,226,994)

Revenues.   All revenues during 2009 and 2010 are recorded as discontinued operations. Please see Note I –Reclassifications in our Footnotes to the Financial Statements attached to this report for a comparison of the 2009 revenue classification and the discontinued operations reclassification. We have received no revenues during fiscal 2009 or 2010 from continuing operations and, at the present time expect no revenues from continuing operations in 2011.

Exploration and Development Expenses. Our exploration and development costs increased by $28,438 to $54,771 for the year ended December 31, 2010, from $26,333 for our 2009 fiscal year.  Exploration and development costs increased during fiscal 2010 primarily as a result of our increased security requirements at our idle Gold Bar Mill.

General & Administrative Expenses. General and administrative expenses decreased by $110,905 to $836,400 for year ended December 31, 2010, from $947,305 during our 2009 fiscal year.  The decrease in our general administrative expense during 2010 is primarily attributable to the suspension and ultimate termination of our Bolivian operations and a decrease in legal fees related to our lawsuit with Queenstake Resources USA.

Interest Expense.  Interest expense for the year ended December 31, 2010, increased by $190,105 to $367,944, from $177,839 during the same 2009 period.  The increase was primarily due to the default interest accrued on certain notes that matured and were not paid in accordance with their terms. During February 2011 we paid the remaining principal an interest that was subject to default interest totaling $479,804. As a result we do not believe we are subject to any additional default interest rates in excess of our agreed upon interest rate.

Off-balance sheet arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Item 7A.            Quantitative and Qualitative disclosures about market risk

We currently own 2,000,000 shares of Yukon Nevada Gold Corp. (YNG) stock that we received in our legal settlement with YNG. As March 28, 2011 these shares were trading at $.70 per share which represented a total value of $1,400,000 (if we were able to sell our entire position at the then current price). On this same date our broker informed us that these shares were available to be sold. On the date of our legal settlement with YNG, their shares were trading at $.576 per share for a market value of $1,152,000. The market for junior mining stocks in general and YNG in particular is volatile and wide swings in the share prices of junior mining company stocks can be expected. We do not have a seat on the board of Directors at YNG and we have no control over any decisions that they may make that may affect the price of their stock. We also have no control over the market in general and any changes in the price of gold or the world economy may either positively or negatively affect the value of our YNG holdings. We cannot guarantee that YNG stock will continue to rise or that it will have any value at all at the time we decide to sell our shares. Should YNG fail the value of their stock could fall to zero and we would have to recognize a loss on our financial statements. We have not yet determined if we will sell any or all of the shares of YNG that we own or what we will do with the proceeds from any possible sale.

Item 8.               Financial statements and supplementary data

The disclosure required by this item are contained on pages F-1 through F-29.

Item 9.               Changes in and disagreements with accountants on accounting and financial disclosure

On August 17, 2010, Chisholm, Bierwolf, Nilson & Morrill, LLC (CBNM) notified us that effective as of that date, the firm was not going to stand for re-election as the Company’s independent auditor.   Effective the same date, we appointed Mark Bailey & Company, Ltd. as our new auditor and that decision to change the auditor was approved by our Board of Directors. CBNM issued its auditor’s report on our financial statements for the year ended December 31, 2009, which included an explanatory paragraph as to our ability to continue as a going concern. Other than the going concern uncertainty, CBNM’s audit report on our financial statements for the years ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2009 and any subsequent interim period through August 17, 2010, the date of resignation of CBNM, there were no disagreements with CBNM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to CBNM’s satisfaction, would have caused CBNM to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K. We previously provided CBNM with a copy of the disclosure regarding CBNM’s resignation contained in this report, and requested in writing that CBNM furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. CBNM provided a letter, dated August 20, 2010 stating its agreement with such statements

During the year ended December 31, 2010 we did not have any disagreements with our current auditors, Mark Bailey & Company, LLC on any matters of accounting principles, practices or financial statement disclosures.

Item 9A.            Controls and procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures needed to be declared as ineffective.  The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures.  The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2010 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting.  We do have a separate CEO and CFO, however we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company.  Until such time as we are able to install an audit committee, we do not meet the full requirement for separation.  In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

•	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened to limit the possibility of any lapse in controls occurring.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Subject to the Company’s financial resources Management hopes to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our management determined that there were no other changes made in our internal controls over financial reporting during 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B             Other information

Executive Officer Compensation

Effective October 1, 2010 the salary of our Chief Executive Officer and President, Terry Turner was increased to $200,000, and the salary of our Chief Financial Officer, Tracy Madsen, was increased to $150,000.

Blane Wilson Employment Agreement

Effective November 30, 2010 we entered into a new agreement with our Chief Operating Officer Blane Wilson (the “Agreement”).  In the Agreement the Company and Mr. Wilson agreed to:

▪	Terminate the employment agreement between the Company and Mr. Wilson originally entered into in April 2008 and later amended in October 2008 (the “Original Agreement”); and

▪	The terms by which Mr. Wilson is continuing to serve as our Chief Operating Officer.

The Agreement provides that Mr. Wilson’s employment is now at-will.  In the Agreement Mr. Wilson acknowledged that all amounts owed to Mr. Wilson in accordance with the Original Agreement have been satisfied and that he is not due any form of compensation as a result of the termination of the Original Agreement.  In accordance with the Agreement the Company is now paying Mr. Wilson $2,500 per month, and Mr. Wilson is providing services to the Company on a part-time basis.  Additionally, in the Agreement the Company agreed that Mr. Wilson will continue to be entitled to a 3% of the gross proceeds resulting from any sales of the YNG stock held by the Company as a result of the settlement with YNG.  Further, Mr. Wilson will be entitled to receive a percentage override or royalty from certain transactions involving the Gold Bar Mill.

Part III

Item 10.             Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

The following table sets forth certain information concerning the persons serving as our directors and executive officers (including of our subsidiaries) as of December 31, 2010.  Executive officers are appointed by the Board of Directors.  Each officer holds office for one year or until a successor has been duly appointed, and qualified or until death, resignation or removal.   Messrs. Turner, Madsen and Wilson have entered into employment agreements as discussed under the employment agreement section. No family relationships exist among the officers and directors. Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation.

Name	Age	Position	Term of Office

Terry C. Turner	58	Chairman of the Board of	2/14/97-present
		Directors, President & CEO

Alvaro Riveros	68	Director	1/5/04-present

Harlan M. (Mac)	67	Director	9/28/06- present
DeLozier, II

Tracy A. Madsen	49	Secretary/Treasurer/CFO/	2/13/03-present
		Vice President US
		Administration

Blane W. Wilson	48	Chief Operating Officer	4/18/08-present

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

Harlan M. (Mac) DeLozier II, Director, was appointed as our Vice President for Bolivian Administration on March 1, 1997. Mr. DeLozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990.  From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia.  From 1981 to 1985, Mr. DeLozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988.  From 1989 until 1997, Mr. DeLozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia.  From May 1997 to November 2002, when he resigned his position, Mr. DeLozier also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia. Effective April 30, 2010 Mr. Delozier resigned as Vice President of Bolivian Operations following the sale of our Bolivian operations.

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

Board of Directors – Composition

Our Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively. Currently, the Company does not have a separate nominating or compensation committee as it does not believe that given the small size of the Company and its limited resources and personnel that such a committee is warranted. Currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary. In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of Golden Eagle’s nature while also reviewing other appropriate factors.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% shareholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2010, with the exception of:   (a) Blane Wilson, our Chief Operating Officer who did not file Form 4’s reflecting his receipt of three separate option grants; (b) Tracy Madsen our Chief Financial officer did not timely file a Form 4 related to the issuance to him of 574,230 shares for a convertible note payable, but did file a Form 5 summarizing this issuance on April 11, 2011; (c) Harlan DeLozier, a director, did not timely file a Form 4 for 878,822 shares of common stock issued to him for  a convertible note payable nor did Mr. Delozier file a Form 4 to report certain gifts of shares of Company common stock he effected in December 2010; however, he also filed a Form 5 summarizing these transactions on April 11, 2011; and (4)  Golden Eagle Mineral Holdings, Inc. did not file a Form 4 reporting its conversion(s) of shares of our preferred stock into shares of our common stock in December 2010.

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

SUMMARY COMPENSATION TABLE
						Stock		Option		Non-Equity
Name and Principal	Fiscal	Salary		Bonus		Awards (**)		Awards (**)		Incentive Plan Compensation	Total
Position	Year	($)		($)		($)		($)		($)	($)

Terry C. Turner, Chief Executive Officer and Chairman	2010	$255,749	(A)	$60,000	(B)	$-		$-		$-	$315,749
	2009	$110,751	(A)	$60,000	(B)	$-		$-		$-	$170,751

Tracy A. Madsen, Chief Financial Officer, VP, Secretary & Treasurer	2010	188,941	(C)	$0		$32,423	(D)	$-		-	$221,364
	2009	$104,000	(C)	$0		$$25,000	(E)	$-		$-	$129,000

Blane Wilson, Chief Operating Officer	2010	$128,400	(F)	$79,102	(G)	$-		$44,634	(G)	$-	$252,136
	2009	$104,100	(F)	$-		$-		$82,619	(G)	$-	$186,719

(**)          This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock awards and stock options granted to the named executive officers.  See note B to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(A)           Effective October 1, 2010 Mr. Turner’s salary was increased to $200,000 per year plus $60,000 in a cashless bonus. Mr. Turner received $185,000 in cash for his 2010 wages plus $70,749 in cash for previous years deferred wages.  As of December 31, 2010 Mr. Turner was still owed $162,800 in deferred wages, $42,800 which was due in cash and $120,000 of which was deferred cashless bonus for 2008 and 2009.

(B)            These bonus payments reflect non-cash debt forgiveness.  At December 31, 2009, Mr. Turner owed us $96,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $96,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During both 2009 and 2010 Mr. Turner waived $60,000 of unpaid accrued salary each year. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002. The cashless bonus for 2008 was deducted from the note receivable from him and is classified as wages payable.

(C)            Effective October 1, 2010 Mr. Madsen’s salary was increased to $150,000 annually.  During 2009 Mr. Madsen was paid $104,000 in cash and deferred $6,000 in salary. As of December 31, 2009, Mr. Madsen was owed $50,167 in deferred salary. During 2010, Mr. Madsen was paid $120,000 for 2010 salary plus $50,167 which had been deferred from the previous year plus $18,775 in accrued interest on deferred salary. Additionally Mr. Madsen was paid $50,000 for a bonus payable which was reported on Form 10k dated December 31, 2007 and 2008.

(D)            In May 2010 Mr. Madsen was granted 574,230 shares of our restricted common stock at a price of $.10 per share valued at $57,423.  This amount was made up of the $25,000 note payable granted in February 2009 and described in Note E below, $25,000 in shares granted in February 2010 for 2009 plus $7,423 in accrued interest on the note payable.

(E)            In February 2009 Mr. Madsen was issued a note payable by the Company in the amount of $25,000 for stock he was owed for 2008.

 (F)           On April 18, 2008 Mr. Wilson was appointed as our Chief Operating Officer. His employment agreement specified a base salary of $120,000 per year.  Effective  November 30, 2010 Mr. Wilson agreed to reduce his salary to $30,000 in part because he accepted employment with Klondex Mines, Ltd.; The foregoing table does not include compensation that Mr. Wilson is receiving (with our consent) from his employment relationship with Klondex Mines, Ltd.  Klondex is not affiliated with the Company. Mr. Wilson received $128,400 in cash payments for salary during 2010.  This amount included $112,500 for 2010 wages plus $15,900 he had deferred during 2009.  Mr. Wilson also received $79,102 in cash as part of a commission agreement related to revenues received from our operations of the Jerritt Canyon Mill and its related legal settlement.

(G)           As part of our prior employment agreement with Mr. Wilson, he was entitled to a $25,000 quarterly bonus in the form of options with a three year term, at an exercise price equal to the average of the closing sales price for the 10 trading days prior to the last date of each 90 day period.  Of note, the number of options Mr. Wilson is granted equal to the amount of shares of our common stock that could be purchased with $25,000. Using this formula, Mr. Wilson was issued 258,180 options during 2010 with an estimated fair value of $44,634 (using Black-Scholes options pricing model and152,019 options during fiscal 2009 with an estimated fair value of $82,619.

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

Given the Company’s history of limited financial resources at times our named executive officers have agreed to defer a portion of their salaries to help the Company conserve its financial resources.  Each of Messrs. Turner, Madsen and Wilson deferred portions of their cash compensation during fiscal 2009 and 2010 which as of the date of this report have been paid in full.

When the Board considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace. Specifically, the Board considers the following factors:

•	the Company’s financial resources and ability to meet its current and prospective financial obligations;
•	the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
•	performance compared to the financial, operational and strategic goals established for the Company;
•	the nature, scope and level of the executive’s responsibilities;
•	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
•	the executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

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

In this summary collectively the Turner Agreement and the Madsen Agreement are referred to the “Agreements” and Mr. Turner and Mr. Madsen are each referred to herein as the “Executive.”  The Agreements are both for an initial 3-year term and will renew for successive one year terms unless terminated by the Company or the Executive.  The Turner Agreement provides for a base salary of $180,000 which was increased to $200,000 on October 1, 2010; the Madsen Agreement provides for a base salary of $110,000 which was increased to $150,000 on October 1, 2010.  The Agreements provide that the Executive is eligible to receive a discretionary cash bonus based on the Company’s business and results are eligible to participate in the Company’s equity based compensation plans and to receive other standard employee benefits.  The Agreements impose restrictive covenants on the Executive, such as confidentiality obligations and non-solicitation restrictions.

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

Blane Wilson

With our consent, Klondex Mines, Ltd. (“KDX”) appointed Mr. Wilson as its Executive Mining Advisor, Nevada Operations on March 2, 2010 and its Chief Operating Officer on July 6, 2010.  Mr. Wilson initially served as our Chief Operating Officer under an employment agreement dated April 18, 2008 and amended on October 1, 2008. Effective November 30, 2010 Mr. Wilson and the Company mutually agreed to terminate his employment agreement and entered into a revised agreement with Mr. Wilson based on the limited time that he has available to offer us due to his employment with KDX. As part of his revised agreement, Mr. Wilson will receive $2,500 per month in salary. He will no longer be entitled to options from the Company after the issuance dated July 13, 2010. He will also no longer be entitled to any severance pursuant to his original agreement. Mr. Wilson will be entitled to an ongoing commission of 3% on the sale of the Gold Bar Mill or in the alternative, on the established value of a merger.

Option Grants To Our Named Executive Officers.

The following table sets forth the outstanding equity awards for each named executive officer of Golden Eagle as of December 31, 2010.

OUTSTANDING EQUITY AWARDS (Options)

		Un-	Exercise	Expiration
Name and Principal Position	Exercisable	exercisable	Price ($)	Date
Blane Wilson (1)	27,855	-	$3.59	04/18/2011
Chief Operating Officer	7,440	-	$3.36	07/17/2011
	15,337	-	$1.63	10/15/2011
	30,120	-	$.83	01/13/2010
	31,056	-	$.81	04/13/2012
	52,083	-	$.48	07/13/2012
	38,760	-	$.65	10/13/2012
	37,878	-	$.16	1/13/2013
	58,824	-	$.43	4/13/2013
	161,478	-	$.15	7/13/2013

(1)           As part of Mr. Wilson’s previous employment agreement he is granted a quarterly bonus in the form of an option each 90 day period he remains an employee of the Company. The quarterly option to has a three-year term, to purchase from the Company the number of shares of its common stock  that could be purchased with $25,000 at an exercise price equal to the average of the closing sales price of our common stock for the 10 trading days prior to the last date of each 90-day period.

Compensation of Directors

We reimburse directors for travel and related expenses associated with Board of Directors’ meetings.  We also compensate out non-employee directors $1,000.00 per month for attending any Board of Directors’ meetings held within that month telephonically or in person.  On April 30, 2010, we also began compensating Haran DeLozier $1,000 per month as a non-employee Director.  The following table sets forth information regarding the cash compensation paid to our directors during our year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Alvaro Riveros(1))	$17,000	-	-	-	$17,000
Harlan DeLozier	$10,000				$10,000

(1)        A portion of Mr. Riveros’s directors fees paid was from the previous year which had been deferred.

Although Mr. Turner also served on our Board of Directors during our 2010 fiscal year he did not receive any separate compensation for his service in his capacity as Chairman of the Board of Directors.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Security Ownership of Golden Eagle Officers and Directors

As of March31, 2010, there were 9,360,151 shares of the Company’s common stock outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 21, 2011 by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table. For purposes of this report we have used the fully diluted number of shares of 14,810,645.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(1)

Terry C. Turner 9661 South 700 East Salt Lake City, Utah 84070	Chief Executive Officer, President, and Chairman	-	(2)	-%

Harlan M. (Mac) DeLozier 9661 South 700 East Salt Lake City, Utah 84070	Vice President and Director	468,817		3.2%

Tracy A. Madsen 9661 South 700 East Salt Lake City, Utah 84070	Chief Financial Officer, Vice President –U.S. Administration	584,487		3.9%

Blane W. Wilson 9661 South 700 East Salt Lake City, Utah 84070	Chief Operating Officer	460,832	(3)	3.1%

Alvaro Riveros 9661 South 700 East Salt Lake City, Utah 84070	Director	-		-

All current directors and executive officers as a group (five persons)		1,514,137		10.2%

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K.

(2)	Since he gifted shares in November 2007, Mr. Turner does not own any shares of our common stock.

(3)
As of December 31, 2010 Mr. Wilson has been granted options to purchase 460,833 shares of our common stock which are exercisable at prices between $0.15 and $3.59 and have an expiration date of three years following the date of grant.

Security Ownership of Certain Beneficial Owners

           The following table sets forth the beneficial ownership of the Company’s common stock as of March 21, 2011 by each person (other than the directors and executive officers of the Company) was known to own beneficially, more than 5% of the outstanding voting shares of common stock. To the extent any of the named shareholders own shares of outstanding Preferred Stock (being Series B Stock, Series C Stock, or Series D Stock), or other derivative securities that are exercisable into shares of our common stock or grant the holder voting power, these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table).  As of March 31, 2011 there were 9,360,151 shares of the Company’s common stock outstanding.   For purposes of this report we have used the fully diluted number of shares of 14,405,642.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock(1)

Golden Eagle Mineral Holdings, Inc. Chancery Court, Leeward Highway Providenciales Turks and Caicos Islands	2,386,813	(2)	16.6%

Dewey L. Williams 6860 N. Dallas Pkwy, Suite 200 Plano, TX 75024	1,445,720	(3)	10.0%

Edmundo Arauz Jaimes Freire, 4 Norte Calle Las Jardineras #16 Santa Cruz de la Sierra, Bolivia	1,124,775	(4)	7.8%

Total as a group	5,072,287		35.2%

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

(2)
Consists of: 166,665 shares of common stock; one share of Series C Stock which is entitled to vote with the common stock and is convertible into 975,493 shares of common stock and 248,264 shares of Series D Preferred Stock which is convertible into 1,244,655 shares of common stock.

(3)	Includes 296,020 shares of common stock and $55,000 in debentures convertible into 1,149,700 shares of common stock.

(4)	Includes 248,264 shares of Series D Preferred stock convertible into 1,124,775 shares of common stock.

Change of Control Arrangements

There are not any plans or arrangement known to Golden Eagle that will result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

See the description in Item 5 of this Annual Report for a description of the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following sets out information regarding transactions between officers, directors and significant shareholders of Golden Eagle during the most recent two fiscal years and during the subsequent fiscal year.

Indebtedness

Accrued Compensation.

Current Deferred Compensation. As of December 31, 2010, we owed Terry Turner our Chief executive Officer, 42,800 in accrued wages and $18,044 in accrued interest on unpaid wages.

Employment Agreements

See Item 11, Executive Compensation – Compensation Discussion and Analysis; Employment Agreements, for a discussion of the employment contracts between the Company and Messrs. Wilson, Turner, and Madsen.

Transactions with significant shareholders

None

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

Our Board of Directors selected the independent accounting firm of Mark Bailey & Company, Ltd with respect to the audit of our consolidated financial statements for the years ended December 31, 2010.  Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants, with respect to the audit of our consolidated financial statements for the years ended December 31, 2009.

Audit Fees

During the fiscal year ended December 31, 2010 we paid Mark Bailey & Company Ltd. $13,196 for the second and third quarter reviews and we estimate that we will pay them $30,000 for the 2010 audit.

During the fiscal year ended December 31, 2010 we paid Chisholm, Bierwolf, Nilson & Morrill, LLC $3,040 for the first quarter review. For the fiscal year ended December 31, 2009 we paid them $12,265 for the first, second and third quarter reviews and $29,554 for the 2009 audit.  These aggregate fees include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

Audit-Related Fees

There were no fees billed by Mark Bailey & Company, Ltd. and Chisholm, Bierwolf, Nilson & Morrill, LLC for audit-related services rendered during fiscal years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed by Mark Bailey & Company, LLC and Chisholm, Bierwolf, Nilson & Morrill, LLC during the fiscal year ended December 31, 2010 and 2009, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services provided by Markd Bailey & Company Ltd. and Chisholm, Bierwolf, Nilson & Morrill, LLC during fiscal years ended December 31, 2010 and 2009.

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

Part IV

Item 15.	Exhibits and financial statement schedules

(a)	Financial statements

The following documents are filed as part of this report:
Page

Independent Auditors Report	F-1 through F-3

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8 through F-20

(b)	Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.1.1	Certificate of Designation for the Series A Convertible Preferred Stock.(2)
3.1.2	Certificate of Designation for the Series B Convertible Preferred Stock. (3)
3.1.3	Articles of Amendment (4)
3.1.4	Certificate of Designation for the Series C Convertible Preferred Stock. (5)
3.1.5	Certificate of Designation for the Series D Convertible Preferred Stock. (6)
3.1.6	Articles of Amendment to effect Reverse Stock Split. (7)
3.1.7	Amended and Restated Bylaws. Filed Herewith
10.1	Revised 2009 Equity Incentive Plan. (8)
10.2	Employment Agreement with Terry Turner. (8)
10.3	Employment Agreement with Tracy Madsen. (8)
10.4	Agreement with Blane Wilson effective as of November 30, 2010. Filed herewith.
16.1	Letter from Chisholm, Bierwolf, Nilson & Merrill. (9)
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350.
32.2	Certification by the Principal Financial Officer pursuant to Section 1350.

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from Current Report on Form 8-K dated March 10, 2005.
(3)	Incorporated by reference from Current Report on Form 8-K dated December 29, 2006.
(4)	Incorporated by reference from Current Report on Form 8-K dated September 14, 2007.
(5)	Incorporated by reference from Current Report on Form 8-K dated December 24, 2008.
(6)	Incorporated by reference from Current Report on Form 8-K dated July 6, 2009.
(7)	Incorporated by reference from Current Report on Form 8-K dated April 28, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K dated October 7, 2009.
(9)	Incorporated by reference from Current Report on Form 8-K dated August 17, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

April 12, 2011	/s/ Terry C. Turner
Terry C. Turner, President and Chief Executive Officer

April 12, 2011	/s/ Tracy A. Madsen
Tracy A. Madsen, Chief Financial Officer and Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC.

April 12, 2011	/s/ Terry C. Turner
Terry C. Turner, Director

April 12, 2011	/s/ Alvaro Riveros
Alvaro Riveros, Director

April 12, 2011	/s/ Harlan M. (Mac) DeLozier
Harlan M. (Mac) DeLozier, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 11, 2011

  To the Board of Directors and
  Stockholders of Golden Eagle International, Inc.

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. as of December 31, 2010, and the related consolidated statement of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Golden Eagle International’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Eagle International, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mark Bailey & Company, Ltd.

Reno, Nevada

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

As discussed in Note I to the financial statements, the December 31, 2009 presentation has been reclassified to account for the discontinued operations of the Company’s Bolivian operations as well as the settlement of a contract dispute with Yukon Nevada Gold related to the operation of the Jerritt Canyon Mill. Accordingly, the financial statements as of and for the year ended December 31, 2009 have been reclassified to the current year’s presentation.

/s/Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
May 14, 2010  except for note I dated March 31, 2011

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

POZO & ASOCIADOS C.P.A. S.R.L.

NIT. 121611023

Lic.     Aud. Enrique Pozo Balderrama NIT. 271218014 MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
April 14, 2010

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,670,949	$1,368
Settlement receivable	-	1,178,463
Marketable securities	1,738,000	-
Prepaid expenses	1,100	3,500
Current assets held for sale	-	51,122
Total current assets	3,410,049	1,234,453

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Mineral properties and equipment - held for sale	-	2,663,452
Office equipment	9,204	15,947
	3,989,204	6,659,400
Less accumulated depreciation and impairment	(8,948)	(2,285,417)
Total property and equipment	3,980,256	4,373,983

Total Assets	$7,390,305	$5,608,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,713	$1,683,590
Liabilities related to assets sold	-	131,786
Deferred wages	51,782	194,678
Notes payable	401,410	508,909
Related party payable	-	75,000
Debentures (net)	108,542	95,250
Accrued interest payable	469,006	194,559
Total current liabilities	1,241,453	2,883,772

Common Stock payable	-	85,000
Total Liabilities	1,241,453	2,968,772
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 648,887 and 819,220 issued and outstanding respectively	6,489	8,192
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares; 9,335,445 and 3,950,102 issued and outstanding shares, respectively restated	934	395
Additional paid-in capital	64,172,272	63,611,428
Accumulated (deficit)	(58,616,843)	(60,980,351)
Accumulated other comprehensive income	586,000	-
Total stockholders' equity	6,148,853	2,639,664
Total Liabilities and Stockholder's Equity	$7,390,305	$5,608,436

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	54,771	26,333
General and administration	836,400	947,305
Bad debt expense	-	-
Depreciation and depletion	205	3,551

Total operating expenses	891,376	977,189

OPERATING INCOME (LOSS)	(891,376)	(977,189)

OTHER INCOME (EXPENSE)
Interest expense	(367,944)	(177,839)
Accretion of note discount	(50,854)	(351,866)
Loss on conversion	(99,890)	-

Total other (expense)	(518,688)	(529,705)

Loss before income taxes	(1,410,065)	(1,506,894)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(1,410,065)	(1,506,894)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	(57,606)	(596,523)
Loss discontinued operations (Nevada) net of tax	(446,354)	(81,425)
Loss on sale of business unit (Bolivia) net of tax	(71,768)	(1,247,703)
Gain on legal settlement (Nevada) net of tax	4,349,301	-
NET INCOME (LOSS ) ON DISCONTINUED OPERATIONS	3,773,573	(1,925,651)

NET INCOME (LOSS)	$2,363,508	$(3,432,545)
Dividends for preferred shareholders	$-	$(794,449)
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$2,363,508	$(4,226,994)

Basic gain (loss) per share on continuing operations	$0.35	$(1.15)
Basic gain (loss) per share on discontinued operations	$0.56	$(0.52)
Weighted average shares outstanding - basic	6,691,304	3,679,938
Fully diluted gain (loss) per share on continuing operations	$0.19	$(1.15)
Fully diluted gain (loss) per share on discontinued operations	$0.31	$(0.52)
Weighted average shares outstanding - fully diluted	12,333,169	3,679,938

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	586,000	-
NET COMPREHENSIVE INCOME (LOSS)	$2,949,508	$(4,226,994)

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Year Ended

	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,363,508	$(3,432,545)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Officer compensation contributed	-	60,000
Stock payable for services	-	50,000
Non-cash interest	110,600	351,866
Loss on debt conversions	99,890	-
Loss on sale of Bolivian operations	71,768	-
(Gain) on Queenstake settlement	(4,349,301)	-
Depreciation	205	58,265
Stock based compensation	59,830	82,619
Impairment of assets	-	1,196,070
Loss on disposition of asset	-	51,633
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	202,688	(1,093,981)
Decrease (increase) in prepaid expense and other costs	2,400	16,066
Increase (decrease) in deferred wages	(224,989)	71,678
Increase (decrease) in accounts payable	(564,774)	1,452,051
Increase (decrease) in accrued interest	328,643	164,223

Net cash flows (used by) operating activities	(1,899,532)	(972,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Prodeeds from sale of fixed assets	-	252,047
Proceeds from Queenstake settlement	3,467,152	-
Proceeds from sale of Bolivian operations	50,000	-
Net cash flows provided by investing activities	3,517,152	252,047

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	86,050	65,000
Repayments to related parties	(111,050)	(65,000)
Proceeds from notes payable	276,300	500,154
Repayments of notes payable	(200,000)	-
Preferred stock issued	-	147,000
Common stock issued	-	20,000

Net cash flows provided by financing activities	51,300	667,154
NET INCREASE (DECREASE) IN CASH	1,668,920	(52,854)
CASH - BEGINNING OF PERIOD	2,029	54,883
CASH - END OF PERIOD	$1,670,949	$2,029
Reclassification for 2010 presentation to assets held for sale	-	(661)
CASH-END OF PERIOD, NET OF RECLASSIFICATION	$1,670,949	$1,368
SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)
Cash paid for
Interest	$33,751	$10,273
Income taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statement of Changes in Stockholders'  Equity & Comprehensive Income
For the Period January 1, 2009 through December 31, 2010

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2008	80,001	$800	3,071,795	$307	$61,452,568	$(56,753,357)	$-	$4,700,318

Stock issued for cash ($.35 per share)	-	-	57,143	6	$19,994	-	-	20,000
Stock issued for interest and debt	-	-	545,014	55	193,548	-	-	193,603
Preferred Stock issued for cash	147,000	1,470	-	-	145,530	-	-	147,000
Preferred stock issued for interest and debt	647,449	6,474	-	-	640,975	-	-	647,450
Preferred stock converted to common stock	(55,230)	(552)	276,150	28	524	-	-	-
Value of options granted	-	-	-	-	82,619	-	-	82,619
Stock issued to satisfy debt	-	-	-	-	169,221	-	-	169,221
Discount on debentures	-	-	-	-	52,000	-	-	52,000
Beneficial conversion for Series D preferred shares	-	-	-	-	794,449	(794,449)	-	-
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	-	60,000
Net (loss)	-	-	-	-	-	(3,432,545)	-	(3,432,545)

Balance at December 31, 2009	819,220	$8,192	3,950,102	$395	$63,611,429	$(60,980,351)	-	$2,639,665

Stock issued for interest and debt	-	-	4,384,706	438	374,557	-	-	374,995
Stock issued for service	-	-	151,970	15	15,182	-	-	15,197
Preferred stock converted to common stock	(169,733)	(1,697)	848,667	85	1,019	-	-	-
Preferred sock returned	(600)	(6)	-	-	-	-	-	(600)
Value of options granted	-	-	-	-	44,634	-	-	44,634
Discount on debentures	-	-	-	-	25,562	-	-	25,562
Loss on conversion	-	-	-	-	99,890	-	-	99,890
Net gain	-	-	-	-	-	2,363,508	-	2,363,508
Other comprehensive income	-	-	-	-	-	-	586,000	586,000

Balance at December 31, 2010	648,887	$6,489	9,335,445	$934	$64,172,272	$(58,616,843)	$586,000	$6,148,853

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (“we,” “us” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, we were engaged in contract gold milling operations in the state of Nevada in the United States.

We have also been involved in the business of minerals exploration, mining and milling operations, in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia); however, those operations were disposed of in the first quarter of fiscal 2010.

 We currently own the Gold Bar Mill in Eureka, Nevada which is not currently in operation.

Going Concern
In prior periods, our auditors included an explanatory paragraph in their opinion on our financial statements related to the substantial doubt of our ability to continue as a going concern.  At December 31, 2010 our management determined that we will be able to continue as a going concern without significant capital for infusion for the reasons discussed below.

The disposal of our Bolivian operations and alleviation of the corresponding liabilities along with the settlement of significant portions of our other obligations related to our previous operation of the Jerritt Canyon Mill significantly contributed to our ability to continue as a going concern for at least the next twelve months. In addition, we have significantly increased our liquid assets through the settlement with Queenstake.  Finally, as a result of the disposal of our previous operations we have significantly reduced our ongoing operating expenses.

Note B – Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries, Golden Eagle International, an unincorporated Bolivian entity, and Golden Eagle International, Inc. (Bolivia).  All inter-company transactions and balances have been eliminated. Minority interests are not presented since they are not obligated to fund operating losses.

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

Reclassifications
Certain amounts in 2009 have been reclassified to conform to the 2010 presentation.  These reclassifications did not have a material impact on the previously reported financial position, results of operations, or cash flows.  Please see Note I for a more complete description of our reclassifications.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Foreign Currency
The functional currency for our foreign subsidiaries is U.S. dollars. The financial transactions, records and statements of foreign subsidiaries are all measured in U.S. dollars using the effective daily exchange rate. As a result, we have no material currency translation gains or losses.

Concentration of Credit Risk
From time to time our cash balances, held at a major financial institution, exceed the federally insured limits of $250,000.    Our management believes that the financial institution is financially sound and the risk of loss is low.

Fair Value of Financial Instruments
We use the established three-level valuation hierarchy for valuing and disclosing our financial instruments at fair value. The three levels are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash, receivables, and current liabilities are at cost which approximates their fair value due to their short-term nature.

As part of our August 2010 settlement with Queenstake Resources we obtained 2,000,000 shares of common stock of Queenstake’s parent company, Yukon Nevada Gold Corp. (“YNG”).

These securities, classified as available for sale, are our only financial instrument that is measured at fair value on a recurring basis.  At December 31, 2010 the fair value of the shares of YNG common stock, using level 1 inputs, was $1,738,000.  We did not have any financial instruments that are valued at fair value on a recurring basis as of December 31, 2009 or for the year then ended.

As available for sale securities we recognize realized gains / losses and declines in value of the securities deemed to be other than temporary in earnings.  Unrealized gains / losses are recognized as a component of other comprehensive income.  For the year ended December 31, 2010 we recognized an unrealized gain of $586,000 on our YNG common stock holdings.

Cash and Cash Equivalents
For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Non-Cash transactions

Financing	2010	2009
Issued 3,706,890 shares of common stock for unrelated party notes payable	$270,799	$193,603

Issued 500,000 shares of common stock for related party notes payable	$50,000	-

Preferred stock issued for debt and interest	-	$647,449

Investing	2010	2009
2,000,000 shares of common stock of YNG received	$1,152,000	-

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

Depreciation expense totaled $205 and $3,551 for the years ended December 31, 2010 and 2009, respectively.  No depreciation expense was recognized during 2010 in Bolivia as the assets were classified as held for sale and sold during the year.

At December 31, 2010 and 2009 we held a plant and mill with a carrying value of $3,980,000.  The plant and mill are located near Eureka, Nevada and have been idle since acquisition; therefore, no depreciation expense has been recognized.

At December 31, 2010 and 2009 we have an immaterial amount of office equipment that is depreciated on a straight line basis.

Mineral interests and property
For the year ended December 31, 2009 mineral interests include the costs of acquired mineral rights and royalty interests in production, development and exploration stage properties.

Production stage mineral interests represent interests in operating properties that contain proven and probable reserves. Development stage mineral interests represent interests in properties under development that contain proven and probable reserves. Exploration stage mineral interests represent interests in properties that are believed to potentially contain mineralized material.

Mineral interests related to mining properties in the production stage are amortized over the life of the related property using the units of production (“UOP”) method in order to match the amortization with the expected underlying future cash flows. Development stage mineral interests are not amortized until such time as the underlying property is converted to the production stage. Exploration stage mineral interests associated with adjacent production stage property are amortized on a straight-line basis over the period that we expect to convert, develop or further explore the underlying properties.  For the year ended 2010 we held no mineral interests or properties.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis.

For the years ended December 31, 2010 and 2009 we recognized impairment charges of $0 and $1,196,070 (reclassified to discontinued operations for current year presentation purposes), respectively.

Revenue Recognition and Production Costs
With respect to the contract milling operations at the Jerritt Canyon Mill we engaged in during our 2009 fiscal year, revenue was generated in three manners; (a) once we incurred a cost on behalf of Queenstake USA, it was obligated to reimburse us for those expenses; (b) Queenstake USA was also obligated to pay us a percentage over the cost incurred; and (c) we were to earn a portion of the net income attributable to the milling operations. Revenues were recorded on the cost and the cost plus portion once the cost has been incurred. Revenues were recorded on our portion of net income on a monthly basis after total revenues and costs are calculated.

Stock Based Compensation
We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black Scholes options pricing model.  We recognize the cost as the awards vest.  See Note E for a more detailed description of our stock based compensation.

Beneficial Conversion Feature of Debentures and Convertible Notes Payable
In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt.  Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital.  The discount is amortized over the remaining outstanding period of related debt using the interest method.

Income (Loss) Per Share
The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2009 the inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,	2010		2009
Basic shares outstanding	9,335,445		3,950,102
Series B preferred conversion	40,000		40,000
Series C preferred conversion	975,493		975,493
Series D preferred conversion	2,844,430		3,696,095
Convertible debentures & convertible notes payable	1,154,444		298,824
Stock payable	-		106,250
Stock options	460,833		203,829
Total	14,810,645	*	9,270,593	*
*	Exclusive of immaterial fractional shares and rounding.

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

Deferred taxes are provided on a liability method whereby deferred tax assets tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the report amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Effect of New Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on our financial position, results of operations or cash flows.

Note C – Mineral Interests and Mining Assets

Our mine development costs and mineral interests consist of the following:

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

	2010	2009
Mine development costs	$-	$752,339
Mineral properties	-	1,372,977
Total mineral interests and development costs	-	2,125,316
Less: accumulated impairment and depletion of development costs	-	-
Less: accumulated impairment and depletion of mineral properties	-	(2,056,420)
Net mine development costs	$-	$68,896

Our mining equipment consists of the following:

	2010	2009
Machinery and equipment	$-	$397,081
Replacement materials and parts	-	93,342
Tools	-	6,002
Total mining equipment	-	496,426
Less: accumulated depreciation	-	(228,997)
Net mining equipment	$-	$267,429

On March 1, 2009 we decided not to renew our claims rights on certain of our Precambrian claims. During February 2010 we sold all of our remaining Bolivian operations.  We no longer own any assets in Bolivia.

Our mineral interests consist of the following specific properties:

	2010	2009
Precambrian mineral properties	$-	$1,372,977
Total	$-	$1,372,977

Note D – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2010 and 2009 as follows:

	2010	2009
Other Notes Payable

A note totaling $220,000 payable to Casco Credit with an interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor declared this note in default which resulted in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar mill located 25 miles north of Eureka, Nevada. As of February 10, 2011 this note and accrued interest have been paid in full.	$20,000	$220,000

A note totaling $33,000 payable to Casco Credit with an interest rate of 12% which matured on February 21, 2010. We did not pay the note when due and the note holder declared the note in default which resulted in the note accruing interest at a 5% per month default rate. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada. As of February 10, 2011 this note and accrued interest have been paid in full.	33,000	33,000

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

The payable to Edmundo Arauz, a Bolivian resident with an interest rate of 8% per annum and has been paid in full.	-	70,909

A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum that matures on June 30, 2011.	15,000	15,000

A note payable to Lonestar Equity Group with an interest rate of 8% that matures on June 30, 2011. We have accrued $17,791 in interest on this note.	177,360	170,000

A note payable to Miguel Simon Guardia with an interest rate of 8% per annum which matures on June 30, 2011. We have accrued $6,474 in interest on this note.	156,050	-

Total other notes payable	$401,410	$508,909

Related party payable

Effective February 6, 2007 we issued a convertible note to our Chief Financial Officer. The note was issued in lieu of an obligation that was to be payable in our common shares to our Chief Financial Officer. This note was originally for $50,000. This note has been paid in full.	-	75,000

Total related party payable	$-	$75,000

Convertible debentures

A debenture payable to Andrew Geiss dated July 3, 2008, maturing on May 16, 2010 at 8%. This debenture was converted into common stock and paid in full.	-	25,000

A debenture payable to the John Saunders Trust dated July 7, 2008, maturing on June 30, 2010 at 8%	50,000	50,000

A debenture payable of $52,000 to Dewey L. Williams and the Dewey L. Williams Profit Sharing Plan & Trust, maturing on May 13, 2011 at 8%. This debenture is convertible into 1,040,000 shares of our common stock.	52,000	52,000

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

A debenture payable to Dewey Williams, maturing on June 8, 2011 at 10%. This debenture is convertible into 20,000 shares of our common stock.	3,000	-

A convertible debenture payable to Richard Newberg maturing on February 3, 2012 at 10%. This debenture is convertible into 44,444 shares of our common stock.	10,000	-

Total convertible debentures	$115,000	$127,000

Discount on debentures	(6,458)	(31,750)

Debentures (net)	$108,542	$95,250

Total Loans, notes and debentures	$509,952	$679,159

During the years ended December 31, 2010 and 2009 $50,854 and $351,866, respectively, were recognized for the accretion of beneficial conversion feature note discounts.

Additionally, we recognized losses on conversions of debt that was not initially convertible and subsequently converted at a discount, of $99,890 and $0 respectively for the years ended December 31, 2010 and 2009.

Note E – Stock Based Compensation

As part of certain employment agreements we issue stock options. These are generally approved by the Board of Directors. The exercise price is set by the average closing price of our stock the ten days prior to approval and the grant date fair value is estimated using a Black Scholes pricing model with the following assumptions:

Volatility	= 225%
Expected term	= 3 years
Dividend yield	= 0
Risk free rate	= .30%

The following table represents the option activity for the periods presented;

Number of Options
Outstanding at 1/1/09	50,633
Granted	152,019
Exercised	-
Forfeited/expired	-
Outstanding at 12/31/09	202,652
Granted	258,180
Exercised	-
Forfeited/expired	-
Balance 12/31/10	460,832

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2010 and December 31, 2009 we recognized stock based compensation of $44,634 and $82,619 respectively  which is included in our General and administrative expenses. As of December 31, 2010 all of the options are vested and exercisable with a weighted average exercise price of $.71 and remaining terms between 4 months and 31 months.

The total intrinsic value of the options outstanding as of December 31, 2010 is $0.

Stock Compensation Plans

At a special meeting of shareholders held on March 23, 2010 the Company’s shareholders approved the Golden Eagle International, Inc. Revised 2009 Equity Incentive Plan (“Plan”).  As of December 31, 2010 there were no plan awards granted under the Plan.

Note F – Stockholders’ Equity

Effective April 28, 2010, we implemented the previously approved 500-for-1 reverse stock split.  All share amounts included in this report have been retroactively adjusted accordingly.

Common Stock

During 2010 we issued a total of 5,385,343 shares of our common stock valued at $604,560. This included 151,970 shares of common stock that was issued for services at a price of $.10 per share for a total of $15,197.  Additionally during 2010, we issued 4,384,706 shares of common stock to satisfy debt at prices between $.04 and $2.00 per share for a total value of $374,995. We also issued 848,667 common shares upon the conversion of 169,733 shares of our Series D Preferred Stock.

During 2009 we issued a total of 878,577 shares of our common stock and valued at $213,603. This included 57,143 shares of common stock that were sold to various individuals for cash in a private placement at a price of $.35 per share for total proceeds of $20,000.  Additionally during 2009, we issued 545,014 shares of common stock to satisfy debt at prices between $.35 and $1.00 per share for a total value of $193,603. We also issued 276,150 common shares upon the conversion of 55,230 shares of our Series D Preferred Stock.

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

(ii)         4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, of which 80,000 are issued and outstanding.  These 80,000 Series B shares are in the aggregate convertible into 40,000 common shares.

(iii)        one share of Series C Preferred Stock has been authorized and issued, and is outstanding.  That share is convertible into 975,493 shares of common stock.

(iv)        999,000 shares of Series D Convertible Preferred Stock have been authorized, of which 568,886 shares of Series D Preferred Stock are outstanding.  These Series D shares are, in the aggregate, convertible into 2,844,430 common shares.

During the year ended December 31, 2009 we recognized preferred dividends of $794,449 related to beneficial conversions features of the Series D preferred stock.

Note G – Related Party Transactions

From 1997 through July 31, 2002, we made cumulative unsecured net advances to our president.  As of December 31, 2010 the outstanding balance of these advances totaled $96,783.  However, as of December 31, 2010, we also owed our president $96,783 of unpaid salary. Both amounts have been reduced by offsetting amounts, which the president has recognized as compensation at $60,000 each year in a cashless bonus and forgave $60,000 in accrued salary each year.  These notes net each other out and are not carried on the balance sheet

Our officers and directors made the following loans to the company during 2010 and 2009:

2010	Additions	Payments	Balance
Tracy Madsen(A)	$61,050	$(61,050)	$-
Total	$61,050	$(61,050)	$-

2009
Terry C. Turner	$30,000	$(30,000)	$-
Tracy Madsen(A)	35,000	(35,000)	-
Total	$75,027	$75,027	$-

(A) Loans from Mr. Madsen were made from Avcon Services, Inc., a company owned and controlled by him. Avcon Services, Inc. was paid $23,182 in interest during 2010 and $7,772 in interest during 2009 for loans made to the company.

Deferred salary
As of December 31, 2010 and 2009 we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	2010	2009
Terry C. Turner	Chief Executive Officer	$42,800	$113,549
Tracy A. Madsen	Chief Financial Officer	-	50,166
Harlan M. (Mac) DeLozier	VP Bolivia Administration	-	35,542
Blane W. Wilson	Chief Operating Officer	-	15,900
Total		$42,800	$215,157

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2010, we have accrued $18,044 in interest on unpaid past due wages that is due to Terry Turner.  Interest on accrued wages is included in accrued interest payable.

Note H – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and valuation allowance at December 31, 2010 and 2009, respectively are as follows:

	For the Years Ended December 31,
	2010	2009
Deferred tax assets:
Unexercised stock options	$43,000	$28,000
Net operating loss carry forward	5,248,000	4,357,000
Valuation allowance	(5,291,000)	(4,385,000)
	$-	$-

The components of income tax expense for years-ended December 31, 2010 and 2009 respectively are as follows (in thousands):

	2010	2009

Current Federal tax	$-	$-
Current State tax	-	-
Change in current year NOL (benefit)	(244,000)	(363,000)
True-up of prior year NOL (benefit)	(662,000)	(4,023,000)
Change in valuation allowance	906,000	4,386,000
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $16,371,000 and $14,848,000 at December 31, 2010 and 2009, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years-ended December 31, 2010 and 2009, respectively as follows (in thousands):

	For the Years Ended December 31,
	2010	2009

Provision at US statutory rate of 34%	$1,037,000	$(642,000)
Permanent differences	(1,281,000)	279,000
True-up of prior year NOL	(662,000)	(4,023,000)
Increase in valuation allowance	906,000	4,386,000
Addition for tax positions of prior years	-	-
Ending Balance	$-	$-

With respect to FIN 48, a reconciliation of the beginning and ending amount of the unrecognized tax benefits at December 31, 2010 and 2009 respectively is as follows

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

Note I – Reclassifications

Due to the disposition of our Bolivian operations as well as the settlement of our contract dispute with Yukon Nevada Gold related to the operation of the Jerritt Canyon Mill (subsequently classified as discontinued operations as the operating agreement was terminated in 2009) we have made significant reclassification adjustments to the comparative 2009 financial information contained in this report.  The significant reclassifications are as follows:

Condensed Consolidated Balance Sheet As of December 31, 2009
	As Previously Reported	As Reclassified	Change
ASSETS:
Cash and cash equivalents	$2,029	$1,368	$(661)
Prepaid expenses	53,961	3,500	(50,461)
Current assets held for sale	-	51,122	51,122
Mining equipment & property	496,426	-	(496,426)
Mine development costs	752,339	-	(752,339)
Mineral properties	1,372,977	-	(1,372,977)
Mineral properties and equipment held for sale	-	2,580,033	2,580,033
Office equipment	57,657	15,947	(41,710)

LIABILITIES
Accounts payable and accrued	$1,733,284	$1,601,498	$(131,786)
Liabilities related assets held for sale	-	131,786	131,786

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Results of Operations for the year ended December 31, 2009

	As Previously Reported	As Reclassified	Change
Revenue	$3,995,999	$-	$(3,995,999)
OPERATING EXPENSES:
Production costs	3,201,983	-	(3,201,983)
Exploration and development	171,506	26,333	(145,173)
General and administrative	1,093,043	947,305	(145,738)
Bad debt	875,441	-	(875,441)
Depreciation and depletion	58,265	3,551	(54,714)
Gain (loss) on sale of assets	(51,633)	-	51,633
Asset impairment	(1,196,070)	-	1,196,070
Other net	(250,898)	-	250,898
Loss on discontinued operations -Bolivia	-	(596,523)	(596,523)
Loss on discontinued operations -Nevada	-	(81,425)	(81,425)
Loss on sale of Business unit-Bolivia	-	(1,247,703)	(1,247,703)

The reclassifications did not impact our previously reported financial position, results of operations, or cash flows for the 2009 periods presented in this Form 10-K.