Form 10-Q
period 2011-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-05-12
CIK 869531

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended
March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-23726

GOLDEN EAGLE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

9653 South 700 East, Salt Lake City, UT  84070
(Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320

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
☐ Yes  ☒  No

At May 11, 2011, there were 9,360,151 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended March 31, 2011 are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-10 following the signature page.

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

Overview; Plan of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

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

-
Rehabilitating the Gold Bar Mill for toll refining which is defined as processing ore through our mill for a fixed fee or toll that is produced by a third-party mining company from its mine on its current site, although we do not have the capital resources to do so;

-	Engaging in a joint venture or other strategic transaction with other parties that may be able to produce ore from their mines and wish to utilize the mill.

Although we have engaged in general discussions with certain third parties regarding certain possibilities with respect to the Gold Bar Mill,  to date we have not taken any definitive steps that would result in either the Gold Bar Mill being put into operation, sold, or otherwise monetized for the Company’s benefit.

In the event we enter into a joint venture, refurbish, or operate the Gold Bar Mill on our own we would require the infusion of a significant amount of additional capital.  To bring the mill back into operation would require a significant commitment both in terms of time and financial resources as we would need to take actions such as applying for various permits and constructing a new tailings impoundment facility for disposal.  Therefore, it is not likely that the Company will be able to rehabilitate the Gold Bar Mill on its own, and the more likely scenario for the Gold Bar Mill will involve it being sold to a third party or otherwise rehabilitated and operated by a third party.  Even if we are able to bring the Gold Bar Mill back into operation larger mining companies providing similar services with greater financial resources in the area may affect our ability to attract toll refining partners or customers.    Moreover, as a result of certain agreements previously entered into by the Company, if we are able to complete certain strategic transactions involving the Gold Bar Mill, such as its sale or transfer to a third party, we have an obligation to pay an officer of the company3% of the value we receive from such a transaction as part of his employment agreement. Additionally, we may in the future enter into other agreements which may require us to pay a percentage of the transaction value as a fee for arranging the possible sale or transfer of our Gold Bar Mill.

Because the Gold Bar Mill is our only remaining capital asset shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill or enter into any type of merger arrangement.

Although the Company is not currently involved in active business operations, because of the significant value of the Gold Bar Mill, the Company does not believe it is a shell company as that term is defined in Rule 12b-2  of the Securities Exchange Act of 1934 (the “Exchange Act”).

B.           Bolivia

As part of the sale of our Bolivian operations during 2010, we received as part of the sale, a 3% net smelter return on all minerals produced from the properties which we sold up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

Liquidity and capital resources

Our working capital deficit and lack of liquidity for at least the past five years has limited our ability to fund our operations and fully pursue our business plan. The following table sets forth our working capital position at March 31, 2011.

Three months ended March 31,	2011
Cash and cash equivalents	$884,736
Marketable securities*	1,360,000
Prepaid expenses	1,100
Current Assets	2,245,836
Current Liabilities	(713,824)
Working Capital	$1,532,012

* We received 2,000,000 shares of YNG stock as part of our legal settlement. While we have made no decision as to whether we will hold or sell any or part of these securities, we believe but cannot guarantee that by selling part or all of these securities we may be able to satisfy all or part of our capital commitments should we no longer have cash available.  However, the Company has an obligation to a third party and one of our officers to pay that third party and officer a total of 8% of the value of the YNG stock we currently hold or sell.  The accounts payable disclosed in our financial statements include this obligation.

The Company’s current working capital and liquidity is the result of its legal settlement with YNG in August 2010, which resulted in the Company receiving $3,467,152 in cash as well as 2 million shares of YNG common stock.    Much of the cash portion of the settlement was used to repay Company obligations incurred during its operation of the Jerritt Canyon Mill, as well as the satisfaction of other Company obligations.  The Company’s current cash on hand is largely what remains from the settlement, and the Company expects that it will continue use its cash on hand to pay its standard on-going obligations.

Our cash obligations as of March 31, 2011 totaled $713,824 (being all of our current liabilities).  This represents a significant decrease in our cash obligations from December 31, 2010.  During the quarter ended March 31, 2011 we satisfied debt obligations of approximately $53,000 and paid more than $400,000 of accrued interest associated with certain Company obligations.  Primarily as result of the satisfaction of these debt obligations, and our continuing use of our cash resources to fund our limited operations, our cash and cash equivalent assets as of March 31, 2011 decreased by approximately $786,000 from December 31, 2010.

Because we have  no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act.  Inasmuch as we have no revenues other than nominal amounts of interest, we can expect our working capital and available cash to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations.  Although we expect to be able to use our cash on hand and the proceeds from potential sales of our marketable securities to be sufficient to satisfy our basic corporate needs during fiscal 2011, such resources are not sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

We believe we have sufficient cash on hand to satisfy our current limited business operations through our 2011 fiscal year, however, our current cash assets are not sufficient to allow us to engage in significant operations such as refurbishing or operating the Gold Bar Mill.  During the first three months of our fiscal year 2011 we satisfied in excess of $500,000 of additional obligations, being primarily through the repayment of debt and the accrued interest on that debt. We believe, but cannot guarantee, that we will be able to satisfy a portion of our outstanding debt by converting it into shares of our common stock.

 We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Results of Operations

Three Months Ended March 31, 2011/Three Months Ended March 31, 2010

The following sets forth certain information regarding our results of operations for the three-month period ended March 31, 2011, compared with the same period in 2010.

Revenue and Production Costs. We had no revenues from operations during the three months ended March 31, 2011.  Further, due to the disposal of our Bolivian assets and the settlement with YNG we reclassified all prior  activities to discontinued operations for the 2010 period presented in this report.

Interest Expense.  Interest expense for the three-month period ended March 31, 2011, decreased by $15,419 to $38,114, from $53,533 during the same 2010 period.  The decrease was primarily the result of the payoff of debt with the proceeds from our legal settlement with YNG. We anticipate that interest expense will continue to decline as a result of additional debt reductions, in particular the payoff of debt that was accruing penalty interest.

Loss on discontinued operations. Net loss on discontinued operations was $0 for the period ending March 31, 2011 versus ($318,996) for the three months ending March 31, 2010.  This decrease was the result of the sale of our Bolivian operations which were running at a deficit at the time of sale.

Net Loss. Our net loss decreased by $352,987 to $277,835 as of March 31, 2010 from $630,822 as of March 31, 2010. The decrease was the result of the decrease in interest expense and the decrease in the loss on discontinued operations.

Unrealized loss on securities.  We own 2,000,000 shares of Yukon Nevada Gold Corp (YNG) stock that we received as part of our legal settlement with YNG. As of March 31, 2011, the stock price had decreased to $.68 per share from $.87 per share as of December 31, 2010 and $.58 per share on the date of legal settlement, August 20, 2010.  As the price of YNG stock is volatile we may continue to see wide swings in the price of the stock and the value which we carry on our financial statements. While we have cleared the restrictive legend from the shares we have made no determination as to if and when we may sell these shares. We also can offer no guarantee at what price we may be able to sell our YNG shares.

Off balance sheet arrangements

None

Critical Accounting Policies

There were no accounting standards adopted during the three months ended March 31, 2011 that had a material impact on our consolidated financial statements.

Other new pronouncements issued but not effective until after March 31, 2011 are not expected to have a significant effect on our consolidated financial position or results of operations.

Item 4.  Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2011 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2010 on Form 10-K, that, our disclosure controls and procedures were not effective as of March 31, 2011.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal proceedings

We are currently not party to any on-going litigation that is likely to have a material impact on our financial position, results of operations, or cash flows.

Item 1A Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered sales of equity securities and use of proceeds.

We issued no shares of our common stock during the quarter ended March 31, 2011, or subsequently, that have not been previously reported on Form 10-K dated December 31, 2010.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

May 11, 2011	/s/ Terry C. Turner
Terry C. Turner
President and Principal Executive Officer

May 11, 2011	/s/ Tracy A. Madsen
Tracy A. Madsen
Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$884,736	$1,670,949
Marketable securities	1,360,000	1,738,000
Prepaid expenses	1,100	1,100
Total current assets	2,245,836	3,410,049

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment	9,204	9,204
	3,989,204	3,989,204
Less accumulated depreciation and impairment	(9,000)	(8,948)
Total property and equipment	3,980,204	3,980,256

Total Assets	$6,226,039	$7,390,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$188,141	$210,713
Deferred wages	-	51,782
Notes payable	348,410	401,410
Related party payable	-	-
Debentures (net)	115,000	108,542
Accrued interest payable	62,273	469,006
Total current liabilities	713,824	1,241,453

Common Stock payable	-	-
Total Liabilities	713,824	1,241,453
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 648,887 issued and outstanding	6,489	6,489
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares; 9,360,151 and 9,335,445 issued and outstanding shares, respectively restated	935	934
Additional paid-in capital	64,191,470	64,172,272
Accumulated (deficit)	(58,894,678)	(58,616,843)
Accumulated other comprehensive income	208,000	586,000
Total stockholders' equity	5,512,216	6,148,852
Total Liabilities and Stockholder's Equity	$6,226,039	$7,390,305

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three Months Ended	March 31,	March 31,
	2011	2010

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	3,638	8,225
General and administration	229,574	226,979
Depreciation and depletion	51	51

Total operating expenses	233,263	235,255

OPERATING INCOME (LOSS)	(233,263)	(235,255)

OTHER INCOME (EXPENSE)
Interest expense	(38,114)	(53,533)
Accretion of note discount	(6,458)	(23,208)

Total other (expense)	(44,572)	(76,741)

Loss before income taxes	(277,835)	(311,996)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(277,835)	(311,996)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	-	(107,877)
Loss discontinued operations (Nevada) net of tax	-	(202,688)
Loss on sale of business unit (Bolivia) net of tax	-	(8,261)
Gain on legal settlement (Nevada) net of tax	-	-
NET INCOME (LOSS ) ON DISCONTINUED OPERATIONS	-	(318,826)

NET INCOME (LOSS)	$(277,835)	$(630,822)
Dividends for preferred shareholders	$-	$-
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$(277,835)	$(630,822)

Basic and diluted gain (loss) per share on continuing operations	$(0.03)	$(0.17)
Basic and diluted gain (loss) per share on discontinued operations	$-	$(0.09)
Weighted average shares outstanding - basic	9,339,993	3,679,680

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	(378,000)	-
NET COMPREHENSIVE INCOME (LOSS)	$(655,835)	$(630,822)

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended (Unaudited)
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(277,835)	$(630,822)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Officer compensation contributed	15,000	-
Stock payable for services	-	15,000
Stock issued for services	4,200	-
Bad debt expense	-	202,688
Depreciation	51	51
Accretion of note discount	6,458	23,208
Stock based compensation	-	8,726
Loss on disposition of asset	-	(8,261)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	-	179,716
Decrease (increase) in prepaid expense and other costs	-	6,103
Increase (decrease) in deferred wages	(51,782)	108,863
Increase (decrease) in accounts payable	(22,572)	(25,771)
Increase (decrease) in accrued interest	(406,733)	53,533

Net cash flows (used by) operating activities	(733,213)	(66,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment	-	(40,587)
Net cash flows used in investing activities	-	(40,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	45,650
Proceeds from notes payable	-	50,000
Repayments of notes payable	(53,000)	-
Proceeds from debentures	-	10,000

Net cash flows (used in) provided by financing activities	(53,000)	105,650
NET INCREASE (DECREASE) IN CASH	(786,213)	(1,903)
CASH - BEGINNING OF PERIOD	1,670,949	2,029
CASH - END OF PERIOD	$884,736	$126

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)

Cash paid for
Interest	$426,804	$-
Income taxes	-	-

The footnotes are an integral part of these financial statements

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Our actual results could differ materially from these estimates. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2010.

Note B - Organization and Nature of Business

Organization and Nature of Business

As of March 31, 2011 we have minimal remaining assets and on-going operations subsequent to the disposal of our previous Bolivian activity and termination of the operating agreement for the Jerritt-Canyon Gold Bar Mill and the corresponding settlement with Yukon-Nevada Gold and its subsidiary Queenstake Resources (collectively referred to as “YNG”) during fiscal 2009 and 2010.

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through March 31, 2011 we have not recognized any impairment on the Mill.

Reclassifications

Due to the disposition of our Bolivian operations as well as the settlement of our contract dispute with Yukon Nevada Gold related to the operation of the Jerritt Canyon Mill we have made significant reclassification adjustments to the comparative 2010 financial information contained in this report.  The significant reclassifications are as follows:

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Results of Operations for the 3 months ended March 31, 2010 (in US $)
	As Previously Reported	As Reclassified	Change
OPERATING EXPENSES:
Exploration and development	16,510	8,225	(8,285)
General and administrative	270,610	226,979	(43,631)
Bad debt	202,688	-	(202,688)
Loss on sale of asset	(8,261)	-	(8,261)
Asset impairment	(54,763)	-	(54,763)
Other, net	(1,198)	-	(1,198)
Loss on discontinued operations (Bolivia)	-	(107,877)	107,877
Loss on discontinued operations (Nevada)	-	(202,688)	202,688
Loss on sale of business unit (Bolivia)	-	(8,261)	8,261

The reclassifications did not impact our previously reported financial position, results of operations, or cash flows for the 2010 periods presented in this Form 10-Q.

Note C – Gain (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding as of March 31 of each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding as of March 31 of each year plus the common stock equivalents. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive for 2011 and 2010 and as such they are excluded from the weighted average shares basic and diluted calculation.

Note D – Statement of Cash Flows Information and Supplemental Non-Cash Financing Activities

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.   Non-cash investing and financing transactions during the periods consist of the following:

Three Months ended March 31,	2011	2010
Issuance of common stock for services	$4,200	$-

Total	$4,200	$-

Note E – Notes Payable

A summary of our notes payable as of March 31, 2011 and related changes for the three months ended March 31, 2011 are as follows:

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Type	Balance January 1, 2011	Additions	Payments and Conversions	Beneficial Conversion Feature Discount	Carrying value at March 31, 2011	Interest accrued
Other notes payable (in default)	$53,000	$-	$(53,000)	$-	$-	$-
Other notes payable	348,410	-	-	-	348,410	33,103
Total other notes payable	$401,410	$-	$(53,000)		$348,410	$33,103

Debentures	$108,542	$-	$-	$6,458	$115,000	$29,170

Total debt	$509,952	$-	$(53,000)	$6,458	$463,410	$62,273

During the three months ended March 31, 2011 and March 31, 2010 we recognized $38,114 and $53,533 of interest expense respectively.  All of the above notes payable are classified as current.

Note F – Recent accounting pronouncements

There were no  new accounting pronouncements issued that are expected to have a significant impact our financial position,  results of operations, pr cash flows.

Note G–  Marketable Securities

As part of our settlement with YNG, we received 2,000,000 restricted common shares of YNG with an initial fair value of $1,152,000 (utilizing the sale prices quoted on the Toronto Stock Exchange).  We have classified the shares as available for sale.  Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect the statement of operations.  Unrealized holding gains, of $208,000 has been recognized in the holding value of the stock with a $378,000 comprehensive loss on the holding value for the three months ended March 31, 2011, are reported as a component of other comprehensive income and correspondingly excluded from earnings.