Form 10-K/A
period 2010-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-06-13
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10 - K/A
(Amendment No. 1)

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

9653 South 700 East, Salt Lake City, Utah84070
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
Yes ☐         No ☒

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

On April 8, 2011, the Public Company Accounting Oversight Board revoked the registration of the Registrant's former independent accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC ("Chisholm"). Because the Registrant was unable to obtain a newly-issued report from Chisholm, the financial statements for the fiscal year ended December 31, 2009 that are a part of this Form 10-K, as amended, are considered unaudited.  Consequently no auditor has opined that our consolidated financial statements for the fiscal year ended December 31, 2009,  present fairly, in all material respects, the financial position, the results of operations, cash flows, and the changes in shareholders’ equity in accordance with generally accepted accounting principles, of Golden Eagle International, Inc. on a consolidated basis for the 2009 period.

EXPLANATORY NOTE

Golden Eagle International, Inc. (referred to in this report as “we”, “our”, “us”, the “Company” and “Golden Eagle”) is amending its Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 12, 2011 (the “Original Filing”) because after the Original Filing was filed with the Securities and Exchange Commission we learned that the registration of our former independent auditing firm Chisholm Bierwolf, Nilson & Morrill, LLC (“Chisholm”) was revoked by the Public Company Auditing Oversight Board (“PCAOB”) effective April 8, 2011. Chisholm served as our independent registered accounting firm until August 17, 2010 and provided an audit report for our financial statements for the year ended December 31, 2009 that was included in the Original Filing.

As a smaller reporting company our Annual Report on Form 10-K for the year ended December 31, 2010 must contain audited financial statements comparing the last two fiscal years, those financial statements must be prepared in accordance with generally accepted accounting principles, and the audit must be completed by a PCAOB registered auditor. Because of the revocation of Chisholm’s registration with the PCAOB, Chisholm’s audit report for the year ended December 31, 2009 is not included in the Company’s December 31, 2010 10-K as amended. As a result, no auditor has opined that the Company’s consolidated financial statements for our fiscal year ended December 31, 2009 present fairly, in all material respects, the financial position, the results of operations, cash flows, and the changes in shareholders’ equity in accordance with generally accepted accounting principles on a consolidated basis for the 2009 period. Therefore, the financial statements for the year ended December 31, 2009 included in this 10-K as amended, are considered unaudited. Consequently, the Company’s Annual Report for its fiscal year ended December 31, 2010 does not meet certain requirements imposed by the Securities and Exchange Commission.

Since learning of the revocation of Chisholm’s registration, the Company undertook a review of its financial statements as of December 31, 2009 and for the year then ended to determine if a significant risk of material misstatement existed which could result in a re-audit of the period. This analysis included a discussion with our successor auditor, reviews of the Company’s remaining assets, liabilities, and operations as of December 31, 2010 compared to 2009, and a determination of the costs and potential limitations or difficulties in obtaining the necessary information to perform a re-audit as it relates to the significant operations discontinued beginning in 2009. Based on this analysis, the Company believes that any potential benefit that might be provided to current or prospective Company shareholders from a re-audit of the Company’s 2009 financial statements would be outweighed by the significant expense the Company would incur to perform a re-audit, and thus does not currently intend to have its December 31, 2009 financial statements re-audited. On the other hand, this means that the Company may not be able to hold an annual meeting of shareholders until after the financial statements for its fiscal year ending December 31, 2011, are available, and will not be able to file a registration statement or take certain other actions since the 2009 financial statements are unaudited. If these circumstances develop so that a reaudit becomes necessary to comply with these other requirements before the financial statements for the 2011 fiscal year become available, the Company may revisit the issue.

In additional to removing Chisholm’s report from the Original Filing, this Amendment amends the Original Filing by:

1.
Providing additional disclosure in Item 1 “Business” with respect to the Company’s potential plans for its Gold Bar Mill, as certain of the transactions or business opportunities with respect to the Gold Bar Mill may not be able to be effected until at least the middle of 2012 as a result of the Company’s 2009 financial statements being deemed unaudited.

2.	Setting forth one new risk factors in Item 1A regarding the effect of the revocation of Chisholm’s registration with the PCAOB.

3.
Adding additional disclosure in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations” to note that the discussion related to the 2009 periods were based on the Company’s 2009 financial statements which are deemed unaudited.

4.	Adding additional disclosure regarding Chisholm’s deregistration from the PCAOB in Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

5.	Noting in the financial statements that the 2009 periods are deemed audited.

This Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

Our Chief Executive Officer and Chief Financial Officer have also reissued the certifications required by Sections 302 and 906 of the Sarbanes Oxley Act.

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

-
Rehabilitating the Gold Bar Mill for toll refining which is defined as processing ore through our mill for a fixed fee or toll that is produced by a third-party mining company from its mineon its current site;

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

Because the Gold Bar Mill is our principal remaining capital asset  shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill or enter into any type of merger arrangement.  As a result of the revocation of Chisholm’s registration with the PCAOB,  the Company’s financial statements for its fiscal year ending December 31, 2009 that are included in this Annual Report (as amended) are now deemed unaudited.  For the Company to seek and obtain shareholder approval of any strategic transaction, the federal securities laws may require that certain financial statements and information be included in the information provided to our shareholders for that meeting.  If any such disclosure must include, or be derived from, the Company’s 2009 financial statements, because as set forth in the Explanatory Note of this Form 10-K/A, the Company’s 2009 financial statements are deemed unaudited, the Company likely cannot complete any such transaction until it has audited financial statements for its most recent two fiscal years.  Because the Company does not currently intend to re-audit its financial statements for its 2009 fiscal year, the Company likely will not have audited financial statements for its two most recent fiscal years until after it has filed its Annual Report on Form 10-K for its 2011 fiscal year, likely being in late March 2012.  As such, any transaction involving the Gold Bar Mill that requires the Company to seek and obtain shareholder approval likely cannot be accomplished until at least the middle of 2012. Nevertheless, we are analyzing the issues bearing on accelerating that time line for the consideration by our shareholders of any disposition of the Gold Bar Mill by undertaking a re-audit of our 2009 financial statements.

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

Pursuant to the settlement with YNG, we received a total cash payment of $3,467,152.  In accordance with the settlement we believe we have satisfied all previously outstanding obligations related to the JerrittCanyon contract.

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

•
pay us a 3% net smelter return on all minerals produced from the properties up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

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

As noted above, during much of fiscal 2010 we focused on exploring and considering various alternatives with respect to the Gold Bar Mill, and expect to continue to do so during 2011 however as a result of the revocation of Chisholm’s registration with the PCAOB and our financial statements for the year ended December 31, 2009 now being deemed unaudited, the Company may not be able to complete any transaction that ultimately requires shareholder approval until at least mid 2012.  Nevertheless, we are analyzing the issues bearing on accelerating that time line for the consideration by our shareholders of any disposition of the Gold Bar Mill by undertaking a re-audit of our 2009 financial statements.

Effect of government regulation

If we pursue further development and operation of our Gold Bar Mill we will become subject to numerous governmental regulations applied to the mining and milling industries.

See additional discussion below contained in Item 1A – Risk Factors.

Employees

At December 31, 2010, we employed three total employees, two of which are full-time employees.  Our full time employees work primarily our corporate offices in Salt Lake City, Utah and our part time employee works out of an office in Elko, Nevada

Available information

We are a Colorado corporation with our principal executive offices located at 9653 South 700 East, Salt Lake City, Utah84070.  Our telephone number is: (801) 619-9320. Our fax number is: (801) 619-1747.  Our general e-mail address is info@geii.com. Our website address is www.geii.com.  We file our annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available on our website or from the SEC free of charge at www.sec.gov.  The public may also read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C.20549.  Information on the Public Reference Room may be obtained by calling: 1-800-SEC-0330. Our Code of Business Conduct and Ethics is also available free of charge on our website or by faxing a request to us at: (801) 619-1747 or sending us an e-mail at info@geii.com.

Item 1A.	Risk Factors

The following risks and uncertainties, along with other information contained in this Form 10-K, should be carefully considered by anyone considering an investment in our securities.  The occurrence of any of the following risks could negatively affect our business, financial condition and operating results.

Financial Risks

Due to Our History of Operating Losses, We are Uncertain That We Will Be Able to Maintain Sufficient Cash to Accomplish Our Business Objectives.We have incurred substantial losses of $58,616,843 since our inception.  While at December 31, 2010 we had working capital of $2,168,596, historically we had a working capital deficits and very limited liquidity.  Going forward we estimate that we will experience negative cash flow until we either sell the Gold Bar Mill, bring it into production or merge with another entity which we can offer no guarantees will occur.  Significant amounts of capital will likely be required for us to identify and act upon any business opportunity with respect to our Gold Bar Mill or otherwise.    Because we are not currently engaged in any revenue producing activities, the Company’s sources of funding primarily consist of the sale of marketable securities, additional equity or debt securities, borrowing funds, or selling a portion of our remaining assets. There is no assurance that any additional capital that the Company will require will be obtainable on terms acceptable to us, if at all. Failure to obtain such additional financing could result in delays or indefinite postponement of further business activities.  Equity financing, if available, may result in substantial dilution to existing stockholders.

The financial statements included for the periods ending December 31, 2009 included in this Annual Report on Form 10-K as amended do not include a report from an independent accounting firm registered with the Public Company Accounting Oversight Board as required by the federal securities laws, and therefore are deemed unauditedFor smaller reporting companies, such as GEII, Annual Reports on Form 10-K must contain audited financial statements comparing the last two fiscal years.  The financial statements must be prepared in accordance with generally accepted accounting principles and the audit must be completed by a Public Company Accounting Oversight Board (PCAOB) qualified auditor.  Due to the PCAOB’s deregistration of Chisholm, this Annual Report (as amended) does not include Chisholm’s audit report for the year ended December 31, 2009 and our financial statements for fiscal 2009 are deemed un-audited.  Therefore, no auditor has opined that the Company’s consolidated 2009 financial statements of present fairly, in all material respects, the financial position, the results of operations, cash flows, and the changes in shareholders’ equity in accordance with generally accepted accounting principles, of GEII on a consolidated basis for the 2009 period.

Additionally, absent our financial statements for the year ended December 31, 2009 being re-audited the Company likely is not considered current in its reporting obligations under the Securities Exchange Act of 1934.  As a result, until the Company is able to either have its financial statements for fiscal 2009 re-audited, or can again regain compliance with the requirement to have on file with the Securities and Exchange Commission a report containing audited financial statements for our most two recently completed fiscal years (which likely will not occur until at least late March 2012), the Company and our shareholders likely cannot utilize or rely on certain rules or engage in certain transactions, including but not limited to:

•	Our shareholders likely cannot rely on Rule 144 for any transactions of our securities involving our restricted securities;

•
The Company likely cannot complete certain strategic transactions that require the Company to seek and obtain shareholder approval, such as a potential sale of our Gold Bar Mill or a merger transaction; or

•	The Company cannot complete certain capital raising transactions that may require the Company to deliver audited financial statements.

A significant portion of our net worth includes the value of a thinly traded and volatile security. Our balance sheet reflects the value of our 2 million shares of YNG common stock at $1,738,000 ($0.87 per share, although the current price (at June 3, 2011) is approximately $0.49 per share).  While this value is based on the market price of YNG stock, there can be no assurance that we would be able to receive this amount of money were we to attempt to sell the shares.  The market for YNG stock on the Toronto Stock Exchange is volatile both in terms of price and volume, and there can be no assurance that we would recover the full amount set forth on our balance sheet were we to attempt to see the YNG shares we hold.

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

Our future success is in part dependent upon our ability to retain and attract qualified management.Our future success in large part is dependent upon the continued efforts of our current management team who provide us with the key technical and management aspects of our contemplated operations, including: Terry Turner, Blane W. Wilson and Tracy A. Madsen. At times each of these persons has agreed to defer their wages or other remuneration otherwise due to them. Although we have entered into employment agreements with Messrs. Turner, Wilson and Madsen, as a result of our continued liquidity shortages, these persons may be motivated to seek other employment. In fact, Mr. Wilson is currently working for (with our consent) Klondex Mines, Ltd. as its President while continuing to perform his duties for Golden Eagle on a part time basis.  We believe that our future success depends in part upon our ability to attract and retain qualified personnel for our operations.  The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

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

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future. Historically, the price and trading volume of our common stock has been volatile. Several factors likely contributed to this volatility including: our significant operating losses; the suspension of our operations and subsequent sale of our Bolivian projects, the termination of our agreement with Queenstake Resources USA. related to the operation of the JerrittCanyon mill; and the dilution of shareholders’ interests. Such factors will likely continue to impact price and trading volume volatility.

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

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future.We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

Item 1B.	Unresolved staff comments

None

Item 2.	Properties

Gold Bar mill and plant

We currently own the Gold Bar Mill and gold recovery plant located 25 miles northwest of Eureka, Nevada, however, we do not own the land on which it is located (or any other real property).

Office lease

Our executive office is located at 9653 South 700 East, Salt Lake City, Utah84070. We pay $810 per month on the lease on a month to month basis.

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

Reverse Stock Split

On March 23, 2010 our shareholders approved an amendment to our Articles of Incorporation to effect a 1-for-500 reverse stock split.   The reverse split became effective under Colorado law on April 28, 2010 and the information above reflects the completion of the reverse stock split.  On May 13, 2010, the Financial Industry Regulatory Authority took the necessary actions, and made the required notifications, to cause the reverse stock split to be reflected in the trading markets.  Upon the reverse split being effected every 500 shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares.  No fractional shares were issued in connection with the reverse stock split.  Shareholders who were entitled to a fractional share are entitled to receive a whole share.  The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split.  The number of common shares into which each of our outstanding series of preferred stock may be convertible into, as well as the shares of common stock underlying options, warrants and convertible debentures was proportionately reduced and the exercise prices of any warrants or options, and the conversion prices of any convertible debentures, was proportionately increased by the reverse stock split.

Following the reverse stock split, there remained 2,000,000,000 shares of common stock authorized, and 10,000,000 shares of preferred stock authorized.

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

* We received 2,000,000 shares of YNG stock as part of our legal settlement. While we have made no decision as to whether we will hold or sell any or part of these securities, we believe but cannot guarantee that by selling part or all of these securities we may be able to satisfy all or part of our capital commitments should we no longer have cash available. As of June 3, 2011, our 2,000,000 shares of YNG have a market value of $.49 per share as compared to $.869 on December 31, 2010 and $.576 as of the settlement date.

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

Results of operations

The following sets forth certain information regarding our results of operations as of December 31, 2010 and 2009.  All references and discussion based on the Company’s results of operations for its fiscal year ended December 31, 2009 are based on the financial statements included in this Report for that period.  As noted above, because of the PCAOB’s revocation of the registration of the Company’s former auditing firm, the Company’s financial statements for its 2009 fiscal year are not considered to be audited.

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

We currently own 2,000,000 shares of Yukon Nevada Gold Corp. (YNG) stock that we received in our legal settlement with YNG. As June 3, 2011 these shares were trading at $.49 per share which represented a total value of $980,000 (if we were able to sell our entire position at the then current price). On this same date our broker informed us that these shares were available to be sold. On the date of our legal settlement with YNG, their shares were trading at $.576 per share for a market value of $1,152,000. The market for junior mining stocks in general and YNG in particular is volatile and wide swings in the share prices of junior mining company stocks can be expected. We do not have a seat on the board of Directors at YNG and we have no control over any decisions that they may make that may affect the price of their stock. We also have no control over the market in general and any changes in the price of gold or the world economy may either positively or negatively affect the value of our YNG holdings. We cannot guarantee that YNG stock will continue to rise or that it will have any value at all at the time we decide to sell our shares. Should YNG fail the value of their stock could fall to zero and we would have to recognize a loss on our financial statements. We have not yet determined if we will sell any or all of the shares of YNG that we own or what we will do with the proceeds from any possible sale.

Item 8.	Financial statements and supplementary data

The disclosure required by this item are contained on pages F-1 through F-29.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

On August 17, 2010, Chisholm, Bierwolf, Nilson & Morrill, LLC (”Chisholm”) notified us that effective as of that date, the firm resigned as the Company’s independent auditor.   Effective the same date, we appointed Mark Bailey & Company, Ltd. as our new auditor and that decision to change the auditor was approved by our Board of Directors.

Chisholm issued its auditor’s report on our financial statements for the year ended December 31, 2009, which included an explanatory paragraph as to our ability to continue as a going concern. Other than the going concern uncertainty, Chisholm’s audit report on our financial statements for the years ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2009 and any subsequent interim period through August 17, 2010, the date of resignation of Chisholm, there were no disagreements with Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Chisholm’s satisfaction, would have caused Chisholm to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years.

Effective April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm. As a smaller reporting company our Annual Report on Form 10-K must contain audited financial statements comparing the last two fiscal years, and those financial statements must be prepared in accordance with generally accepted accounting principles and the audit must be completed by a PCAOB registered auditor. Our financial statements for the year ended December 31, 2009 were audited by Chisholm, and as a result of the revocation of Chisholm’s registration Chisholm’s audit report for that year has been removed from this Form 10-K as amended, and our financial statements for the year ended December 31, 2009 are now considered unaudited.

We previously disclosed  Chisholm’s resignation in a Current Report on Form 8-K dated August 17, 2010, and provided Chisholm a copy of the disclosure regarding Chisholm’s resignation contained in that report, and requested in writing that Chisholm furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with such disclosures. Chisholm provided a letter, dated August 20, 2010 stating its agreement with such statements, which was filed as an exhibit to the Company’s Form 8-K.

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

Terry C. Turner, was appointed to the Board of Directors and as our President and Chief Executive Officer on February 14, 1997.  In 1977, Mr. Turner received a B.A. in Political Science and a B.A. in Spanish from the University of Utah. He received his Juris Doctorate in 1980 from BrighamYoung University.  He is a member of the Utah State Bar Association and admitted to practice law in the State and Federal Courts of Utah, the 10th Circuit Court of Appeals and the United States Supreme Court. Mr. Turner is also a member of the District of Columbia Bar, the American Bar Association, the Inter-American Bar Association and the International Bar Association. In addition, he is a member of the Bolivian College of Lawyers (Bolivian Bar Association) and the State Bar Association of the State (Department) of La Paz, Bolivia, and is the first and only American attorney admitted to practice law in Bolivia. From 1980-1983, Mr. Turner was a partner in Day, Barney and Tycksen, Attorneys, in Salt Lake City, Utah, with practice emphasis in mining and natural resources, international law, business, and litigation.  From 1983 to 1989, Mr. Turner was President of High Andes Mining Co., La Paz, Bolivia.  From 1989 to 1991, he was General Counsel to Panworld Minerals International, Inc., a public company with mineral prospects in South America.  From 1991 to 1993, Mr. Turner was General Counsel to Tipuani Development Company, S.A., La Paz, Bolivia a gold dredging company.  From 1993 to 1995, he was Vice President and General Counsel to Minas del Glaciar, S.A., La Paz, Bolivia, which was a mineral exploration company.  From 1995 to 1997, Mr. Turner was in private practice in La Paz, Bolivia.  From 1995 to November 2002, when he resigned those positions, Mr. Turner served as President and a Director of Bolivian Copper Chemical Company, S.A., a private Bolivian copper exploration and mining company located in La Paz, Bolivia.  During the entire period of 1983 through 1997, Mr. Turner was affiliated with and “of counsel” to Cordero and Cordero, a La Paz, Bolivia law firm, dealing with mining and international law.  From January 1996, until February 1997, Mr. Turner was our corporate counsel in Bolivia. Mr. Turner was awarded the Medal of Civic Merit by the Prefect (Governor) of the State of La Paz, Bolivia, during 1997 for his work in promoting investment in the Bolivian mining industry, and for his contribution to the progress within the La Paz state. The Medal of Civic Merit is the highest honor that can be awarded by the state government in Bolivia. Mr. Turner was also named by the National Register to its Who’s Who of international attorneys and mining executives for 2003.

Alvaro Riveros,was appointed as a member of our Board of Directors on January 5, 2004. Mr. Riveros received a Master’s Degree in Electromechanical Engineering from the Werner Siemens School of Engineering in Stuttgart, Germany. He is a registered engineer in Bolivia whose firm, EDICOM, carried out the electromechanical engineering, design and installation for our former Cangalli gold recovery plant and mine. Mr. Riveros was the president of EDICOM president from 2002 until his appointment on our board. Prior to that time, Mr. Riveros was appointed Vice Minister of Industry and Commerce in the Ministry of Economic Development from 2000 to 2002. He was appointed Vice Minister of Natural Resources in the Ministry of Agriculture from 1998 to 2000. From 1997 to 1998, he served as Vice Minister of Planning in the Ministry of Sustainable Development and the Environment. From 1989 through 1997, Mr. Riveros was president of Ximena Gold Mines, Ltd., a gold mining company with hard rock mines at the headwaters of the TipuaniRiver in Bolivia. Earlier in his career, he had previously served as EDICOM’s president from 1978 to 1988. He was appointed Special Technical Advisor to the President of Venezuela from 1975 to 1978. From 1972 through 1975, he served as Director of Industrial Safety for the Ministry of Labor in Bolivia. Mr. Riveros also worked for Siemens as a project engineer in Venezuela and supervised large industrial projects in Brazil and Bolivia between 1965 and 1972.

Harlan M. (Mac) DeLozier II, Director, was appointed as our Vice President for Bolivian Administration on March 1, 1997. Mr. DeLozier is a 1966 graduate of OklahomaStateUniversity, where he received B.A. degrees in Political Science, Foreign Language and History. He served in the Peace Corps in Bolivia from 1966-1971 and was a cattle rancher in Beni, Bolivia from 1972-1990.  From 1976 to 1980 he was a representative of Homeline/Textron in Bolivia, and from 1980-1981 was manager of gold mining operations for Kerani, in the Murillo Province, La Paz, Bolivia.  From 1981 to 1985, Mr. DeLozier was the purchasing agent for the U.S. Embassy Commissary in La Paz, Bolivia and was an exporter for leather products to Chile and Peru from 1986-1988.  From 1989 until 1997, Mr. DeLozier was an international sales representative for Toyota, Chevrolet, and Hyundai in Bolivia.  From May 1997 to November 2002, when he resigned his position, Mr. DeLozier also served as Executive Vice President of Bolivian Copper Chemical Company, S.A., a Bolivian copper exploration and mining company located in La Paz, Bolivia. Effective April 30, 2010 Mr. Delozier resigned as Vice President of Bolivian Operations following the sale of our Bolivian operations.

Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer on February 13, 2003. On November 12, 2003 he was also appointed Vice President US Administration. Mr. Madsen received a B.A. in Finance from BoiseStateUniversity, and an MBA from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience.  From 1987 to 1990, he worked as a branch manager for First Interstate Bank of Nevada. In 1990, and through 1996, Mr. Madsen became Vice President and CFO of Venada Aviation, Inc. During that same period, Mr. Madsen served as President and Chairman of the Board of three subsidiaries of Venada: Arena Aviation, Inc., Lancelot Leasing, Inc. and Camelot Aviation Corporation. From 1996 to 2002, Mr. Madsen served as the CFO of a group of five aviation-related corporations: Tracer Corporation; Trace Air International, Inc.; Trade Air.com, Inc. and Tracer Aviation Services Canada. He was also an officer and a partner of Miami Holdings, Inc. a commercial aircraft wheel and brake overhaul facility.

Blane W. Wilson was appointed as our Chief Operating Officer on April 18, 2008. With our consent, effective March 2, 2010, Klondex Mines, Ltd. appointed Mr. Wilson as its Executive Mining Advisor, Nevada Operations.  Mr. Wilson has 24 years of experience managing milling and processing operations in the mining industry. He previously was Corporate Operations Manager for the Queenstake Resources USA’s JerrittCanyon gold mine.  Mr. Wilson was at the JerrittCanyon operation for 19 years in various positions, including: Mill Foreman, Process Superintendent and Process Manager. Since 1981, the JerrittCanyon mine has produced more than 8 million troy ounces of gold. At the JerrittCanyon mine, Mr. Wilson oversaw a $33 million annual budget and managed a workforce of 154 personnel. He also served on our Technical Advisory Board since February of 2008 and advised us in the past on various potential projects involving our Gold Bar mill located in Nevada.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% shareholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2010, with the exception of:   (a) Blane Wilson, our Chief Operating Officer who did not file Form 4’s reflecting his receipt of three separate option grants; (b) Tracy Madsen our Chief Financial officer did not timely file a Form 4 related to the issuance to him of 574,230 shares for a convertible note payable, but did file a Form 5 summarizing this issuance on April 11, 2011; (c) Harlan DeLozier, a director, did not timely file a Form 4 for 878,822 shares of common stock issued to him for  a convertible note payable nor did Mr. Delozier file a Form 4 to report certain gifts of shares of Company common stock he effected in December 2010; however, he also filed a Form 5 summarizing these transactions on April 11, 2011; and (d)  Golden Eagle Mineral Holdings, Inc. did not file a Form 4 reporting its conversion(s) of shares of our preferred stock into shares of our common stock in December 2010.

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

SUMMARY COMPENSATION TABLE

Name and						Stock Awards		Option Awards		Non-Equity Incentive Plan
Principal	Fiscal	Salary		Bonus		(**)		(**)		Compensation	Total
Position	Year	($)		($)		($)		($)		($)	($)

Terry C. Turner,	2010	$255,749	(A)	$60,000	(B)	$-		$-		$-	$315,749
Chief Executive Officer and Chairman	2009	$110,751	(A)	$60,000	(B)	$-		$-		$-	$170,751

Tracy A. Madsen,	2010	188,941	(C)	$-0		$-32,423	(D)	$-			$221,364
Chief Financial Officer, VP,	2009	$104,000	(C)	$-0		$-$25,000	(E)	$-		$-	$129,000
Secretary & Treasurer

Blane Wilson,	2010	$128,400	(F)	$-79,102	(G)	$-		$44,634	(G)	$-	$252,136
Chief Operating Officer	2009	$104,100	(F)	$-		$-		$82,619	(G)	$-	$186,719

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

(D)       In May 2010 Mr. Madsen was granted 574,230 shares of our restricted common stock at a price of $.10 per share valued at $57,423.  This amount was made up of the $25,000 note payable granted in February 2009 and described in Note D above, $25,000 in shares granted in February 2010 for 2009 plus $7,423 in accrued interest on the note payable.

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

Option Grants To Our Named Executive Officers.

The following table sets forth the outstanding equity awards for each named executive officer of Golden Eagle as of December 31, 2010.

OUTSTANDING EQUITY AWARDS (Options)

			Exercise	Expiration
Name and Principal Position	Exercisable	Un- exercisable	Price ($)	Date
Blane Wilson (1)	27,855	-	$3.59	04/18/2011
Chief Operating Officer	7,440	-	$3.36	07/17/2011
	15,337	-	$1.63	10/15/2011
	30,120	-	$.83	01/13/2010
	31,056	-	$.81	04/13/2012
	52,083	-	$.48	07/13/2012
	38,760	-	$.65	10/13/2012
	37,878	-	$.16	1/13/2013
	58,824	-	$.43	4/13/2013
	161,478	-	$.15	7/13/2013

(1)           As part of Mr. Wilson’s previous employment agreement he is granted a quarterly bonus in the form of an option each 90 day period he remains an employee of the Company. The quarterly option to has a three-year term, to purchase from the Company the number of shares of its common stock  that could be purchased with $25,000 at an exercise price equal to the average of the closing sales price of our common stock for the 10 trading days prior to the last date of each 90-day period. That obligation was terminated in Novermber 2010 when Mr. Wilson entered into a new agreement.

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

Security Ownership of Golden Eagle Officers and Directors

As of March 31, 2011, there were 9,360,151 shares of the Company’s common stock outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2011 by each director and each executive officer of the Company and by all directors and executive officers as a group.  This ownership has not changed through the date of filing this amendment no. 1 to our Form 10-K.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table. For purposes of this report we have used the fully diluted number of shares of 14,810,645.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(1)

Terry C. Turner 9661 South 700 East Salt Lake City, Utah84070	Chief Executive Officer, President, and Chairman	-	(2)	-%

Harlan M. (Mac) DeLozier 9661 South 700 East Salt Lake City, Utah84070	Vice President and Director	468,817		3.2%

Tracy A. Madsen 9661 South 700 East Salt Lake City, Utah84070	Chief Financial Officer, Vice President –U.S. Administration	584,487		3.9%

Blane W. Wilson 9661 South 700 East Salt Lake City, Utah84070	Chief Operating Officer	460,832	(3)	3.1%

Alvaro Riveros 9661 South 700 East Salt Lake City, Utah84070	Director	-		-

All current directors and executive officers as a group (five persons)		1,514,137		10.2%

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K.

(2)	Since he gifted shares in November 2007, Mr. Turner does not own any shares of our common stock.

(3)
As of December 31, 2010 Mr. Wilson has been granted options to purchase 460,833 shares of our common stock which are exercisable at prices between $0.15 and $3.59 and have an expiration date of three years following the date of grant.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2011 and as of the date of filing this amendment number 1 to our Form 10-K by each person (other than the directors and executive officers of the Company) was known to own beneficially, more than 5% of the outstanding voting shares of common stock. To the extent any of the named shareholders own shares of outstanding Preferred Stock (being Series B Stock, Series C Stock, or Series D Stock), or other derivative securities that are exercisable into shares of our common stock or grant the holder voting power, these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table).  As of March 31, 2011 and currently there were 9,360,151 shares of the Company’s common stock outstanding.   For purposes of this report we have used the fully diluted number of shares of 14,405,642.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock(1)

Golden Eagle Mineral Holdings, Inc. Chancery Court, Leeward Highway Providenciales Turks and Caicos Islands	2,386,813	(2)	16.6%

Dewey L. Williams 6860 N. Dallas Pkwy, Suite 200 Plano, TX75024	1,445,720	(3)	10.0%

Edmundo Arauz Jaimes Freire, 4 Norte Calle Las Jardineras #16 Santa Cruz de la Sierra, Bolivia	1,124,775	(4)	7.8%

Total as a group	5,072,287		35.2%

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

Indebtedness

Accrued Compensation.

Current Deferred Compensation. As of December 31, 2010, we owed Terry Turner our Chief executive Officer, $42,800 in accrued wages and $18,044 in accrued interest on unpaid wages.

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

Audit-Related Fees

There were no fees billed by Mark Bailey & Company, Ltd. or Chisholm, Bierwolf, Nilson & Morrill, LLC for audit-related services rendered during fiscal years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed by Mark Bailey & Company, LLC or Chisholm, Bierwolf, Nilson & Morrill, LLC during the fiscal year ended December 31, 2010 and 2009, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services provided by Markd Bailey & Company Ltd. or Chisholm, Bierwolf, Nilson & Morrill, LLC during fiscal years ended December 31, 2010 and 2009.

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

Part IV

Item 15.  Exhibits and financial statement schedules

(a)	Financial statements

(b)	Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.1.1	Certificate of Designation for the Series A Convertible Preferred Stock.(2)
3.1.2	Certificate of Designation for the Series B Convertible Preferred Stock. (3)
3.1.3	Articles of Amendment (4)
3.1.4	Certificate of Designation for the Series C Convertible Preferred Stock. (5)
3.1.5	Certificate of Designation for the Series D Convertible Preferred Stock. (6)
3.1.6	Articles of Amendment to effect Reverse Stock Split. (7)
3.1.7	Amended and Restated Bylaws. Filed with the Original Filing.
10.1	Revised 2009 Equity Incentive Plan. (8)
10.2	Employment Agreement with Terry Turner. (8)
10.3	Employment Agreement with Tracy Madsen. (8)
10.4	Agreement with Blane Wilson effective as of November 30, 2010. Filed with the Original Filing
16.1	Letter from Chisholm, Bierwolf, Nilson & Merrill, dated August 20, 2010. (9)
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350.
32.2	Certification by the Principal Financial Officer pursuant to Section 1350.

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from Current Report on Form 8-K dated March 10, 2005.
(3)	Incorporated by reference from Current Report on Form 8-K dated December 29, 2006.
(4)	Incorporated by reference from Current Report on Form 8-K dated September 14, 2007.
(5)	Incorporated by reference from Current Report on Form 8-K dated December 24, 2008.
(6)	Incorporated by reference from Current Report on Form 8-K dated July 6, 2009.
(7)	Incorporated by reference from Current Report on Form 8-K dated April 28, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K dated October 7, 2009.
(9)	Incorporated by reference from Current Report on Form 8-K dated August 17, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

June 13, 2011	/s/ Terry C. Turner
Terry C. Turner, President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC.

June 13, 2011	/s/ Terry C. Turner
Terry C. Turner, President, Chief Executive Officer and Director

June 13, 2011	/s/ Alvaro Riveros
Alvaro Riveros, Director

June 13, 2011	/s/ Harlan M. (Mac) DeLozier
Harlan M. (Mac) DeLozier, Director

June 13, 2011	/s/ Tracy A. Madsen
Tracy A. Madsen, Chief Financial Officer and Principal Accounting Officer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 11, 2011

  To the Board of Directors and
  Stockholders of Golden Eagle International, Inc.

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. as of December 31, 2010, and the related consolidated statement of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Golden Eagle International’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of Golden Eagle International, Inc. as of December 31, 2009 are unaudited.

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

/s/ Mark Bailey & Company, Ltd.

Reno, Nevada

CAUTIONARY NOTE

The financial statements for the fiscal year ended December 31, 2009 that are a part of this Form 10-K, as amended, are considered unaudited because Golden Eagle International, Inc. was unable to obtain a newly-issued report from its former independent auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”) as a result the Public Company Accounting Oversight Board’s revocation of Chisholm’s registration on April 8, 2011.Consequently no auditor has opined that our consolidated 2009 financial statements of  present fairly, in all material respects, the financial position, the results of operations, cash flows, and the changes in shareholders’ equity in accordance with generally accepted accounting principles, of Golden Eagle International, Inc. on a consolidated basis for the 2009 period.

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
		(Unaudited)
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
		(Unaudited)

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
		(Unaudited)
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

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2008	80,001	$800	3,071,795	$307	$61,452,568	$(56,753,357)	$-	$4,700,318

Stock issued for cash ($.35 per share)	-	-	57,143	6	$19,994	-	-	20,000
Stock issued for interest and debt	-	-	545,014	55	193,548	-	-	193,603
Preferred Stock issued for cash	147,000	1,470	-	-	145,530	-	-	147,000
Preferred stock issued for interest and debt	647,449	6,474	-	-	640,975	-	-	647,450
Preferred stock converted to common stock	(55,230)	(552)	276,150	28	524	-	-	-
Value of options granted	-	-	-	-	82,619	-	-	82,619
Stock issued to satisfy debt	-	-	-	-	169,221	-	-	169,221
Discount on debentures	-	-	-	-	52,000	-	-	52,000
Beneficial conversion for Series D preferred shares	-	-	-	-	794,449	(794,449)	-	-
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	-	60,000
Net (loss)	-	-	-	-	-	(3,432,545)	-	(3,432,545)

Balance at December 31, 2009	819,220	$8,192	3,950,102	$395	$63,611,429	$(60,980,351)		$2,639,665

Stock issued for interest and debt	-	-	4,384,706	438	374,557	-	-	374,995
Stock issued for service	-	-	151,970	15	15,182	-	-	15,197
Preferred stock converted to common stock	(169,733)	(1,697)	848,667	85	1,019	-	-	-
Preferred sock returned	(600)	(6)	-	-	-	-	-	(600)
Value of options granted	-	-	-	-	44,634	-	-	44,634
Discount on debentures	-	-	-	-	25,562	-	-	25,562
Loss on conversion	-	-	-	-	99,890	-	-	99,890
Net gain	-	-	-	-	-	2,363,508	-	2,363,508
Other comprehensive income	-	-	-	-	-	-	586,000	586,000

Balance at December 31, 2010	648,887	$6,489	9,335,445	$934	$64,172,272	$(58,616,843)	$586,000	$6,148,853

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

Prior Period
Effective April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of our predecessor auditor, Chisholm, Bierwolf, Nilson & Morrill.  Consequently, the financial statements as of December 31, 2009 and for the year then ended are unaudited.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

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

The carrying amounts reported in the balance sheets for  cash , receivables, and current liabilities are at cost which approximates their fair value due to their short-term nature.

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note D – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2010 and 2009 as follows:

	2010	2009
Other Notes Payable
A note totaling $220,000 payable to Casco Credit with an interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor declared this note in default which resulted in the note beginning to accrue interest at a default rate of 5% per month. This note is secured by our Gold Bar mill located 25 miles north of Eureka, Nevada. As of February 10, 2011 this note and accrued interest have been paid in full.	20,000	220,000
A note totaling $33,000 payable to Casco Credit with an interest rate of 12% which matured on February 21, 2010. We did not pay the note when due and the note holder declared the note in default which resulted in the note accruing interest at a 5% per month default rate. This note is secured by the Gold Bar mill located 25 miles north of Eureka, Nevada. As of February 10, 2011 this note and accrued interest have been paid in full.	33,000	33,000

The payable to Edmundo Arauz, a Bolivian resident with an interest rate of 8% per annum and has been paid in full.	-	70,909

A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum that matures on June 30, 2011.	15,000	15,000
A note payable to Lonestar Equity Group with an interest rate of 8% that matures on June 30, 2011. We have accrued $17,791 in interest on this note.	177,360	170,000

A note payable to Miguel Simon Guardia with an interest rate of 8% per annum which matures on June 30, 2011. We have accrued $6,474 in interest on this note.	156,050	-
Total other notes payable	$401,410	$508,909

Related party payable
Effective February 6, 2007 we issued a convertible note to our Chief Financial Officer. The note was issued in lieu of an obligation that was to be payable in our common shares to our Chief Financial Officer. This note was originally for $50,000. This note has been paid in full.	-	75,000

Total related party payable	$-	$75,000

Convertible debentures

A debenture payable to Andrew Geiss dated July 3, 2008, maturing on May 16, 2010 at 8%. This debenture was converted into common stock and paid in full.	-	25,000

A debenture payable to the John Saunders Trust dated July 7, 2008, maturing on June 30, 2010 at 8%	50,000	50,000

A debenture payable of $52,000 to Dewey L. Williams and the Dewey L. Williams Profit Sharing Plan & Trust, maturing on May 13, 2011 at 8%. This debenture is convertible into 1,040,000 shares of our common stock.	52,000	52,000
A debenture payable to Dewey Williams , maturing on June 8, 2011 at 10%. This debenture is convertible into 20,000 shares of our common stock.	3,000	-

A convertible debenture payable to Richard Newberg maturing on February 3, 2012 at 10% . This debenture is convertible into 44,444 shares of our common stock.	10,000	-
Total convertible debentures	$115,000	$127,000
Discount on debentures	(6,458)	(31,750)
Debentures (net)	$108,542	$95,250
Total Loans, notes and debentures	$509,952	$679,159

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2010 and December 31, 2009 we recognized stock based compensation of $44,634 and $82,619 respectively  which is included in our General and administrative expenses. As of December 31, 2010 all of the options are vested and exercisable with an weighted average exercise price of $.71 and remaining terms between 4 months and 31 months.

The total intrinsic value of the options outstanding as of December 31, 2010 is $0.

Stock Compensation Plans

At a special meeting of shareholders held on March 23, 2010 the Company’s shareholders approved the Golden Eagle International, Inc. Revised 2009 Equity Incentive Plan (“Plan”).  As of December 31, 2010 there were  no plan awards granted under the Plan.

Note F – Stockholders’ Equity

Effective April 28, 2010, we implemented the previously approved 500-for-1 reverse stock split..  All share amounts included in this report have been retroactively adjusted accordingly.

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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