Form 10-Q
period 2011-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-08-15
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2011

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

____________________________________
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

 [X]  Yes        [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                      Accelerated filer |_|

Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               |_| Yes  |X|  No

At August 15, 2011, there were 14,525,044 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three and six months ended June 30, 2011 are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-10 following the signature page.

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

A.           U.S. Assets and Operations

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 ton-per-day (“tpd”) Gold Bar CIP gold mill (the “Gold Bar Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore other options related to the mill in Nevada. The Gold Bar Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only significant capital asset

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

Due to the revocation of the PCAOB registration of our prior auditor and the resultant impact on its audit opinion for the year ended December 31, 2009, we are not currently able to engage in any transaction with respect to the Gold Bar Mill which requires approval of our shareholders or for which shareholder approval would be requested by the Board of Directors.  Under Colorado law, shareholder approval would be required for mergers and for the sale of all or substantially all of the Company’s assets not in the ordinary course of business, and for certain other significant corporate actions.

In the event we enter into a joint venture, refurbish, or operate the Gold Bar Mill on our own we would require the infusion of a significant amount of additional capital. Bringing the Gold Bar Mill back into operation would require a significant commitment both in terms of time and financial resources as we would need to take actions such as applying for various permits and constructing a new tailings impoundment facility for disposal.  Therefore, it is not likely that the Company will be able to rehabilitate the Gold Bar Mill on its own, and the more likely scenario for the Gold Bar Mill will involve it being sold to a third party or otherwise rehabilitated and operated by a third party.  Even if we are able to bring the Gold Bar Mill back into operation, larger mining companies providing similar services with greater financial resources in the area may affect our ability to attract toll refining partners or customers. Moreover, as a result of certain agreements previously entered into by the Company, we are required to pay a commission or fee if we are able to complete certain strategic transactions involving the Gold Bar Mill, such as its sale or transfer to a third party. We have an obligation to pay an officer of the company 3% of the value we receive from such a transaction as part of his employment agreement. Additionally, we may  enter into other agreements which may require us to pay a percentage of the transaction value as a fee for arranging the possible sale or transfer of our Gold Bar Mill.

Although the Company is not currently involved in active business operations, because of the significant value of the Gold Bar Mill, the Company does not believe it is a shell company as that term is defined in Rule 12b-2  of the Securities Exchange Act of 1934 (the “Exchange Act”).

B.           Bolivia

As part of the sale of our Bolivian operations during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through June 30, 2011, we have not received any payment or accrual of any obligations under the net smelter return.

C.	Cash and Marketable Securities

On August 20, 2010, we entered into a settlement agreement (the “YNG settlement”) with Yukon-Nevada Gold Corp. and its subsidiary, Queenstake Resources USA, Inc. (“Queenstake,” collectively referred to in this report as “YNG”), to settle all claims in the lawsuit among the parties filed in the Fourth Judicial District Court of Nevada, Elko County (Queenstake Resources USA, Inc. v. Golden Eagle International, Inc. v. Yukon-Nevada Gold Corp, et al., CV-C-09-544).  This litigation arose from what we believed was YNG’s wrongful termination of a Mill Operating Agreement to operate the Jerritt Canyon Mill, a 4,000 tpd gold processing mill located near Elko, Nevada.   A stipulation among the parties to dismiss the lawsuit with prejudice was filed with the court and each party bore its own costs and attorneys’ fees.

Pursuant to the settlement with YNG, we received a total cash payment of $3,467,152 and were issued 2,000,000 shares of YNG common stock.  During the quarter ended June 30, 2011 we sold 140,000 YNG shares for $68,685, resulting in our ownership at June 30, 2011 of 1,860,000 YNG shares.  The market price of YNG stock declined to $0.43 per share as of June 30, 2011 (as compared to the $0.576 per share valuation at the date of the settlement).  We expect to sell the shares over time as market conditions permit and as necessary to allow us to meet our financial obligations.   We have an obligation to a third party and one of our officers to pay that third party and officer a total of 8% of the value of the YNG stock we currently hold as we sell those shares.  The accounts payable disclosed in our financial statements include this obligation.  Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at December 31, 2010, the Company does not does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

Liquidity and capital resources

Until the completion of the YNG settlement described above, our working capital deficit and lack of liquidity for at least the preceding five years limited our ability to fund our operations and fully pursue our business plan.  The YNG settlement and the sale of our Bolivian assets resulted in our ability to repay our current obligations and created a significant amount of positive working capital.  The following table sets forth our working capital position at June 30, 2011 as compared to December 31, 2010.

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$383,366	$1,670,949
Marketable securities*	799,800	1,738,000
Prepaid expenses	1,100	1,100
Accounts receivable	9,514	-
Current Assets	1,193,780	3,410,049
Current Liabilities	(283,639)	(1,241,453)
Working Capital	$910,141	$2,168,596

* We held 2,000,000 YNG shares (valued at $0.87 per share) at December 31, 2010, and 1,860,000 YNG shares (valued at $0.43 per share) at June 30, 2011.

Our current liabilities as of June 30, 2011 totaled $283,639.  This represents a significant decrease in our current liabilities from December 31, 2010 which totaled $1,241,453.  During the six months ended June 30, 2011 we satisfied debt obligations of approximately $451,410 and paid $480,101 of accrued interest associated with certain Company obligations.  Primarily as result of the satisfaction of these debt obligations and our continuing use of our cash resources to fund our limited operations (which resulted in a loss for the six months ended June 30, 2011 of $(515,626), our working capital decreased at June 30, 2011 by approximately $1,264,035 from December 31, 2010.  The statement of cash flows indicates that this derived from a use of $969,858 in operating activities and $386,410 in financing activities, offset in small part by $68,685 received from the sale of the YNG shares.

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

Capital Structure

As a result of the issuance of common stock in exchange for outstanding preferred stock and debentures that occurred in June 2011, our capital structure changed significantly at June 30, 2011 as compared to December 31, 2010, as reflected in the following table:

	June 30, 2011	December 31, 2010
Authorized Capital	(shares)	(shares)
Common Stock	2,000,000,000	2,000,000,000
Preferred Stock	10,000,000	10,000,000
Series A	3,500,000	3,500,000
Series B	4,500,000	4,500,000
Series C	1	1
Series D	999,000	999,000
Remaining undesignated	1,000,999	1,000,999

Outstanding Capital
Common Stock	14,525,044	9,335,445
Preferred Stock
Series A	-	-
Series B	80,000	80,000
Series C	-	1
Series D	-	568,886

Additionally, at December 31, 2010, we had outstanding debentures and notes payable (totaling $509,952 in principal amount) that were convertible into 1,154,444 shares of our common stock outstanding (not including interest payable).  During June 2011, we issued 1,344,660 shares of our restricted common stock to certain debenture holders in satisfaction of the principal and interest accrued on the debenture, leaving outstanding debentures and notes payable ($65,000 in principal amount and $19,115 accrued interest) that are convertible into 61,890 shares of our common stock (including interest payable).

Results of Operations

Three and Six Months Ended June 30, 2011

The following sets forth certain information regarding our results of operations for the three and six-month period ended June 30, 2011, compared with the same period in 2010.

Revenue and Production Costs. We had no revenues from operations during the three or six-months ended June 30, 2011.  Further, due to the disposal of our Bolivian assets and the settlement with YNG we reclassified all prior activities to discontinued operations for the 2010 period presented in this report.

General and administrative expenses. General and administrative expenses for the three-month period ended June 30, 2011 increased by $26,208 to $210,623 from $209,679 during the same 2010 period.  General and administrative expenses for the six-month period ended June 30, 2011 increased by $28,803 to $439,253 from $410,450 during the same 2010 period.  The increase was the result of increased wages and expenses related to issues resulting from the Public Company Accounting Oversight Board’s revocation of the registration of our former auditor and the resulting requirements to amend our Form 10-K and deal with certain other accounting issues related thereto.

Interest Expense.  Interest expense for the three-month period ended June 30, 2011, decreased by $138,648 to $10,139, from $148,787 during the same 2010 period.  Interest expense for the six-month period ended June 30, 2011 decreased by $154,067 to $48,253 from $202,320 during the same 2010 period. The decrease was primarily the result of the payoff of debt with the proceeds from our legal settlement with YNG. We anticipate that interest expense will continue to decline as a result of additional debt reductions, in particular the payoff of debt that was accruing penalty interest.

Loss on sale of securities.  During the three-month period ended June 30, 2011 we sold 140,000 shares of YNG common stock at prices ranging from $.50 per share to $.47 per share.  The sale of shares resulted in a loss of $12,016 during the period. We generated net cash of $68,685 from the sale of these shares.

Loss on discontinued operations. Net loss on discontinued operations was $0 for the six-month period ending June 30, 2011 versus ($318,826) for the six-months ended June 30, 2010.  This decrease was the result of the sale of our Bolivian operations which were running at a deficit at the time of sale.

Off balance sheet arrangements

None

Critical Accounting Policies

There were no accounting standards adopted during the three months ended June 30, 2011 that had a material impact on our consolidated financial statements.  Based on our current operations, our management believes there are no significant accounting policies that require significant judgment or estimation.

Item 4.                      Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2011 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2010 on Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2011.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any on-going litigation that is likely to have a material impact on our financial position, results of operations, or cash flows.

Item 1A Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered sales of equity securities and use of proceeds.

We issued the following shares of our common stock during the quarter ended June 30, 2011, or subsequently, that have not been previously reported on Form 10-K, 10-Q or 8-K.

1.
On June 13, 2011, we issued 1,251,316 shares of our restricted common stock to the Dewey Williams Profit Sharing Plan & Trust for the conversion of a debenture. Principal and accrued interest totaled $62,566. The issuance was completed at a price of $0.05 per share in accordance with the terms of the debenture.  We relied on the exemptions from registration   provided in Sections 3(a)(9), 4(2) and 4(5) of the Securities Act of 1933, as amended (the “Securities Act”) for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that he acquired the debenture for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

2.
On June 13, 2011, we issued 22,077 shares of our restricted common stock to Dewey Williams for the conversion of a debenture. Principal and accrued interest totaled $3,312. The issuance was completed at a price of $0.15 per share in accordance with the terms of the debenture.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(5) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that he acquired the debenture for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

3.
On June 27, 2011, we issued 975,493 shares of our restricted common stock to Golden Eagle Mineral Holdings, Inc. in exchange for one share of our Series C Preferred Stock value at $975,493. The issuance was completed at a price of $0.75 per share in accordance with the terms of the Series C Preferred Stock.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(5) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that it acquired the Series C Preferred Stock for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

4.
On June 27, 2011, we issued 1,124,775 shares of our restricted common stock to Jose Edmundo Arauz in exchange for 224,955 shares of our Series D Preferred Stock value at $224,955. The issuance was completed at a price of $0.20 per share in accordance with the terms of the Series D Preferred Stock.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(5) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that it acquired the Series D Preferred Stock for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.  Further, because this issuance was made to a non-U.S. person we also relied on Regulation S for this issuance.

5.
On June 27, 2011, we issued 1,244,965 shares of our restricted common stock to Golden Eagle Mineral Holdings, Inc. in exchange for 248,931 shares of our Series D Preferred Stock value at $248,993. The issuance was completed at a price of $0.20 per share in accordance with the terms of the Series D Preferred Stock.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(5) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that it acquired the Series D Preferred Stock for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

6.
On June 27, 2011, we issued 375,000 shares of our restricted common stock to Robert Chramosta in exchange for 75,000 shares of our Series D Preferred Stock value at $75,000. The issuance was completed at a price of $0.20 per share in accordance with the terms of the Series D Preferred Stock.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(6) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that it acquired the Series D Preferred Stock for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

7.
On June 27, 2011, we issued 100,000 shares of our restricted common stock to Lone Star Equity Group, LLC in exchange for 20,000 shares of our Series D Preferred Stock value at $20,000. The issuance was completed at a price of $0.20 per share in accordance with the terms of the Series D Preferred Stock.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(6) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that it acquired the Series D Preferred Stock for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

8.
On June 30, 2011, we issued 71,267 shares of our restricted common stock to Richard Newberg for the conversion of a debenture. Principal and accrued interest totaled $14,491. The issuance was completed at a price of $0.2033 per share in accordance with the terms of the debenture.  We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(6) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that he acquired the debenture for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5. Other Information

As reported in the Company’s current report on Form 8-K dated April 8, 2011 (as amended), on April 8, 2011, the Public Company Accounting Oversight Board (“PCAOB”) issued an order permanently revoking the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”), the accountants which had audited the financial statements of Golden Eagle International, Inc. (“GEII”) for the year ended December 31, 2009 and prior years.  As a result of the revocation, the 2009 audit report filed by Chisholm as a part of GEII’s annual report on Form 10-K for the 2010 fiscal year (and in prior reports for prior years) is no longer effective. The Company is considering whether to reaudit those financial statements.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

August 15, 2011	/s/ Terry C. Turner
Terry C. Turner
President and Principal Executive Officer

August 15, 2011	/s/ Tracy A. Madsen
Tracy A. Madsen
Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$383,366	$1,670,949
Marketable securities	799,800	1,738,000
Prepaid expenses	1,100	1,100
Accounts receivable	9,514	-
Total current assets	1,193,780	3,410,049

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment	9,204	9,204
	3,989,204	3,989,204
Less accumulated depreciation and impairment	(9,050)	(8,948)
Total property and equipment	3,980,154	3,980,256

Total Assets	$5,173,934	$7,390,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$199,524	$210,713
Deferred wages	-	51,782
Notes payable	15,000	401,410
Debentures (net)	50,000	108,542
Accrued interest payable	19,115	469,006
Total current liabilities	283,639	1,241,453

Common Stock payable	-	-
Total Liabilities	283,639	1,241,453
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
40,000 and 648,887 issued and outstanding	800	6,489
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
14,525,044 and 9,335,445 issued and outstanding shares, respectively	1,452	934
Additional paid-in capital	64,292,073	64,172,272
Accumulated (deficit)	(59,132,469)	(58,616,843)
Accumulated other comprehensive income	(271,560)	586,000
Total stockholders' equity	4,890,296	6,148,852
Total Liabilities and Stockholder's Equity	$5,173,934	$7,390,305

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Six Months Ended
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration and development	5,906	13,297	9,544	21,522
General and administration	209,679	183,471	439,253	410,450
Depreciation and depletion	51	51	102	102

Total operating expenses	215,636	196,819	448,899	432,074

OPERATING (LOSS)	(215,636)	(196,819)	(448,899)	(432,074)

OTHER INCOME (EXPENSE)
Interest expense	(10,139)	(148,787)	(48,253)	(202,320)
Loss on sale of securities	(12,016)	-	(12,016)	-
Accretion of note discount	-	-	(6,458)	(23,208)

Total other (expense)	(22,155)	(148,787)	(66,727)	(225,528)

Loss before income taxes	(237,791)	(345,606)	(515,626)	(657,602)
Income taxes	-	-	-	-
NET LOSS ON CONTINUING OPERATIONS	(237,791)	(345,606)	(515,626)	(657,602)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	-	-	-	(107,877)
Loss discontinued operations (Nevada) net of tax	-	-	-	(202,688)
Loss on sale of business unit (Bolivia) net of tax	-	-	-	(8,261)
NET (LOSS ) ON DISCONTINUED OPERATIONS	-	-	-	(318,826)

NET (LOSS)	$(237,791)	$(345,606)	$(515,626)	$(976,428)
Dividends for preferred shareholders	$-	$-	$-	$-
NET (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$(237,791)	$(345,606)	$(515,626)	$(976,428)

Basic and diluted gain (loss) per share on continuing operations	$(0.02)	$(0.06)	$(0.05)	$(0.21)
Basic and diluted gain (loss) per share on discontinued operations	-	-	-	$(0.07)
Weighted average shares outstanding - basic	9,723,979	5,448,019	10,456,464	4,703,199

OTHER COMPREHENSIVE INCOME
Unrealized (loss) on securities	(479,560)	-	(857,560)	-
NET COMPREHENSIVE (LOSS)	$(717,351)	$(345,606)	$(1,373,186)	$(976,428)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)
	June, 30	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(515,626)	$(976,429)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Officer compensation contributed	30,000	-
Stock issued for services	4,200	140,197
Stock issued for interest	15,368	54,196
Bad debt expense	-	202,688
Depreciation	102	102
Accretion of note discount	6,458	23,208
Asset impairment	-	54,763
Stock based compensation	-	8,726
Loss on sale of marketable securities	12,016
Loss on disposition of asset	-	(8,261)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(9,514)	79,874
Decrease (increase) in prepaid expense and other costs	-	7,984
Increase (decreasein related party payable	-	25,000
Increase (decrease) in deferred wages	(51,782)	144,253
Increase (decrease) in accounts payable	(11,189)	(63,491)
Increase (decrease) in accrued interest	(449,891)	141,974

Net cash flows (used by) operating activities	(969,858)	(165,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	68,685	-
Investment in property and equipment	-	(24,113)
Net cash flows used in investing activities	68,685	(24,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	61,050
Repayments to related parties	-	(12,650)
Proceeds from notes payable	-	130,800
Repayments of notes payable	(386,410)	-
Proceeds from debentures	-	13,000

Net cash flows (used in) provided by financing activities	(386,410)	192,200
NET INCREASE (DECREASE) IN CASH	(1,287,583)	2,871
CASH - BEGINNING OF PERIOD	1,670,949	2,029
CASH - END OF PERIOD	$383,366	$4,900

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)
Preferred and common stock issued for debt	$65,000	$275,105

Cash paid for
Interest	$464,733	$600
Income taxes	-	-

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

Note B - Organization and Nature of Business

Organization and Nature of Business

As of June 30, 2011 our only significant capital asset is the Gold Bar Mill.  During 2010, we disposed of our previous Bolivian activity and we settled litigation with Yukon-Nevada Gold and its subsidiary Queenstake Resources (collectively referred to as “YNG”) following YNG’s termination of the operating agreement for the Jerritt-Canyon Gold Bar Mill.

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through June 30, 2011 we have not recognized any impairment on the Mill.

Reclassifications

Due to the disposition of our Bolivian operations as well as the settlement of our contract dispute with Yukon Nevada Gold related to the operation of the Jerritt Canyon Mill we have made significant reclassification adjustments to the comparative 2010 financial information contained in this report.  The significant reclassifications are as follows:

	Results of Operations for the six months ended June 30, 2010 (in US $)

	As Previously Reported	As Reclassified	Change
OPERATING EXPENSES:
Exploration and development	29,807	21,522	(8,285)
General and administrative	454,081	410,197	(43,631)
Bad debt	202,688	-	(202,688)
Loss on sale of asset	(8,261)	-	(8,261)
Asset impairment	(54,763)	-	(54,763)
Other, net	(1,198)	-	(1,198)
Loss on discontinued operations (Bolivia)	-	(107,877)	107,877
Loss on discontinued operations (Nevada)	-	(202,688)	202,688
Loss on sale of business unit (Bolivia)	-	(8,261)	8,261

The reclassifications did not impact our previously reported financial position, results of operations, or cash flows for the 2010 periods presented in this Form 10-Q.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note C –Loss Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding as of June 30 of each year plus the common stock equivalents. The inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive for 2011 and 2010 and as such they are excluded from the weighted average shares basic and diluted calculation.

Note D – Notes Payable

A summary of our notes payable as of June 30, 2011 and related changes for the six-months ended June 30, 2011 are as follows:

Type	Balance January 1, 2011	Additions	Payments and Conversions	Beneficial Conversion Feature Discount	Carrying value at June 30, 2011	Interest accrued
Other notes payable (in default)	$53,000	$-	$(53,000)	$-	$-	$-
Other notes payable	348,410	-	(333,410)	-	15,000	2,828
Total other notes payable	$401,410	$-	$(386,410)	$-	$15,000	$2,828

Debentures	$115,000	$-	$(65,000)	$-	$50,000	$16,285

Total debt	$509,952	$-	$(451,410)	$-	$65,000	$19,114

During the six months ended June 30, 2011 and June 30, 2010 we recognized $48,253 and $202,320 of interest expense respectively. All of the above notes payable are classified as current.

Note E – Recent accounting pronouncements

There were no  new accounting pronouncements issued that are expected to have a significant impact our financial position,  results of operations, or cash flows.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note F –  Marketable Securities

As part of our settlement with YNG, we received 2,000,000 restricted common shares of YNG with an initial fair value of $1,152,000 (utilizing the sale price quoted on the Toronto Stock Exchange of $.576 a Level 1 input).  We have classified the shares as available for sale.

During the quarter ended June 30, 2011 we sold 140,000 shares of YNG stock at prices between $.50 and $.47 per share for proceeds totaling $68,685 at a realized loss of $12,016.

As of June 30, 2011 we had 1,860,000 shares available for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of June 30, 2011, the market price for YNG shares was $.43.