Form 10-Q/A
period 2011-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-09-06
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment 1

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2011

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-23726

  GOLDEN EAGLE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

9653 South 700 East, Salt Lake City, UT  84070
(Address of principal executive offices) (Zip Code)

Golden Eagle's telephone number, including area code:  (801) 619-9320

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

EXPLANATORY NOTE

Golden Eagle International, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 15, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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
31.2           Certification of the Chief Financial Officer

32.           Certifications pursuant to 18 U.S.C. §1350.
32.1           Certification of the Chief Executive Officer
32.2           Certification of the Chief Financial Officer

101.         101.INS XBRL Instance Document
                101.SCH XBRL Taxonomy Extension Schema
                101.CAL XBRL Taxonomy Extension Calculation Linkbase
                101.DEF XBRL Taxonomy Extension Definition Linkbase
                101.LAB XBRL Taxonomy Extension Label Linkbase
                101.PRE XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

September 6, 2011	/s/ Terry C. Turner
Terry C. Turner
President and Principal Executive Officer

September 6, 2011	/s/ Tracy A. Madsen
Tracy A. Madsen
Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$383,366	$1,670,949
Marketable securities	799,800	1,738,000
Prepaid expenses	1,100	1,100
Accounts receivable	9,514	-
Total current assets	1,193,780	3,410,049

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment	9,204	9,204
	3,989,204	3,989,204
Less accumulated depreciation and impairment	(9,050)	(8,948)
Total property and equipment	3,980,154	3,980,256

Total Assets	$5,173,934	$7,390,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$199,524	$210,713
Deferred wages	-	51,782
Notes payable	15,000	401,410
Debentures (net)	50,000	108,542
Accrued interest payable	19,115	469,006
Total current liabilities	283,639	1,241,453

Common Stock payable	-	-
Total Liabilities	283,639	1,241,453
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
40,000 and 648,887 issued and outstanding	800	6,489
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
14,525,044 and 9,335,445 issued and outstanding shares, respectively	1,452	934
Additional paid-in capital	64,292,073	64,172,272
Accumulated (deficit)	(59,132,469)	(58,616,843)
Accumulated other comprehensive income	(271,560)	586,000
Total stockholders' equity	4,890,296	6,148,852
Total Liabilities and Stockholder's Equity	$5,173,934	$7,390,305

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Six Months Ended
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration and development	5,906	13,297	9,544	21,522
General and administration	209,679	183,471	439,253	410,450
Depreciation and depletion	51	51	102	102

Total operating expenses	215,636	196,819	448,899	432,074

OPERATING (LOSS)	(215,636)	(196,819)	(448,899)	(432,074)

OTHER INCOME (EXPENSE)
Interest expense	(10,139)	(148,787)	(48,253)	(202,320)
Loss on sale of securities	(12,016)	-	(12,016)	-
Accretion of note discount	-	-	(6,458)	(23,208)

Total other (expense)	(22,155)	(148,787)	(66,727)	(225,528)

Loss before income taxes	(237,791)	(345,606)	(515,626)	(657,602)
Income taxes	-	-	-	-
NET LOSS ON CONTINUING OPERATIONS	(237,791)	(345,606)	(515,626)	(657,602)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	-	-	-	(107,877)
Loss discontinued operations (Nevada) net of tax	-	-	-	(202,688)
Loss on sale of business unit (Bolivia) net of tax	-	-	-	(8,261)
NET (LOSS ) ON DISCONTINUED OPERATIONS	-	-	-	(318,826)

NET (LOSS)	$(237,791)	$(345,606)	$(515,626)	$(976,428)
Dividends for preferred shareholders	$-	$-	$-	$-
NET (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$(237,791)	$(345,606)	$(515,626)	$(976,428)

Basic and diluted gain (loss) per share on continuing operations	$(0.02)	$(0.06)	$(0.05)	$(0.21)
Basic and diluted gain (loss) per share on discontinued operations	-	-	-	$(0.07)
Weighted average shares outstanding - basic	9,723,979	5,448,019	10,456,464	4,703,199

OTHER COMPREHENSIVE INCOME
Unrealized (loss) on securities	(479,560)	-	(857,560)	-
NET COMPREHENSIVE (LOSS)	$(717,351)	$(345,606)	$(1,373,186)	$(976,428)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended (Unaudited)
	June, 30	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(515,626)	$(976,429)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Officer compensation contributed	30,000	-
Stock issued for services	4,200	140,197
Stock issued for interest	15,368	54,196
Bad debt expense	-	202,688
Depreciation	102	102
Accretion of note discount	6,458	23,208
Asset impairment	-	54,763
Stock based compensation	-	8,726
Loss on sale of marketable securities	12,016
Loss on disposition of asset	-	(8,261)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(9,514)	79,874
Decrease (increase) in prepaid expense and other costs	-	7,984
Increase (decreasein related party payable	-	25,000
Increase (decrease) in deferred wages	(51,782)	144,253
Increase (decrease) in accounts payable	(11,189)	(63,491)
Increase (decrease) in accrued interest	(449,891)	141,974

Net cash flows (used by) operating activities	(969,858)	(165,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	68,685	-
Investment in property and equipment	-	(24,113)
Net cash flows used in investing activities	68,685	(24,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	61,050
Repayments to related parties	-	(12,650)
Proceeds from notes payable	-	130,800
Repayments of notes payable	(386,410)	-
Proceeds from debentures	-	13,000

Net cash flows (used in) provided by financing activities	(386,410)	192,200
NET INCREASE (DECREASE) IN CASH	(1,287,583)	2,871
CASH - BEGINNING OF PERIOD	1,670,949	2,029
CASH - END OF PERIOD	$383,366	$4,900

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)
Preferred and common stock issued for debt	$65,000	$275,105

Cash paid for
Interest	$464,733	$600
Income taxes	-	-

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