Form 10-K/A
period 2010-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-09-13
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10 - K/A
(Amendment No. 2)

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
Yes [ X ] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..
Yes []         No [X ]

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

The number of shares of the registrant's $.0001 par value common stock outstanding as of September 12, 2011 was 14,525,044.

EXPLANATORY NOTE

Golden Eagle International, Inc. (referred to in this report as “we”, “our”, “us”, the “Company” and “Golden Eagle”) first amended its Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 12, 2011 (the “Original Filing”) because after the Original Filing was filed with the Securities and Exchange Commission we learned that the registration of our former independent auditing firm Chisholm Bierwolf, Nilson & Morrill, LLC (“Chisholm”) was revoked by the Public Company Auditing Oversight Board (“PCAOB”) effective April 8, 2011.  Chisholm served as our independent registered accounting firm until August 17, 2010 and provided an audit report for our financial statements for the year ended December 31, 2009 that was included in the Original Filing.  This second amendment is being filed to include a new audit by Mark Bailey & Company, Ltd. of our financial statements for the year ended December 31, 2009, thus bringing us in compliance with the financial statement requirements for Form 10-K.

As a smaller reporting company our Annual Report on Form 10-K for the year ended December 31, 2010 must contain audited financial statements comparing the last two fiscal years, those financial statements must be prepared in accordance with generally accepted accounting principles, and the audit must be completed by a PCAOB registered auditor.  Because of the revocation of Chisholm’s registration with the PCAOB, no auditor opined that the Company’s consolidated financial statements for our fiscal year ended December 31, 2009 present fairly, in all material respects, the financial position, the results of operations, cash flows, and the changes in shareholders’ equity in accordance with generally accepted accounting principles on a consolidated basis for the 2009 period.  As a result, the financial statements included in our Form 10-K for the year ended December 31, 2011 did not comply with the securities laws and regulations and we filed Amendment No. 1 to reflect this deficiency.

Since then, the Company engaged its current auditing firm, Mark Bailey & Company, Ltd., to conduct an audit of the Company’s financial statements for the year ended December 31, 2009.  Mark Bailey & Company, Ltd. previously audited the Company’s financial statements for the year ended December 31, 2010.  Mark Bailey & Company, Ltd. completed the audit of our financial statements for the year ended December 31, 2009 and has issued an audit report for the year ended December 31, 2009.

In addition to filing Mark Bailey & Company, Ltd.’s audit report for both our fiscal year ended December 31, 2009 and 2010 \, this Amendment No. 2 amends the Original Filing (as amended by Amendment No. 1) by:

1.	Removing disclosure in Item 1 “Business” with respect to the Company’s potential plans for its Gold Bar Mill that noted that unless the Company had its 2009 financial statements reaudited it may not be able to be effect certain transactions involving the Gold Bar Mill until at least the middle of 2012.

2.	Deleting one risk factor in Item 1A regarding the effect of the revocation of Chisholm’s registration with the PCAOB.

3.	Removing disclosure in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Results of Operations” that noted that the discussion related to the 2009 periods were based on the Company’s 2009 financial statements which are deemed unaudited.

4.	Adding additional disclosure regarding Chisholm’s deregistration from the PCAOB in Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

5.	Estimating the fees in Item 14 “Principal Accountant Fees and Services” incurred to Mark Bailey & Company, Ltd. for the reaudit our financial statements for the year ended December 31, 2009.

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

In the event we enter into a joint venture, refurbish, or operate the milling facility on our own we are likely to require a significant amount of additional capital.  To bring the mill back into operation would require a significant commitment both in terms of time and financial resources as we would need to take actions such as applying for various permits and constructing a new tailings impoundment facility for disposal.  Even if we are able to bring the Gold Bar Mill back into operation larger mining companies providing similar services with greater financial resources in the area may affect our ability to attract toll refining partners or customers.

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

The settlement agreement also required that YNG deliver 2 million shares of its issued and outstanding common stock, which we received on October 20, 2010.  Our ability to transfer or sell the shares was subject to certain restrictions under Canadian law until February 20, 2011.   We believe the restrictions have been removed, however, as of the date of this report we have sold 320,000 shares of our YNG stock leaving a balance of 1,680,000 shares.  Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at December 31, 2010, the Company does not does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

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

Based in large part on a number of factors relating to the political and economic climate in Bolivia as further described in our Form 10-K for the year ended December 31, 2009, we believed it was in our best interests to sell our Bolivian assets and operations, and continue focusing our efforts and resources on our operations and assets within the United States.  As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations to an unrelated Swiss corporation.  The completion of the sale of these assets required certain additional payments to be made by the purchaser and the assumption of certain Company debt obligations – all of which were satisfied on or about November 1, 2010.  The total consideration received related to the Bolivian transaction was as follows:

●	$112,000 was paid by the purchaser to the Bolivian authorities as claims fees to maintain our concessions in eastern Bolivia;

●	$50,000 was paid directly to the Company , which we have used for working capital in the United States; and

●	approximately $200,000 was paid by the purchaser to satisfy certain of our obligations in Bolivia.

Pursuant to the purchase and sale agreement with the Swiss corporation, it also agreed:

●	to assume certain Golden Eagle obligations in Bolivia carried on the US books in the amount approximating $154,000; and

●
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

As noted above, during much of fiscal 2010 and subsequently we focused on exploring and considering various alternatives with respect to the Gold Bar Mill, and expect to continue to do so during the remainder of 2011.  We have no ongoing business operations.

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

A significant portion of our net worth includes the value of a thinly traded and volatile security. Our balance sheet reflects the value of our 2 million shares of YNG common stock at $1,738,000 ($0.87 per share, although the current price (at September 7, 2011) is approximately $0.44 per share).  While this value is based on the market price of YNG stock, there can be no assurance that we would be able to receive this amount of money were we to attempt to sell the shares.  The market for YNG stock on the Toronto Stock Exchange is volatile both in terms of price and volume, and there can be no assurance that we would recover the full amount set forth on our balance sheet were we to attempt to see the YNG shares we hold.

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

(iii)
one share of Series C Preferred Stock has been authorized and issued, and was outstanding as of December 31, 2010.  That share is convertible into 975,493 shares of common stock post reverse split (and was converted into common stock subsequent to December 31, 2010).

(iv)
999,000 shares of Series D Convertible Preferred Stock have been authorized, of which 568,886 shares of Series D Preferred Stock were  outstanding on December 31, 2010).  These Series D shares are, in the aggregate, convertible into 2,844,430 common shares post reverse split (all of which were converted into common stock subsequent to December 31, 2010).

Additionally, we have convertible debentures, as well as stock options outstanding that are convertible or exercisable into common stock, and other obligations to issue common stock.  On a fully diluted basis as of December 31, 2010 we had 14,810,645 shares of common stock outstanding.

Fully diluted shares for the years ended December 31,	2010		2009
Basic shares outstanding	9,335,445		3,950,102
Series B preferred conversion	40,000		40,000
Series C preferred conversion	975,493		975,493
Series D preferred conversion	2,844,430		3,696,095
Convertible debentures & convertible notes payable	1,154,444		298,824
Stock payable	-		106,250
Stock options	460,833		202,652
Total	14,810,645	*	9,269,416	*
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

At times we have granted certain officers and directors stock options and stock bonuses, but those are ad hoc grants and have not been made pursuant to a formal plan (except for those options granted under the 2009 Revised Plan which were subsequently deemed void ab initio).  Upon the commencement of his employment in 2008 we agreed to grant Blane Wilson, our Chief Operating Officer, a quarterly bonus in the form of a stock option.   As of December 31, 2010 Mr. Wilson had been granted options to acquire a total of 460,832 shares of our common stock. Effective November 30, 2010,we entered into a revised employment agreement with Mr. Wilson agreed that no more options would be issued to him following the final issuance of options on July 13, 2010.

The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2010.

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	460,832	$0.71	--

Total	460,832	$0.71	-0-

Unregistered sales of equity securities and use of proceeds

The following  are the sales of unregistered securities that occurred during the fiscal year ended December 31, 2010 and through May 12, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

*
We received 2,000,000 shares of YNG stock as part of our legal settlement. While we have made no decision as to whether we will hold or sell any or part of these securities, we believe but cannot guarantee that by selling part or all of these securities we may be able to satisfy all or part of our capital commitments should we no longer have cash available. As of September 7, 2011 our 2,000,000 shares of YNG have a market value of $.44 per share as compared to $.869 on December 31, 2010 and $.576 as of the settlement date.

Our cash obligations as of December 31, 2010 totaled $1,169,361. We believe we have sufficient cash on hand to satisfy our current limited business operations through our 2011 fiscal year, however, should these cash assets are not sufficient to allow us to engage in significant operations such as refurbishing or operating the Gold Bar Mill.    During the first three months of our fiscal year 2011 we satisfied in excess of $500,000 of additional obligations. As of December 31, 2010 we also owned 2,000,000 shares of Yukon Nevada Gold Corp. (YNG) Stock which we received in our legal settlement with YNG which we may be able to sell to raise additional cash (through June 30, 2011 we had sold 140,000 YNG shares for $68,685). We also believe but cannot guarantee that we will be able to satisfy a portion of our outstanding debt by converting it into shares of our common stock.

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

Years ended December 31,	2010	2009
Revenues	$-	$-
Exploration & development costs	(54,771)	(26,333)
General and administrative	(836,400)	(947,305)
Depreciation and depletion	(205)	(3,551)
Operating (loss)	(891,376)	(977,189)
Interest expense	(367,944)	(177,839)
Accretion of note discount	(50,854)	(182,645)
Loss on conversion	(99,890)	(169,221)
Net (loss) on continuing operations	(1,410,065)	(1,506,894)
Loss on discontinued operations-Bolivia	(57,606)	(596,523)
Loss on discontinued operations-Nevada	(446,354)	(81,425)
Loss on sale of business unit-Bolivia	(71,768)	(1,247,703)
Gain on legal settlement-Nevada	4,349,301	-
Net gain (loss)	2,363,508	(3,432,545)
Dividends for preferred shareholders	-	(794,449)
Unrealized gain on securities	586,000	-
Net gain (loss) including comprehensive income	2,949,508	(4,226,994)

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

Item 7A.                      Quantitative and Qualitative disclosures about market risk

As of December 31, 2010 we owned 2,000,000 shares of Yukon Nevada Gold Corp. (YNG) stock that we received in our legal settlement with YNG.   As of September 7, 2011 these shares were trading at $.44 per share which represented a total value of $818,400 (if we were able to sell our entire position currently owned at the then current price). On the date of our legal settlement with YNG, their shares were trading at $.576 per share for a market value of $1,152,000. The market for junior mining stocks in general and YNG in particular is volatile and wide swings in the share prices of junior mining company stocks can be expected. We do not have a seat on the board of Directors at YNG and we have no control over any decisions that they may make that may affect the price of their stock. We also have no control over the market in general and any changes in the price of gold or the world economy may either positively or negatively affect the value of our YNG holdings. We cannot guarantee that the value of our YNG stock will rise or that it will have any value at all at the time we decide to sell our shares. Should YNG fail the value of their stock could fall to zero and we would have to recognize a loss on our financial statements. We have not yet determined if we will sell any or all of the shares of YNG that we own or what we will do with the proceeds from any possible sale.

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

Chisholm issued its auditor’s report on our financial statements for the year ended December 31, 2009, which included an explanatory paragraph as to our ability to continue as a going concern. Other than the going concern uncertainty, Chisholm’s audit report on our financial statements for the years ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2009 and any subsequent interim period through August 17, 2010, the date of resignation of Chisholm, there were no disagreements with Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Chisholm’s satisfaction, would have caused Chisholm to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years.  Effective April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm.   As a smaller reporting company our Annual Report on Form 10-K must contain audited financial statements comparing the last two fiscal years, and those financial statements must be prepared in accordance with generally accepted accounting principles and the audit must be completed by a PCAOB registered auditor. Our financial statements for the year ended December 31, 2009 were originally audited by Chisholm, and as a result of the revocation of Chisholm’s registration Chisholm’s audit report for that year was previously  removed from the Company’s  Form 10-K.  However, Mark Bailey & Company, Ltd. has audited our financial statements for the years ended December 31, 2009 and 2010 and Mark Bailey & Company Ltd.’s audit report is filed with this Amendment No. 2.

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

Neither during the year ended December 31, 2010, nor with respect to the audit of our fiscal 2009 financial statements  did we  have any disagreements with our current auditors, Mark Bailey & Company, Ltd on any matters of accounting principles, practices or financial statement disclosures.

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

●
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

●	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened to limit the possibility of any lapse in controls occurring.

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

Blane Wilson Employment Agreement

 Effective November 30, 2010 we entered into a new agreement with our Chief Operating Officer Blane Wilson (the “Agreement”).  In the Agreement the Company and Mr. Wilson agreed to:

●	Terminate the employment agreement between the Company and Mr. Wilson originally entered into in April 2008 and later amended in October 2008 (the “Original Agreement”); and

●	The terms by which Mr. Wilson is continuing to serve as our Chief Operating Officer.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% shareholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2010, with the exception of:   (a) Blane Wilson, our Chief Operating Officer who did not file Form 4’s reflecting his receipt of three separate option grants; (b) Tracy Madsen our Chief Financial officer did not timely file a Form 4 related to the issuance to him of 574,230 shares for a convertible note payable, but did file a Form 5 summarizing this issuance on April 11, 2011; (c) Harlan DeLozier, a director, did not timely file a Form 4 for 878,822 shares of common stock issued to him for  a convertible note payable nor did Mr. Delozier file a Form 4 to report certain gifts of shares of Company common stock he effected in December 2010; however, he filed a Form 5 summarizing these transactions on April 11, 2011; and  Golden Eagle Mineral Holdings, Inc. did not file a Form 4 reporting its conversion(s) of shares of our preferred stock into shares of our common stock in December 2010.

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

SUMMARY COMPENSATION TABLE

										Non-Equity
						Stock		Option		Incentive Plan
Name and	Fiscal	Salary		Bonus		Awards (**)		Awards (**)		Compensation	Total
Principal Position	Year	($)		($)		($)		($)		($)	($)

Terry C. Turner, Chief Executive Officer and Chairman	2010	$255,749	(A)	$60,000	(B)	$-		$-		$-	$315,749
	2009	$110,751	(A)	$60,000	(B)	$-		$-		$-	$170,751

Tracy A. Madsen, Chief Financial Officer, VP, Secretary & Treasurer	2010	188,941	(C)	$-0		$-32,423	(D)	$-			$221,364
	2009	$104,000	(C)	$-0		$-$25,000	(E)	$-		$-	$129,000

Blane Wilson, Chief Operating Officer	2010	$128,400	(F)	$-79,102	(G)	$-		$44,634	(G)	$-	$252,136
	2009	$104,100	(F)	$-		$-		$82,619	(G)	$-	$186,719

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

When the Board considers total cash compensation for our named executive officers, we do so by evaluating their responsibilities, experience and the competitive marketplace. Specifically, the Board considers the following factors:

●	the Company’s financial resources and ability to meet its current and prospective financial obligations;
●	the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
●	performance compared to the financial, operational and strategic goals established for the Company;
●	the nature, scope and level of the executive’s responsibilities;
●	competitive market compensation paid by other companies for similar positions, experience and performance levels; and
●	the executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

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

Option Grants To Our Named Executive Officers.

The following table sets forth the outstanding equity awards for each named executive officer of Golden Eagle as of December 31, 2010.

OUTSTANDING EQUITY AWARDS (Options)

			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date
Blane Wilson (1)	27,855	-	$3.59	04/18/2011
Chief Operating Officer	7,440	-	$3.36	07/17/2011
	15,337	-	$1.63	10/15/2011
	30,120	-	$.83	01/13/2010
	31,056	-	$.81	04/13/2012
	52,083	-	$.48	07/13/2012
	38,760	-	$.65	10/13/2012
	37,878	-	$.16	1/13/2013
	58,824	-	$.43	4/13/2013
	161,478	-	$.15	7/13/2013

(1)           As part of Mr. Wilson’s previous employment agreement he is granted a quarterly bonus in the form of an option each 90 day period he remains an employee of the Company. The quarterly option to has a three-year term, to purchase from the Company the number of shares of its common stock  that could be purchased with $25,000 at an exercise price equal to the average of the closing sales price of our common stock for the 10 trading days prior to the last date of each 90-day period.   That obligation was terminated in November 2010 when Mr. Wilson entered into a new agreement.

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

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock(1)

Terry C. Turner 9661 South 700 East Salt Lake City, Utah84070	Chief Executive Officer, President, and Chairman	- (2)	-%

Harlan M. (Mac) DeLozier 9661 South 700 East Salt Lake City, Utah84070	Vice President and Director	468,817	3.2%

Tracy A. Madsen 9661 South 700 East Salt Lake City, Utah84070	Chief Financial Officer, Vice President –U.S. Administration	584,487	3.9%

Blane W. Wilson 9661 South 700 East Salt Lake City, Utah84070	Chief Operating Officer	460,832(3)	3.1%

Alvaro Riveros 9661 South 700 East Salt Lake City, Utah84070	Director	-	-

All current directors and executive officers as a group (five persons)		1,514,137	10.2%

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K.

(2)	Since he gifted shares in November 2007, Mr. Turner does not own any shares of our common stock.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock(1)

Golden Eagle Mineral Holdings, Inc. Chancery Court, Leeward Highway Providenciales Turks and Caicos Islands	2,386,813 (2)	16.6%

Dewey L. Williams 6860 N. Dallas Pkwy, Suite 200 Plano, TX75024	1,445,720(3)	10.0%

Edmundo Arauz Jaimes Freire, 4 Norte Calle Las Jardineras #16 Santa Cruz de la Sierra, Bolivia	1,124,775 (4)	7.8%

Total as a group	5,072,287	35.2%

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

Item 14.                      Principal accountants’ fees and services

Our Board of Directors selected the independent accounting firm of Mark Bailey & Company, Ltd with respect to the audit of our consolidated financial statements for the years ended December 31, 2010.  Our Board of Directors selected the independent accounting firm of Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified Public Accountants, with respect to the audit of our consolidated financial statements for the years ended December 31, 2009.  Later as a result of the PCAOB’s revocation of Chisholm’s registration in April 2011 we engaged Mark Bailey & Company, Ltd. to reaudit our consolidated financial statements for the year ended December 31, 2009

Audit Fees

During the fiscal year ended December 31, 2010 we paid Mark Bailey & Company Ltd. $13,196 for the second and third quarter reviews and we paid them $30,000 for the 2010 audit.   We estimate that we will pay Mark Bailey & Company Ltd approximately $30,000 in connection with the re-audit for our financial statements for our 2009 fiscal year.

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

GOLDEN EAGLE INTERNATIONAL, INC.

September 13, 2011                               /s/ Terry C. Turner______________________
Terry C. Turner, President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC.

September 13, 2011                               /s/ Terry C. Turner______________________
Terry C. Turner, President, Chief Executive Officer and Director

September 13, 2011                               /s/ Alvaro Riveros_______________________
Alvaro Riveros, Director

September  13, 2011                              /s/ Harlan M. (Mac) DeLozier______________________
Harlan M. (Mac) DeLozier, Director

September 13, 2011                               /s/ Tracy A. Madsen
Tracy A. Madsen, Chief Financial Officer and PrincipalAccounting Officer.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Golden Eagle International, Inc.

We have audited the accompanying consolidated balance sheets of Golden Eagle International, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) or Golden Eagle International (unincorporated) for the year ended December 31, 2009, which were 93%, 100% and 100% owned subsidiaries, respectively, which statements reflect total assets and revenues constituting 6% and 0%, respectively, of the related consolidated totals.  Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Golden Eagle Bolivia Mining, S.A., Golden Eagle International, Inc. (Bolivia) and Golden Eagle International (unincorporated) as of December 31, 2009 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinions.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mark Bailey & Company, Ltd.
Reno, NV
September 12, 2011

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

POZO & ASOCIADOS C.P.A. S.R.L.

NIT. 121611023

Lic.     Aud. Enrique Pozo Balderrama NIT. 271218014 MAT. PROF. Nº CAUB – 0040

La Paz, Bolivia
April 14, 2010

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,670,949	$1,368
Settlement receivable	-	1,178,463
Marketable securities	1,738,000	-
Prepaid expenses	1,100	3,500
Current assets held for sale	-	51,122
Total current assets	3,410,049	1,234,453

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Mineral properties and equipment - held for sale	-	2,663,453
Office equipment	9,204	15,947
	3,989,204	6,659,400
Less accumulated depreciation and impairment	(8,948)	(2,285,417)
Total property and equipment	3,980,256	4,373,983

Total Assets	$7,390,305	$5,608,436

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,713	$1,683,590
Liabilities related to assets sold	-	131,786
Deferred wages	51,782	194,678
Notes payable	401,410	508,909
Related party payable	-	75,000
Debentures (net)	108,542	95,250
Accrued interest payable	469,006	194,559
Common Stock payable	-	85,000
Totalt liabilities	1,241,453	2,968,772

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
648,887 and 819,220 issued and outstanding respectively	6,489	8,192
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
9,335,445 and 3,950,102 issued and outstanding shares, respectively restated	934	395
Additional paid-in capital	64,172,272	63,611,428
Accumulated (deficit)	(58,616,843)	(60,980,351)
Accumulated other comprehensive income	586,000	-
Total stockholders' equity	6,148,853	2,639,664
Total Liabilities and Stockholder's Equity	$7,390,305	$5,608,436

Golden Eagle International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009
	2010	2009

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	54,771	26,333
General and administration	836,400	947,305
Bad debt expense	-	-
Depreciation and depletion	205	3,551

Total operating expenses	891,376	977,189

OPERATING INCOME (LOSS)	(891,376)	(977,189)

OTHER INCOME (EXPENSE)
Interest expense	(367,944)	(177,839)
Accretion of note discount	(50,854)	(182,645)
Loss on conversion	(99,890)	(169,221)

Total other (expense)	(518,688)	(529,705)

Loss before income taxes	(1,410,065)	(1,506,894)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(1,410,065)	(1,506,894)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	(57,606)	(596,523)
Loss discontinued operations (Nevada) net of tax	(446,354)	(81,425)
Loss on sale of business unit (Bolivia) net of tax	(71,768)	(1,247,703)
Gain on legal settlement (Nevada) net of tax	4,349,301	-
NET INCOME (LOSS ) ON DISCONTINUED OPERATIONS	3,773,573	(1,925,651)

NET INCOME (LOSS)	$2,363,508	$(3,432,545)
Dividends for preferred shareholders	$-	$(794,449)
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK SHAREHOLDERS	$2,363,508	$(4,226,994)

Basic gain (loss) per share on continuing operations	$0.35	$(1.15)
Basic gain (loss) per share on discontinued operations	$0.56	$(0.52)
Weighted average shares outstanding - basic	6,691,304	3,679,938
Fully diluted gain (loss) per share on continuing operations	$0.19	$(1.15)
Fully diluted gain (loss) per share on discontinued operations	$0.31	$(0.52)
Weighted average shares outstanding - fully diluted	12,333,169	3,679,938

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	586,000	-
NET COMPREHENSIVE INCOME (LOSS)	$2,949,508	$(4,226,994)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Year Ended
	December 31,	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,363,508	$(3,432,545)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Officer compensation contributed	-	60,000
Stock payable for services	-	50,000
Non-cash interest	110,600	182,645
Loss on debt conversions	99,890	169,221
Loss on sale of Bolivian operations	71,768	-
(Gain) on Queenstake settlement	(4,349,301)	-
Depreciation	205	58,265
Stock based compensation	59,830	82,619
Impairment of assets	-	1,196,070
Loss on disposition of asset	-	51,633
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	202,688	(1,093,981)
Decrease (increase) in prepaid expense and other costs	2,400	16,066
Increase (decrease) in deferred wages	(224,989)	71,678
Increase (decrease) in accounts payable	(564,774)	1,452,051
Increase (decrease) in accrued interest	328,643	164,223

Net cash flows (used by) operating activities	(1,899,532)	(972,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Prodeeds from sale of fixed assets	-	252,047
Proceeds from Queenstake settlement	3,467,152	-
Proceeds from sale of Bolivian operations	50,000	-
Net cash flows provided by investing activities	3,517,152	252,047

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	86,050	65,000
Repayments to related parties	(111,050)	(65,000)
Proceeds from notes payable	276,300	500,154
Repayments of notes payable	(200,000)	-
Preferred stock issued	-	147,000
Common stock issued	-	20,000

Net cash flows provided by financing activities	51,300	667,154
NET INCREASE (DECREASE) IN CASH	1,668,920	(52,854)
CASH - BEGINNING OF PERIOD	2,029	54,883
CASH - END OF PERIOD	$1,670,949	$2,029
Reclassification for 2010 presentation to assets held for sale	-	(661)
CASH-END OF PERIOD, NET OF RECLASSIFICATION	$1,670,949	$1,368
SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note B)

Cash paid for
Interest	$33,751	$10,273
Income taxes	-	-

Golden Eagle International, Inc.
Consolidated Statement of Changes in Stockholders' Equity & Comprehensive Income
For the Period January 1, 2009 through December 31, 2010
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2008	80,001	$800	3,071,795	$307	$61,452,568	$(56,753,357)	$-	$4,700,318

Stock issued for cash ($.35 per share)	-	-	57,143	6	$19,994	-	-	20,000
Stock issued for interest and debt	-	-	545,014	55	193,548	-	-	193,603
Preferred Stock issued for cash	147,000	1,470	-	-	145,530	-	-	147,000
Preferred stock issued for interest and debt	647,449	6,474	-	-	640,975	-	-	647,449
Preferred stock converted to common stock	(55,230)	(552)	276,150	28	524	-	-	-
Value of options granted	-	-	-	-	82,619	-	-	82,619
Stock issued to satisfy debt	-	-	-	-	169,221	-	-	169,221
Discount on debentures	-	-	-	-	52,000	-	-	52,000
Beneficial conversion for Series D preferred shares	-	-	-	-	794,449	(794,449)	-	-
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	-	60,000
Net (loss)	-	-	-	-	-	(3,432,545)	-	(3,432,545)

Balance at December 31, 2009	819,220	$8,192	3,950,102	$395	$63,611,429	$(60,980,351)		$2,639,664

Stock issued for interest and debt	-	-	4,384,706	438	374,557	-	-	374,995
Stock issued for service	-	-	151,970	15	15,182	-	-	15,197
Preferred stock converted to common stock	(169,733)	(1,697)	848,667	85	1,019	-	-	-
Preferred sock returned	(600)	(6)	-	-	-	-	-	(600)
Value of options granted	-	-	-	-	44,634	-	-	44,634
Discount on debentures	-	-	-	-	25,562	-	-	25,562
Loss on conversion	-	-	-	-	99,890	-	-	99,890
Net gain	-	-	-	-	-	2,363,508	-	2,363,508
Other comprehensive income	-	-	-	-	-	-	586,000	586,000

Balance at December 31, 2010	648,887	$6,489	9,335,445	$934	$64,172,272	$(58,616,843)	$586,000	$6,148,853

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

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,	2010		2009
Basic shares outstanding	9,335,445		3,950,102
Series B preferred conversion	40,000		40,000
Series C preferred conversion	975,493		975,493
Series D preferred conversion	2,844,430		3,696,095
Convertible debentures & convertible notes payable	1,154,444		298,824
Stock payable	-		106,250
Stock options	460,833		202,652
Total	14,810,645	*	9,269,416	*
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2010 and 2009 $50,854 and $182,645, respectively, were recognized for the accretion of beneficial conversion feature note discounts.

Additionally, we recognized losses on conversions of debt that was not initially convertible and subsequently converted at a discount, of $99,890 and $169,221 respectively for the years ended December 31, 2010 and 2009.

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

Our officers and directors made the following loans to the company during 2010 and 2009:

2010		Additions	Payments	Balance
	Tracy Madsen(A)	$61,050	$(61,050)
	Total	$61,050	$(61,050)	$-

2009
	Terry C. Turner	$30,000	$(30,000)	$-
	Tracy Madsen(A)	35,000	(35,000)	-
	Total	$65,000	$(65,000)	$-

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

A provision for income taxes has not been made due to net operating loss carry-forwards of $16,371,000 and $12,899,000 at December 31, 2010 and 2009, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

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