Form 10-Q
period 2011-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2011-11-14
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2011

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
                                                                                                                                                            |_| Yes  |X|  No

At November 14, 2011, there were 14,525,044 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three and nine months ended September 30, 2011 are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-10 following the signature page.

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

A.           U.S. Assets and Operations

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 ton-per-day (“tpd”) Gold Bar CIP gold mill (the “Gold Bar Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore other options related to the mill in Nevada. The Gold Bar Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only significant capital asset.

We are exploring and considering various alternatives with respect to the Gold Bar Mill.  Among the options we are considering are:

-	A merger or an outright sale either for cash or stock and other consideration contingent upon identifying a suitable buyer;

-
Rehabilitating the Gold Bar Mill for toll refining which is defined as processing ore through our mill for a fixed fee or toll that is produced by a third-party mining company from its mine on its current site, although we do not have the capital resources to do so; and

-	Engaging in a joint venture or other strategic transaction with other parties that may be able to produce ore from their mines and wish to utilize the mill.

Although we have engaged in general discussions with certain third parties regarding certain possibilities with respect to the Gold Bar Mill, to date we have not taken any definitive steps that would result in either the Gold Bar Mill being put into operation, sold, or otherwise monetized for the Company’s benefit, and there can be no assurance that we will be able to do so.

Under Colorado law, shareholder approval would likely be required as a condition precedent for the Company to complete a merger , for the sale of all or substantially all of the Company’s assets not in the ordinary course of business, and for certain other significant corporate actions or transactions.

In the event we enter into a joint venture, refurbish, or operate the Gold Bar Mill on our own we would require the infusion of a significant amount of additional capital. Bringing the Gold Bar Mill back into operation would require a significant commitment both in terms of time and financial resources as we would need to take actions such as applying for various permits and constructing a new tailings impoundment facility for disposal.  Therefore, given the Company’s limited resources it is not likely that the Company will be able to rehabilitate the Gold Bar Mill on its own, and the more likely scenario for the Gold Bar Mill will involve it being sold to a third party or otherwise rehabilitated and operated by a third party.  Even if we are able to bring the Gold Bar Mill back into operation, larger mining companies providing similar services with greater financial resources in the area may affect our ability to attract toll refining partners or customers. Moreover, as a result of certain agreements previously entered into by the Company, we are required to pay a commission or fee if we are able to complete certain strategic transactions involving the Gold Bar Mill, such as its sale or transfer to a third party. We also have an obligation to pay an officer of the Company a 3% override or royalty on the net smelter return resulting from the Gold Bar Mill if the officer is a primary contributor to bringing the Gold Bar Mill into production whether through a merger, joint venture or on a toll refining basis.  Additionally, we may enter into other agreements which may require us to pay a percentage of the transaction value as a fee for arranging the possible sale or transfer of our Gold Bar Mill.

Although the Company is not currently involved in active business operations, because of the significant value of the Gold Bar Mill, the Company does not believe it is a shell company as that term is defined in Rule 12b-2  of the Securities Exchange Act of 1934 (the “Exchange Act”).

B.           Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through September 30, 2011, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

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

Pursuant to the settlement with YNG, we received a total cash payment of $3,467,152 and were issued 2,000,000 shares of YNG common stock.  During the nine months ended September 30, 2011 we sold 350,000 YNG shares for $168,161, resulting in our ownership at September 30, 2011 of 1,650,000 YNG shares.  The market price of YNG stock declined to $0.28 per share as of September 30, 2011 (as compared to the $0.576 per share valuation at the date of the settlement).  We expect to sell the shares over time as market conditions permit and as necessary to allow us to meet our financial obligations.   We have an obligation to a third party and a separate obligation to one of our officers to pay the third party and the officer an aggregate of 8% of the value of the YNG stock we currently hold as we sell those shares.  The accounts payable disclosed in our financial statements include these obligations.  Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at September 30, 2011, the Company does not intend to engage in, and does not believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

Liquidity and capital resources

Until the completion of the YNG settlement described above, our working capital deficit and lack of liquidity for at least the preceding five years limited our ability to fund our operations and fully pursue our business plan.  The YNG settlement and the sale of our Bolivian assets resulted in our ability to repay our current obligations and created a significant amount of positive working capital.  The following table sets forth our working capital position at September 30, 2011 as compared to December 31, 2010.

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$271,235	$1,670,949
Marketable securities*	462,000	1,738,000
Prepaid expenses	1,100	1,100
Accounts receivable	8,597	-
Current Assets (Total)	742,933	3,410,049
Current Liabilities	(283,279)	(1,241,453)
Working Capital	$459,654	$2,168,596

* We held 2,000,000 YNG shares (valued at $0.87 per share) at December 31, 2010, and 1,650,000 YNG shares (valued at $0.28 per share) at September 30, 2011.

Our current liabilities as of September 30, 2011 totaled $283,279.  This represents a significant decrease in our current liabilities from December 31, 2010 which totaled $1,241,453.  During the nine months ended September 30, 2011 we satisfied debt obligations of approximately $451,410 and paid $480,101 of accrued interest associated with certain Company obligations.  Primarily as result of the satisfaction of these debt obligations and our continuing use of our cash resources resulting from the YNG settlement to fund our limited operations (which resulted in a loss for the nine months ended September 30, 2011 of $764,325), our working capital decreased at September 30, 2011 by approximately $1,708,942 from December 31, 2010.  The statement of cash flows indicates that this derived from a use of $1,181,465 in operating activities and $386,410 in financing activities, offset in small part by $168,161 received from the sale of the YNG shares.

Because we have no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act. Inasmuch as we have no revenues other than nominal amounts of interest, we can expect our working capital and available cash and other liquid assets to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations.  Although we expect to be able to use our cash on hand and the proceeds from potential sales of our marketable securities to be sufficient to satisfy our basic corporate needs through the remainder of fiscal 2011, such resources are not sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Capital Structure

As a result of the issuance of common stock in exchange for outstanding preferred stock and debentures that occurred in June 2011, our capital structure changed significantly at September 30, 2011 as compared to December 31, 2010, as reflected in the following table:

	September 30, 2011	December 31, 2010
Authorized Capital	(shares)	(shares)
Common Stock	2,000,000,000	2,000,000,000
Preferred Stock	10,000,000	10,000,000
Series A	3,500,000	3,500,000
Series B	4,500,000	4,500,000
Series C	1	1
Series D	999,000	999,000
Remaining undesignated	1,000,999	1,000,999

Outstanding Capital
Common Stock	14,525,044	9,335,445
Preferred Stock
Series A	-	-
Series B	80,000	80,000
Series C	-	1
Series D	-	568,886

Additionally, at December 31, 2010, we had outstanding debentures and notes payable (totaling $509,952 in principal amount) that were convertible into 1,154,444 shares of our common stock outstanding (not including interest payable).  During June 2011, we issued 1,344,660 shares of our restricted common stock to certain debenture holders in satisfaction of the principal and interest accrued on the debenture, leaving outstanding debentures and notes payable ($65,000 in principal amount and $20,425 accrued interest) that are convertible into 61,890 shares of our common stock (including interest payable).  We anticipate that we will pay off this note in cash rather than convert it to common shares.

Results of Operations

Three and Nine Months Ended September 30, 2011

The following sets forth certain information regarding our results of operations for the three and nine-month period ended September 30, 2011, compared with the same period in 2010.

Revenue and Production Costs. We had no revenues from operations during the three or nine-months ended September 30, 2011.  Further, due to the disposal of our Bolivian assets and the settlement with YNG we reclassified all prior activities to discontinued operations for the 2010 period and subsequent periods presented in this report.

General and administrative expenses. General and administrative expenses for the three-month period ended September 30, 2011 increased by $6,071 to $221,965 from $215,894 during the same 2010 period.  General and administrative expenses for the nine-month period ended September 30, 2011 increased by $34,872 to $661,218 from $626,346 during the same 2010 period.  The increase was the result of increased wages and the expenses we incurred to address issues resulting from the Public Company Accounting Oversight Board’s revocation of the registration of our former auditor including costs incurred to amend our Form 10-K and re-audit our December 31, 2009 financial statements.  With the exception of these two items most other expenses decreased during the three and nine-month period during the 2011 periods compared to the 2010 periods.

Interest Expense.  Interest expense for the three-month period ended September 30, 2011, decreased by $94,069 to $1,311, from $95,380 during the same 2010 period.  Interest expense for the nine-month period ended September 30, 2011 decreased by $248,136 to $49,564 from $297,700 during the same 2010 period. The decrease was primarily the result of the payoff of debt with the proceeds from our legal settlement with YNG. We anticipate that interest expense will continue to decline as a result of additional debt reductions, in particular the payoff of debt that was accruing penalty interest.

Loss on sale of securities.  During the three-month period ended September 30, 2011 we sold 210,000 shares of YNG common stock at prices ranging from $.53 per share to $.44 per share.  The sale of shares resulted in a loss of $21,483 during the period (because these sales were at market prices less than our basis through the settlement with YNG). We generated net cash of $99,477 from the sale of these shares.  During the nine-month period ended September 30, 2011 we sold 350,000 shares of YNG common stock at prices ranging from $.53 per share to $.44 per share.  The sale of shares resulted in a loss of $33,499 during the period. We generated net cash of $168,161 from the sale of these shares.

Net Gain (Loss) on discontinued operations. Net gain on discontinued operations was $0 for the three-month period ending September 30, 2011 versus a gain of $4,055,691 for the three-months ended September 30, 2010. The gain during the three month period in 2010 resulted from our legal settlement with YNG with a gain of $4,077,270 less a loss of ($21,579) on our Bolivian operations. Net gain on discontinued operations was $0 for the nine-month period ending September 30, 2011 versus a gain of $3,736,866 for the nine-months ended September 30, 2010. The gain during the nine month period in 2010 resulted from our legal settlement with YNG with a gain of  $3,874,582 less a loss of ($137,716) on our Bolivian operations and sale of our Bolivian assets.

Off balance sheet arrangements

None

Critical Accounting Policies

There were no accounting standards adopted during the three months ended September 30, 2011 that had a material impact on our consolidated financial statements.  Based on our current operations, our management believes there are no significant accounting policies that require significant judgment or estimation.

Item 4.                      Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2011 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2010 on Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2011.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We issued no shares of our common stock during the quarter ended September 30, 2011, or subsequently, that have not been previously reported on within a Form10-Q or 8-K.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5. Other Information

As reported in the Company’s current report on Form 8-K dated April 8, 2011 (as amended), on April 8, 2011, the Public Company Accounting Oversight Board (“PCAOB”) issued an order permanently revoking the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”), the accountants which had audited the financial statements of Golden Eagle International, Inc. (“GEII”) for the year ended December 31, 2009 and prior years.  As a result of the revocation, the 2009 audit report filed by Chisholm as a part of GEII’s annual report on Form 10-K for the 2010 fiscal year (and in prior reports for prior years) were no longer effective.  On September 13, 2011 we filed an amended 10-K/A which included our 2009 financial statements that had been re-audited by our current auditors, Mark Bailey & Company. The re-audited 2009 financial statements did not include any changes to the financial statements previously presented. We believe that we are now current with all of our required filings with the Securities and Exchange Commission.

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
31.2           Certification of the Chief Financial Officer

32.           Certifications pursuant to 18 U.S.C. §1350.
32.1           Certification of the Chief Executive Officer
32.2           Certification of the Chief Financial Officer

101           Interactive Data Files required by Rule 405 of Regulation ST, and Item 601(101) of Regulation SK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

November 14, 2011	/s/ Terry C. Turner
Terry C. Turner
President and Principal Executive Officer

November 14, 2011	/s/ Tracy A. Madsen
Tracy A. Madsen
Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$271,235	$1,670,949
Marketable securities	462,000	1,738,000
Prepaid expenses	1,100	1,100
Accounts receivable	8,597	-
Total current assets	742,933	3,410,049

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment	9,204	9,204
	3,989,204	3,989,204
Less accumulated depreciation	(9,102)	(8,948)
Total property and equipment	3,980,102	3,980,256

Total Assets	$4,723,035	$7,390,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$197,854	$210,713
Deferred wages	-	51,782
Notes payable	15,000	401,410
Debentures (net)	50,000	108,542
Accrued interest payable	20,425	469,006
Total current liabilities	283,279	1,241,453

Total Liabilities	283,279	1,241,453
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 648,887 issued and outstanding	800	6,489
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
14,525,044 and 9,335,445 issued and outstanding shares, respectively	1,452	934
Additional paid-in capital	64,307,073	64,172,272
Accumulated (deficit)	(59,381,168)	(58,616,843)
Accumulated other comprehensive income (loss)	(488,400)	586,000
Total stockholders' equity	4,439,757	6,148,852
Total Liabilities and Stockholder's Equity	$4,723,035	$7,390,305

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Nine Months Ended
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration and development	3,889	19,298	13,433	40,820
General and administration	221,965	215,894	661,218	626,346
Depreciation and depletion	52	51	154	154

Total operating expenses	225,905	235,243	674,804	667,320

OPERATING (LOSS)	(225,905)	(235,243)	(674,804)	(667,320)

OTHER INCOME (EXPENSE)
Interest expense	(1,311)	(95,380)	(49,564)	(297,700)
Loss on sale of securities	(21,483)	-	(33,499)	-
Accretion of note discount	-	(18,125)	(6,458)	(41,333)

Total other (expense)	(22,794)	(113,505)	(89,521)	(339,033)

Loss before income taxes	(248,699)	(348,748)	(764,325)	(1,006,353)
Income taxes	-	-	-	-
NET LOSS ON CONTINUING OPERATIONS	(248,699)	(348,748)	(764,325)	(1,006,353)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	-	-	-	(52,606)
Gain (loss) discontinued operations (Nevada) net of tax	-	354,019	-	151,331
Loss on sale of business unit (Bolivia) net of tax	-	(21,579)	-	(85,110)
Gain on legal settlement Nevada	-	3,723,251	-	3,723,251
NET GAIN ON DISCONTINUED OPERATIONS	-	4,055,691	-	3,736,866

NET INCOME (LOSS)	$(248,699)	$3,706,943	$(764,325)	$2,730,513

Basic gain (loss) per share on continuing operations	$(0.02)	$0.45	$(0.06)	$0.47
Basic gain (loss) per share on discontinued operations	-	$0.50	-	0.64
Weighted average shares outstanding - basic	14,525,044	8,166,137	11,827,561	5,870,196
Fully Diluted gain (loss) per share on continuing operations	-	$0.27	-	$0.24
Fully Diluted gain (loss) per share on discontined operations	-	$0.29	-	$0.32
Weighted average shares outstanding - Fully diluted	-	13,808,002	-	11,512,061

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	(216,840)	188,000	(1,074,400)	188,000
NET COMPREHENSIVE INCOME (LOSS)	$(465,539)	$3,894,943	$(1,838,725)	$2,918,513

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the nine Months Ended (Unaudited)
	September, 30	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(764,325)	$2,730,513
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	45,000	-
Stock issued for services	4,200	15,196
Stock issued for interest	15,368	-
Depreciation	154	154
Accretion of note discount	6,458	41,333
Stock based compensation	-	44,634
Loss on sale of marketable securities	33,499
Loss on disposition of asset	-	(1,504,458)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(8,597)	(1,516,645)
Decrease (increase) in prepaid expense and other costs	-	2,400
Increase (decrease) in deferred wages	(51,782)	(78,355)
Increase (decrease) in accounts payable	(12,859)	(822,064)
Increase (decrease) in accrued interest	(448,581)	291,550

Net cash flows (used by) operating activities	(1,181,465)	(795,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	168,161	-
Proceeds from sale of fixed assets	-	822,044
Net cash flows provided by investing activities	168,161	822,044

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	86,050
Repayments to related parties	-	(12,650)
Proceeds from notes payable	-	244,300
Repayments of notes payable	(386,410)	(200,000)
Proceeds from debentures	-	13,000

Net cash flows (used in) provided by financing activities	(386,410)	130,700
NET INCREASE (DECREASE) IN CASH	(1,399,714)	157,002
CASH - BEGINNING OF PERIOD	1,670,949	1,368
CASH - END OF PERIOD	$271,235	$158,370

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing and investing activities (see note D)
Preferred and common stock issued for debt	$65,000	$221,349

Cash paid for
Interest	464,733	600
Income taxes	$-	-

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

Note B - Organization and Nature of Business

As of September 30, 2011 our only significant capital asset is the Gold Bar Mill.  During 2010, we disposed of our previous Bolivian properties and assets and we settled litigation with Yukon-Nevada Gold and its subsidiary Queenstake Resources (collectively referred to as “YNG”) following YNG’s termination of the operating agreement for the Jerritt-Canyon Gold Bar Mill.

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through September 30, 2011 we have not recognized any impairment on the Mill.

Note C –Gain (Loss) Per Share

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding as of September 30, of each year plus the common stock equivalents. For the 2011 presentation, the inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive for 2011  and as such they are excluded from the weighted average shares fully diluted calculation.   For 2010 both the basic and fully diluted gain per share are presented for both the three and nine month period.

Note D – Notes Payable

A summary of our notes payable as of September 30, 2011 and related changes for the nine-months ended September 30, 2011 are as follows:

Type	Balance January 1, 2011	Additions	Payments and Conversions	Beneficial Conversion Feature Discount	Carrying value at September 30, 2011	Interest accrued
Other notes payable (in default)	$53,000	$-	$(53,000)	$-	$-	$-
Other notes payable	348,410	-	(333,410)	-	15,000	3,131
Total other notes payable	$401,410	$-	$(386,410)	$-	$15,000	$3,131

Debentures	$108,542	$-	$(65,000)	$6,458	$50,000	$17,294

Total debt	$509,952	$-	$(451,410)	$-	$65,000	$20,425

During the three and nine months ended September 30, we recognized $1,311 and $49,564 of interest expense respectively. All of the above notes payable are classified as current.

Note E – Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU, which are effective for us beginning with the first quarter of 2012, will result in changes to the presentation of comprehensive income in our consolidated financial statements, but will have no effect on the calculation of net income, comprehensive net income or earnings per share.

Note F –  Marketable Securities

As part of our settlement with YNG, we received 2,000,000 restricted common shares of YNG with an initial fair value of $1,152,000 (utilizing the sale price quoted on the Toronto Stock Exchange of $.576 a Level 1 input).  We have classified the shares as available for sale.

During the three-month period ended September 30, 2011 we sold 210,000 shares of YNG common stock at prices ranging from $.53 per share to $.44 per share.  The sale of shares resulted in a loss of $21,483 during the period. We generated net cash of $99,477  from the sale of these shares.  During the nine-month period ended September 30, 2011 we sold 350,000 shares of YNG common stock at prices ranging from $.53 per share to $.44 per share.  The sale of shares resulted in a loss of $33,499 during the period. We generated net cash of $168,161 from the sale of these shares.

As of September 30, 2011 we had 1,650,000 shares available for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of September 30, 2011, the market price for YNG shares was $.28.

Note G –  Subsequent Events

None