Form 10-K
period 2011-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2012-03-30
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2011.
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
Yes [X ] No [ ]

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
Yes [ ]          No [X]

As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Golden Eagle International, Inc. was approximately $1,458,806. This estimate is based on the last sale price per share of $0.155 on June 30, 2011, on the OTCBB, and 9,411,649 shares estimated to be held by non-affiliates.

The number of shares of the registrant's $.0001 par value common stock outstanding as of March 21, 2012 was 14,625,044.

Table of Contents

Page No.

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	29
	Signatures	30

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

Our corporate headquarters are in Salt Lake City, Utah.

A.           U.S. Assets and Operations

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 ton-per-day (“tpd”) Gold Bar CIP gold mill (the “Gold Bar Mill” or the “Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore other options related to the Mill in Nevada. The Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only material capital asset.  The Mill is currently listed on our balance sheet at a cost of $3,980,000. We continually evaluate this asset to determine if it requires impairment or an adjustment. Based on the valuations reports which we have received and the interest that has been shown by various parties for the Mill, we believe that the Mill has a value in excess of the book value on our balance sheet.

In the event we enter into a joint venture, refurbish, or operate the milling facility on our own, we are likely to require a significant amount of additional capital.  To bring the Mill back into operation would require a significant commitment both in terms of time and financial resources as we would need to take actions such as applying for various permits and constructing a new tailings impoundment facility for disposal.  Even if we are able to bring the Gold Bar Mill back into operation, larger mining companies providing similar services with greater financial resources in the area may affect our ability to attract toll refining partners or customers.

Because the Gold Bar Mill is our principal remaining capital asset shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill or enter into any type of merger arrangement.

The Jerritt Canyon Gold Mill; YNG Settlement

In October 2008 we entered into a Mill Operating Agreement with Yukon-Nevada Gold Corp.  (“YNG”) and its subsidiary, Queenstake Resources USA, Inc. (“Queenstake”) (the “Queenstake Agreement”), to operate the Jerritt Canyon Mill, a 4,000 tpd gold processing mill located near Elko, Nevada. This business arrangement resulted in litigation after Queenstake terminated the Agreement and initiated legal action against us in June 2009.

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

Pursuant to the settlement with YNG, we received a total cash payment of $3,467,152 and 2 million shares of YNG issued and outstanding common stock (the “YNG Shares”).  As of the date of this report the transferability restrictions related to the YNG Shares have been removed. We currently hold 1,289,905 YNG Shares as of March 22, 2012.  Although the YNG Shares constitute a significant asset on our balance sheet at December 31, 2011, we do not intend to engage in, and do not believe we are engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  We anticipate that we will continue to sell shares of YNG at the best price possible to meet our cash requirements. Should we be unable to sell the Gold Bar Mill or enter into a joint venture agreement we may be forced to sell all remaining shares of our YNG stock which will exhaust our last remaining source of cash flow.

B.           Bolivia

In and before 2008 our operations were primarily focused on minerals exploration, mining and milling operations in Bolivia through our Bolivian-based wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia). Although our Bolivian assets and operations were once our primary focus, starting in late 2008 we began to focus our operations primarily within the United States and in March 2009 we reduced significantly our land holdings in Bolivia.

Based in large part on a number of factors relating to the political and economic climate in Bolivia as further described in our Form 10-K for the year ended December 31, 2009, we believed it was in our best interests to sell our Bolivian assets and operations, and continue focusing our efforts and resources on our operations and assets within the United States.  As a result, effective March 10, 2010 we transferred control of all of our Bolivian assets and operations to an unrelated Swiss corporation. In addition to other consideration which has been paid, the buyer agreed to pay us a 3% net smelter return on all minerals produced from the properties of up to $3 million. The net smelter return will be on a quarterly basis if and when mineral production is achieved from the mining concessions owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.

As of the date of this report, all obligations of the buyer have been satisfied with the exception of the payment of the net smelter return which we believe, but cannot guarantee, will be satisfied when (and if) mining and milling operations commence.

Plan of Operations

The Gold Bar Mill.

We are exploring and considering various alternatives with respect to the Gold Bar Mill.  While we have had multiple discussions with various parties with regards to a possible merger or sale of the Gold Bar Mill, as of the date of this report we have not entered into any definitive agreement with any party and we cannot guarantee that we will do so in the future.  We continue to negotiate with possible merger candidates or buyers of the Gold Bar Mill. Among the options we are considering are:

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

We have attempted to complete a merger transaction or a sale of the Gold Bar Mill for the past three years but we have been unsuccessful.  We have entered into serious negotiations with various parties related to the company and/or the Mill during the past year however final approval for the transaction was not received. We will attempt to market the company and the Mill more aggressively during the coming year which may require us to reduce our asking price. We can offer no guarantees that we will be successful in selling the Mill or the company.

Effect of government regulation

If we pursue further development and operation of our Gold Bar Mill we will become subject to numerous governmental regulations applied to the mining and milling industries.

See additional discussion below contained in Item 1A – Risk Factors.

Employees

At December 31, 2011, we employed two total employees. Our full time employees work primarily in our corporate offices in Salt Lake City, Utah.

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

Financial Risks

We have no business activities, and we can provide no assurance that we will be able to engage in any business activities before our limited remaining working capital is expended.   At the present time, the Company has no business operations, has working capital of approximately $450,000, and is incurring a negative cash flow of approximately $50,000 per month (including salaries to its executive officers). This is lower than our monthly fee for 2010 as a result of a reduction of general and administrative expenses and interest expense.    While management is continuing to conserve working capital where appropriate, given the inability to complete an arrangement with respect to the Gold Bar Mill and the volatility and illiquidity of the YNG Shares, we cannot offer any assurance that the Company will be able to continue to meet its corporate obligations through the current fiscal year.  Since business combinations are frequently based on the availability of working capital, it is unlikely that we will be able to negotiate any business combination with any other entity.

A significant portion of our net worth and our working capital includes the value of a thinly traded and volatile security. Our balance sheet reflects the value of our 1,567,500 YNG Shares at $458,825 ($0.283 per share).  While this value is based on the market price of the YNG Shares as reported on the Toronto Stock Exchange (the “TSX”), there can be no assurance that we would be able to receive this amount of money were we to attempt to sell our YNG Shares.  The market for YNG Shares on the TSX is volatile both in terms of price and volume, and there can be no assurance that we would recover the full amount set forth on our balance sheet were we to attempt to sell the YNG Shares we hold.  The closing price on the TSX on March 7, 2012, was $0.36 (Cdn) ($0.363 U.S.).  We have, however, sold 482,900 shares of YNG generating $165,067.

A significant portion of our balance sheet reflects a $3,980,000 value of the Gold Bar Mill, a value that we may not be able to realize in the near future, if ever. We have held the Gold Bar Mill since 2004 when we originally acquired it.  It has been inactive since then.  Although over the years since then we have developed a number of plans with respect to its utilization, we have not been able to act on any of our plans.  Any use of the Gold Bar Mill will require the owner (either the Company or any purchaser or business partner) to expend a significant amount of money to rehabilitate the Mill to meet current standards.  Given our lack of working capital and success in dealing with the Gold Bar Mill over the past eight years, we cannot offer any assurance that we will be able to do so.  If we are unable to deal with the Gold Bar Mill before our capital is exhausted, we may lose the opportunity to do so at any time in the future because of the various corporate requirements (including shareholder approval) attendant to completing any such transaction.

Because the YNG Shares constitute a significant Company asset, the Company could become subject to additional regulation.  The YNG Shares represent the Company’s most significant asset (because of its liquidity as compared to the Gold Bar Mill) as of December 31, 2011 and subsequently.  In certain situations companies whose assets are in large part comprised of marketable securities can be subject to state and/or federal regulations, such as under Investment Company Act of 1940 (the “ICA”).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the ICA, if the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

Historically, cash shortages have negatively affected our ability to explore and develop our properties and further our business development.  Historically we have experienced significant cash shortages.  We have been able to meet certain of our financial obligations through funds raised in equity and debt financings.  Given our limited working capital expected to suffice only through 2012, we likely will continue to experience cash shortages, which may cause delays in development of any business prospects and any possible revenue generating operations, and will otherwise negatively affect our financial condition.   We cannot offer any assurance that there will be any additional capital available to us when required.

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

The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange and demonstrates the significant fluctuations in metal prices:

Year	High	Low	Average

2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007	806	631	695
2008	1,011	712	872
2009	1,212	810	1,011
2010	1,421	1,058	1,219
2011	1,895	1,319	1,571

Source of Data: Kitco.com and usgold.com

On February 8, 2012, the afternoon fixing price for gold on the London Metals Exchange was $1,746 per ounce.

Our future success is in part dependent upon our ability to retain and attract qualified management. Our future success in large part is dependent upon the continued efforts of our current management team who provide us with the key technical and management aspects of our contemplated operations, including: Terry Turner, and Tracy A. Madsen.  At times each of these persons has agreed to defer their wages or other remuneration otherwise due to them.  Although we have entered into employment agreements with Messrs. Turner and Madsen, as a result of our continued liquidity shortages, these persons may be motivated to seek other employment.     We believe that our future success depends in part upon our ability to attract and retain qualified personnel for our operations.  The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

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

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future.  Historically, the price and trading volume of our common stock has been volatile.  Several factors likely contributed to this volatility including: our significant operating losses; the suspension of our operations and subsequent sale of our Bolivian projects, the termination of our agreement with Queenstake Resources USA Inc. related to the operation of the Jerritt Canyon mill; and the dilution of shareholders’ interests.  Such factors will likely continue to impact price and trading volume volatility.

 As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing penny stocks, which will impair trading activity in our shares.  Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with which the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

Item 3.                   Legal proceedings

None

Item 4.                   Mine Safety Disclosure

Not Applicable.

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

2010	Low Bid	High Bid
First Quarter	$.35	$.80
Second Quarter	$.10	$1.01
Third Quarter	$.07	$.28
Fourth Quarter	$.11	$.30

2011	Low Bid	High Bid
First Quarter	$.11	$.25
Second Quarter	$.12	$.25
Third Quarter	$.11	$.188
Fourth Quarter	$.04	$.16

Holders

As of December 31, 2011, there were approximately 1,207 shareholders of record of our common stock.   This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in ‘street name. We estimate the total number of shareholders to exceed 8,000.

Capital Structure

We currently are authorized to issue 2,000,000,000 shares of common stock, and as of December 31, 2011, we had 14,625,044 shares of our common stock outstanding.  In addition to the outstanding shares of common stock, we have authorized a total of 10,000,000 preferred shares of which the following separate classes have been designated:

(i) 3,500,000 shares of our Series A Convertible Preferred Stock have been authorized for issuance, none of which are currently issued or outstanding.

(ii) 4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, of which 80,000 are issued and outstanding. These 80,000 Series B shares are in the aggregate convertible into 40,000 common shares post reverse split.

(iii) one share of Series C Preferred Stock has been authorized and is no longer outstanding.

(iv) 999,000 shares of Series D Convertible Preferred Stock have been authorized, none of which is outstanding.

Additionally, we have convertible debentures, as well as stock options outstanding that are convertible or exercisable into common stock.  On a fully diluted basis as of December 31, 2011 we had 15,139,152 shares of common stock outstanding.

Fully diluted shares for the years ended December 31,	2011		2010
Basic shares outstanding	14,625,044		9,335,445
Series B preferred conversion	40,000		40,000
Series C preferred conversion	-		975,493
Series D preferred conversion	-		2,844,430
Convertible debentures & convertible notes payable	63,907		1,154,444
Stock payable	-		-
Stock options	410,200		460,833
Total	15,139,151	*	14,810,645	*
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

Securities authorized for issuance under equity compensation plans

(1)	Stock options issued

At times we have granted certain officers and directors stock options and stock bonuses, but those are ad hoc grants and have not been made pursuant to a formal plan (except for those options granted under the 2009 Revised Plan which were subsequently deemed void ab initio).

The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2011.

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	410,200	$0.43	-0-

Total	410,200	$0.43	-0-

Unregistered sales of equity securities and use of proceeds

All transactions have been previously disclosed.

Item 6.            Selected Financial Data

Not applicable.

Item 7.            Management's discussion and analysis of financial condition and results of operations

Overview
 Currently our efforts are primarily focused on exploring and pursuing our options with respect to the Gold Bar Mill that we own in Nevada. We are currently seeking a buyer for the Gold Bar Mill or a possible merger candidate. While we have had negotiations with various entities with regards to the Gold Bar Mill we have not been able to enter into a definitive agreement with respect to the Mill. Additionally we have investigated refurbishing the Mill for active operations.  Any refurbishment of the Mill would require additional outside capital. The Company cannot offer any assurance that such capital will be available on reasonable terms, if at all. While we believe we have sufficient funds to operate during the coming year, in the event we are unable to successfully identify and act upon a business opportunity or if there is drop in the price of YNG stock that we are currently using to fund administrative expenses, we will not have sufficient cash continue as a going concern without additional financing which we cannot guarantee that we will be able to obtain.

Liquidity and capital resources

The following table sets forth our working capital position at December 31, 2011.

Year ended December 31,	2011
Cash and cash equivalents	$118,835
Marketable securities*	458,825
Prepaid expenses	1,100
Accounts receivable	6,744
Current Assets	585,504
Current Liabilities	(129,978)
Working Capital	$455,526

*
As of December 31, 2011 we held 1,567,500 YNG Shares.  While we have made no decision as to whether we will hold or sell any or part of these  remaining securities, we believe but cannot guarantee that by selling part or all of these securities we may be able to satisfy all or part of our capital commitments should we no longer have cash available.  Because of our diminishing working capital and absent other financing (of which there can be no assurance), it is likely that we will be required to dispose of our remaining YNG Shares during the current fiscal year.

We believe we have sufficient cash and securities on hand to satisfy our current limited business operations through our 2012 fiscal year if we are able to sell shares of YNG which we own at a consistent price of $.30 or higher. However, these assets are not sufficient to allow us to engage in significant operations such as refurbishing or operating the Gold Bar Mill (which operations are not currently contemplated).

Because we have no continuing active business operations, our cash flow commitments of approximately $50,000 per month are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Securities Exchange Act of 1934.  Inasmuch as we have no revenues, we can expect our working capital and available cash to continue to decrease as we pay our corporate obligations during 2012 and may deplete our remaining cash unless we are able to obtain additional financing (of which there can be no assurance) or we are able to dramatically reduce our expenses.

We have no prospects at the current time of generating any revenues other than nominal amounts of interest generated from funds we have on deposit.  Although we expect to be able to use our cash on hand and the proceeds from potential sales of our marketable securities to be sufficient to satisfy our basic corporate needs during at least the first half of fiscal 2012, such resources are not sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

Results of operations

The following sets forth certain information regarding our results of operations as of December 31, 2011 and 2010.

Years ended December 31,	2011	2010
Revenues	$-	$-
Exploration & development costs	-	(54,771)
General and administrative	(829,826)	(836,400)
Depreciation and depletion	(205)	(205)
Operating (loss)	(830,031)	(891,376)
Interest expense	(65,874)	(367,944)

Revenues.   We did not generate revenue during 2011 and all 2010 revenue was related to the discontinued operation of the Jerritt-Canyon Gold Mill. At the present time we expect no revenues from continuing operations in 2012.

Exploration and Development Expenses. Our exploration and development costs decreased to $-0- during the year ended December 31, 2011from $54,771 for the year ended December 31, 2010.  Unless we re-enter the mining exploration and development business we expect these costs to remain at the 2011 level.

General & Administrative Expenses. General and administrative expenses decreased by $6,574 to $829,826 for year ended December 31, 2011 (approximately $70,000 per month), from $836,400 during our 2010 fiscal year. The stability of our general and administrative expenses results from the limited nature of our operations.

Interest Expense.  Interest expense for the year ended December 31, 2011, decreased by $302,070 to $65,874, from $367,944 during the same 2010 period.  The decrease was primarily due to the elimination of almost all the debt that we owed. During 2011 we paid off in excess of $451,000 in debt and in excess of $480,000 in accrued interest. We anticipate that interest expense will continue to decline during 2012.

Off-balance sheet arrangements

Not applicable

Item 7A.                     Quantitative and Qualitative disclosures about market risk

No disclosure required.

Item 8.                       Financial statements and supplementary data

The disclosure required by this item are contained on pages F-1 through F-18.

Item 9.                      Changes in and disagreements with accountants on accounting and financial disclosure

During the year ended December 31, 2011 we did not have any disagreements with our auditors, Mark Bailey & Company, LLC on any matters of accounting principles, practices or financial statement disclosures.

On January 26, 2012, we engaged Ingenium Accounting Associates, Reno, Nevada, to audit our financial statements for the year ended December 31, 2011 and the periods then ended.  Accordingly, we dismissed Mark Bailey & Company, Ltd., on January 26, 2012.  Both actions were approved by our Board of Directors.  We do not have an audit committee.

In connection with the audits of the Company’s financial statements for the two most recent fiscal years ended  December 31, 2009  and December 31, 2010 and subsequent interim periods through the date of dismissal, there were no disagreements with Mark Bailey & Company, Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Mark Bailey & Company, Ltd. would have caused Mark Bailey & Company, Ltd. to make reference to the matter in their report. The reports on the financial statements prepared by Mark Bailey & Company, Ltd., for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.                      Controls and procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures needed to be declared as ineffective.  The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures.  The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2011 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Subject to the Company’s financial resources, Management hopes to further mitigate the risk of the material weaknesses going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Our management determined that there were no other changes made in our internal controls over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B                      Other information

No disclosure required.

Part III

Item 10.                      Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

The following table sets forth certain information concerning the persons serving as our directors and executive officers (including of our subsidiaries) as of March 22, 2012.  Executive officers are appointed by the Board of Directors.  Each officer holds office for one year or until a successor has been duly appointed, and qualified or until death, resignation or removal.   Messrs. Turner and Madsen have entered into employment agreements as discussed under the employment agreement section. No family relationships exist among the officers and directors. Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation.

Name	Age	Position	Term of Office

Terry C. Turner	59	Chairman of the Board of Directors, President & CEO	2/14/97-present

Alvaro Riveros	69	Director	1/5/04-present

Harlan M. (Mac) DeLozier, II	68	Director	9/28/06- present

Tracy A. Madsen	50	Secretary/Treasurer/CFO/Vice President US Admin.	2/13/03-present

Terry C. Turner, was appointed to the Board of Directors and as our President and Chief Executive Officer on February 14, 1997 and he is currently working substantially full time for the Company.  In 1977, Mr. Turner received a B.A. in Political Science and a B.A. in Spanish from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University.  He is admitted to practice law in the State and Federal Courts of Utah and Colorado, as well as the 10th Circuit Court of Appeals and the United States Supreme Court. Mr. Turner is also a member of the District of Columbia Bar, the American Bar Association, the Inter-American Bar Association and the International Bar Association. In addition, he is the first and only American attorney admitted as a member of the Bolivian College of Lawyers (Bolivian National Bar) and the Bar of the State (Department) of La Paz, Bolivia.

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

Harlan M. (Mac) DeLozier II, was appointed as a member of our Board of Directors on September 28, 2006; however, he was previously appointed as our Vice President for Bolivian Administration on March 1, 1997 until we sold our Bolivian operations in April 2010 when he resigned as an officer. Mr. DeLozier continues to serve as a Director. Mr. DeLozier is a 1966 graduate of Oklahoma State University, where he received B.A. degrees in Political Science, Foreign Language and History. He has an extensive background in business and mining in Bolivia.

Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer on February 13, 2003. On November 12, 2003 he was also appointed Vice President US Administration.  Mr. Madsen is currently working substantially full time for the Company.  Mr. Madsen received a B.A. in Finance from Boise State University, and an MBA from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience serving as a Chief Financial Officer for various companies for the past 22 years.

Blane W. Wilson at December 31, 2011 was our Chief Operating Officer, having been appointed April 20, 2008; however, on January 31, 2012, our Board of Directors accepted Mr. Wilson’s resignation.  In his resignation, Mr. Wilson did not express any disagreement with management or disclosure issues.  Mr. Wilson is currently serving as the President, CEO and as a director of Klondex Mines Ltd.

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

The Company believes that each of the persons that currently comprise its Board of Directors  have the experience, qualifications and attributes and skills taken as a whole to enable the Board of Directors to satisfy its oversight responsibilities effectively. In particular, we believe that because of Mr. Turner’s significant experience in the mining industry (both domestically and in South America), as well as his broad legal experience in the mining sector, that he is a valuable member of our Board of Directors.  As two of our directors reside in Bolivia it is more difficult for them to closely oversee the operations of the company; however, their extensive mining, milling and business experience continues to contribute to our Board’s decision-making process.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% shareholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2011, with the exception of:

Golden Eagle Mineral Holdings, Inc. did not file a Form 4 reporting its conversion(s) of shares of our preferred stock into shares of our common stock in June 2011

The Dewey Williams trust did not timely file a Form 4 reporting its conversion(s) of two convertible debentures in June 2011, however a Form 5 was filed by Mr. Williams on March 5, 2012 reporting this conversion and we believe he is now current in his filings.

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

Item 11.                      Executive Compensation.

The following table sets out the compensation received during the previous two fiscal years, in respect to the only person that served as our chief executive officer at any time during the last fiscal year and our most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

									Non-Equity
						Stock		Option	Incentive Plan
Name and	Fiscal	Salary		Bonus		Awards (**)		Awards (**)	Compensation	Total
Principal Position	Year	($)		($)		($)		($)	($)	($)

Terry C. Turner, Chief Executive Officer and Chairman	2011	$260,844	(A)	$85,000	(B)	$-		$-	$-	$345,844
	2010	$255,749	(A)	$60,000	(B)	$-		$-	$-	$315,749

Tracy A. Madsen, Chief Financial Officer, VP, Secretary & Treasurer	2011	$150,000	(C)	$25,000	(E)	$-		$-	$-	$175,000
	2010	$188,941	(C)	$-		$32,423	(D)	$-	$-	$221,364

(**)           This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock awards and stock options granted to the named executive officers.  See note B to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(A)           Effective October 1, 2010 Mr. Turner’s salary was increased to $200,000 per year plus $60,000 in a cashless bonus. Mr. Turner received $185,000 in cash for his 2010 back wages plus $70,749 in cash for previous years’ deferred wages.  During 2011, Mr. Turner was paid $200,000 for his 2011 salary plus $60,844 for prior year’s accrued salary.

(B)           Of the amounts indicated during 2011 and 2010 $60,000 each year was in the form of a cashless bonus. These bonus payments reflect non-cash debt forgiveness.  At December 31, 2010, Mr. Turner owed us $96,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $96,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During each of 2010 and 2011, Mr. Turner waived $60,000 of unpaid accrued salary. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002. As of December 31, 2011 the amount owed to us by Mr. Turner and the amount we owed Mr. Turner was (in both cases) $36,783.  The remaining $25,000 bonus during 2011 was paid in cash.

(C)           Effective October 1, 2010 Mr. Madsen’s salary was increased to $150,000 annually.  During 2010, Mr. Madsen was paid $120,000 for 2010 salary plus $50,167 which had been deferred from the previous year plus $18,775 in accrued interest on deferred salary.

(D)           In May 2010 Mr. Madsen was granted 574,230 shares of our restricted common stock at a price of $.10 per share valued at $57,423.  This amount was made up of the $25,000 note payable granted in February 2009 and $25,000 in shares granted in February 2010 for 2009 plus $7,423 in accrued interest on the note payable.

(E)           In February 2011 Mr. Madsen was paid a cash bonus of $25,000.

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

Our named executive officers are to receive a base salary payable in accordance with our normal payroll practices and in accordance with the terms of their employment contracts which contemplate their full time employment by the Company.
Given the Company’s history of limited financial resources at times our named executive officers have agreed to defer a portion of their salaries to help the Company conserve its financial resources.  Each of Messrs. Turner and Madsen and (while he was an executive officer) Mr. Wilson deferred portions of their cash compensation during fiscal 2009 and 2010 which as of the date of this report have been paid in full.

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

In this summary collectively the Turner Agreement and the Madsen Agreement are referred to the “Agreements” and Mr. Turner and Mr. Madsen are each referred to herein as the “Executive.”  The Agreements contemplate the Executives’ full time employment by the Company, and are both for an initial 3-year term expiring October 2012.  The Agreements will renew for successive one year terms unless either the Company or the Executive gives at least 60 days’ notice to the other that it or he will not accept the renewal term..

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

If the Agreements are terminated by the Company without cause, or not as a result of the Executive’s death or disability, the Executive is entitled to a severance payment equal to the Executive’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Executive has been with the Company, or through expiration of the Agreement’s original term, whichever is a shorter period of time.  However, in no event will the Executive be entitled to less than 6 months of severance pay.  This severance pay requirement is not applicable if the Agreements terminate because of non-renewal.

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

Option Grants To Our Named Executive Officers.

No options or restricted stock were granted to any named executive officer of Golden Eagle during the fiscal year ended December 31, 2011.

Compensation of Directors

We reimburse directors for travel and related expenses associated with Board of Directors’ meetings.  We also compensate out non-employee directors $1,000 per month for attending any Board of Directors’ meetings held within that month telephonically or in person The following table sets forth information regarding the cash compensation paid to our directors during our year ended December 31, 2011:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Alvaro Riveros	$9,000	-	-	-	$9,000
Harlan DeLozier	$10,000				$10,000

Although Mr. Turner also served on our Board of Directors during our 2011 fiscal year he did not receive any separate compensation for his service in his capacity as Chairman of the Board of Directors.

Item 12.                      Security ownership of certain beneficial owners and management and related stockholder matters

Security Ownership of Golden Eagle Officers and Directors

As of December 31, 2011 and February 29, 2012, there were 14,625,044 shares of the Company’s common stock outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of February 29, 2012 by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table. For purposes of this report we have used the fully diluted number of shares of 15,139,151.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock(1)

Terry C. Turner 9653 South 700 East Salt Lake City, Utah 84070	Chief Executive Officer, President, and Chairman	- (2)	-%

Harlan M. (Mac) DeLozier 9653 South 700 East Salt Lake City, Utah 84070	Vice President and Director	468,817	3.1%

Tracy A. Madsen 9653 South 700 East Salt Lake City, Utah 84070	Chief Financial Officer, Vice President –U.S. Administration	409,487	2.7%

Alvaro Riveros 9653 South 700 East Salt Lake City, Utah 84070	Director	-	-

All current directors and executive officers as a group (four persons)		878,304	5.8%

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K.

(2)	Mr. Turner does not own any shares of our common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s common stock as of February 29, 2012 by each person (other than the directors and executive officers of the Company) was known to own beneficially, more than 5% of the outstanding voting shares of common stock. To the extent any of the named shareholders own shares of outstanding Preferred Stock (being Series B Stock) or other derivative securities that are exercisable into shares of our common stock or grant the holder voting power, these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table).  As of February 29, 2012 there were 14,625,044 shares of the Company’s common stock outstanding.   For purposes of this report we have used the fully diluted number of shares of 15,139,151.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock(1)

Golden Eagle Mineral Holdings, Inc. Chancery Court, Leeward Highway Providenciales Turks and Caicos Islands	2,387,123	15.8%

Dewey L. Williams 6860 N. Dallas Pkwy, Suite 200 Plano, TX 75024	1,403,413	9.3%

Edmundo Arauz Jaimes Freire, 4 Norte Calle Las Jardineras #16 Santa Cruz de la Sierra, Bolivia	1,124,775	7.4%

Total as a group	4,915,311	32.47%

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

Indebtedness

At December 31, 2010, Mr. Turner owed us $96,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $96,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During each of 2010 and 2011, Mr. Turner waived $60,000 of unpaid accrued salary. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.  As of December 31, 2011 the amount owed to us by Mr. Turner and the amount we owed Mr. Turner was (in both cases) $36,783.

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

Item 14.                      Principal accountants’ fees and services

Our Board of Directors selected the independent accounting firm of Ingenium Accounting Associates, with respect to the audit of our consolidated financial statements for the years ended December 31, 2011. Our Board of Directors selected the independent accounting firm of Mark Bailey & Company, Ltd with respect to the audit of our consolidated financial statements for the years ended December 31, 2010.

Audit Fees

We anticipate paying Ingenium Accounting Associates $15,000 to complete the 2011 audit of our financial statements.

During the fiscal year ended December 31, 2011 we paid Mark Bailey & Company Ltd $14,000 for the review of our quarterly financial statements, $30,921 for the audit of our December 31, 2010 financial statements, and $34,200 for the re-audit of our December 31, 2009 financial statements.  These aggregate fees include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

Audit-Related Fees

There were no fees billed by Mark Bailey & Company, Ltd. and Ingenium Accounting Associates for audit-related services rendered during fiscal years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed by Mark Bailey & Company, LLC and Ingenium Accounting Associates during the fiscal year ended December 31, 2011 and 2010, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services provided by Mark Bailey & Company Ltd. or Ingenium Accounting Associates during fiscal years ended December 31, 2011 and 2010.

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

Part IV

Item 15.  Exhibits and financial statement schedules

(a)           Financial statements

(b)           Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.1.1	Certificate of Designation for the Series A Convertible Preferred Stock.(2)
3.1.2	Certificate of Designation for the Series B Convertible Preferred Stock. (3)
3.1.3	Articles of Amendment (4)
3.1.4	Certificate of Designation for the Series C Convertible Preferred Stock. (5)
3.1.5	Certificate of Designation for the Series D Convertible Preferred Stock. (6)
3.1.6	Articles of Amendment to effect Reverse Stock Split. (7)
3.1.7	Amended and Restated Bylaws. Filed Herewith
10.2	Employment Agreement with Terry Turner. (8)
10.3	Employment Agreement with Tracy Madsen. (8)
16.1	Letter from Mark Bailey & Company. (9)
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350.
32.2	Certification by the Principal Financial Officer pursuant to Section 1350.

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from Current Report on Form 8-K dated March 10, 2005.
(3)	Incorporated by reference from Current Report on Form 8-K dated December 29, 2006.
(4)	Incorporated by reference from Current Report on Form 8-K dated September 14, 2007.
(5)	Incorporated by reference from Current Report on Form 8-K dated December 24, 2008.
(6)	Incorporated by reference from Current Report on Form 8-K dated July 6, 2009.
(7)	Incorporated by reference from Current Report on Form 8-K dated April 28, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K dated October 7, 2009.
(9)	Incorporated by reference from Current Report on Form 8-K dated February 1, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

March 30, 2012	/s/ Terry C. Turner
Terry C. Turner, President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC.

March 30, 2012                      /s/ Terry C. Turner______________________
Terry C. Turner, President, Chief Executive Officer and Director

March 30, 2012                      /s/ Alvaro Riveros_______________________
Alvaro Riveros, Director

March 30, 2012                      /s/ Harlan M. (Mac) DeLozier______________________
Harlan M. (Mac) DeLozier, Director

March 30, 2012                      /s/ Tracy A. Madsen
Tracy A. Madsen, Chief Financial Officer and Principal Accounting Officer.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 29, 2012

To the Board of Directors and
Stockholders of Golden Eagle International, Inc.

We have audited the accompanying balance sheet of Golden Eagle International, Inc. as of December 31, 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2011.  Golden Eagle International’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s:/ Ingenium Accounting Associates
Reno, Nevada

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

/s/ Mark Bailey & Company, Ltd.

Reno, Nevada

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2011 and 2010
	2011	2010

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$118,835	$1,670,949
Marketable securities	458,825	1,738,000
Prepaid expenses	1,100	1,100
Accounts receivable	6,744	-
Total current assets	585,504	3,410,049

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment	9,204	9,204
	3,989,204	3,989,204
Less accumulated depreciation	(9,153)	(8,948)
Total property and equipment	3,980,051	3,980,256

Total Assets	$4,565,555	$7,390,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,244	$210,713
Deferred wages	-	51,782
Notes payable	15,000	401,410
Debentures (net)	50,000	108,542
Accrued interest payable	21,734	469,006
Total current liabilities	129,978	1,241,453

Total Liabilities	129,978	1,241,453
Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 648,887 issued and outstanding	800	6,489
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
14,625,044 and 9,335,445 issued and outstanding shares, respectively	1,462	934
Additional paid-in capital	64,337,063	64,172,272
Accumulated (deficit)	(59,459,693)	(58,616,843)
Accumulated other comprehensive income (loss)	(444,055)	586,000
Total stockholders' equity	4,435,577	6,148,852
Total Liabilities and Stockholder's Equity	$4,565,555	$7,390,305

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income
For the Years Ended December 31, 2011 and 2010

	2011	2010

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	-	54,771
General and administration	829,826	836,400
Depreciation and depletion	205	205

Total operating expenses	830,031	891,376

OPERATING (LOSS)	(830,031)	(891,376)

OTHER INCOME (EXPENSE)
Interest expense	(65,874)	(367,944)
Loss on sale of securities	(31,068)	(50,854)
Accretion of note discount	(6,458)	(99,890)

Total other (expense)	(103,400)	(518,688)

Loss before income taxes	(933,431)	(1,410,064)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(933,431)	(1,410,064)

DISCONTINUED OPERATIONS,NET OF TAX
Loss on discontinued operations (Bolivia) net of tax	-	(57,606)
Gain (loss) discontinued operations (Nevada) net of tax	90,581	(446,354)
Loss on sale of business unit (Bolivia) net of tax	-	(71,768)
Gain on legal settlement Nevada	-	4,349,301
NET GAIN ON DISCONTINUED OPERATIONS	90,581	3,773,573

NET INCOME (LOSS)	$(842,850)	$2,363,509

Basic gain (loss) per share on continuing operations	$(0.07)	$(0.21)
Basic gain (loss) per share on discontinued operations	0.01	0.56
Weighted average shares outstanding - basic	12,558,707	6,691,304
Fully Diluted gain (loss) per share on continuing operations	-	$0.19
Fully Diluted gain (loss) per share on discontinued operations	-	$0.31
Weighted average shares outstanding - Fully diluted	-	12,333,169

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	(1,030,055)	586,000
NET COMPREHENSIVE INCOME (LOSS)	$(1,872,905)	$2,949,509

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Years Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(842,850)	$2,363,508
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Officer compensation contributed	60,000	-
Stock issued for services	4,200	-
Non cash interest	36,888	110,600
Loss on debt conversions	-	99,890
Loss on sale of Bolivian Operations	-	71,768
(Gain) on Queenstake settlement	-	(4,349,301)
Depreciation	205	205
Stock based compensation	-	59,830
Loss on sale of marketable securities	31,068	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(6,744)	202,688
Decrease (increase) in prepaid expense and other costs	-	2,400
Increase (decrease) in deferred wages	(51,782)	(224,989)
Increase (decrease) in accounts payable	(141,828)	(564,774)
Increase (decrease) in accrued interest	(419,928)	328,643

Net cash flows (used by) operating activities	(1,330,771)	(1,899,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	165,067	-
Proceeds from sale of Queenstake settlement	-	3,467,152
Proceeds from sale of Bolivian operations	-	50,000
Net cash flows provided by investing activities	165,067	3,517,152

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	-	86,050
Repayments to related parties	-	(111,050)
Proceeds from notes payable	-	276,300
Repayments of notes payable	(386,410)	(200,000)

Net cash flows (used in) provided by financing activities	(386,410)	51,300
NET INCREASE (DECREASE) IN CASH	(1,552,114)	1,668,920
CASH - BEGINNING OF PERIOD	1,670,949	2,029
CASH - END OF PERIOD	$118,835	$1,670,949

SUPPLEMENTAL CASH FLOW INFORMATION
Non cash financing activities
Common stock issued for note payable repayments	$75,000	$270,799
Common stock issued for related party note payable repayments	$-	$50,000
Non cash investing activities
2,000,000 shares of common stock of YNG received	$-	$1,152,000

Cash paid for
Interest	$463,106	$33,751
Income taxes	-	-

Golden Eagle International, Inc.
Consolidated Statement of Changes in Stockholders' Equity & Comprehensive Income
For the Period December 31, 2009 through December 31, 2011

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2009	819,220	$8,192	3,950,102	$396	$63,611,428	$(60,980,351)		$2,639,666

Stock issued for interest and debt	-	-	4,384,706	438	374,557	-	-	374,995
Stock issued for service	-	-	151,970	15	15,182	-	-	15,197
Preferred stock converted to common stock	(169,733)	(1,697)	848,667	85	1,019	-	-	-
Preferred sock returned	(600)	(6)	-	-	-	-	-	(600)
Value of options granted	-	-	-	-	44,634	-	-	44,634
Discount on debentures	-	-	-	-	25,562	-	-	25,562
Loss on conversion	-	-	-	-	99,890	-	-	99,890
Net gain	-	-	-	-	-	2,363,508	-	2,363,508
Other comprehensive income	-	-	-	-	-	-	586,000	586,000

Balance at December 31, 2010	648,887	$6,489	9,335,445	$934	$64,172,272	$(58,616,843)	$586,000	$6,148,852

Stock issued for interest and debt	-	-	1,444,660	144	95,224	-	-	95,368
Stock issued for service	-	-	24,706	2	4,198	-	-	4,200
Preferred stock converted to common stock	(568,887)	(5,689)	3,820,233	382	5,369	-	-	61
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(842,850)	-	(842,850)
Other comprehensive income	-	-	-	-	-	-	(1,030,055)	(1,030,055)

Balance at December 31, 20111	80,000	$800	14,625,044	$1,462	$64,337,063	$(59,459,693)	$(444,055)	$4,435,577

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business
Golden Eagle International, Inc. (“we,” “us” or “Golden Eagle”) was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, we were engaged in contract gold milling operations in the state of Nevada in the United States.

We have not had any business operations since we disposed of our wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time we had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary.

We currently own the Gold Bar Mill (the “Mill”) in Eureka, Nevada which is not currently in operation and which will require a significant expenditure to rehabilitate should we choose to do so.  Although we have been attempting to seek value for our investment in the Gold Bar Mill since its acquisition in 2004, we have not been able to obtain the financing necessary to rehabilitate the Mill or enter into a joint venture or other business arrangement with respect to the Mill.

Note B – Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of Golden Eagle International, Inc. and its subsidiaries, Golden Eagle International, an unincorporated Bolivian entity, and Golden Eagle International, Inc. (Bolivia).  All inter-company transactions and balances have been eliminated. Minority interests are not presented since they are not obligated to fund operating losses. As of the year ended December 31, 2011 we did not own or control any subsidiaries.

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
We use the established three-level valuation hierarchy for valuing and disclosing our financial instruments at fair value. The three levels are defined as follows:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash, receivables, and current liabilities are at cost which approximates their fair value due to their short-term nature.

As part of our August 2010 settlement with Queenstake Resources we obtained 2,000,000 shares of common stock of Queenstake’s parent company, Yukon Nevada Gold Corp. (“YNG”).

These securities, classified as available for sale, are our only financial instrument that is measured at fair value on a recurring basis. At December 31, 2011 we held 1,567,500 shares of YNG and the fair value of these shares, using level 1 inputs, was $458,825.   At December 31, 2010 we held 2,000,000 shares of YNG and the fair value of these shares, using level 1 inputs, was $1,738,000.

Since the securities are classified as available for sale,  we recognize realized gains / losses and declines in value of the securities deemed to be other than temporary in earnings.  Unrealized gains / losses are recognized as a component of other comprehensive income.  For the year ended December 31, 2011 we recognized an unrealized loss of $1,030,055 on our YNG common stock holdings. For the year ended December 31, 2010 we recognized an unrealized gain of $586,000 on our YNG common stock holdings.

        Cash and Cash Equivalents
For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

        Property, Equipment
Property and equipment are recorded at cost.  Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets’ estimated useful lives as follows:

Mining equipment              7-8 years
Vehicles                                5 years
Office equipment                 4-10 years

Depreciation expense totaled $205 for the years ended December 31, 2011 and 2010, respectively.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

At December 31, 2011 and 2010 we held a Mill with a carrying value of $3,980,000.  The Mill is located near Eureka, Nevada and has been idle since acquisition; therefore, no depreciation expense has been recognized.

At December 31, 2011 and 2010 we have an immaterial amount of office equipment that is depreciated on a straight line basis.

        Long-Lived Assets
We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis.

For the years ended December 31, 2011 and 2010 we recognized impairment charges of $0.

Stock Based Compensation
We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black Scholes options pricing model.  We recognize the cost as the awards vest.  See Note E for a more detailed description of our stock based compensation.

Beneficial Conversion Feature of Debentures and Convertible Notes Payable
In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt.  Such rights give the debt holder the ability to convert the debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital.  The discount is amortized over the remaining outstanding period of related debt using the effective interest method.

Income (Loss) Per Share
The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2011 the inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,	2011		2010
Basic shares outstanding	14,625,044		9,335,445
Series B preferred conversion	40,000		40,000
Series C preferred conversion	-		975,493
Series D preferred conversion	-		2,844,430
Convertible debentures & convertible notes payable	63,907		1,154,444
Stock payable	-		-
Stock options	410,201		460,833
Total	15,139,151	*	14,810,645	*
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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note C – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2011 and 2010 as follows:

	2011	2010
Other Notes Payable
A note totaling $220,000 payable to Casco Credit with an interest rate of 12% which matured on March 24, 2009. We did not pay this note when it was due. The creditor declared this note in default which resulted in the note beginning to accrue interest at a default rate of 5% per month. This note was secured by our Gold Bar Mill located 25 miles north of Eureka, Nevada. As of February 10, 2011 this note and accrued interest have been paid in full.	$-	$20,000
A note totaling $33,000 payable to Casco Credit with an interest rate of 12% which matured on February 21, 2010. We did not pay the note when due and the note holder declared the note in default which resulted in the note accruing interest at a 5% per month default rate. This note is secured by the Gold Bar Mill located 25 miles north of Eureka, Nevada. As of February 10, 2011 this note and accrued interest have been paid in full.	-	33,000
A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum that matures on June 30, 2012.	15,000	15,000
A note payable to Lonestar Equity Group with an interest rate of 8% that matured on June 30, 2011. On May 25, 2011 this note and accrued interest was paid in full.	-	177,360
A note payable to Miguel Simon Guardia with an interest rate of 8% per annum which matures on June 30, 2011. On May 25, 2011 this note and accrued interest were paid in full.	-	156,050
Total other notes payable	$15,000	$401,410
Convertible debentures

A debenture payable to the John Saunders Trust dated July 7, 2008, maturing on June 30, 2012 at 8%	$50,000	$50,000
A debenture payable of $52,000 to Dewey L. Williams and the Dewey L. Williams Profit Sharing Plan & Trust, maturing on May 13, 2011 at 8%. On June 13, 2011 this debenture and accrued interest was converted into 1,251,316 shares of our common stock.	-	52,000
A debenture payable to Dewey Williams, maturing on June 8, 2011 at 10%. On June 13, 2011 this debenture and accrued interest was converted into 22,077 shares of our common stock.	-	3,000
A convertible debenture payable to Richard Newberg maturing on February 3, 2012 at 10%. On June 30, 2011 this debenture and accrued interest were converted into 71,267 shares of our common stock.	-	10,000
Total convertible debentures	$50,000	$115,000
Discount on debentures	-	(6,458)
Debentures (net)	$50,000	$108,542
Total Loans, notes and debentures	$65,000	$509,952

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2011 and 2010, $6,458 and $50,854, respectively, were recognized for the accretion of beneficial conversion feature note discounts.

Additionally, we recognized losses on conversions of debt that was not initially convertible and subsequently converted at a discount, of $0 and $99,890 respectively for the years ended December 31, 2011 and 2010.

Note D– Stock Based Compensation

As part of certain employment agreements we issue stock options. These are generally approved by the Board of Directors. The exercise price is set by the average closing price of our stock the ten days prior to approval and the grant date fair value is estimated using a Black Scholes pricing model with the following assumptions:

Volatility                                             = 225%
Expected term        = 3 years
Dividend yield                                   = 0
Risk free rate                                      = .30%

The following table represents the option activity for the periods presented;

Number of Options
Outstanding at 1/1/10	202,652
Granted	258,180
Exercised	-
(Forfeited/expired)	-
Outstanding at 12/31/10	460,832
Granted	-
Exercised	-
(Forfeited/expired)	(50,632)
Balance 12/31/11	410,200

During the years ended December 31, 2011 and December 31, 2010 we recognized stock based compensation of $0 and $44,634 respectively  which is included in our General and administrative expenses. As of December 31, 2011 all of the options are vested and exercisable with a weighted average exercise price of $.43 and remaining terms between 2 weeks and 19 months. The total intrinsic value of the options outstanding as of December 31, 2011 is $0.

Stock Compensation Plans
At a special meeting of shareholders held on March 23, 2010 the Company’s shareholders approved the Golden Eagle International, Inc. Revised 2009 Equity Incentive Plan (“Plan”).  As of December 31, 2011 there were no plan awards granted under the Plan.

Note E – Stockholders’ Equity

Effective April 28, 2010, we implemented the previously approved 500-for-1 reverse stock split.  All share amounts included in this report have been retroactively adjusted accordingly.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Common Stock
During the year ended December 31, 2011 we issued a total of 1,444,660 shares of our common stock valued at $111,888 for the settlement of certain notes payable and interest.

Additionally, we issued 24,706 shares of common stock for services at a price of $0.17 per share for  total consideration of $4,200.

Also during 2011, we issued 3,820,233 shares of common stock upon the conversion of one share of Series C preferred stock (convertible at a ratio 975,493 shares of common stock for each share of Series C preferred) and 568,948 shares of our Series D Preferred Stock (convertible at a ratio of 5 shares of common stock for each share of Series D preferred).

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

(iii)	one share of Series C Preferred Stock has been authorized and issued, and redeemed. There are no shares of Series C shares outstanding

(iv)	999,000 shares of Series D Convertible Preferred Stock have been authorized, of which 793,849 shares of Series D Preferred Stock were issued and redeemed. There are no Series D shares outstanding.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Note F – Related Party Transactions

At December 31, 2010, Mr. Turner owed us $96,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $96,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During each of 2010 and 2011, Mr. Turner waived $60,000 of unpaid accrued salary. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.  As of December 31, 2011 and 2010 this arrangement resulted in a net zero balance.

Our officers and directors made the following loans to the company during 2010.

2010	Additions	Payments	Balance
Tracy Madsen(A)	$61,050	$(61,050)	$-

(A)	Loans from Mr. Madsen were made from Avcon Services, Inc., a company owned and controlled by him. Avcon Services, Inc. was paid $0 and $23,182 in interest during 2011 and 2010, respectively.

During 2011 there were no loans made by officers or directors to the company.

Deferred salary
As of December 31, 2011 and 2010 we owed the following officers accrued compensation.

Officer Deferred Compensation	Position	2011	2010
Terry C. Turner	Chief Executive Officer	$-	$42,800
Total		$-	$42,800

As of December 31, 2010, we had accrued $18,044 in interest on unpaid past due wages that was due to Terry Turner. All deferred wages owed to Mr. Turner were paid during 2011 with the exception of unpaid accrued salary described in the first paragraph of this section.

Note G – Income Taxes

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets and valuation allowance at December 31, 2011 and 2010, respectively are as follows:

	For the Years Ended December 31,
Deferred tax assets:	2011	2010

Unexercised stock options	$38,000	$43,000
Net operating loss carry forward	6,049,000	5,248,000
Valuation allowance	(6,087,000)	(5,291,000)
	$-	$-

The components of income tax expense for years-ended December 31, 2011 and 2010 respectively are as follows:

	2011	2010

Current Federal tax	$-	$-
Current State tax	-	-
Change in current year NOL (benefit)	(796,000)	(244,000)
True-up of prior year NOL (benefit)	-	(662,000)
Change in valuation allowance	796,000	906,000
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $17,904,000 and $16,371,000 at December 31, 2011 and 2010, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years-ended December 31, 2011 and 2010, respectively as follows:

	For the Years Ended December 31,
	2011	2010

Provision at US statutory rate of 34%	$799,000	$1,037,000
Permanent differences	(1,595,000)	(1,281,000)
True-up of prior year NOL	-	(662,000)
Increase in valuation allowance	796,000	906,000
Ending Balance	$-	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2011 the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009 through 2011.