Form 10-Q
period 2012-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2012-05-11
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

March 31, 2012

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

At May 7, 2012, there were 14,625,044 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended  March 31, 2012 are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-5 following the signature page.

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

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, including those set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.  Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

We are under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview; Plan of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

A.            Assets and Operations

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

B.           Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through March 31, 2012, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

C.	Cash and Marketable Securities

During the three months ended March 31, 2012 we sold 277,595 YNG shares for $105,751, resulting in our ownership at March 31, 2012 of 1,289,905 YNG shares.  The market price of YNG stock declined to $0.324 per share as of March 31, 2012 (as compared to the $0.576 per share valuation at the date of the settlement).  We expect to sell the shares over time as market conditions permit and as necessary to allow us to meet our financial obligations.   We have an obligation to a third party and a separate obligation to one of our officers to pay the third party 50,400 shares of YNG which were earned as part of a commission agreement and which are included in our accounts payable.  Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at March 31, 2012, the Company does not intend to engage in, and does not believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

Liquidity and capital resources

Until the completion of the YNG settlement described above, our working capital deficit and lack of liquidity for at least the preceding five years limited our ability to fund our operations and fully pursue our business plan.  The YNG settlement and the sale of our Bolivian assets resulted in our ability to repay our current obligations and created positive working capital.  The following table sets forth our working capital position at March 31, 2012 as compared to December 31, 2011.

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$78,032	$118,835
Marketable securities*	430,630	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	7,797	6,744
Current Assets (Total)	517,560	585,504
Current Liabilities	(144,678)	(129,978)
Working Capital	$372,882	$455,526

* We held 1,567,500 YNG shares (valued at $0.242 per share) at December 31, 2011, and 1,289,905 YNG shares (valued at $0.324 per share) at March 31, 2012.

Our current liabilities as of March 31, 2012 totaled $144,678 compared to $129,978 as o f December 31, 2011.  Our working capital decreased at March 31, 2012 by approximately $82,644 from December 31, 2011.  The statement of cash flows indicates that this derived from a use of $145,618 in operating activities and was offset  by $104,815 received from the sale of the YNG shares.

Because we have no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act. Inasmuch as we have no revenues other than nominal amounts of interest, we can expect our working capital and available cash and other liquid assets to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations.  Although we expect to be able to use our cash on hand and the proceeds from potential sales of our marketable securities to be sufficient to satisfy our basic corporate needs through the remainder of fiscal 2012, such resources are not sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Results of Operations

Three Months Ended March 31, 2012

The following sets forth certain information regarding our results of operations for the three-month period ended March 31, 2012, compared with the same period in 2011.

Revenue and Production Costs. We had no revenues from operations during the three--months ended March 31, 2012 and the three month period ended March 31, 2011.

General and administrative expenses. General and administrative expenses for the three-month period ended March 31, 2012 decreased by $56,606 to $172,968 from $229,574 during the same 2011 period.  This decrease was primarily the result of decreased wages.  We expect these expenses to remain relatively flat until we increase our current business activity.

Interest Expense.  Interest expense for the three-month period ended March 31, 2012, decreased by $36,818 to $1,296, from $38,114 during the same 2011 period The decrease was primarily the result of the payoff of debt with the proceeds from our legal settlement with YNG. We anticipate that interest expense will continue to decline or remain low as we convert or payoff the last remaining debt.

Loss on sale of securities.  During the three-month period ended March 31, 2012 we sold 277,595 shares of YNG common stock at prices ranging from $.40 per share to $.30 per share.  The sale of shares resulted in a loss of $55,079 during the period (because these sales were at market prices less than our basis through the settlement with YNG). We generated net cash of $104,815 from the sale of these shares.

Off balance sheet arrangements

None

Critical Accounting Policies

There were no accounting standards adopted during the three months ended March 31, 2012 that had a material impact on our consolidated financial statements.  Based on our current operations, our management believes there are no significant accounting policies that require significant judgment or estimation.

Item 4.                      Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2012 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2011 on Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2012.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any on-going litigation that is likely to have a material impact on our financial position, results of operations, or cash flows.

Item 1A Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered sales of equity securities and use of proceeds.

We issued no shares of our common stock during the quarter ended March 31, 2012, or subsequently.

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

GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle)

May 11, 2012	/s/ Terry C. Turner Terry C. Turner President and Principal Executive Officer

May 11, 2012	/s/ Tracy A. Madsen Tracy A. Madsen Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$78,032	$118,835
Marketable securities	430,630	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	7,797	6,744
Total current assets	517,560	585,504

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment	9,204	9,204
	3,989,204	3,989,204
Less accumulated depreciation	(9,204)	(9,153)
Total property and equipment	3,980,000	3,980,051

Total Assets	$4,497,560	$4,565,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,646	$43,244
Notes payable	15,000	15,000
Debentures (net)	50,000	50,000
Accrued interest payable	23,031	21,734
Total current liabilities	144,678	129,978

Total Liabilities	144,678	129,978

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY	800	800
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 80,000 and 648,887 issued and outstanding

Common stock, par value $.0001 per share; 2,000,000,000 authorized shares; 14,625,044 and 9,335,445 issued and outstanding shares, respectively	1,462	1,462

Additional paid-in capital	64,352,063	64,337,063
Accumulated (deficit)	(59,689,087)	(59,459,693)
Accumulated other comprehensive income (loss)	(312,355)	(444,055)
Total stockholders' equity	4,352,883	4,435,577
Total Liabilities and Stockholder's Equity	$4,497,560	$4,565,555

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income
For the Three Months Ended

	March 31,	March 31,
	2012	2011

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	-	3,638
General and administration	172,968	229,574
Depreciation and depletion	51	51

Total operating expenses	173,019	233,263

OPERATING (LOSS)	(173,019)	(233,263)

OTHER INCOME (EXPENSE)
Interest expense	(1,296)	(38,114)
Loss on sale of securities	(55,079)	(6,458)

Total other (expense)	(56,375)	(44,572)

Loss before income taxes	(229,394)	(277,835)
Income taxes	-	-
Net Loss	(229,394)	(277,835)

Basic and diluted gain (loss) per share on continuing operations	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	14,625,044	9,339,993

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	131,700	(378,000)
NET COMPREHENSIVE INCOME (LOSS)	$(97,694)	$(655,835)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(229,394)	$(277,835)
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	15,000	15,000
Stock issued for services	-	4,200
Depreciation	51	51
Accretion of note discount	-	6,458
Loss on sale of marketable securities	55,079	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(1,053)	-
Increase (decrease) in deferred wages	-	(51,782)
Increase (decrease) in accounts payable	13,402	(22,572)
Increase (decrease) in accrued interest	1,297	(406,733)

Net cash flows (used by) operating activities	(145,618)	(733,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	104,815	-
Net cash flows provided by investing activities	104,815	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-	(53,000)

Net cash flows (used in) provided by financing activities	-	(53,000)

NET CHANGE IN CASH	(40,803)	(786,213)

CASH - BEGINNING OF PERIOD	118,835	1,670,949
CASH - END OF PERIOD	$78,032	$884,736

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for
Interest	$-	$426,804
Income taxes	-	-

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Our actual results could differ materially from these estimates. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2011.

Note B - Organization and Nature of Business

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through March 31, 2012 we have not recognized any impairment on the Mill.

Note C – Notes Payable

A summary of our notes payable as of March 31, 2012 and related changes for the three-months ended March 31, 2012 are as follows:

Type	Balance January 1, 2012	Additions	Payments and Conversions	Beneficial Conversion Feature Discount	Carrying value at March 31, 2012	Interest accrued interest
Total other notes payable	$15,000	$-	$-	$-	$15,000	$8,127

Debentures	$50,000	$-	$-	$-	$50,000	$14,904

Total debt	$65,000	$-	$-	$-	$65,000	$23,031

During the three months ended March 31, 2012 we recognized $1,296 of interest expense. All of the above notes payable are classified as current.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note D – Recent Accounting Pronouncements

There are no recently issued accounting pronouncement that are expected to have a material impact on our financial position, results of operations, or cash flows.

Note E –  Marketable Securities

As part of our settlement with YNG, we received 2,000,000 restricted common shares of YNG with an initial fair value of $1,152,000 (utilizing the sale price quoted on the Toronto Stock Exchange of $.576 a Level 1 input).  We have classified the shares as available for sale.

During the three-month period ended March 31, 2012 we sold 277,595 shares of YNG common stock at prices ranging from $.40 per share to $.30 per share.  The sale of shares resulted in a realized loss of $55,079 during the period. We generated net cash of $104,815  from the sale of these shares.

As of March 31, 2012, we had 1,239,505 shares available for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of March 31, 2012, the market price for YNG shares was $.324.