Form 10-Q
period 2012-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2012-07-31
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2012

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
                                                               |_| Yes  |X|  No

At July 18, 2012, there were 23,366,328 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three and six months ended  June 30, 2012, are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-5 following the signature page.

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

A.            Assets and Operations

The Gold Bar Mill.

In 2004, we purchased the 3,500 to 4,500 ton-per-day (“tpd”) Gold Bar CIP gold mill (the “Gold Bar Mill” or the “Mill”) located 25 miles northwest of Eureka, Nevada.  Initially, our plan was to disassemble the Gold Bar Mill and transport it to Bolivia to be reconstructed on our former A Zone project in eastern Bolivia. However, for various reasons we determined that the best course of action with regards to the Gold Bar Mill was to leave it in place and explore other options related to the Mill in Nevada. The Mill was not in operation when we acquired it, and it has not been in operation during our period of ownership.  At the present time, the Gold Bar Mill is our only material capital asset.  The Mill is currently listed on our balance sheet at a cost of $3,980,000. We continually evaluate this asset to determine if it requires impairment or an adjustment. Based on the valuation reports which we have received and the interest that has been shown by various parties for the Mill, we believe that the Mill has a value in excess of the book value on our balance sheet.

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

B.           Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through June 30, 2012, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

C.	Cash and Marketable Securities

As of June 30, 2012 we held 1,112,405 shares of Yukon-Nevada Gold (“YNG”) common stock.  The market price of YNG stock declined to $0.327 per share as of June 30, 2012 with a total value of $363,756.

We expect to sell the shares over time as market conditions permit and as necessary to allow us to meet our financial obligations. Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at June 30, 2012, the Company does not intend to engage in, and does not believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

Liquidity and capital resources

Until the completion of the YNG settlement described above, our working capital deficit and lack of liquidity for at least the preceding five years limited our ability to fund our operations and fully pursue our business plan.  The YNG settlement and the sale of our Bolivian assets resulted in our ability to repay our current obligations and created positive working capital.  The following table sets forth our working capital position at June 30, 2012 as compared to December 31, 2011.

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$39,132	$118,835
Marketable securities*	363,756	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	725	6,744
Current Assets (Total)	404,713	585,504
Current Liabilities	(7,405)	(129,978)
Working Capital	$397,308	$455,526

* We held 1,567,500 YNG shares (valued at $0.242 per share) at December 31, 2011, and 1,112,405 YNG shares (valued at $0.327 per share) at June 30, 2012.

Our current liabilities as of June 30, 2012, totaled $7,405 compared to $129,978 as of December 31, 2011.  Our working capital decreased at June 30, 2012, by  $58,218 from December 31, 2011 to $397,308 from $455,526.  The statement of cash flows indicates that this derived from a use of $276,646 in operating activities and was offset by $130,779 received from the sale of the YNG shares and $66,163 through the sale of our common shares for cash in a private placement.

Because we have no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act. Inasmuch as we have no revenues, we can expect our working capital and available cash and other liquid assets to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations.  Although we expect to be able to use our cash on hand and the proceeds from potential sales of our marketable securities to be sufficient to satisfy our basic corporate needs through the remainder of fiscal 2012, such resources are not sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Results of Operations

Three and Six Months Ended June 30, 2012

The following sets forth certain information regarding our results of operations for the three and six month period ended June 30, 2012, compared with the same period in 2011.

Revenue and Production Costs. We had no revenues from operations during the three and six month periods ended June 30, 2012 and the three and six month periods ended June 30, 2011.

General and administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 2012 decreased by $56,855 to $152,824 and $113,461 to $325,792 during the respective 2012 periods from $209,679 and $439,253 respectively during the same 2011 periods.  This decrease was primarily the result of decreased wages, legal expenses and additional cost cutting of general and administrative expenses.  We expect these expenses to remain relatively flat or continue to decrease until if and when we increase our current business activity.

Interest Expense.  Interest expense for the three and six month periods ended June 30, 2012, decreased by $9,279 to 869 and  $46,088 to $2,165 for the respective 2012 periods, from $10,139 and $48,253 respectively during the same 2011 periods. The decrease was primarily the result of the payoff of all remaining debt of the company with the proceeds from our legal settlement with YNG and through the issuance of our restricted common stock. We anticipate that interest expense will continue to decline or remain low as we have retired our remaining debt.

Loss on debt extinguishment.  During the three month period ended June 30, 2012 we recorded a loss on debt extinguishment of $65,207. We had no loss during the three or six month period 2011. This loss during the three month period ended June 30, 2012 resulted from the conversion of our last remaining debt of $83,837, which included principal of $65,000 and accrued interest of $18,837.

Since we converted the note at an approximate 50% discount to the market price on the date of conversion, we recognized a loss on debt extinguishment which represents the difference between the reacquisition price as determined by the estimated fair value of the common stock and the net carrying amount of the notes and accrued interest.

Loss on sale of securities.  During the six months  ended June30, 2012 we sold a total of 455,095 shares of YNG common stock at prices ranging from $.4236 per share to $.265 per share.  Additionally, during the three month period ended June 30, 2012 we distributed 87,500 shares of YNG for previous obligations and for services at prices ranging from $.576 to $.278 per share. The sale and distribution of shares resulted in a cumulative realized loss of $92,012 through June 30, 2012. We expect to continue to liquidate these securities as our liquidity needs require.

Off balance sheet arrangements

None

Critical Accounting Policies

As of June 30, 2012 we did not have any accounting policies or practices that require significant judgment or estimation by our management.

Item 4. Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2012 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2011 on Form 10-K along with no material changes in controls, our disclosure controls and procedures were not effective as of June 30, 2012.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We issued the following shares of our common stock during the quarter ended June 30, 2012 that have not been previously disclosed.

On June 5, 2012, we issued 407,950 shares of our restricted common stock to Tracy A. Madsen our Chief Financial Officer as bonus valued at $14,686. The issuance was completed at a price of $0.036 per share which of the previous 10 day average market closing price for our shares. We relied on the exemptions from registration provided in Sections 3(a)(9), 4(2) and 4(5) of the Securities Act for this issuance because the issuance was an exchange with an existing security holder, did not involve a public offering and was made without general solicitation or advertising.  The investor previously represented to us that he is an “accredited investor”, and that he acquired the restricted common stock for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5. Other Information

Subsequent events

On July 27, 2012, our Board of Directors terminated Terry C. Turner, without cause, and appointed Tracy A. Madsen as the Company’s President and Chief Executive Officer.  Mr. Turner will remain as Chairman of the Board of Directors.  Mr. Madsen has served as the Company’s Chief Financial Officer, Secretary and Treasurer since February 13, 2003 and as the Vice President US Administration since November 12, 2003.  Mr. Madsen will remain in those positions as well as act as the Company’s President and CEO.

On July 27, 2012, in accordance with the termination of Terry C. Turner as the Company’s President and Chief Executive Officer, the Company executed a Promissory Note and Security Agreement in the amount of $350,000 in favor of Mr. Turner.  Mr. Turner agreed to accept the Promissory Note in lieu of payment of severance due to him within 60 days after his termination.  The Promissory Note matures on July 27, 2013 and is subject to acceleration upon the occurrence of certain events listed therein.  The Promissory Note is secured by the Company’s Gold Bar Mill property located in Eureka, Nevada.

On July 27, 2012, upon appointment of Tracy A. Madsen, the Board and Mr. Madsen entered into an amendment to Mr. Madsen’s Executive Employment Agreement, dated October 7, 2009, revising the positions held by Mr. Madsen, increasing his salary and extending the term.

On July 27, 2012, our Board of Directors accepted the resignations of Harlan M. DeLozier II and Alvero Riveros Tejada as directors of the Company. In their resignations, neither Mr. DeLozier or Riveros expressed any disagreement with management or disclosure issues.

On July 27, 2012, our Board of Directors appointed Mr. Madsen and Mark A. Bogani as directors of the Company.  Mr. Bogani is the Manager of Gulf Coast Capital, LLC. Gulf Coast has recently increased its shareholdings of the Company to 42.75% of the outstanding stock of the Company.

Item 6. Exhibits:

Exhibits required by Item 601 of Regulation S-K:

31.          Certifications pursuant to Rule 13a-14(a)
31.1           Certification of the Chief Executive Officer and Chief Financial Officer

32.          Certifications pursuant to 18 U.S.C. §1350.
32.1           Certification of the Chief Executive Officer and Chief Financial Officer

101          Interactive Data Files required by Rule 405 of Regulation ST, and Item 601(101) of Regulation SK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

July 31, 2012	/s/ Tracy A. Madsen
Tracy A. Madsen
President, Principal Executive Officer and Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets
	(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$39,132	$118,835
Marketable securities	363,756	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	725	6,744
Total current assets	404,713	585,504

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment, net	-	51
Total property and equipment	3,980,000	3,980,051

Total Assets	$4,384,713	$4,565,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,341	$43,244
Notes payable	-	15,000
Debentures (net)	-	50,000
Accrued interest payable	5,063	21,734
Total current liabilities	7,405	129,978

Total Liabilities	7,405	129,978

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 and 14,625,044 issued and outstanding shares, respectively	2,336	1,462
Additional paid-in capital	64,596,082	64,337,063
Accumulated (deficit)	(59,944,921)	(59,459,693)
Accumulated other comprehensive income (loss)	(276,989)	(444,055)
Total stockholders' equity	4,377,308	4,435,577
Total Liabilities and Stockholder's Equity	$4,384,713	$4,565,555

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Six Months Ended
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration and development	-	5,906	-	9,544
General and administration	152,824	209,679	325,792	439,253
Depreciation and depletion	-	51	51	102

Total operating expenses	152,824	215,636	325,843	448,899

OPERATING (LOSS)	(152,824)	(215,636)	(325,843)	(448,899)

OTHER INCOME (EXPENSE)
Interest expense	(869)	(10,139)	(2,165)	(48,253)
Accretion of note discount	-	-	-	(6,458)
Loss on debt extinguishment	(65,207)	-	(65,207)	-
Gain (Loss) on sale of securities	(36,933)	(12,016)	(92,012)	(12,016)

Total other (expense)	(103,009)	(22,155)	(159,384)	(66,727)

Loss before income taxes	(255,833)	(237,791)	(485,228)	(515,626)
Income taxes	-	-	-	-
Net Loss	(255,833)	(237,791)	(485,228)	(515,626)

Basic and diluted gain (loss) per share on continuing operations	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding - basic and diluted	17,026,496	9,723,979	15,185,986	10,456,464

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	35,366	(479,560)	167,066	(857,560)
NET COMPREHENSIVE INCOME (LOSS)	$(220,467)	$(717,351)	$(318,162)	$(1,373,186)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(485,228)	$(515,626)
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	30,000	30,000
Stock issued for services	25,000	4,200
Loss on debt extinguishment	65,207	-
Depreciation	51	102
Accretion of note discount	-	6,458
Loss on sale of marketable securities	92,012	12,016
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,019	(9,514)
Increase (decrease) in deferred wages	-	(51,782)
Increase (decrease) in accounts payable	(11,873)	(11,189)
Increase (decrease) in accrued interest	2,166	(434,523)

Net cash flows (used by) operating activities	(276,646)	(969,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	130,780	68,685
Net cash flows provided by investing activities	130,780	68,685

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	66,163
Repayments of notes payable	-	(386,410)

Net cash flows (used in) provided by financing activities	66,163	(386,410)

NET CHANGE IN CASH	(79,703)	(1,287,583)

CASH - BEGINNING OF PERIOD	118,835	1,670,949
CASH - END OF PERIOD	$39,132	$383,366

SUPPLEMENTAL CASH FLOW INFORMATION

Preferred and common stock issued for debt	83,837	80,368

Cash paid for
Interest	$-	$464,733
Income taxes	-	-

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

Note B - Organization and Nature of Business

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through June 30, 2012 we have not recognized any impairment on the Mill.

Note C – Notes Payable

On May 1, 2012 we were notified by Gulf Coast Capital, LLC that they had purchased and caused to be assigned a $50,000 convertible debenture from The John Saunders Trust that originally purchased the same from us on July 7, 2008, plus $15,572 in interest. Additionally, we were notified that Gulf Coast had purchased and caused to be assigned a note payable to John Saunders in the amount $15,000  plus accrued interest in the amount of $3,265. On May 21, 2012 we received a demand letter requiring full payment by May 31, 2012 of the $50,000 debenture and the $15,000 note, plus accrued interest, now owned by Gulf Coast.

By means of a subscription agreement between Gulf Coast and us dated May 31, 2012, we have agreed to retire the last remaining debt of the company by exchanging this debt for 4,657,626 shares of our restricted common stock at a negotiated a price of $.018 per share, or 50% of the average closing price for the last 10-day period.  Following the conversion of this debt into our restricted common stock we have no other debt outstanding with the exception of $5,063 in accrued interest.

Since we converted the note at an approximate 50% discount to the market price on the date of conversion, we recognized a loss on debt extinguishment totaling $65,207 which represents the difference between the reacquisition price as determined by the estimated fair value of the common stock and the net carrying amount of the notes and accrued interest.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and six months ended June 30, 2012 we recognized $869 and $2,165 respectively of interest expense.

Note D – Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on our financial position, results of operations, or cash flows.

Note E –  Marketable Securities

As part of our settlement with YNG, we received 2,000,000 restricted common shares of YNG with an initial fair value of $1,152,000 (utilizing the sale price quoted on the Toronto Stock Exchange of $.576 a Level 1 input).  We have classified the shares as available for sale.

Through the six months  ended June 30, 2012 we sold a total of 455,095 YNG shares for total proceeds of $130,780. Additionally, we  distributed 43,400 shares of YNG stock during the three months ended June 30, 2012 to Blane Wilson, a former officer of the Company, for final payment of commissions payable to him related to our Jerritt Canyon operations.  Additionally,  we transferred 37,100 shares of YNG stock to Tracy A. Madsen, our Chief Financial Officer as part of his annual bonus. These shares were valued at $10,314.

As of June 30, 2012, we had 1,112,405 shares available for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of June 30, 2012, the market price for YNG shares was $.327.

Note F –  Subsequent Events

On July 27, 2012, our Board of Directors terminated Terry C. Turner, without cause, and appointed Tracy A. Madsen as the Company’s President and Chief Executive Officer.  Mr. Turner will remain as Chairman of the Board of Directors.  Mr. Madsen has served as the Company’s Chief Financial Officer, Secretary and Treasurer since February 13, 2003 and as the Vice President US Administration since November 12, 2003.  Mr. Madsen will remain in those positions as well as act as the Company’s President and CEO.

On July 27, 2012, in accordance with the termination of Terry C. Turner as the Company’s President and Chief Executive Officer, the Company executed a Promissory Note and Security Agreement in the amount of $350,000 in favor of Mr. Turner.  Mr. Turner agreed to accept the Promissory Note in lieu of payment of severance due to him within 60 days after his termination.  The Promissory Note matures on July 27, 2013 and is subject to acceleration upon the occurrence of certain events listed therein.  The Promissory Note is secured by the Company’s Gold Bar Mill property located in Eureka, Nevada.

On July 27, 2012, upon appointment of Tracy A. Madsen, the Board and Mr. Madsen entered into an amendment to Mr. Madsen’s Executive Employment Agreement, dated October 7, 2009, revising the positions held by Mr. Madsen, increasing his salary and extending the term.

Golden Eagle International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 27, 2012, our Board of Directors accepted the resignations of Harlan M. DeLozier II and Alvero Riveros Tejada as directors of the Company. In their resignations, neither Mr. DeLozier or Riveros expressed any disagreement with management or disclosure issues.

On July 27, 2012, our Board of Directors appointed Mr. Madsen and Mark A. Bogani as directors of the Company.  Mr. Bogani is the Manager of Gulf Coast Capital, LLC. Gulf Coast has recently increased its shareholdings of the Company to 42.75% of the outstanding stock of the Company.