Form 10-Q
period 2012-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2012-11-14
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2012

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
|_| Yes  |X|  No

At  November 6, 2012, there were 23,366,328 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three and six months ended  September 30, 2012, are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-5 following the signature page.

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

B.           Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through September 30, 2012, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

C.   Cash and Marketable Securities

As of September 30, 2012 we held 994,705 shares of Yukon-Nevada Gold (“YNG”) common stock.  The market price of YNG stock declined to $0.294 per share as of June 30, 2012 with a total market value of $292,443. As  a subsequent event, on October 5, 2012, Yukon Nevada Gold Corp. announced that it would commence trading on the Toronto Stock Exchange under the name Veris Gold Corp. with the symbol VG at start of market on October 9. Additionally, on that same date, Yukon Nevada Gold Corp. instituted a 10 for 1 reverse split of its common shares.

 We expect to sell the shares over time as market conditions permit and as necessary to allow us to meet our financial obligations. Although the YNG common stock we acquired as part of the YNG settlement constitutes a significant asset on our balance sheet at September 30, 2012, the Company does not intend to engage in, and does not believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies.  Instead (as noted above) the Company is focused on executing upon business opportunities with respect to its primary asset – the Gold Bar Mill.

Liquidity and capital resources

Until the completion of the YNG settlement described above, our working capital deficit and lack of liquidity for at least the preceding five years limited our ability to fund our operations and fully pursue our business plan.  The YNG settlement and the sale of our Bolivian assets resulted in our ability to repay our current obligations and created positive working capital.  The following table sets forth our working capital position at September 30, 2012 as compared to December 31, 2011.

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$9,323	$118,835
Marketable securities*	292,443	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	-	6,744
Current Assets (Total)	302,867	585,504
Current Liabilities	(384,226)	(129,978)
Working Capital / (Deficit)	$(81,359)	$455,526

* We held 1,567,500 YNG shares (valued at $0.242 per share) at December 31, 2011, and 994,705 YNG shares (valued at $0.294 per share) at September 30, 2012.

Our current liabilities as of September 30, 2012, totaled $384,226 compared to $129,978 as of December 31, 2011.  Our working capital decreased at September 30, 2012, by $536,885 from December 31, 2011 to a deficit of $(81,359) from $455,526.  The statement of cash flows indicates that this derived from a use of $689,824  in operating activities and was offset by $164,149 received from the sale of the YNG shares and $66,163 through the sale of our common shares for cash in a private placement.

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

Results of Operations

Three and Nine Months Ended September 30, 2012

The following sets forth certain information regarding our results of operations for the three and nine month period ended September 30, 2012, compared with the same period in 2011.

Revenue and Production Costs. We had no revenues from operations during the three and nine month periods ended September 30, 2012 and the three and nine month periods ended September 30, 2011.

General and administrative expenses. General and administrative expenses for the three and nine month periods ended September 30, 2012 decreased by $129,442 to $92,523 and $242,903 to $418,315 during the respective 2012 periods  from $221,965 and $661,218 respectively during the same 2011 periods. This decrease was primarily the result of a decrease in wages resulting from the departure of Terry Turner our previous Chief Executive Officer.  We anticipate that these costs will continue to decrease or remain flat during the fourth quarter of 2012 and beyond  until  we increase our current business activity.  We are currently unable to determine if and when such business activities will materially increase.

Severance expenses. During the three months ended September 30, 2012, we accrued a $350,000 severance expense. This increase was primarily the result of a severance expense payable to Terry C. Turner related to his departure as the company's Chief Executive Officer without cause.  This was a onetime charge that is payable to Mr. Turner.

Interest Expense.  Interest expense for the three and nine month periods ended September  30, 2012, increased by $3,676 to $4,987 and decreased by  $42,412 to $7,152. The increase for the three month period ending September 30, 2012 was the result of interest on the new note payable to Terry Turner for severance fees and the overall decrease for the nine month period was primarily the result of the payoff of all remaining debt of the company with the proceeds from our legal settlement with YNG and through the issuance of our restricted common stock. We anticipate that interest expense will remain at the current rates as we have retired significant portions of our previously outstanding  debt.

Loss on debt extinguishment.  During the nine month period ended September 30, 2012 we recorded a loss on debt extinguishment of $65,207. We had no loss during the three or nine month period 2011. This loss during the nine month period ended September 30, 2012 resulted from the conversion of our last remaining debt of $83, 837,during the second quarter, which included principal of $65,000 and accrued interest of $18,837. Since we converted the note at an approximate 50% discount to the market price on the date of conversion, we recognized a loss on debt extinguishment which represents the difference between the reacquisition price as determined by the estimated fair value of the common stock and the net carrying amount of the notes and accrued interest.

Loss on sale of securities.  During the nine months ended September 30, 2012, we sold a total of 572,795 shares of YNG common stock at prices ranging from $.424 per share to $.265 per share.  Additionally, during the nine month period ended September 30, 2012 we distributed 87,500 shares of YNG for previous obligations and for services at prices ranging from $.576 to $.278 per share. The sale and distribution of shares resulted in a cumulative realized loss of $126,436 through September 30, 2012. We expect to continue to sell these securities as our liquidity needs require.

Off balance sheet arrangements

None

Critical Accounting Policies

As of September 30, 2012 we did not have any accounting policies or practices that require significant judgment or estimation by our management.

Item 4.  Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2012 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2011 on Form 10-K along with no material changes in controls, our disclosure controls and procedures were not effective as of September 30, 2012.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We issued no additional shares of our common stock that have not been previously reported.

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

November 14, 2012	/s/ Tracy A. Madsen
Tracy A. Madsen
President, Principal Executive Officer and
Principal Accounting Officer

Golden Eagle International, Inc.
Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$9,323	$118,835
Marketable securities	292,443	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	-	6,744
Total current assets	302,867	585,504

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment, net	-	51
Total property and equipment	3,980,000	3,980,051

Total Assets	$4,282,867	$4,565,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,177	$43,244
Notes payable	350,000	15,000
Debentures (net)	-	50,000
Accrued interest payable	10,050	21,734
Total current liabilities	384,226	129,978

Total Liabilities	384,226	129,978

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 and 14,625,044 issued and outstanding shares, respectively	2,336	1,462
Additional paid-in capital	64,602,865	64,337,063
Accumulated (deficit)	(60,426,854)	(59,459,693)
Accumulated other comprehensive income (loss)	(280,506)	(444,055)
Total stockholders' equity	3,898,641	4,435,577
Total Liabilities and Stockholder's Equity	$4,282,867	$4,565,555

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)
For the Three and Nine Months Ended
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Exploration and development	-	3,889	-	13,432
General and administration	92,523	221,965	418,315	661,218
Severance	350,000	-	350,000	-
Depreciation and depletion	-	51	51	154

Total operating expenses	442,523	225,905	768,366	674,804

OPERATING (LOSS)	(442,523)	(225,905)	(768,366)	(674,804)

OTHER INCOME (EXPENSE)
Interest expense	(4,987)	(1,311)	(7,152)	(49,564)
Accretion of note discount	-	-	-	(6,458)
Loss on debt extinguishment	-	-	(65,207)	-
Gain (Loss) on sale of securities	(34,424)	(21,483)	(126,436)	(33,499)

Total other (expense)	(39,411)	(22,794)	(198,795)	(89,521)

Loss before income taxes	(481,934)	(248,699)	(967,161)	(764,325)
Income taxes	-	-	-	-
Net Loss	(481,934)	(248,699)	(967,161)	(764,325)

Basic and diluted gain (loss) per share on continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted average shares outstanding - basic and diluted	23,366,328	14,525,044	16,368,796	11,827,561

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	35,366	(216,840)	163,549	(1,074,400)
NET COMPREHENSIVE INCOME (LOSS)	$(446,568)	$(465,539)	$(803,611)	$(1,838,725)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(967,161)	$(764,325)
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	36,783	45,000
Stock issued for services	25,000	4,200
Stock issued for interest	-	15,368
Loss on debt extinguishment	65,207	-
Depreciation	51	154
Accretion of note discount	-	6,458
Loss on sale of marketable securities	126,436	33,499
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,744	(8,597)
Increase (decrease) in deferred wages	-	(51,782)
Increase (decrease) in accounts payable	9,963	(12,859)
Increase (decrease) in accrued interest	7,153	(448,581)

Net cash flows (used by) operating activities	(689,824)	(1,181,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	164,149	168,161
Net cash flows provided by investing activities	164,149	168,161

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	66,163
Promissory note in lieu of severance payment	350,000
Repayments of notes payable	-	(386,410)

Net cash flows (used in) provided by financing activities	416,163	(386,410)

NET CHANGE IN CASH	(109,512)	(1,399,714)

CASH - BEGINNING OF PERIOD	118,835	1,670,949
CASH - END OF PERIOD	$9,323	$271,235

SUPPLEMENTAL CASH FLOW INFORMATION

Preferred and common stock issued for debt	83,837	65,000

Cash paid for
Interest	$-	$464,733
Income taxes	-	-

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

Note B – Organization and Nature of Business

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through September 30, 2012, we have not recognized any impairment on the Mill.

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

F-4

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

Following the conversion of the previously mentioned debt into our restricted common stock and the accrual of interest on the Terry Turner note we had $10,050 in accrued interest outstanding as of September 30, 2012.  During the three and nine months ended September 30, 2012 we recognized $4,987 and $7,152 respectively of interest expense.

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

Through the three and nine months ended September 30, 2012, we sold a total of 117,700 and 572,795 YNG shares for total proceeds of $33,369 and$164,149 respectively. Additionally, we  distributed 43,400 shares of YNG stock during the nine months ended September 30, 2012 to Blane Wilson, a former officer of the Company, for final payment of commissions payable to him related to our Jerritt Canyon operations.  Additionally, we transferred 37,100 shares of YNG stock to Tracy A. Madsen, our Chief Financial Officer as part of his annual bonus. These shares were valued at $10,314 on the date of transfer.

As of September 30, 2012, we had 994,705 shares available for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of September 30, 2012, the market price for YNG shares was $.294.

F-5