Form 10-K
period 2012-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2013-04-01
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - K

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2012.
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
Yes [ ]          No [X]

As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of Golden Eagle International, Inc. was approximately $515,832. This estimate is based on the last sale price per share of $0.06 on June 29, 2012, on the OTCBB, and 8,597,207 shares estimated to be held by non-affiliates.

The number of shares of the registrant's $.0001 par value common stock outstanding as of March 31, 2013 was 23,366,328.

Table of Contents

PART I
		Page No.
Item 1.	Business	4
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Removed and Reserved	9
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer	9
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	11
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 8.	Financial Statements and Supplementary Data	13
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 9A	Controls and Procedures	13
Item 9B.	Other Information	24
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	17
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	23
Item 14.	Principal Accountant Fees and Services	24
Part IV
Item 15.	Exhibits, Financial Statement Schedules	25

	Signatures	26

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

We are currently attempting to sell the mill for cash or stock or enter into a merger or joint venture arrangement. We have been actively trying to sell the mill for the past three years and we have been unsuccessful in our attempts thus far. While we believe there is value to the mill we can offer no guarantees that we will be able to find a buyer or joint venture/merger partner.  In the event that we do sell the mill we may distribute any proceeds from the sale to the shareholders as a cash dividend. We can offer no assurances however, that there will be sufficient cash remaining from a sale to offer a dividend. If we are unable to sell the mill or if we do sell the mill and issue a cash dividend, we may be forced to place the company in a dormant status under which scenario we may no longer file the required reports that enable our shares to be traded in the public market.

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

See additional discussion below contained in Item 1A – Risk Factors.

Employees

At December 31, 2012, we employed one employee, our Chief Executive Officer. Our full time employee works primarily in our corporate offices in Salt Lake City, Utah.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

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

Financial Risks

We have no business activities, and we can provide no assurance that we will be able to engage in any business activities before our limited remaining working capital is expended.   At the present time, the Company has no business operations, has a negative working capital of approximately $258,000, and is incurring a negative cash flow of approximately $25,000 per month (including salaries to its executive officer). This is lower than our monthly fee for 2012 as a result of a reduction of salary expenses and other general and administrative expenses and interest expense.  While management is continuing to conserve working capital where appropriate, given the inability to complete an arrangement with respect to the Gold Bar Mill and the volatility and illiquidity of the VG Shares, we cannot offer any assurance that the Company will be able to continue to meet its corporate obligations through the current fiscal year.  Since business combinations are frequently based on the availability of working capital, it is unlikely that we will be able to negotiate any business combination with any other entity.

A significant portion of our net worth and our working capital includes the value of a thinly traded and volatile security. Our balance sheet reflects the value of our 65,470 VG shares at $113,918 ($1.74 per share).  While this value is based on the market price of the VG Shares as reported on the Toronto Stock Exchange (the “TSX”), there can be no assurance that we would be able to receive this amount of money were we to attempt to sell our VG Shares.  The market for VG Shares on the TSX is volatile both in terms of price and volume, and there can be no assurance that we would recover the full amount set forth on our balance sheet were we to attempt to sell the VG Shares we hold.  The closing price on the TSX on March 14, 2013, was $1.62  (Cdn) ($1.62 U.S.).  We have, however, sold 134,530 shares of VG generating $479,689.  (On October 9, 2012, Yukon Nevada Gold Corp. commenced trading on the Toronto Stock Exchange under the name Veris Gold Corp. with the symbol VG. On that same date, Veris Gold Corp. instituted a 10 for 1 reverse split of its common shares. All numbers for Veris Gold  Corp./Yukon Nevada Gold Corp. in this document are based on a post reverse price and quantity).

A significant portion of our balance sheet reflects a $3,980,000 value of the Gold Bar Mill, a value that we may not be able to realize in the near future, if ever. We have held the Gold Bar Mill since 2004 when we originally acquired it.  It has been inactive since then.  Although over the years since then we have developed a number of plans with respect to its utilization, we have not been able to act on any of our plans.  Any use of the Gold Bar Mill will require the owner (either the Company or any purchaser or business partner) to expend a significant amount of money to rehabilitee the Mill to meet current standards.  Given our lack of working capital and success in dealing with the Gold Bar Mill over the past eight years, we cannot offer any assurance that we will be able to do so.  If we are unable to deal with the Gold Bar Mill before our capital is exhausted, we may lose the opportunity to do so at any time in the future because of the various corporate requirements (including shareholder approval) attendant to completing any such transaction.

Because the VG Shares constitute a significant Company asset, the Company could become subject to additional regulation.  The VG Shares represent the Company’s most significant asset (because of its liquidity as compared to the Gold Bar Mill) as of December 31, 2012 and subsequently.  In certain situations companies whose assets are in large part comprised of marketable securities can be subject to state and/or federal regulations, such as under Investment Company Act of 1940 (the “ICA”).  Although the Company does not intend to engage in, and does not to believe it is engaged in the business of investing or reinvesting in, holding, or trading securities of other companies, and does not intend to be subject to regulation under the ICA, if the Company would become an investment company we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates.

Historically, cash shortages have negatively affected our ability to explore and develop our properties and further our business development.  Historically we have experienced significant cash shortages.  We have been able to meet certain of our financial obligations through funds raised in equity and debt financings.  Given our limited working capital expected to suffice only through May 2013, we likely will continue to experience cash shortages, which may cause delays in development of any business prospects and any possible revenue generating operations, and will otherwise negatively affect our financial condition.   We cannot offer any assurance that there will be any additional capital available to us when required.

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

The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per troy ounce on the London Metals Exchange and demonstrates the significant fluctuations in metal prices:

Year	High	Low	Average
2002	349	278	310
2003	416	320	363
2004	454	375	389
2005	536	411	445
2006	725	525	603
2007	806	631	695
2008	1,011	712	872
2009	1,212	810	1,011
2010	1,421	1,058	1,219
2011	1,895	1,319	1,571
2012	1,787	1,540	1,676

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

We have not implemented certain corporate governance practices. We have no independent directors.  Additionally, we do not have separately designated audit, compensation, or nominating committees.  This lack of independence and independent controls over our corporate affairs may result in potential or actual conflicts of interest between our officers, directors and our shareholders.  We have no formal policy to resolve such conflicts and these conflicts of interests may benefit the interests of our officers and directors over that of our minority stockholders.

The public market for our common stock is extremely volatile, both as to price and volume, and may continue to be volatile in the future.  Historically, the price and trading volume of our common stock has been volatile.  Several factors likely contributed to this volatility including: our significant operating losses; the suspension of our operations and subsequent sale of our Bolivian projects, and the dilution of shareholders’ interests.  Such factors will likely continue to impact price and trading volume volatility.

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

Office lease

Our executive office is located at 9653 South 700 East, Salt Lake City, Utah 84070. We pay $855 per month on the lease on a month to month basis. We share to cost of our rent with Crown Law Ltd., a law firm owned by Terry Turner, our Chairman.  After the splitting the rent we pay $405 per month.

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

2011	Low Bid	High Bid
First Quarter	$.11	$.25
Second Quarter	$.12	$.25
Third Quarter	$.11	$.19
Fourth Quarter	$.04	$.16

2012	Low Bid	High Bid
First Quarter	$.03	$.079
Second Quarter	$.03	$.095
Third Quarter	$.03	$.09
Fourth Quarter	$.01	$.095

Holders

As of December 31, 2012, there were approximately 1,200 shareholders of record of our common stock.   This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in ‘street name. We estimate the total number of shareholders to exceed 8,000.

Capital Structure

We currently are authorized to issue 2,000,000,000 shares of common stock, and as of December 31, 2012, we had 23,366,328 shares of our common stock outstanding.  In addition to the outstanding shares of common stock, we have authorized a total of 10,000,000 preferred shares of which the following separate classes have been designated:

(i)	3,500,000 shares of our Series A Convertible Preferred Stock have been authorized for issuance, none of which are currently issued or outstanding.

(ii)	4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, of which 80,000 are issued and outstanding. These 80,000 Series B shares are in the aggregate convertible into 40,000 common shares post reverse split.

(iii)	one share of Series C Preferred Stock has been authorized and issued, and is no longer outstanding.

(iv)	999,000 shares of Series D Convertible Preferred Stock have been authorized, none of which is outstanding.

Additionally, we have  stock options outstanding that are convertible or exercisable into common stock. On a fully diluted basis as of December 31, 2012 we had 23,664,510 shares of common stock outstanding.

Fully diluted shares for the years ended December 31,	2012		2011
Basic shares outstanding	23,366,328		14,625,044
Series B preferred conversion	40,000		40,000
Convertible debentures & convertible notes payable	-		63,907
Stock options	258,182		410,200
Total	23,664,510	*	15,139,151	*
*           Exclusive of immaterial fractional shares and rounding.

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

The information in the following table is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2012.

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	258,182	$0.68	-0-

Total	258,182	$0.68	-0-

Unregistered sales of equity securities and use of proceeds

All transactions have been previously disclosed.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's discussion and analysis of financial condition and results of operations

Overview
 Currently our efforts are primarily focused on exploring and pursuing our options with respect to the Gold Bar Mill that we own in Nevada. We are currently seeking a buyer for the Gold Bar Mill or a possible merger candidate. While we have had negotiations with various entities with regards to the Gold Bar Mill we have not been able to enter into a definitive agreement with respect to the Mill. Additionally we have investigated refurbishing the Mill for active operations.  Any refurbishment of the Mill would require additional outside capital. The Company cannot offer any assurance that such capital will be available on reasonable terms, if at all. We anticipate that we only have sufficient cash and marketable securities to operate through May 2013. Following the exhaustion of our cash and securities we will not have sufficient cash continue as a going concern without additional financing which we cannot guarantee that we will be able to obtain.

Liquidity and capital resources

The following table sets forth our working capital position at December 31, 2012.

Year ended December 31,	2012
Cash and cash equivalents	$7,940
Marketable securities*	113,918
Prepaid expenses	1,100
Current Assets	122,958
Current Liabilities	(380,709)
Working Capital	$(257,751)

*
As of December 31, 2012 we held 65,470 VG Shares.  While we will continue to sell these shares to cover general and administrative expenses, we cannot guarantee that by selling part or all of these securities we may be able to satisfy all or part of our capital commitments should we no longer have cash available.  Because of our diminishing working capital and absent other financing (of which there can be no assurance), it is likely that we will be required to dispose of our remaining VG Shares during the first two quarters of 2013.

We believe we have sufficient cash and securities on hand to satisfy our current limited business operations through May 2013 if we are able to sell shares of VG which we own at a consistent price of $1.60 or higher. As of March 25, 2013 we still own 22,970 shares of VG. However, these assets are not sufficient to allow us to engage in significant operations such as refurbishing or operating the Gold Bar Mill (which operations are not currently contemplated).

Because we have no continuing active business operations, our cash flow commitments of approximately $25,000 per month are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Securities Exchange Act of 1934.  Inasmuch as we have no revenues, we can expect our working capital and available cash to continue to decrease as we pay our corporate obligations during 2013 and will deplete our remaining cash unless we are able to obtain additional financing (of which there can be no assurance) or we are able to dramatically reduce our expenses.

Results of operations

The following sets forth certain information regarding our results of operations as of December 31, 2012 and 2011.

Years ended December 31,	2012	2011
Revenues	$-	$-
General and administrative	(494,778)	(829,826)
Severance	(350,000)	-
Depreciation and depletion	(51)	(205)
Operating (loss)	(844,829)	(830,031)
Interest expense	(4,630)	(65,874)

Revenues.   We did not generate any revenues during 2012 and 2011 respectively.

General & Administrative Expenses. General and administrative expenses decreased by $335,048  to $494,778 for year ended December 31, 2012 (approximately $41,000 per month), from $829,826 during our 2011 fiscal year. The reduction of our general and administrative expenses results from the limited nature of our operations and a decrease in salary costs.

Severance expenses.  During the year ended December 31, 2012, we accrued a $350,000 severance expense. This expense is payable to Terry C. Turner related to his departure as the company's Chief Executive Officer without cause in accordance with his employment agreement.  This was a onetime charge that is payable to Mr. Turner.

Interest Expense.  Interest expense for the year ended December 31, 2012, decreased by $61,244 to $4,630, from $65,874 during the same 2011 period.  The decrease was primarily due to the elimination of almost all the debt that we owed. We will incur interest expense during 2013 related to $350,000 in severance payable to Terry Turner that carries an interest rate of 5% per annum. We anticipate that we will incur $17,500 in interest payable on this note during 2013 if it is not paid off during the year.

Going Concern.  The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern, however, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Off-balance sheet arrangements

Not applicable

Item 7A.  Quantitative and Qualitative disclosures about market risk

No disclosure required.

Item 8.  Financial statements and supplementary data

The disclosure required by this item are contained on pages F-1 through F-18.

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure

During the year ended December 31, 2012 we did not have any disagreements with our auditors, Ingenium Accounting Associates, Reno, Nevada on any matters of accounting principles, practices or financial statement disclosures.

On January 26, 2012, we engaged Ingenium Accounting Associates, Reno, Nevada, to audit our financial statements for the year ended December 31, 2012 and 2011 and the periods then ended.  Accordingly, we dismissed our previous auditors, Mark Bailey & Company, Ltd., on January 26, 2012.  Both actions were approved by our Board of Directors.  We do not have an audit committee.

Item 9A.  Controls and procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated and communicated to our executive officer to allow timely decisions regarding required disclosure.  Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the requirements of the Exchange Act, our Chief Executive Officer concluded that, as of December 31, 2012, our disclosure controls and procedures needed to be declared as ineffective.  The small size of our company does not provide for the desired separation of control functions, and we do not have the required level of documentation of our monitoring and control procedures.  The potential remedies for this situation are described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2012 due to material weaknesses.  A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

●
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting.  We do not have a separate CEO and CFO and we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company.    In the interim, we will continue to strengthen the role of our CEO and his review of our internal control procedures.

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

Our management determined that there were no other changes made in our internal controls over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers:

The following table sets forth certain information concerning the persons serving as our directors and executive officers (including of our subsidiaries) as of March 31, 2013.  Executive officers are appointed by the Board of Directors.  Each officer holds office for one year or until a successor has been duly appointed, and qualified or until death, resignation or removal.   Messrs. Turner and Madsen have entered into employment agreements as discussed under the employment agreement section. No family relationships exist among the officers and directors. Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation.

Name	Age	Position	Term of Office

Terry C. Turner	60	Chairman of the Board of Directors	2/14/97-present

Mark Bogani	48	Director	7/31/12-present

Tracy A. Madsen	51	Chief Executive Officer, Secretary/Treasurer Director	2/13/03-present 7/31/12-present

Terry C. Turner, was appointed to the Board of Directors and as our President and Chief Executive Officer on February 14, 1997. Mr. Turner was terminated without cause on July 31, 2012 as the Chief Executive Officer and remains as Chairman of the Board of Directors. In 1977, Mr. Turner received a B.A. in Political Science and a B.A. in Spanish from the University of Utah. He received his Juris Doctorate in 1980 from Brigham Young University.  He is admitted to practice law in the State and Federal Courts of Utah and Colorado, as well as the 10th Circuit Court of Appeals, the Court of Appeals of the Federal Circuit, the United States Court of International Trade and the United States Supreme Court. Mr. Turner is also a member of the District of Columbia Bar, the American Bar Association, the Inter-American Bar Association and the International Bar Association. In addition, he is the first and only American attorney admitted as a member of the Bolivian College of Lawyers (Bolivian National Bar) and the Bar of the State (Department) of La Paz, Bolivia.

Mark Bogani was appointed as a director on July 31, 2012. Mr. Bogani has been involved in the securities industry for more than 20 years, starting out in financial public relations and retail brokerage. Along the way, he has also assisted and consulted on numerous mergers, acquisitions and business valuations in both publicly-held and private companies. Mr. Bogani is an active investor and has participated in dozens of private placements, bridge loans, convertible debentures and various other debt and equity investments. In 2004 Mr. Bogani founded Transhare Corporation, a securities transfer agency that serves more than 40,000 shareholders in publicly-traded companies, where he continues to serve as CEO.

Tracy A. Madsen was appointed as Corporate Secretary/Treasurer and Chief Financial Officer on February 13, 2003. On November 12, 2003 he was also appointed Vice President US Administration.  On July 31, 2012 he was appointed as Chief Executive Officer and Director and retained his other responsibilities with the company. Mr. Madsen is currently working substantially full time for the Company.  Mr. Madsen received a B.A. in Finance from Boise State University, and an MBA from the University of Nevada Las Vegas. Mr. Madsen has broad financial and executive experience serving as a Chief Financial Officer for various companies for the past 23 years.

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

Based solely on our review of Forms 3, 4 and 5 available to us and, where applicable, written representations from directors, officers and 10% shareholders that no form is required to be filed, we believe that no director, officer or beneficial owner of more than 10% of its common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to fiscal year ended December 31, 2012, with the exception of:

The Dewey Williams trust did not timely file a Form 4 reporting its conversion(s) of two convertible debentures in June 2011, however a Form 5 was filed by Mr. Williams on March 5, 2012 reporting this conversion and we believe he is now current in his filings.

Code of Ethics

We adopted a Code of Ethics on March 23, 2004, that applies to our principal executive officer, principal financial officer, principal accounting officer or controlling persons, or persons performing similar functions. A copy of the Code was included as an exhibit to our annual report for the period ending December 31, 2003.  In addition, our Code of Ethics is available on our web site at www.geii.com under the caption “Investor Relations: Code of Ethics.” A copy of our Code of Ethics is available to any person, without charge, by faxing a request to our Chief Executive Officer at our corporate offices at (801) 619-1747.

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

SUMMARY COMPENSATION TABLE

									Non-Equity
						Stock		Option	Incentive Plan
Name and	Fiscal	Salary		Bonus		Awards (**)		Awards (**)	Compensation	Total
Principal Position	Year	($)		($)		($)		($)	($)	($)

Terry C. Turner, Chief Executive Officer and Chairman	2012	$106,000	(A)	$36,783	(B)	$-		$-	$-	$142,783
	2011	$260,844	(A)	$85,000	(B)	$-		$-	$-	$345,844

Tracy A. Madsen, Chief Executive Officer	2012	$175,000	(C)	$10,314	(E)	$14,686	(E)	$-	$-	$200,000
	2011	$150,000		$25,000	(D)	$-		$-	$-	$175,000

(**)           This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock awards and stock options granted to the named executive officers.  See note B to the consolidated financial statements for discussion regarding the assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(A)           During 2011, Mr. Turner was paid $200,000 for his 2011 salary plus $60,844 for prior year’s accrued salary. On July 31, 2012 Mr. Turner was terminated as Chief Executive Officer without cause. Up to that point he had been paid $100,000 through June 30, 2012. Following his termination he began receiving $1,000 per month as Chairman of the Board through the remainder of the year.

(B)           Of the amounts indicated during 2012 and 2011, $36,783 and $60,000 respectively was in the form of a cashless bonus. This bonus payments reflect non-cash debt forgiveness.  At December 31, 2011, Mr. Turner owed us $36,783 in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $36,783 on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During each of 2012 and 2011, Mr. Turner waived $36,783 and $60,000 respectively of unpaid accrued salary. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002. As of December 31, 2012 the amount owed to us by Mr. Turner and the amount we owed Mr. Turner was (in both cases) $0.  The remaining $25,000 bonus during 2011 was paid in cash.

(C)           Effective July 1, 2012 Mr. Madsen’s salary was increased to $200,000 annually resulting from his promotion to Chief Executive Officer.

(D)           Mr. Madsen was paid a cash bonus of $25,000 in February 2011.

(E)           In June of 2012 Mr. Madsen was paid a stock bonus of $25,000 in accordance with his previous employment agreement. Of this amount, Mr. Madsen was granted 3,710 shares of Stock in Veris Gold (formally Yukon Nevada Gold valued at $10,313 and 407,950 shares of Golden Eagle restricted stock valued at $14,686.

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

Tracy Madsen

On October 7, 2009, we entered into employment agreements with Tracy Madsen , our Chief Executive Officer, President, Principal Financial Officer, Secretary, Treasurer and Director (the “Madsen Agreement") This agreement was contingent on receiving shareholder approval.  On March 23, 2010 our shareholders approved the terms of the Madsen Agreement, and it became effective and binding on that date.

In this summary the Madsen Agreement is referred to the “Agreement” and Mr. Madsen is referred to herein as the “Executive.”  The Agreement contemplate the Executives’ full time employment by the Company, and was wash for an initial 3-year term expiring October 2012.  The Agreement was amended on July 27, 2012 and extended to a 4-year term expiring October 2013. The Agreement will renew for successive one year terms unless either the Company or the Executive gives at least 60 days’ notice to the other that it or he will not accept the renewal term.

The Agreement provided for a base salary of $150,000 which was increased to $200,000 effective July 1, 2012 upon Mr. Madsen's appointment as Chief Executive Officer.  The Agreement provides that the Executive is eligible to receive a discretionary cash bonus based on the Company’s business and results and is eligible to participate in the Company’s equity based compensation plans and to receive other standard employee benefits.  The Agreements impose restrictive covenants on the Executive, such as confidentiality obligations and non-solicitation restrictions.

If the Agreement is terminated by the Company without cause, or not as a result of the Executive’s death or disability, the Executive is entitled to a severance payment equal to the Executive’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Executive has been with the Company, or through expiration of the Agreement’s original term, whichever is a shorter period of time.  However, in no event will the Executive be entitled to less than 6 months of severance pay.  This severance pay requirement is not applicable if the Agreements terminate because of non-renewal.

The Agreement also provides for a severance payment upon a “change of control event” (as defined in the Agreements) or if the Agreements are terminated by the Executive for “good reason” (as defined in the Agreements).  The severance to be paid to Mr. Madsen upon a change of control event or upon the Agreement being terminated for good reason is calculated using the greater of:

1)
An amount equal to Mr. Madsen’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Mr. Madsen has been with the Company, or through expiration of the Agreement’s amended term, whichever is a shorter period of time; or

2)	An amount equal to (a) one year of Mr. Madsen’s current annual base salary and (b) the amount of the most recent discretionary bonus paid to Mr. Madsen (if any) less applicable withholding.

Terry Turner

On October 7, 2009, we entered into employment agreements with Terry Turner , our then Chief Executive Officer, President and Chairman of the Board of Directors (the “Turner Agreement ) this agreement was contingent on receiving shareholder approval.  On March 23, 2010 our shareholders approved the terms of the Turner Agreement, and it became effective and binding on that date.

In this summary the Turner Agreement is referred to as the “Agreement” and Mr. Turner is referred to herein as the “Executive.”  The Agreement contemplated the Executives’ full time employment by the Company for an initial 3-year term expiring October 2012.

The Agreement provided for a base salary of $180,000 which was increased to $200,000 on October 1, 2010.  If the Agreement was terminated by the Company without cause, or not as a result of the Executive’s death or disability, the Executive was entitled to a severance payment equal to the Executive’s base salary at the rate in effect on the termination date for a period of 6 months, plus one month for each year that Executive has been with the Company, or through expiration of the Agreement’s original term, whichever is a shorter period of time.  However, in no event would the Executive be entitled to less than 6 months of severance pay.

On July 31, 2012 Mr. turner was terminated without cause as an officer of the company. As a result of this termination, Mr. Turner was entitled to severance pay of $350,000 in accordance with the terms of his employment Agreement. At the time of his dismissal, we did not have sufficient funds to pay Mr. Turner the severance payment owed to him in cash. Mr. Turner agreed  to enter into a promissory note for the $350,000 owed to him. This note carries an interest rate of 5% per annum and matures on July 27, 2013.  This note is secured by the Gold Bar Mill located outside of Eureka Nevada.

Mr. Turner remains as the Chairman of the Board of Directors and is paid $1,000 per month for his services.  No current employment agreement is in place with Mr. Turner.

Option Grants To Our Named Executive Officers.

No options or restricted stock were granted to any named executive officer of Golden Eagle during the fiscal year ended December 31, 2012.

Compensation of Directors

We reimburse directors for travel and related expenses associated with Board of Directors’ meetings.  We also compensate out non-employee directors $1,000 per month for attending any Board of Directors’ meetings held within that month telephonically or in person. The following table sets forth information regarding the cash compensation paid to our directors during our year ended December 31, 2012:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Alvaro Riveros	$5,000	-	-	-	$5,000
Harlan DeLozier	$7,000	-	-	-	$7,000
Terry Turner	$6,000	-	-	-	$6,000

Although Mr. Madsen and Mr. Bogani also served on our Board of Directors during our 2012 fiscal year they did not receive any separate compensation for their service in their capacity as Directors. Mr. Riveros and Mr. DeLozier resigned as Directors on July 31, 2012.

Item 12.  Security ownership of certain beneficial owners and management and  related stockholder matters

Security Ownership of Golden Eagle Officers and Directors

As of December 31, 2012 and March 18, 2013, there were 23,366,328 shares of the Company’s common stock outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2013 by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table. For purposes of this report we have used the fully diluted number of shares of 23,664,510.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock(1)

Terry C. Turner 9653 South 700 East Salt Lake City, Utah 84070	Chairman	- (2)	-%

Mark Bogani 901 Venetia Bay Blvd. Suite 350 Venice, FL 34285	Director	9,993,148	42.2%

Tracy A. Madsen 9653 S 700 E Salt Lake City, UT 84070	Chief Executive Officer, Director	819,437	3.5%

All current directors and executive officers as a group (four persons)		10,812,585	45.7%

(1)	Calculated in accordance with Rule 13d-3(a) promulgated under the Securities Exchange Act of 1934 and Item 403 of Regulation S-K.

(2)	Mr. Turner does not own any shares of our common stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2013 by each person (other than the directors and executive officers of the Company) was known to own beneficially, more than 5% of the outstanding voting shares of common stock. To the extent any of the named shareholders own shares of outstanding Preferred Stock (being Series B Stock) or other derivative securities that are exercisable into shares of our common stock or grant the holder voting power, these securities are included in that shareholders’ beneficial ownership (as required by Rule 13d-3(a)) at their conversion ratios and explained in the notes to the table).  As of March 31, 2013 there were 23,366,328 shares of the Company’s common stock outstanding.   For purposes of this report we have used the fully diluted number of shares of 23,664,510.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock(1)

Golden Eagle Mineral Holdings, Inc. Chancery Court, Leeward Highway Providenciales Turks and Caicos Islands	2,387,123	10.1%

Dewey L. Williams 6860 N. Dallas Pkwy, Suite 200 Plano, TX 75024	1,569,413	6.6%

Total as a group	3,956,536	16.71%

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

Change of Control Arrangements

There are not any plans or arrangement known to us that will result in a change of control.

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

Indebtedness

At December 31, 2012 and 2011, Mr. Turner owed us $36,783 and $96,783 respectively in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $36,783 and $96,793 respectively on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During 2012 and 2011, Mr. Turner waived $36,783 and $60,000 respectively of unpaid accrued salary. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.  As of December 31, 2012 the amount owed to us by Mr. Turner and the amount we owed Mr. Turner was (in both cases) $0.

Related party transactions

An entity, controlled by Mark Bogani, a Director, has provided consulting services, as it relates to stock transfer services, in the amount of $3,215 and $3,515 during the years ended December 31, 2012 and 2011, respectively. The balance owing, as at December 31, 2012 and 2011, was $345 and 250 respectively.

We share certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner our Chairman of the Board of Directors. Crown Law Ltd. deposits funds with us against which we apply their  portion of rent, utilities and other expenses as we incur these expenses. As of December 31, 2012 we owed Crown Law Ltd. $9,566 and as of December 31, 2011 Crown Law Ltd. owed us $4,219 which is included with our accounts payable and other accrued expenses on our audited financial statements.

Employment Agreements

See Item 11, Executive Compensation – Compensation Discussion and Analysis; Employment Agreements, for a discussion of the employment contracts between the Company and Messrs. Madsen and Turner.

Transactions with significant shareholders

None

 Director Independence

Our board of directors consists of Messrs. Turner, Bogani and Madsen.  None of the board members do we consider to be “independent” as defined by Section 803A of the NYSE Amex Company Guide.  The board considers all relevant facts and circumstances in its determination of independence of all members of the board.

Item 14.                      Principal accountants’ fees and services

Our Board of Directors selected the independent accounting firm of Ingenium Accounting Associates, with respect to the audit of our consolidated financial statements for the years ended December 31, 2012 and 2011.

Audit Fees

We anticipate paying Ingenium Accounting Associates $15,000 to complete the 2012 audit of our financial statements. We paid Ingenium Accounting Associates $16,678 to complete the 2011 audit of our financial statements.

During the fiscal year ended December 31, 2012, we paid Ingenium Accounting Associates $7,500 for the review of our quarterly financial statements. During 2011 we paid Mark Bailey & Company $14,000 for the review of our quarterly financial statements, $30,921 for the audit of our December 31, 2010 financial statements, and $34,200 for the re-audit of our December 31, 2009 financial statements.  These aggregate fees include professional services for the audit of our annual financial statements and the review of the financial statements included in our reports on Form 10-Q and Form 10-K.

Audit-Related Fees

There were no fees billed by Mark Bailey & Company, Ltd. and Ingenium Accounting Associates for audit-related services rendered during fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed by Mark Bailey & Company, LLC and Ingenium Accounting Associates during the fiscal year ended December 31, 2012 and 2011, for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other services provided by Mark Bailey & Company Ltd. or Ingenium Accounting Associates during fiscal years ended December 31, 2012 and 2011.

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

Part IV

Item 15.  Exhibits and financial statement schedules

(a)           Financial statements

The following documents are filed as part of this report:                                                                      Page

Independent Auditors Report                                                                                                                     F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011                                                          F-2

Consolidated Statements of Operations for the years ended
 December 31, 2012 and 2011                                                                                                                       F-3

Consolidated Statements of Cash Flows for the years ended
December 31, 2012 and 2011                                                                                                                        F-4

Consolidated Statement of Stockholders' Equity (Deficit) for
the years ended December 31, 2012 and 2011                                                                                           F-5

Notes to Consolidated Financial Statements                                                                                            F-6 through F-12

(b)           Exhibits

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

Exhibit Number	Description
3.1	Articles of Incorporation. (1)
3.1.1	Certificate of Designation for the Series A Convertible Preferred Stock.(2)
3.1.2	Certificate of Designation for the Series B Convertible Preferred Stock. (3)
3.1.3	Articles of Amendment (4)
3.1.4	Certificate of Designation for the Series C Convertible Preferred Stock. (5)
3.1.5	Certificate of Designation for the Series D Convertible Preferred Stock. (6)
10.2	Employment Agreement with Terry Turner. (8)
10.3	Employment Agreement with Tracy Madsen. (8)
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to Section 1350.
32.2	Certification by the Principal Financial Officer pursuant to Section 1350.
101	Interactive Data Files required by Rule 405 of Regulation ST, and Item 601(101) of Regulation SK

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from Current Report on Form 8-K dated March 10, 2005.
(3)	Incorporated by reference from Current Report on Form 8-K dated December 29, 2006.
(4)	Incorporated by reference from Current Report on Form 8-K dated September 14, 2007.
(5)	Incorporated by reference from Current Report on Form 8-K dated December 24, 2008.
(6)	Incorporated by reference from Current Report on Form 8-K dated July 6, 2009.
(7)	Incorporated by reference from Current Report on Form 8-K dated April 28, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K dated October 7, 2009.
(9)	Incorporated by reference from Current Report on Form 8-K dated February 1, 2012.
(10)	Incorporated be reference from Current Report on Form 8-K dated June 7, 2012.
(11)	Incorporated be reference from Current Report on Form 8-K dated July 31, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

April 1, 2013                      /s/ Tracy A. Madsen
Tracy A Madsen, President and Chief Executive Officer and Principal Financial Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Golden Eagle International, Inc. and in the capacities and on the dates indicated.

GOLDEN EAGLE INTERNATIONAL, INC.

April 1, 2013                      /s/ Tracy A. Madsen
Tracy A. Madsen, President, Chief Executive Officer, Principal Financial Officer and Director

April 1, 2013                      /s/ Terry C. Turner
Terry C. Turner, Chairman of the Board of Directors

April 1, 2013                      /s/ Mark Bogani
Mark Bogani, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 1, 2013

To the Board of Directors and
Stockholders of Golden Eagle International, Inc.

 We have audited the accompanying balance sheets of Golden Eagle International, Inc.”Company” as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2012 and 2011. Golden Eagle International’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, has limited marketable securities it can liquidate, and has negative operating cash flows. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ingenium Accounting Associates
Reno, NV

4755 Caughlin Parkway, Suite A • Reno, NV 89519 Office (775) 827-2312 Fax (775) 827-1774 info@IngeniumCPA.com

Golden Eagle International, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$7,940	$118,835
Marketable securities	113,918	458,825
Prepaid expenses	1,100	1,100
Accounts receivable	-	6,744
Total current assets	122,958	585,504

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Office equipment, net	-	51
Total property and equipment	3,980,000	3,980,051

Total Assets	$4,102,958	$4,565,555

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,119	$43,244
Notes payable	350,000	15,000
Debentures (net)	-	50,000
Accrued interest payable	7,527	21,734
Total current liabilities	375,646	129,978

Total Liabilities	375,646	129,978

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 and 14,625,044 issued and outstanding shares, respectively	2,336	1,462
Additional paid-in capital	64,602,865	64,337,063
Accumulated (deficit)	(60,615,500)	(59,459,693)
Accumulated other comprehensive income (loss)	(263,189)	(444,055)
Total stockholders' equity	3,727,312	4,435,577
Total Liabilities and Stockholder's Equity	$4,102,958	$4,565,555

Golden Eagle International, Inc.
Consolidated Statements of Operations and Other Comprehensive Income
As of December 31, 2012 and 2011

	2012	2011

REVENUES	$-	$-

OPERATING EXPENSES
Exploration and development	-	-
General and administration	494,778	829,826
Severance	350,000	-
Depreciation and depletion	51	205

Total operating expenses	844,829	830,031

OPERATING (LOSS)	(844,829)	(830,031)

OTHER INCOME (EXPENSE)
Interest expense	(4,630)	(65,874)
Accretion of note discount	-	(6,458)
Loss on debt extinguishment	(65,207)	-
Gain (Loss) on sale of securities	(241,141)	(31,068)

Total other (expense)	(310,978)	(103,400)

Loss before income taxes	(1,155,807)	(933,431)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(1,155,807)	(933,431)

DISCONTINUED OPERATIONS NET OF TAX
Gain discontinued operations (Nevada) net of tax	-	90,581
NET GAIN ON DISCONTINUED OPERATIONS	-	90,581

NET LOSS	(1,155,807)	(842,850)

Basic and diluted gain (loss) per share on continuing operations	$(0.06)	$(0.07)
Basic and diluted gain (loss) per share on discontinued operations	$-	$0.01
Weighted average shares outstanding - basic and diluted	19,616,651	12,558,707

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	180,866	(1,030,055)
NET COMPREHENSIVE INCOME (LOSS)	$(974,941)	$(1,872,905)

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Years Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,155,807)	$(842,850)
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	36,783	60,000
Non cash compensation	25,000	4,200
Stock issued for interest	-	36,888
Loss on debt extinguishment	65,207	-
Depreciation	51	205
Loss on sale of marketable securities	241,141	31,068
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	6,744	(6,744)
Increase (decrease) in deferred wages	-	(51,782)
Increase (decrease) in accounts payable	(25,125)	(141,828)
Increase (decrease) in accrued interest	(14,206)	(419,928)

Net cash flows (used by) operating activities	(820,212)	(1,330,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Queenstake settlement	-	165,067
Proceeds from sale of marketable securities	293,156	-
Net cash flows provided by investing activities	293,156	165,067

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	66,162	-
Promissory note in lieu of severance payment	350,000	-
Repayments of notes payable	-	(386,410)

Net cash flows (used in) provided by financing activities	416,162	(386,410)

NET CHANGE IN CASH	(110,894)	(1,552,114)

CASH - BEGINNING OF PERIOD	118,835	1,670,949
CASH - END OF PERIOD	$7,940	$118,835

SUPPLEMENTAL CASH FLOW INFORMATION

Preferred and common stock issued for debt	83,838	75,000

Cash paid for
Interest	$-	$463,106
Income taxes	-	-

Golden Eagle International, Inc.
Consolidated Statement of Changes in Stockholders' Equity & Comprehensive Income
For the Period December 31, 2010 through December 31, 2012
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total

Balance at December 31, 2010	648,887	$6,489	9,335,445	$934	$64,172,272	$(58,616,843)	$586,000	$6,148,852

Stock issued for interest and debt	-	-	1,444,660	144	95,224	-	-	95,368
Stock issued for service	-	-	24,706	2	4,198	-	-	4,200
Preferred stock converted to common stock	(568,887)	(5,689)	3,820,233	382	5,369	-	-	61
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	(842,850)	-	(842,850)
Other comprehensive income	-	-	-	-	-	-	(1,030,055)	(1,030,055)

Balance at December 31, 2011	80,000	$800	14,625,044	$1,462	$64,337,063	$(59,459,693)	$(444,055)	$4,435,577

Stock issued for interest and debt	-	-	4,657,626	466	83,372	-	-	83,838
Stock issued for service	-	-	407,950	41	14,645	-	-	14,686
Stock issued for cash	-	-	3,675,708	367	65,795	-	-	66,162
Discount on debentures	-	-	-	-	65,207	-	-	65,207
Forgiveness of debt-contribution by officer/shareholder	-	-	-	-	36,783	-	-	36,783
Net loss	-	-	-	-	-	(1,155,807)	-	(1,155,807)
Other comprehensive income	-	-	-	-	-	-	180,866	180,866

Balance at December 31, 2012	80,000	$800	23,366,328	$2,336	$64,602,865	$(60,615,500)	$(263,189)	$3,727,312

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

Going Concern
The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Note B – Summary of Significant Accounting Policies

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

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

The carrying amounts reported in the balance sheets for cash, receivables, and current liabilities are at cost which approximates their fair value due to their short-term nature.
As part of our August 2010 settlement with Queenstake Resources we obtained 2,000,000 shares of common stock of Queenstake’s parent company, Yukon Nevada Gold Corp. (“YNG”). On October 9, 2012, Yukon Nevada Gold Corp. commenced trading on the Toronto Stock Exchange under the name Veris Gold Corp. with the symbol VG. On that same date, Veris Gold Corp. instituted a 10 for 1 reverse split of its common shares. All numbers for Veris Gold  Corp./Yukon Nevada Gold Corp. in this document are based on a post reverse price and quantity. In the remainder of this document Yukon Nevada Gold Corp./Veris Gold Corp. will be referred to as Veris Gold and or VG.

These securities, classified as available for sale, are our only financial instrument that is measured at fair value on a recurring basis. At December 31, 2012 we held 65,470 shares of VG and the fair value of these shares, using level 1 inputs, was $113,918.   At December 31, 2011 we held 151,710 shares of VG and the fair value of these shares, using level 1 inputs, was $458,825.

Since the securities are classified as available for sale, we recognize realized gains / losses and declines in value of the securities deemed to be other than temporary in earnings.  Unrealized gains / losses are recognized as a component of other comprehensive income.  For the year ended December 31, 2012 we recognized an unrealized gain of $180,866 on our VG common stock holdings. For the year ended December 31, 2011 we recognized an unrealized loss of $1,030,055 on our VG common stock holdings.

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

Mining equipment              7-8 years
Vehicles                                5 years
Office equipment                4-10 years

Depreciation expense totaled $51 and $205 for the years ended December 31, 2012and 2011, respectively.
 At December 31, 2012 and 2011 we held a Mill with a carrying value of $3,980,000.  The Mill is located near Eureka, Nevada and has been idle since acquisition; therefore, no depreciation expense has been recognized.

At December 31, 2012 and 2011 we had an immaterial amount of office equipment that is depreciated on a straight line basis.

        Long-Lived Assets
We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis.

For the years ended December 31, 2012 and 2011 we recognized impairment charges of $0.

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

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,	2012		2011
Basic shares outstanding	23,366,328		14,625,044
Series B preferred conversion	40,000		40,000
Convertible debentures & convertible notes payable	-		63,907
Stock options	258,182		410,201
Total	23,664,510	*	15,139,152	*
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

Note C – Loans and Notes Payable

We have debt obligations outstanding at December 31, 2012 and 2011 as follows:

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

	2012	2011
Other Notes Payable
A note totaling $15,000 payable to John Saunders with an interest rate of 8% per annum. Note sold to Gulf Coast Capital, LLC and paid in full with common stock on May 31, 2012.	$-	$15,000
A note payable Terry Turner with an interest rate of 5% that matures on July 27, 2013. This note was entered into in lieu of a severance payment due to Mr. Turner in accordance with his employment agreement. As of December 31, 2012 there was $7,527 in accrued interest outstanding on this note	350,000	-
Total other notes payable	$350,000	$15,000
Convertible debentures
A debenture payable to the John Saunders Trust dated July 7, 2008.with an interest rate of 8%. Debenture sold to Gulf Coast Capital and paid in full with common stock on May 31, 2012.	$-	$50,000
Total convertible debentures	$-	$50,000
Total Loans, notes and debentures	$350,000	$65,000

Note D– Stock Based Compensation

As part of certain employment agreements we issue stock options. These are generally approved by the Board of Directors. The exercise price is set by the average closing price of our stock the ten days prior to approval and the grant date fair value is estimated using a Black Scholes pricing model with the following assumptions:

Volatility                                      = 225%
Expected term                             = 3 years
Dividend yield                            = 0
Risk free rate                               = .30%

The following table represents the option activity for the periods presented;
Number of Options
Balance 1/1/11	460,833
Granted	-
Exercised	-
(Forfeited/expired)	(50,632)
Balance 12/31/11	410,201
Granted	-
Exercised	-
(Forfeited/expired)	(152,019)
Balance 12/31/12	258,182

As of December 31, 2012 all of the options are vested and exercisable with a weighted average exercise price of $.68 and remaining terms between 2 weeks and 7 months. The total intrinsic value of the options outstanding as of December 31, 2012 is $0.

Note E – Stockholders’ Equity

Common Stock

During the year ended December 31, 2012 we issued a total of 4,657,626 shares of our common stock with a fair value at date of issuance of $149,044. The Stock was issused to satisfy principal and accrued interest in the amount of $83,837. Accordingly, we recognized a $65,207 loss on settlement of this debt.

Additionally, we issued 3,675,708 shares of our common stock for cash consideration at a price of $.018 per share valued at $66,163.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Additionally, we issued 407,950 shares of common stock for services at a price of $0.36 per share for total consideration of $14,686.

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

Note F – Related Party Transactions

Indebtedness

At December 31, 2012 and 2011, Mr. Turner owed us $36,783 and $96,783 respectively in non-interest bearing loans he received from us prior to July 31, 2002; we also owed Mr. Turner $36,783 and $96,793 respectively on a non-interest bearing basis as a result of salaries that accrued without payment during 1997 through 2001 (in excess of the $443,772 in accrued salary that Mr. Turner waived on December 31, 2001).  During 2012 and 2011, Mr. Turner waived $36,783 and $60,000 respectively of unpaid accrued salary. There has been no material modification of the terms of either indebtedness since the enactment of Section 402 of the Sarbanes-Oxley Act of 2002.  As of December 31, 2012 the amount owed to us by Mr. Turner and the amount we owed Mr. Turner was (in both cases) was $0.

Related party transactions

An entity, controlled by Mark Bogani, a Director, has provided consulting services, as it relates to stock transfer services, in the amount of $3,215 and $3,515 during the years ended December 31, 2012 and 2011, respectively. The balance owing, as at December 31, 2012 and 2011, was $345 and $250 respectively.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

We share certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner our Chairman of the Board of Directors. Crown Law Ltd. deposits funds with us against which we apply their  portion of rent, utilities and other expenses as we incur these expenses. As of December 31, 2012 we owed Crown Law Ltd. $9,566 and as of December 31, 2011 Crown Law Ltd. owed us $4,219 which is included with our accounts payable and other accrued expenses on our audited financial statements.

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

Deferred tax assets and valuation allowance at December 31, 2012 and 2011, respectively are as follows:

	For the Years Ended December 31,
Deferred tax assets:	2012	2011

Unexercised stock options	$38,000	$38,000
Net operating loss carry forward	4,384,000	6,049,000
Valuation allowance	(4,422,000)	(6,087,000)
	$-	$-

The components of income tax expense for years-ended December 31, 2012 and 2011 respectively are as follows:

	2012	2011

Current Federal tax	$-	$-
Current State tax	-	-
Change in current year NOL (benefit)	(230,000)	(796,000)
True-up of prior year NOL (benefit)	1,895,000	-
Change in valuation allowance	(1,665,000)	796,000
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $13,006,328 and $17,904,000 at December 31, 2012 and 2011, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years-ended December 31, 2012 and 2011, respectively as follows:

	For the Years Ended December 31,
	2012	2011

Provision at US statutory rate of 34%	$(494,000)	$799,000
Permanent differences	264,000	(1,595,000)
True-up of prior year NOL	1,895,000	-
Increase in valuation allowance	(1,665,000)	796,000
Ending Balance	$-	$-

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2012 the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010 through 2012.