Form 10-Q
period 2013-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2013-05-15
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended
March 31, 2013

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
                                                               |_| Yes  |X|  No

At  May 9, 2013, there were 23,366,328 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three months ended  March 31, 2013, are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-5 following the signature page.

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

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, including those set forth under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements.  Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

We are under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Overview; Plan of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

 Assets and Operations

A.           The Gold Bar Mill.

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

Because the Gold Bar Mill is our principal remaining capital asset shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill or enter into any type of merger arrangement. Although we are not currently involved in active business operations, because of the significant value of the Gold Bar Mill, we do not believe that we are a shell company as that term is defined in Rule 12b-2  of the Securities Exchange Act of 1934 (the “Exchange Act”).

B.           Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through March 31, 2013, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

C.           Cash and Marketable Securities

As of March 31, 2013 we held 17,970 shares of Veris Gold Corp. (“VG”) common stock.  The market price of VG stock was $1.64 per share as of March 31, 2013 with a remaining total market value of $29,453.  We expect to sell the remaining shares of VG within the next two months. However, the sale of these shares will not provide us with sufficient funds to meet all of our obligations. In order to remain a going concern we will be required to obtain other financing in the form of loans or through direct investment. We can offer no assurances that we will be successful in obtaining any additional funds. Failure to obtain other sources of financing may require us to place the company in a dormant status or liquidate any remaining assets.

Liquidity and capital resources

Going Concern

           The audited financial statements dated December 31, 2012 and the unaudited financial statements dated March 31, 2013 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements did not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Working Capital

The following table sets forth our working capital position at March 31, 2013 as compared to December 31, 2012.

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$17,697	$7,940
Marketable securities*	29,453	113,918
Prepaid expenses	1,100	1,100
Current Assets (Total)	48,250	122,958
Current Liabilities	(403,196)	(375,646)
Working Capital / (Deficit)	$ (354,946)	$ (252,688

* We held 65,470 VG shares (valued at $1.74 per share) at December 31, 2012, and 17,970 VG shares (valued at $1.641. per share) at March 31, 2013.

Our current liabilities as of March 31, 2013, totaled $403,196 compared to $375,646 as of December 31, 2012.  Our working capital decreased at March 31, 2013, by $27,550 from December 31, 2012 to a deficit of $(354,946) from a deficit of $(375,646).  The statement of cash flows indicates that this derived from a use of $63,790  in operating activities and was offset by $73,548 received from the sale of the VG shares.

Because we have no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act. Inasmuch as we have no revenues, we can expect our working capital and available cash and other liquid assets to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations. We do not have sufficient funds available to continue as a going concern past May 2013. In order to remain a going concern, we will be required to raise additional funds through debt or stock sales which we cannot guarantee we will be able to do. In the event we are able to obtain sufficient funds to remain a going concern these resources will not be sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Results of Operations

Three Months Ended March 31, 2013

The following sets forth certain information regarding our results of operations for the three month period ended March 31, 2013, compared with the same period in 2012.

General and administrative expenses. General and administrative expenses for the three month period ended March 31, 2013 decreased by $85,942 to $87,026  from $172,968 during the same 2012 period. This decrease was primarily the result of a decrease in wages

Interest Expense.  Interest expense for the three month period ended March 31, 2013, increased by $3,019 to $4,315 from $1,296 during the same 2012 period.. The increase for the three month period ending March 31, 2013 was the result of interest on the note payable to Terry Turner for severance fees.

Loss on sale of securities.  During the three months ended March 31, 2013, we sold a total of 47,500 shares of VG common stock at prices ranging from $1.83 per share to $1.25 per share.  The sale of shares resulted in a cumulative realized loss of $497,902 through March 31, 2013. We anticipate that we will sell all remaining shares of VG that we own during the quarter ending June 30, 2013.

Off balance sheet arrangements

None

Critical Accounting Policies

As of March 31, 2013 we did not have any accounting policies or practices that require significant judgment or estimation by our management.

Item 4. Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2013 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2012 on Form 10-K along with no material changes in controls, our disclosure controls and procedures were not effective as of March 31, 2013.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

We are not currently a party to any on-going litigation that is likely to have a material impact on our financial position, results of operations, or cash flows.

Item 1A Risk Factors.

There have been no material changes to the information included in risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
May 15, 2013
/s/ Tracy A. Madsen
Tracy A. Madsen
President, Principal Executive Officer and
Principal Accounting Officer

Golden Eagle International, Inc.
Balance Sheets
	(unaudited)
	March 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$17,697	$7,940
Marketable securities	29,453	113,918
Prepaid expenses	1,100	1,100
Total current assets	48,250	122,958

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Total property and equipment	3,980,000	3,980,000

Total Assets	$4,028,250	$4,102,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,354	$18,119
Notes payable	350,000	350,000
Accrued interest payable	11,842	7,527
Total current liabilities	403,196	375,646

Total Liabilities	403,196	375,646

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 and 23,366,328 issued and outstanding shares, respectively	2,336	2,336
Additional paid-in capital	64,602,865	64,602,865
Accumulated (deficit)	(60,906,893)	(60,615,500)
Accumulated other comprehensive income (loss)	(74,054)	(263,189)
Total stockholders' equity	3,625,054	3,727,312
Total Liabilities and Stockholders' Equity	$4,028,250	$4,102,958

Golden Eagle International, Inc.
Statements of Operations and Other Comprehensive Income

	(unaudited)
	March 31,	March 31,
	2013	2012

REVENUES	$-	$-

OPERATING EXPENSES
General and administration	87,026	172,968
Depreciation and depletion	-	51

Total operating expenses	87,026	173,019

OPERATING (LOSS)	(87,026)	(173,019)

OTHER INCOME (EXPENSE)
Interest expense	(4,315)	(1,296)
Gain (Loss) on sale of securities	(200,052)	(55,079)

Total other (expense)	(204,367)	(56,375)

Loss before income taxes	(291,393)	(229,394)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(291,393)	(229,394)

NET LOSS	(291,393)	(229,394)

Basic and diluted gain (loss) per share on continuing operations	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	23,366,328	14,625,044

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	189,135	131,700
NET COMPREHENSIVE INCOME (LOSS)	$(102,258)	$(97,694)

Golden Eagle International, Inc.
Statements of Cash Flows (Unaudited)
For the Three Months Ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(291,393)	$(229,394)
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	-	15,000
Depreciation	-	51
Loss on sale of marketable securities	200,052	55,079
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	-	(1,053)
Increase (decrease) in deferred wages	15,833	-
Increase (decrease) in accounts payable	7,403	13,402
Increase (decrease) in accrued interest	4,315	1,297

Net cash flows (used by) operating activities	(63,790)	(145,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	73,548	104,815
Net cash flows provided by investing activities	73,548	104,815

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash flows (used in) provided by financing activities	-	-

NET CHANGE IN CASH	9,758	(40,803)

CASH - BEGINNING OF PERIOD	7,940	118,835
CASH - END OF PERIOD	$17,697	$78,032

SUPPLEMENTAL CASH FLOW INFORMATION

Preferred and common stock issued for debt	-	75,000

Cash paid for
Interest	$-	$463,106
Income taxes	-	-

Golden Eagle International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in accordance with the requirements for Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP’) have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Our actual results could differ materially from these estimates. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-K for the year ended December 31, 2012.

The audited financial statements dated December 31, 2012 and the unaudited financial statements dated March 31, 2013 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements did not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Note B - Organization and Nature of Business

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through March 31, 2013, we have not recognized any impairment on the Mill.

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

Golden Eagle International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Following the conversion of the previously mentioned debt into our restricted common stock and the accrual of interest on the Terry Turner note we had $11,842 in accrued interest outstanding as of March 31, 2013.  During the three months ended March 31, 2013 we recognized $4,315  of interest expense.

Note D – Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on our financial position, results of operations, or cash flows.

Note E –  Marketable Securities

As part of our settlement with Veris Gold Corp. (VG), we received 2,000,000 restricted common shares of VG with an initial fair value of $1,152,000 (utilizing the sale price quoted on the Toronto Stock Exchange of $.576 a Level 1 input).  We have classified the shares as available for sale.

During the three months ended March 31, 2013, we sold a total of  47,500 VG shares with gross proceeds of  $75,094.  As of March 31, 2013, we had 17,970 shares of VG remaining for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of March 31, 2013, the market price for VG shares was $1.639.