Form 10-Q
period 2013-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2013-08-14
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

June 30, 2013

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
                                                               |_| Yes  |X|  No

At  August 8, 2013, there were 23,366,328 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three and six months ended  June 30, 2013, are attached hereto.  Please refer to pages F-1 through F-5 following the signature page.

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

Because the Gold Bar Mill is our principal remaining capital asset, shareholder approval may be required if we choose to sell or transfer the Gold Bar Mill or enter into any type of merger arrangement. Although we are not currently involved in active business operations, because of the significant value of the Gold Bar Mill, we do not believe that we are a shell company as that term is defined in Rule 12b-2  of the Securities Exchange Act of 1934 (the “Exchange Act”).

B.            Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through June 30, 2013, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

C.            Cash and Marketable Securities

As of June 30, 2013 we held 3,528 shares of Veris Gold Corp. (“VG”) common stock.  The market price of VG stock was $.361 per share as of June 30, 2013 with a remaining total market value of $1,274.  We expect to sell the remaining shares of VG within the next two months. However, the sale of these shares will not provide us with sufficient funds to meet all of our obligations. In order to remain a going concern we will be required to obtain other financing in the form of loans or through direct investment. We can offer no assurances that we will be successful in obtaining any additional funds. Failure to obtain other sources of financing may require us become dormant or liquidate any remaining assets.

Liquidity and capital resources

Going Concern

           The audited financial statements dated December 31, 2012 and the unaudited financial statements dated June 30, 2013 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements did not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Working Capital

The following table sets forth our working capital position at June 30, 2013 as compared to December 31, 2012.

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$3,602	$7,940
Marketable securities*	1,274	113,918
Prepaid expenses	1,100	1,100
Current Assets (Total)	5,975	122,958
Current Liabilities	(434,571)	(375,646)
Working Capital / (Deficit)	$(428,596)	$(252,688)

* We held 65,470 VG shares (valued at $1.74 per share) at December 31, 2012, and 3,528 VG shares (valued at $.361. per share) at June 30, 2013.

Our current liabilities as of June 30, 2013, totaled $434,571 compared to $375,646 as of December 31, 2012.  Our working capital decreased at June 30, 2013, by $175,908 from December 31, 2012 to a deficit of $(428,596) from a deficit of $(252,688).  The statement of cash flows indicates that this derived from a use of $97,187  in operating activities and was offset by $92,850 received from the sale of the VG shares.

Because we have no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act. Inasmuch as we have no revenues, we can expect our working capital and available cash and other liquid assets to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations. We do not have sufficient funds available to continue as a going concern past August 2013. In order to remain a going concern, we will be required to raise additional funds through debt or stock sales which we cannot guarantee we will be able to do. In the event we are able to obtain sufficient funds to remain a going concern these resources will not be sufficient to allow us to engage in any significant operations at the Gold Bar Mill or elsewhere.

We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Results of Operations

Three and six Months Ended June 30, 2013

The following sets forth certain information regarding our results of operations for the three and six month period ended June 30, 2013, compared with the same period in 2012.

General and administrative expenses. General and administrative expenses for the three month period ended June 30, 2013 decreased by $87,026 to $65,798  from $152,824 during the same 2012 three month period. General and administrative expenses for the six month period ended June 30, 2013 decreased by $178,358 to $147,434  from $325,843 during the same 2012 six month period. This decrease was primarily the result of a decrease in wages and other severe austerity measures put into place during the periods.

Interest Expense.  Interest expense for the three month period ended June 30, 2013, increased by $3,494 to $4,363 from $869 during the same 2012 three month period. Interest expense for the six month period ended June 30, 2013, increased by $6,513 to $8,678 from $2,165 during the same 2012 six month period. The increase was the result of interest on the note payable to Terry Turner for severance fees.

Loss on sale of securities.  During the three and six months ended June 30, 2013, we sold a total of 14,442 and 61,942 shares of VG common stock respectively at prices ranging from $1.83 per share to $1.18 per share.  The sale of shares resulted in a cumulative realized loss of $63,885 for the three months ended March 31, 2013 and $263,937 for the six months ended June 30, 2013. We anticipate that we will sell all remaining shares of VG that we own during the quarter ending September 30, 2013.

Off balance sheet arrangements

None

Critical Accounting Policies

As of June 30, 2013 we did not have any accounting policies or practices that require significant judgment or estimation by our management.

Item 4. Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2013 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2012 on Form 10-K along with no material changes in controls, our disclosure controls and procedures were not effective as of June 30, 2013.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Subsequent events

On August 12, 2013, our Board of Directors, due to a lack of funds, terminated Tracy A. Madsen, without cause, as the Company’s President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Mr. Madsen will remain as a member of the Board of Directors. Mr. Madsen agreed to forfeit any salary accrued during the period June 1, 2013 through August 12, 2013.

On August 12, 2013, Mr. Madsen also entered into a contract to serve as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on a contract basis through his company Avcon Services, Inc.  Avcon Services, inc. will be paid $2,000 base per month plus expenses.  Mr. Madsen has served as the Company’s Chief Executive Officer since June 27, 2012 and Chief Financial Officer, Secretary and Treasurer since February 13, 2003. The company agreed to pay Avcon the $2,000 agreed upon monthly rate for the period June 1, 2013 through August 12, 2013.

On August 12, 2013, in accordance with the termination of Tracy A. Madsen as the Company’s President and Chief Executive Officer, the Company executed a Promissory Note and Security Agreement in the amount of $266,666.67 in favor of Mr. Madsen.  Mr. Madsen agreed to accept the Promissory Note in lieu of payment of severance due to him within 60 days after his termination.  The Promissory Note matures August 11, 2014 and is subject to acceleration upon the occurrence of certain events listed therein.  The Promissory Note carries an interest rate of 5% and is secured by the Company’s Gold Bar Mill property located in Eureka, Nevada.

Item 6.                      Exhibits:

Exhibits required by Item 601 of Regulation S-K:

10.1           Contractors Agreement between Golden Eagle International, Inc. and Avcon Services, Inc. on behalf ofTracy A. Madsen

10.2           $266,666.67 Promissory Note and Security Agreement in favor of Tracy A. Madsen

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

GOLDEN EAGLE INTERNATIONAL, INC.
(Golden Eagle)

August 14, 2013	/s/ Tracy A. Madsen
Tracy A. Madsen
President, Principal Executive Officer and
Principal Accounting Officer

Golden Eagle International, Inc.
Balance Sheets
	(unaudited)
	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$3,602	$7,940
Marketable securities	1,274	113,918
Prepaid expenses	1,100	1,100
Total current assets	5,975	122,958

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Total property and equipment	3,980,000	3,980,000

Total Assets	$3,985,975	$4,102,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$68,365	$18,119
Notes payable	350,000	350,000
Accrued interest payable	16,205	7,527
Total current liabilities	434,571	375,646

Total Liabilities	434,571	375,646

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 and 23,366,328 issued and outstanding shares, respectively	2,336	2,336
Additional paid-in capital	64,602,865	64,602,865
Accumulated (deficit)	(61,035,549)	(60,615,500)
Accumulated other comprehensive income (loss)	(19,047)	(263,189)
Total stockholders' equity	3,551,404	3,727,312
Total Liabilities and Stockholders' Equity	$3,985,975	$4,102,958

Golden Eagle International, Inc.
Statements of Operations and Other Comprehensive Income (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administration	65,798	152,824	147,434	325,792
Depreciation and depletion	-	-	-	51

Total operating expenses	65,798	152,824	147,434	325,843

OPERATING (LOSS)	(65,798)	(152,824)	(147,434)	(325,843)

OTHER INCOME (EXPENSE)
Interest expense	(4,363)	(869)	(8,678)	(2,165)
Loss on debt extinguishment	-	(65,207)	-	(65,207)
Gain (Loss) on sale of securities	(63,885)	(36,933)	(263,937)	(92,012)

Total other (expense)	(68,248)	(103,009)	(272,615)	(159,384)

Loss before income taxes	(134,046)	(255,833)	(420,049)	(485,228)
Income taxes			-	-
NET LOSS ON CONTINUING OPERATIONS	(134,046)	(255,833)	(420,049)	(485,228)
		-
NET LOSS	(134,046)	(255,833)	(420,049)	(485,228)

Basic and diluted gain (loss) per share on continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	23,366,328	17,026,496	23,366,328	15,185,986

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	55,007	35,366.00	244,142	131,700
NET COMPREHENSIVE INCOME (LOSS)	$(79,039)	$(220,467)	$(175,908)	$(353,528)

Golden Eagle International, Inc.
Statements of Cash Flows (Unaudited)
For the Six Months Ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(420,049)	$(485,228)
Adjustments to reconcile net income (loss)
to net cash (used) by operating activities:
Officer compensation contributed	-	30,000
Stock issued for services	-	25,000
Loss on debt extinguishment	-	65,207
Depreciation	-	51
Loss on sale of marketable securities	263,937	92,012
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	-	6,019
Increase (decrease) in accounts payable	50,246	(11,873)
Increase (decrease) in accrued interest	8,678	2,166

Net cash flows (used by) operating activities	(97,187)	(276,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	92,849	130,780
Net cash flows provided by investing activities	92,850	130,780

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	66,163
Net cash flows (used in) provided by financing activities	-	66,163

NET CHANGE IN CASH	(4,338)	(79,703)

CASH - BEGINNING OF PERIOD	7,940	118,835
CASH - END OF PERIOD	$3,602	$39,132

SUPPLEMENTAL CASH FLOW INFORMATION

Preferred and common stock issued for debt	$-	$88,837.00

Cash paid for
Interest	-	-
Income taxes	-	-

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

The audited financial statements dated December 31, 2012 and the unaudited financial statements dated June 30, 2013 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements did not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would become dormant due to a lack of cash to continue any sort of operations.

Note B – Organization and Nature of Business

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through June 30, 2013, we have not recognized any impairment on the Mill.

Note C – Notes Payable

On July 27, 2012, in accordance with the termination of Terry C. Turner as the Company’s President and Chief Executive Officer, the Company executed a Promissory Note and Security Agreement in the amount of $350,000 in favor of Mr. Turner.  Mr. Turner agreed to accept the Promissory Note in lieu of payment of severance due to him within 60 days after his termination.  The Promissory Note matures on July 27, 2013 and is subject to acceleration upon the occurrence of certain events listed therein.  The Promissory Note is secured by the Company’s Gold Bar Mill property located in Eureka, Nevada.    Mr. Turner has verbally agreed to extend the maturity date of this note. Negotiations are currently in progress.

Golden Eagle International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

During the six months ended June 30, 2013 we recognized $8,678  of interest expense.

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

During the six months ended June 30, 2013, we sold a total of  61,942 VG shares with net proceeds of  $92,849.  As of June 30, 2013, we had 3,528 shares of VG remaining for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of June 30, 2013, the market price for VG shares was $.361per share.