Form 10-Q
period 2013-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2013-11-14
CIK 869531

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended

September 30, 2013

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
                                                                                        |_| Yes  |X|  No

At  November 11, 2013, there were 23,366,328 shares of Company common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited Financial Statements for the three and nine months ended  September 30, 2013, are attached hereto and incorporated by reference herein.  Please refer to pages F-1 through F-5 following the signature page.

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

B.           Bolivia

As part of the sale of our Bolivian operations and assets during 2010, we received a 3% net smelter royalty on all minerals produced from the properties which may be sold, up to $3 million. The net smelter royalty will be paid to us on a quarterly basis if and when mineral production is achieved from the mining concessions previously owned by the Bolivian subsidiary, and will likely be subject to compliance with Bolivian law regarding the expatriation of capital.  Through September 30, 2013, we have not received any payment or accrual of any obligations under the net smelter return, and we have no expectation of receiving any payments in the foreseeable future.

C.	Cash and Marketable Securities

As of September 30, 2013 we held 3,528 shares of Veris Gold Corp. (“VG”) common stock.  The market price of VG stock was $.567 per share as of September 30, 2013 with a remaining total market value of $2,000.  We expect to sell the remaining shares of VG during the quarter ending December 31, 2013. However, the sale of these shares will not provide us with sufficient funds to meet all of our obligations. In order to remain a going concern we will be required to obtain other financing in the form of loans or through direct investment. We can offer no assurances that we will be successful in obtaining any additional funds. Failure to obtain other sources of financing may require us to place the company in a dormant status or liquidate any remaining assets.

Liquidity and capital resources

Going Concern

           The audited financial statements dated December 31, 2012 and the unaudited financial statements dated September 30, 2013 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements did not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Working Capital

The following table sets forth our working capital position at September 30, 2013 as compared to December 31, 2012.

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$14,083	$7,940
Marketable securities*	2,000	113,918
Prepaid expenses	1,100	1,100
Current Assets (Total)	17,183	122,958
Current Liabilities	(747,911)	(375,646)
Working Capital / (Deficit)	$(730,728)	$(252,688)

* We held 65,470 VG shares (valued at $1.74 per share) at December 31, 2012, and 3,528 VG shares (valued at $.567 per share) at September 30, 2013.

Our current liabilities as of September 30, 2013, totaled $747,911 compared to $375,646 as of December 31, 2012.  Our working capital decreased at September 30, 2013, by $478,040 from December 31, 2012 to a deficit of $(725,728) from a deficit of $(252,688).  The statement of cash flows indicates that this derived from a use of $413,373  in operating activities and was offset by $92,850 received from the sale of the VG shares.  Additional funding was provided by a note payable to a related party in exchange for $60,000 in cash and a $266,667 note payable issued to an officer of the company in lieu of a required severance payment.

Because we have no continuing active business operations, we have no revenues from operations and our on-going cash flow commitments are related primarily to our office lease, salaries, accounting and legal expenses associated with maintaining our status as a company reporting under the Exchange Act. Inasmuch as we have no revenues, we can expect our working capital and available cash and other liquid assets to continue to decrease as we pay our corporate obligations.  We have no prospects at the current time of generating any revenues from operations. We do not have sufficient funds available to continue as a going concern past December 2013. In order to remain a going concern, we will be required to raise additional funds through debt or stock sales which we cannot guarantee we will be able to do.

We expect to continue to focus our efforts on identifying and executing upon a strategic transaction with respect to the Gold Bar Mill.  However, to date we have not been able to execute upon such a transaction or otherwise engage in any revenue producing activities with respect to the Gold Bar Mill.

Results of Operations

Three and nine Months Ended September 30, 2013

The following sets forth certain information regarding our results of operations for the three and nine month period ended September 30, 2013, compared with the same period in 2012.

General and administrative expenses. General and administrative expenses for the three month period ended September 30, 2013 decreased by $65,646 to $26,877  from $92, 523 during the same 2012 three month period. General and administrative expenses for the nine month period ended September 30, 2013 decreased by $244,004 to $174,311  from $418,315 during the same 2012 nine month period. This decrease was primarily the result of a decrease in wages due to the severance of our Chief Executive Officer as a full time employee during the three month period ended September 30, 2013 and other severe austerity measures put into place during the periods.

Severance fees.  Severance Fees for the three and nine month period decreased from $350,000 during the 2012 periods to $266,667 during the same 2013 periods. On August 12, 2013, our Board of Directors, due to a lack of funds, terminated Tracy A. Madsen, without cause, as the Company’s President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Mr. Madsen will remain as a member of the Board of Directors. Mr. Madsen agreed to forfeit any salary accrued during the period June 1, 2013 through August 12, 2013.  In accordance with Mr. Madsen's employment agreement, we were required to pay him a severance fee of $266,667. As we did not have sufficient cash to pay this fee, we executed a Promissory Note and Security Agreement in the amount of $266,666.67 in favor of Mr. Madsen.  Mr. Madsen agreed to accept the Promissory Note in lieu of payment of severance due to him. During the three month period ended September 30, 2012 a similar arrangement was entered into with our previous Chief Executive officer. We do not have any other employment contracts in place which would necessitate severance fees being paid.

Interest Expense.  Interest expense for the three month period ended September 30, 2013, increased by $4,329 to $9,316 from $4,987 during the same 2012 three month period. Interest expense for the nine month period ended September 30, 2013, increased by $10,842 to $17,994 from $7,152 during the same 2012 nine month period. The increase was the result of interest on the note payable to our Chief Executive Officer and previous Chief Executive Officer that were entered into as payment for severance fees.

Loss on sale of securities.  During the three month period ended September 30, 2013 we did not sell any shares of marketable securities. During the nine months ended September 30, 2013, we sold a total of 61,942 shares of VG common stock at prices ranging from $1.83 per share to $1.18 per share.  We anticipate that we will sell all remaining shares of VG that we own during the quarter ending December 31, 2013.

Off balance sheet arrangements

None

Critical Accounting Policies

As of September 30, 2013 we did not have any accounting policies or practices that require significant judgment or estimation by our management.

Item 4. Controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2013 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, because of the material weakness identified in our disclosure controls described in our annual report for the year ended December 31, 2012 on Form 10-K along with no material changes in controls, our disclosure controls and procedures were not effective as of September 30, 2013.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits:

Exhibits required by Item 601 of Regulation S-K:

10.1	Incorporated by reference - Contractors Agreement between Golden Eagle International, Inc. and Avcon Services, Inc. on behalf of Tracy A. Madsen

10.2	Incorporated by reference - 5% Promissory Note and Security Agreement in favor of Tracy A. Madsen

31.	Certifications pursuant to Rule 13a-14(a)
31.1 Certification of the Chief Executive Officer and Chief Financial Officer

32.	Certifications pursuant to 18 U.S.C. §1350.
32.1 Certification of the Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files required by Rule 405 of Regulation ST, and Item 601(101) of Regulation SK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Eagle has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2013	GOLDEN EAGLE INTERNATIONAL, INC. (Golden Eagle) /s/ Tracy A. Madsen Tracy A. Madsen President, Principal Executive Officer and Principal Accounting Officer

Golden Eagle International, Inc.
Balance Sheets
	(unaudited)
	September 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$14,083	$7,940
Marketable securities	2,000	113,918
Prepaid expenses	1,100	1,100
Total current assets	17,183	122,958

PROPERTY AND EQUIPMENT
Plant and mill - idle	3,980,000	3,980,000
Total property and equipment	3,980,000	3,980,000

Total Assets	$3,997,183	$4,102,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,723	$18,119
Notes payable, related parties	676,667	350,000
Accrued interest payable	25,521	7,527
Total current liabilities	747,912	375,646

Total Liabilities	747,912	375,646

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 and 80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 and 23,366,328 issued and outstanding shares, respectively	2,336	2,336
Additional paid-in capital	64,602,865	64,602,865
Accumulated (deficit)	(61,338,409)	(60,615,500)
Accumulated other comprehensive income (loss)	(18,321)	(263,189)
Total stockholders' equity	3,249,271	3,727,312
Total Liabilities and Stockholders' Equity	$3,997,183	$4,102,958

Golden Eagle International, Inc.
Statements of Operations and Other Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administration	26,877	92,523	174,311	418,315
Severence	266,667	350,000	266,667	350,000
Depreciation and depletion	-	-	-	51

Total operating expenses	293,544	442,523	440,978	768,366

OPERATING (LOSS)	(293,544)	(442,523)	(440,978)	(768,366)

OTHER INCOME (EXPENSE)
Interest expense	(9,316)	(4,987)	(17,994)	(7,152)
Loss on debt extinguishment	-	-	-	(65,207)
Gain (Loss) on sale of securities	-	(34,424)	(263,937)	(126,436)

Total other (expense)	(9,316)	(39,411)	(281,931)	(198,795)

Loss before income taxes	(302,860)	(481,934)	(722,909)	(967,161)
Income taxes	-	-	-	-
NET LOSS ON CONTINUING OPERATIONS	(302,860)	(481,934)	(722,909)	(967,161)
		-
NET LOSS	(302,860)	(481,934)	(722,909)	(967,161)

Basic and diluted gain (loss) per share on continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Weighted average shares outstanding - basic and diluted	23,366,328	23,366,328	23,366,328	16,368,796

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities	727	35,366	244,869	163,549
NET COMPREHENSIVE INCOME (LOSS)	$(302,133)	$(446,568)	$(478,040)	$(803,612)

Golden Eagle International, Inc.
Statements of Cash Flows (Unaudited)
For the Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(722,909)	$(967,161)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Officer compensation contributed	-	36,783
Stock issued for services	-	25,000
Loss on debt extinguishment	-	65,207
Depreciation	-	51
Loss on sale of marketable securities	263,937	126,436
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	-	6,744
Increase (decrease) in accounts payable	27,604	9,963
Increase (decrease) in accrued interest	17,994	7,153

Net cash flows (used by) operating activities	(413,373)	(689,824)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	92,850	164,149
Net cash flows provided by investing activities	92,850	164,149

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	66,163
Notes payable, related parties	60,000	-
Promissory note in lieu of severance payment	266,667	350,000
Net cash flows (used in) provided by financing activities	326,667	416,163

NET CHANGE IN CASH	6,144	(109,512)

CASH - BEGINNING OF PERIOD	7,940	118,835
CASH - END OF PERIOD	$14,083	$9,323

SUPPLEMENTAL CASH FLOW INFORMATION

Preferred and common stock issued for debt	$-	$88,837.00

Cash paid for
Interest	-	-
Income taxes	-	-

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

The audited financial statements dated December 31, 2012 and the unaudited financial statements dated September 30, 2013 were prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the consolidated audited financial statements did not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts and it is likely that we would need to place the company in a dormant status due to a lack of cash to continue any sort of operations.

Note B - Organization and Nature of Business

The Gold Bar Mill (“Mill”), our only remaining significant non-current asset, is currently idle and has been since we acquired it in 2004.  We continue to monitor the Mill for impairment on a periodic basis or whenever circumstances arise that indicate the carrying amount of the Mill may not be recoverable.  An impairment loss is recognized when the carrying value of the Mill exceeds the estimated undiscounted future cash flows.  As of and through September 30, 2013, we have not recognized any impairment on the Mill.

Note C – Notes Payable, Related Parties

On July 27, 2012, in accordance with the termination of Terry C. Turner as the Company’s President and Chief Executive Officer, the Company executed a Promissory Note and Security Agreement in the amount of $350,000 in favor of Mr. Turner.  Mr. Turner agreed to accept the Promissory Note in lieu of payment of severance due to him within 60 days after his termination.  The Promissory Note matured on July 27, 2013 and is subject to acceleration upon the occurrence of certain events listed therein.  On October 28, 2013 we agreed with Mr. Turner to extend the maturity date of this note to July 27, 2014.  The Promissory Note is secured by the Company’s Gold Bar Mill property located in Eureka, Nevada.

Golden Eagle International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

On August 12, 2013, in accordance with the termination of  Tracy A. Madsen as the Company’s President and Chief Executive Officer, the Company executed a Promissory Note and Security Agreement in the amount of $266,666.67 in favor of Mr. Madsen.  Mr. Madsen agreed to accept the Promissory Note in lieu of payment of severance due to him within 60 days after his termination.  The Promissory Note matures August 11, 2014 and is subject to acceleration upon the occurrence of certain events listed therein.  The Promissory Note carries an interest rate of 5% and is secured by the Company’s Gold Bar Mill property located in Eureka, Nevada.    On October 28, 2013 we amended the promissory note with Mr. Madsen to begin accruing interest as of June 1, 2013

On August 2, 2013 we entered into a promissory note with Gulf Coast Capital, a related party, in the amount of $60,000 in exchange for cash which we are using for general and administrative purposes. This note bears an interest rate of 5% and matures on December 31, 2013.

During the nine months ended September 30, 2013 we recognized $17,994 of interest expense.

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

During the nine months ended September 30, 2013, we sold a total of  61,942 VG shares with gross proceeds of  $94,812.  As of September 30, 2013, we had 3,528 shares of VG remaining for sale. Subsequent adjustments to the fair value of the shares are reflected in the carrying amount as of the balance sheet date, and fluctuations in the fair value affect other comprehensive income.  As of September 30, 2013, the market price for VG shares was $.567 per share.