Form 10-Q
period 2014-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2015-11-09
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

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

GOLDEN EAGLE INTERNATIONAL, INC.

November 9, 2015	By:	/s/ Mark Bogani
Mark Bogani, Principal Executive Officer

	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer