Form 10-Q
period 2015-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2015-12-01
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2015

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