Form 10-Q
period 2016-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2016-05-05
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,376,688 shares of common stock as of May 3, 2016.

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

GOLDEN EAGLE INTERNATIONAL, INC.

May 3, 2016	By:	/s/ Mark Bogani
Mark Bogani, Principal Executive Officer

	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer