Form 10-K
period 2013-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-03-27
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23726

GOLDEN EAGLE INTERNATIONAL, INC.
 (Name of Small Business Issuer in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

1 Park Plaza, Suite 600 Irvine, CA	92614
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (949) 627-8977
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2013, was approximately $120,000.

As of December 31, 2016, the Company had 159,883,328 outstanding shares of common stock.

Documents incorporated by reference:     None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "predicts," "potential," "believes," "seeks," "hopes," "estimates," "should," "may," "will," "with a view to" and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1.  Business

Throughout this Annual Report on Form 10-K Golden Eagle International, Inc. is referred to as "we," "our," "us," the "Company," or "Golden Eagle."

The Company was formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp.  On February 2, 1995, the Company changed its name to Golden Eagle International, Inc.

In 2004, the Company purchased the 3,500 to 4,500 ton-per-day Gold Bar Mill, which is located 25 miles northwest of Eureka, Nevada.  Initially, the Company's plan was to disassemble the mill and transport it to Bolivia to be reconstructed on mineral properties formally owned by the Company.  However, due to the costs associated with disassembling and transporting the mill to Bolivia, the Company determined that the best course of action was to leave the mill in place and explore other options, such as processing ore for third parties which had mines in the area, or selling the mill.

Having been unsuccessful in selling the mill, or processing ore for third parties, the Company concluded the mill would not provide any meaningful value to the Company's shareholders.  Accordingly on October 30, 2015, the Company agreed to sell the mill to Gulf Coast Capital, LLC, an entity controlled by Mark Bogani, a former officer and director of the Company, in consideration for Gulf Coast assuming all of the Company's liabilities.  On July 20, 2016, the agreement relating to the sale of the Gold Bar Mill was terminated by the mutual consent of the Company and Gulf Coast Capital.

The mill was not in operation when the Company acquired it, and it has not been in operation since it was acquired by the Company.

On October 30, 2015, the Company sold 160,000 shares of its Series B Preferred stock to Gulf Coast Capital, LLC in consideration for the cancellation of debt in the amount of $1,000.  Gulf Coast Capital is controlled by Mark Bogani, who was the Company's Chief Executive Officer between October 1, 2015 and October 8, 2016.

During August and September 2016, the Company sold 4,000,000 shares of its common stock, as well as warrants to purchase an additional 6,000,000 shares of the Company's common stock, to a group of private investors for $100,000.  The warrants are exercisable at prices between $0.05 and $0.20 per share at any time between June 30, 2017 and June 30, 2019.

On October 28, 2016, the Company acquired Advantego Technologies, Inc. in exchange for 127,915,000 shares of the Company's common stock.

In connection with this acquisition, the following management changes took place on October 28, 2016:

●	Mark Bogani resigned as an officer and director of the Company;
●	Frank Grey resigned as the Company's Secretary and Treasurer;
●	Tracy Madsen resigned as a director of the Company;
●	Robert Ferguson became a director of the Company and the Company's Chief Executive Officer;
●	Fred Popke became a director of the Company and the Company's Vice President, Secretary and Treasurer; and
●	John J. Carvelli and Barry Adnams became directors of the Company.

Frank Grey remained as the Company's Principal Financial and Accounting Officer and a director.

Advantego develops software, products and related services which are designed to enable an organization to rapidly and cost effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management and lead generation.  Advantego plans to provide its software to a variety of clients, including businesses, financial institutions, real estate related entities, national franchise organizations, governmental agencies, schools and charities.

Social Media Marketing is the process of marketing through social media websites. Social media is a catch-all term for sites that may provide radically different social interactions. For instance, Twitter is a social media website designed to let people share short messages or "updates" with others.

Customer relationship management (CRM) practices, strategies and technologies are used to analyze customers' personal information, purchase history, buying preferences and concerns with the goal of improving customer retention and increasing sales. CRM systems compile information on customers across different channels -- or points of contact between the customer and the organization -- which could include the organization's website, telephone, live chat forums, direct mail, marketing materials and social media.

Lead Generation is the process of identifying potential customers for list building, e-newsletter list acquisition and sales leads.

Advantego is a California corporation formed on July 29, 2016.  As of December 30, 2016, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

Unless otherwise indicated, all references to the Company include the operations of Advantego.

On December 30, 2016, the Company transferred the Gold Bar Mill to a wholly-owned subsidiary, Quove Corporation, which the Company formed on October 31, 2016.  The Company subsequently transferred the shares of the subsidiary to a trust.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to the Company's shareholders who owned eleven or more shares of the Company's common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

On December 30, 2016, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, a former officer and director of the Company, converted a note in the principal amount of $115,000 into 4,600,000 shares of the Company's common stock.

In 2017 the Company plans to change its name to Advantego Corporation, with a corresponding change to its stock symbol.

Other Information

At December 31, 2016, the Company had two full time and no part time employees. The Company currently outsources most of its software development and marketing requirements to third parties.

The Company rents executive office space at 1 Park Plaza, Suite 600, Irvine, CA  92614 on a monthly basis.  The rent on this space ranges from $200 to $500 per month, depending on the Company's usage of this space.

The Company files its annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available at www.sec.gov.  The public may also read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

See Item 1.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the Over-the-Counter market under the trading symbol "MYNG."   The following table shows the high and low prices of our common stock during the last two years. These prices represent inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

2012	Low	High

First Quarter	$0.03	$0.079
Second Quarter	$0.03	$0.095
Third Quarter	$0.03	$0.09
Fourth Quarter	$0.01	$0.095

2013	Low	High

First Quarter	$0.01	$0.04
Second Quarter	$0.01	$0.03
Third Quarter	$0.01	$0.03
Fourth Quarter	$0.01	$0.01

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of December 31, 2016, the Company had 159,883,328 outstanding shares of common stock which were owned by 1,176 shareholders of record.  Approximately 720 shareholders own ten or less shares.  These 720 shareholders collectively own approximately 2,000 shares of the Company's common stock.  Based upon the closing market price of the Company's common stock on December 31, 2016, ($0.03 per share), ten shares were worth $0.30 and are essentially worthless.  Accordingly, the Company plans to call a special meeting of its shareholders to approve an 11-for-1 reverse split of the outstanding shares of the Company's common stock.  By eliminating approximately 720 shareholders of record whose shares do not have any practical value, the Company can greatly reduce the cost associated with mailing proxy statements and other communications to its shareholders.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.
During the two years ended December 31, 2013 and 2012, we did not generate any revenue and our only significant asset was our Gold Bar Mill which has never been in operation.

Material changes in our Statement of Operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012, are discussed below:

Increase (I)
Item	Decrease (D)	Reason

Other General and Administrative	D
The decrease is due mainly to a $20,000 reduction in insurance expense and a $10,000 decrease in payroll taxes, both of which are attributable to the termination of all officers and employees in 2013, as explained below.

Wages	D
The primary reason was a decrease in salaries due to the termination of all employees and officers.   In June of 2013 our Chief Executive Officer/Chief Financial Officer was terminated, although he did continue to serve as the only officer of the Company on a part-time consulting basis at a significantly reduced rate.  We recorded severance expenses during 2012 and 2013 as a result of the termination of company officers in accordance with their employment agreements. The decrease in 2013 was the result of a smaller severance package awarded to our Chief Executive Officer based on his years of employment.

Impairment Loss	I	We recorded an impairment loss on the Gold Bar Mill in 2013.

Interest Expense	I
As funds were not available to pay the severance expenses in cash during 2012 and 2013, notes, which carried a 5% interest rate, were issued in lieu of cash.  We recorded increased interest expenses as a result of the two severance notes payable and other notes entered into during 2013.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Our sources and (uses) of cash for the years ended December 31, 2013 and 2012 are shown below:

	2013	2012
Cash provided by (used in) operations	$(163,444)	$(820,213)
Proceeds from sale of marketable securities	93,841	293,156
Promissory note in lieu of severance payment	266,667	350,000
Loan from related party	65,000	--
Sale of common stock	--	66,162

On August 31, 2016, Terry Turner and Tracy Madsen agreed that all amounts owed to them would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.  At the time of this agreement we owed Mr. Turner $421,726 and we owed Mr. Madsen $310,027.

During August and September 2016, we sold 4,000,000 shares of our common stock, as well as warrants to purchase an additional 6,000,000 shares of our common stock, to a group of private investors for $100,000.

Other than funding our operating expenses, (expected to range between $300,000 and $500,000), we did not as of December 31, 2016, have any significant capital requirements.

Other than the foregoing, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

Other than the foregoing, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

See Note B to the financial statements included as part of this report for a description of our significant accounting policies.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

See the financial statements attached to this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Our former accountants resigned on May 6, 2015.  See our 8-K filed on November 12, 2015 for further information.

On October 16, 2016 , the Company, through and with the approval of its Board of Directors, engaged Pritchett, Siler & Hardy, PC, ("PC&H") as its independent registered public accounting firm. Prior to engaging PS&H the Company did not consult with PS&H regarding the application of accounting principles to a specific completed or contemplated transaction regarding the type of audit opinion that might be rendered by PS&H on the Company's financial statements, and PS&H did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officers and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  However, in conducting its evaluation, our Chief Executive Officer and Chief Financial Officer identified a weakness in the Company's internal control, which arises from the fact that during the year ended December 31, 2013, the Company's principal executive officers were the sole employees and also members of the Board of Directors.  Although Mark Bogani was also a Director at the time, this structure did not allow for segregation of duties or provide oversight by a Board of Directors with members other than Mr. Bogani and the officers of the Company.  The Chief Executive Officer and Chief Financial Officer believe the weakness is mitigated by the Company's limited operations with no significant transactions.  As such, our Chief Executive Officer and Chief Financial Officer do not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or deterred on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 10.  Directors, Executive Officers and Corporate Governance.

Our officers and directors are listed below.

Name	Age	Position

Robert W. Ferguson	65	Chief Executive Officer and a Director
Fred Popke	57	Vice President, Secretary, Treasurer and Director
Frank Grey	63	Principal Financial and Accounting Officer and a Director
John J. Carvelli	54	Director
Barry Adnams	57	Director

Directors are generally elected at an annual shareholders' meeting and hold office until the next annual shareholders' meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board's discretion.

The principal occupations of the Company's officers and directors during the past several years are as follows:

Robert Ferguson has been an officer and director of the Company since October 28, 2016.  Since 2001 Mr. Ferguson has been the managing member of CJBS Holdings LLC, d/b/a Integrated Strategic Solutions, a privately-owned consulting and investment company focused in technology and real estate.  Since 2011, Mr. Ferguson has been the Chairman of First Enterprise Realty Group, Inc., a licensed brokerage firm in California.

Fred Popke has been an officer and director of the Company since October 28, 2016.  Since 2009, Mr. Popke has served as the President of Real Estate Services and Technology, a firm engaged in providing custom software solutions for the real estate and financial industries.  From 2006 to 2009 Mr. Popke was the Product Director at Commerce Velocity, a firm engaged in developing and delivering enterprise-level underwriting and decisioning software for the financial industry.

Philip F. (Frank) Grey has been an officer and director of this Company since October 1, 2015.  Mr. Grey has been in the financial services industry for more than 25 years specializing in private and public equity, futures and commodities, as well as the foreign exchange markets. He has been involved in investment banking facilitating mergers and acquisitions for both private and public companies focusing on the technology and energy sectors. For the past six years, he has been a consultant to Share Agent, LLC and Securities Logistics Legal Group advising foreign companies and individuals in the complexities of U.S. and Canadian securities markets. From 2008 to 2010, Mr. Grey was employed at Velocity Capital Advisors, a company he founded to act as an introducing brokerage firm for futures, commodities and Forex trading. Prior to 2008, Mr. Grey served as Vice President of Institutional Sales for Acuvest, Inc., a futures and commodities firm located in Southern California.

John Carvelli has been a director of Golden Eagle since October 28, 2016.  Mr. Carvelli has been the Executive Vice President of the Liberty Dental Plan group of companies, a national dental benefits administrator, since 2004.  Prior to joining Liberty in 2004, John completed a multi-year project directing a hospital and integrated medical community clinic system in Los Angeles, CA.

Barry Adnams has been a director of Golden Eagle since October 28, 2016.  Mr. Adnams has been a licensed Architect since 1985.  During his professional career, Mr. Adnams has provided all types of Architecture, Design/Build, Development, Construction Management, Public Storage and Property Management services.  Mr. Adnams is a principal of Trico Capital Investments, Inc., a privately held real estate development company in Irvine, CA.  Mr. Adnams is also a principal of Hard Hat, Inc. a boutique Design-Build Construction Company, specializing in self-storage development projects and a principal of Progressive Reality Partners, Inc., a mid-size property management company.

Our directors are generally elected at our annual shareholders' meeting and hold office until the next annual shareholders' meeting, or until their successors are elected and qualified. Our executive officers are elected by our directors and serve at their discretion.

We believe that each of our directors is qualified to serve as a director for the following reasons:

Name	Reason

Robert W. Ferguson	Management experience and experience in raising capital
Fred Popke	Management experience and experience in software development
Frank Grey	Experience in raising capital
John J. Carvelli	Management experience
Barry Adnams	Management experience

John J. Carvelli and Barry Adnams, are independent directors as that term is defined in Section 803 of the NYSE MKT Company Guide.  Frank Grey acts as our financial expert.

We have not adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

Our board of directors serves as our audit and compensation committees.

Item 11.  Executive Compensation.

The following table summarizes the compensation received by our principal executive and financial officers during the two years ended December 31, 2013.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option (4)	Other Annual Compensation (5)	Total ($)

Terry C. Turner	2013	$--	$--	$--	$--	$--	$--
Chief Executive Officer	2012	$106,000	$36,783	$--	$--	$--	$142,783

Tracy A. Madsen,	2013	$--	$--	$--	$--	$-	$--
Chief Executive and	2012	$175,000	$10,314	$14,686	$--	$-	$200,000
Financial Officer

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Management Changes.

Terry C. Turner was appointed to our Board of Directors and as our President and Chief Executive Officer on February 14, 1997.

Mark Bogani was appointed to our Board of Directors on July 31, 2012.

Tracy A. Madsen was appointed as our Secretary/Treasurer and Chief Financial Officer on February 13, 2003.

On July 31, 2012 Mr. Turner was terminated as our Chief Executive Officer without cause, and Mr. Madsen became our new Chief Executive Officer.

On October 1, 2015:

●	Terry C. Turner resigned as a Director;
●	Tracy A. Madsen resigned as an Officer;
●	Mark A. Bogani was appointed as our President and Chief Executive Officer; and
●	Philip F. (Frank) Grey was appointed as our Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer, and as a Director.

In connection with the acquisition of Advantego Technologies, the following management changes took place on October 28, 2016:

●	Mark Bogani resigned as an officer and director of the Company;
●	Frank Grey resigned as the Company's Secretary and Treasurer;
●	Tracy Madsen resigned as a director of the Company;
●	Robert Ferguson became a director of the Company and the Company's Chief Executive Officer;
●	Fred Popke became a director of the Company and the Company's Vice President, Secretary and Treasurer; and
●	John J. Carvelli and Barry Adnams became directors of the Company.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors.   During the year ended December 31, 2013, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2013, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

The following shows the amounts the Company expects to pay to its officers during the twelve months ending December 31, 2017 and the amount of time these persons expect to devote to the Company.

Name	Projected Compensation	Percent of Time to be Devoted to the Company's Business

Robert W. Ferguson	$75,000	95%
Fred Popke	$75,000	95%
Philip F. (Frank) Grey	$10,000	20%

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of December 31, 2016, the shareholdings of (i) each person owning beneficially 5% or more of the Company's common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Robert W. Ferguson	51,166,000	32%
1 Park Plaza, Suite 600
Irvine, CA 92614

Name and Address	Number of Shares	Percent of Class

Fred Popke	52,445,150(1)	32.8%
1 Park Plaza, Suite 600
Irvine, CA 92614

Philip F. (Frank) Grey	--	--
2114 Ridge Plaza Dr.
Castle Rock, CO 80108

John J. Carvelli	--	--
450 Vista Roma
Newport Beach, CA 92660

Barry Adnams	--	--
6885 Alton Parkway
Suite 100
Irvine, CA 92618

Mark Bogani	15,186,939(2)	9.5%
3934 Platte Ave.
Sedalia, CO 80135

All Officers and Directors	103,611,150	64.8%
as a group (5 persons)

(1)	Includes 1,279,150 shares owned by Mr. Popke's son.
(2)	Shares are registered in the name of Gulf Coast Capital, LLC, a company controlled by Mr. Bogani.

The following table lists, as of December 31, 2016, the shareholdings of each person owning the Company's Series B preferred stock.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock.

Name and Address	Number of Shares (1)	Percent of Class

Steve Olson	30,000	13%
30-4 Woodland Hills Drive
Southgate, Kentucky 41071

Joseph Smith	25,000	10%
725 College Terrace
Niagara Falls, NY 14305

Stuart Rubin	25,000	10%
5876 N.W. 54th Circle
Coral Springs, FL 33067

Gulf Coast Capital, LLC (2)	160,000	67%
901 Venetia Bay Blvd., Suite 350
Venice, FL 34285-8041

(1)
Each Series B preferred share is convertible into one-half of a share of the Company's common stock.  However, each Series B share is entitled to 250 votes on any matter submitted to the Company's shareholders.  In contrast, each outstanding share of the Company's common stock is entitled to one vote per share.  Since the number of votes to which the Series B shares are entitled is disproportionate to the number of common shares issuable upon the conversion of the Series B shares, bringing the voting rights of the Series B preferred shares in line with the Company's common stock is considered advisable.  Accordingly, we plan to call a special meeting of the Company's shareholders to approve an amendment to the Series B preferred shares such that each Series B preferred share will be entitled to one vote per share on any matter submitted to the Company's shareholders.

(2)	Gulf Coast Capital is controlled by Mark Bogani, an officer and a director of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2013 we owed Terry Turner, a former officer and Director, $375,027, including $25,027 in accrued interest, pursuant to a 5% promissory note for severance pay owed to Mr. Turner. On August 31, 2016, Mr. Turner agreed that all amounts we owed to Mr. Turner would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.

As of December 31, 2013 we owed Tracy Madsen, a former officer and Director, $274,448, including $7,781 in accrued interest, pursuant to a 5% promissory note for severance pay owed to Mr. Madsen. On August 31, 2016, Mr. Madsen agreed that all amounts we owed to Mr. Madsen would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.

As of December 31, 2013, we owed Gulf Coast Capital, a Company owned by Mark Bogani, a former officer and Director, $66,299, including $1,299 in accrued interest, pursuant to a 5% promissory note that is currently in default.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent totaling $5,844 and $3,215 respectively, during the years ended December 31, 2013 and 2012. The amounts owing to the transfer agent as of December 31, 2013 and 2012, were $5,594 and $345 respectively.

On August 12, 2013, our employment arrangement with Tracy Madsen was modified in that Mr. Madsen would continue to perform CFO services for us as a contractor through Avcon Services, a company owned by Mr. Madsen, rather than as an employee.  We incurred $20,000 in fees with Avcon Services during 2013 and owed Avcon $0 at December 31, 2013.

In connection with the our acquisition of Advantego by the Company, as discussed in Item 1 of this report, the following persons received shares of our common stock in the amounts shown below:

Number of
Name	Shares Received

Robert W. Ferguson	51,166,000
Fred Popke	51,166,000

Prior to our acquisition of Advantego Technologies in October 2016, we shared certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner, one of our prior officers and directors.  Crown Law Ltd. deposited funds with us against which we applied their portion of rent, utilities and other expenses as we incurred these expenses. As of December 31, 2013 and 2012, we owed Crown Law Ltd. $24,112 and $9,565, respectively.

Item 14.  Principal Accountant Fees and Services.

Ingenium Accounting Associates audited our financial statements for the year ended December 31, 2012. The following shows the amount of fees we incurred with Ingenium Accounting Associates for the years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees	$19,796	$24,178
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
	$19,796	$24,178

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and reviews of our quarterly financial statements.

Audit-related fees represent amounts billed for consents related to regulatory filings, audit/review of financial statements included in our registration statements filed with the Securities and Exchange Commission, and consulting related to the implementation of accounting standards.

Pritchett, Siler & Hardy, PC audited our financial statements for the year ended December 31, 2013.  Pritchett, Siler did not bill us for any fees during the year ended December 31, 2013 since we did not engage Pritchett, Siler until 2016.

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit
Number	Description

3.1	Articles of Incorporation. (1)
3.1.2	Certificate of Designation for the Series B Preferred Stock. (2)
3.1.3	Articles of Amendment (3)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from our 8-K report dated December 29, 2006.
(3)	Incorporated by reference from our 8-K report dated September 14, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 1, 2013
To the Board of Directors and
 Stockholders of Golden Eagle International, Inc.

We have audited the accompanying balance sheet of Golden Eagle International, Inc. ("Company") as of December 31, 2012, and the related statement of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2012. Golden Eagle International's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Eagle International, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, had limited marketable securities it could liquidate, and had negative operating cash flows. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Ingenium Accounting Associates
Ingenium Accounting Associates
Reno, NV

4755 Caughlin Parkway, Suite A • Reno, NV 89519
Office (775) 827-2312   Fax (775) 827-1774   info@IngeniumCPA.com

PRITCHETT,SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Golden Eagle International, Inc.
Sedalia, CO

We have audited the accompanying balance sheet of Golden Eagle International, Inc. (the Company) as of December 31, 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note A.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
February 23, 2017

Golden Eagle International, Inc.
Balance Sheets
As of December 31, 2013 and 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	3,337	7,940
Marketable securities, available-for-sale	-	113,918
Prepaid expenses	1,100	1,100
Total current assets	4,437	122,958

PROPERTY AND EQUIPMENT
Plant and mill - idle	350,000	3,980,000
Total property and equipment	350,000	3,980,000

Total Assets	354,437	4,102,958

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	11,639	8,209
Accounts payable - related party	29,706	9,910
Notes payable - related parties	681,667	350,000
Accrued interest payable - related parties	34,107	7,527
Total current liabilities	757,119	375,646

Total Liabilities	757,119	375,646

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 issued and outstanding shares	2,336	2,336
Additional paid-in capital	64,602,865	64,602,865
Accumulated (deficit)	(65,008,683)	(60,615,500)
Accumulated other comprehensive income (loss)	-	(263,189)
Total stockholders' equity (deficit)	(402,682)	3,727,312
Total Liabilities and Stockholder's Equity (Deficit)	354,437	4,102,958

The accompanying notes are an integral part of these financial statements

Golden Eagle International, Inc.
Statements of Operation and Other Comprehensive Income (Loss)
For the Years Ended December 31, 2013 and 2012

	2013	2012

REVENUES	$-	$-

OPERATING EXPENSES
Other general and administrative	102,337	148,946
Wages	351,000	695,883

Total operating expenses	453,337	844,829

OPERATING (LOSS)	(453,337)	(844,829)

OTHER INCOME (EXPENSE)
Impairment loss	(3,630,000)	-
Interest expense	(26,580)	(4,630)
Loss on debt extinguishment	-	(65,207)
Loss on sale of securities	(283,266)	(241,141)

Total other income (expense)	(3,939,846)	(310,978)

Loss before income taxes	(4,393,183)	(1,155,807)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(4,393,183)	(1,155,807)

NET LOSS	(4,393,183)	(1,155,807)

Basic and diluted (loss) per share on continuing operations	$(0.19)	$(0.06)
Weighted average shares outstanding - basic and diluted	23,366,328	19,616,651

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities	263,189	180,866
NET COMPREHENSIVE INCOME (LOSS)	$(4,129,994)	$(974,941)

 The accompanying notes are an integral part of these financial statements

Golden Eagle International, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012
	December 31,	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,393,183)	$(1,155,807)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Officer compensation contributed	-	36,783
Non cash compensation	266,667	25,000
Loss on debt extinguishment	-	65,207
Depreciation	-	51
Loss on sale of marketable securities	283,266	241,141
Impairment loss	3,630,000	-
Changes in operating assets and liabilities
Decrease in accounts receivable	-	6,744
Increase (decrease) in accounts payable	3,430	(35,036)
Increase in accounts payable - related party	19,796	9,910
Increase (decrease) in accrued interest - related parties	26,580	(14,206)

Net cash flows (used by) operating activities	(163,444)	(820,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	93,841	293,156

Net cash flows provided by investing activities	93,841	293,156

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	66,162
Proceeds from notes payable - related party	65,000	-
Note payable issued in lieu of severance pay	-	350,000

Net cash flows provided by financing activities	65,000	416,162

NET CHANGE IN CASH	(4,603)	(110,895)

CASH - BEGINNING OF PERIOD	7,940	118,835
CASH - END OF PERIOD	$3,337	$7,940

SUPPLEMENTAL CASH FLOW INFORMATION
Preferred and common stock issued for debt	-	83,838
Note payable issued in lieu of severance pay	266,667	-

Cash paid for
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements

Golden Eagle International, Inc.
Statement of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
For the Years Ended December 31, 2013 and December 31, 2012

					Additional		Comprehensive
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Total

Balance at December 31, 2011	80,000	$800	14,625,044	$1,462	$64,337,063	$(59,459,693)	$(444,055)	$4,435,577

Stock issued for interest and debt	-	-	4,657,626	466	83,372	-	-	83,838
Stock issued for service	-	-	407,950	41	14,645	-	-	14,686
Stock issued for cash	-	-	3,675,708	367	65,795	-	-	66,162
Discount on debentures	-	-	-	-	65,207	-	-	65,207
Forgiveness of debt-contribution by officer / shareholder	-	-	-	-	36,783	-	-	36,783
Net loss	-	-	-	-	-	(1,155,807)	-	(1,155,807)
Other comprehensive income	-	-	-	-	-	-	180,866	180,866

Balance at December 31, 2012	80,000	$800	23,366,328	$2,336	$64,602,865	$(60,615,500)	$(263,189)	$3,727,312

Net loss	-	-	-	-	-	(4,393,183)	-	(4,393,183)
Other comprehensive income	-	-	-	-	-	-	263,189	263,189

Balance at December 31, 2013	80,000	$800	23,366,328	$2,336	$64,602,865	$(65,008,683)	$-	$402,682

 The accompanying notes are an integral part of these financial statements

Golden Eagle International, Inc.
Notes to Financial Statements
Years Ended December 31, 2013 and 2012

Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. ("we," "us," or "Golden Eagle") was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, we were engaged in contract gold milling operations in the state of Nevada in the United States.

We have not had any business operations since we disposed of our wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time we had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary.

We currently own the Gold Bar Mill (the "Mill") in Eureka, Nevada which is not currently in operation and which will require a significant expenditure to rehabilitate should we choose to do so.  Although we have been attempting to seek value for our investment in the Gold Bar Mill since its acquisition in 2004, we have not been able to obtain the financing necessary to rehabilitate the Mill or enter into a joint venture or other business arrangement with respect to the Mill.

Going Concern

The financial statements for the years ended December 31, 2013 and 2012 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Should we be unable to sell the Gold Bar Mill or enter into a joint venture or merger arrangement with another party, it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts.

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

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.  Related Party Payables have been segregated from trade Accounts Payable on the Balance Sheets and Statements of Cash Flows.  Additionally, in the Statements of Operations, Depreciation Expense has been combined with Other General and Administrative Expenses, and Wages have been segregated, as they comprise the majority of Operating Expenses.

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

The carrying amounts reported in the balance sheets for cash, marketable securities, and current liabilities are at cost which approximates their fair value due to their short-term nature.

As part of our August 2010 settlement with Queenstake Resources we obtained 2,000,000 shares of common stock of Queenstake's parent company, Yukon Nevada Gold Corp. ("YNG"). On October 9, 2012, Yukon Nevada Gold Corp. commenced trading on the Toronto Stock Exchange under the name Veris Gold Corp. with the symbol VG. On that same date, Veris Gold Corp. instituted a 10 for 1 reverse split of its common shares. All numbers for Veris Gold Corp./Yukon Nevada Gold Corp. in these financial statements are based on a post reverse price and quantity. In these financial statements Yukon Nevada Gold Corp./Veris Gold Corp. will be referred to as Veris Gold and or VG.

These securities, classified as available for sale, are our only financial instrument that is measured at fair value on a recurring basis. At December 31, 2013, we held 0 shares of VG and the fair value of these shares, using level 1 inputs, was $0.

Since the securities are classified as available for sale, we recognize realized gains / losses and declines in value of the securities deemed to be other than temporary in earnings.  Unrealized gains / losses are recognized as a component of other comprehensive income.  For the year ended December 31, 2012 we recognized an unrealized gain of $180,866 on our VG common stock holdings.  For the year ended December 31, 2013 we recognized an unrealized gain of $263,189 on our VG common stock holdings, and a $283,266 loss on the sale of our investment in VG, resulting in $0 remaining unrealized gains / losses in accumulated other comprehensive income / loss at December 31, 2013.

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

At December 31, 2013 and 2012 we owned a Mill located near Eureka, Nevada.  The Mill has been idle since acquisition; therefore, no depreciation expense has been recognized on the Mill.  Our other fixed assets were fully depreciated during 2012, thus we had $0 and $51 depreciation expense during 2013 and 2012, respectively.

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on a discounted cash flow basis.

During 2013 we determined that the value of the Mill was less than the amount of the Mill reflected in our Balance Sheet.  As a result of unsuccessful attempts to sell the Mill and based on valuation assessments from outside sources, the carrying amount of the Mill was reduced from $3,980,000 to $350,000, and we recognized an impairment loss during 2013 of $3,630,000.

For the year ended December 31, 2012 we did not recognize any impairment charges.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2013 and 2012 the inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,

	2013	2012

Basic weighted average shares outstanding	23,366,328	19,616,651
Series B preferred conversion	40,000	40,000
Stock options	--	258,182
Total fully diluted weighted average shares outstanding	23, 406,328	19,914,833

Income Taxes

Income taxes are accounted for under the liability method. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statements for assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.

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

Note C – Loans and Notes Payable, Related Parties

We have related party debt obligations outstanding at December 31, 2013 and 2012 as follows:

	2013	2012
Note payable to Terry Turner with an interest rate of 5% that originally matured on July 27, 2013 but was extended to July 27, 2014. This note was entered into in lieu of a severance payment due to Mr. Turner in accordance with his employment agreement. On August 31, 2016, the Company and Mr. Turner agreed to satisfy outstanding principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Turner was issued 1,000 shares of the Company's stock in June 2016.  The note is collateralized by the Company's interest in the Gold Bar Mill.  As of December 31, 2013, there was $25,027 in accrued interest outstanding on this note.
	$350,000	$350,000

Note payable to Tracy Madsen with an interest rate of 5% that originally matured on August 11, 2014. This note was entered into in lieu of a severance payment due to Mr. Madsen in accordance with his employment agreement. On August 31, 2016, the Company and Mr. Madsen agreed to satisfy outstanding principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Madsen was issued 1,000 shares of the Company's stock in June 2016.  The note is collateralized by the Company's interest in the Gold Bar Mill.  As of December 31, 2013, there was $7,781 in accrued interest outstanding on this note.
	$266,667	$-

Uncollateralized Note Payable to Gulf Coast Capital with an interest rate of 5% that matured on December 31, 2013. As of December 31, 2013, there was $1,299 in accrued interest outstanding on this note, which is in default.	$65,000	$-

Total Notes Payable, Related Parties	$681,667	$350,000

Note D– Stock Based Compensation

As part of certain employment agreements, we have issued stock options. These are generally approved by the Board of Directors. The exercise price is set by the average closing price of our stock the ten days prior to approval and the grant date fair value is estimated using a Black Scholes pricing model with the following assumptions:

Volatility	=	225%
Expected term	=	3 years
Dividend yield	=	0
Risk free rate	=	.30%

The following table represents the option activity for the periods presented:

Number of Options

Balance 12/31/11	410,201
Granted	-
Exercised	-
(Forfeited/expired)	(152,019)
Balance 12/31/12	258,182
Granted	-
Exercised	-
(Forfeited/expired)	(258,182)
Balance 12/31/13	-

As of December 31, 2012, all of the options were vested and exercisable with a weighted average exercise price of $.68 and remaining terms between 2 weeks and 7 months. During 2013, the outstanding options either expired or were forfeited.  The total intrinsic value of the options outstanding as of December 31, 2013 was $0.

Note E – Stockholders' Equity

Common Stock

During the year ended December 31, 2012 we issued a total of 4,657,626 shares of our common stock with a fair value at date of issuance of $149,044 to satisfy principal and accrued interest in the amount of $83,838. Accordingly, we recognized a $65,207 loss on settlement of this debt.

Additionally, during 2012 we issued 3,675,708 shares of our common stock for cash consideration at a price of $.018 per share for total proceeds of $66,162.

During 2012, we also issued 407,950 shares of common stock for services at a price of $0.036 per share for total consideration of $14,686.

Preferred stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of December 31, 2013, 4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, of which 80,000 were issued and outstanding.  These 80,000 Series B shares are convertible at our option into 40,000 common shares.

Note F – Related Party Transactions

See Note C for information concerning loans from Related Parties.

An entity controlled by Mark Bogani, a Director, provided consulting services, as it relates to stock transfer services, in the amount of $5,844 and $3,215 during the years ended December 31, 2013 and 2012, respectively. The amounts owing, as at December 31, 2013 and 2012, were $5,594 and $345, respectively.

We share certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner, our Chairman of the Board of Directors. Crown Law Ltd. deposits funds with us against which we apply their portion of rent, utilities and other expenses as we incur these expenses. As of December 31, 2013 and 2012, we owed Crown Law Ltd. $24,112 and $9,565, respectively.

On August 12, 2013, our employment arrangement with Tracy Madsen was modified in that Mr. Madsen would continue to perform CFO services for us as a contractor through Avcon Services, a company owned by Mr. Madsen, rather than as an employee.  We incurred $20,000 in fees with Avcon Services during 2013 and owed Avcon $0 at December 31, 2013.

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

Deferred tax assets and valuation allowance at December 31, 2013 and 2012:

Deferred tax assets:	2013(1)	2012
Unexercised stock options	$-	$38,000
Net operating loss carry forward	4,682,000	4,384,000
Valuation allowance	(4,682,000)	(4,422,000)
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $13,769,511 and $13,006,328 at December 31, 2013 and 2012, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years-ended December 31, 2013 and 2012, respectively as follows:

	2013		2012

Provision (benefit) at US statutory rate of 34%		$(1,494,000)	$(494,000)
Permanent differences		1,234,000	264,000
True-up of prior year NOL		-	1,895,000
Increase (decrease) in valuation allowance		260,000	(1,665,000)
Ending Balance	$		$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2013, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013, and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010 through the present.

Note H – Subsequent Events

Stock Issuances

On October 30, 2015, we issued 160,000 shares of our Series B Preferred stock to Gulf Coast Capital, LLC in consideration for the cancellation of debt in the amount of $1,000.  Gulf Coast Capital is controlled by Mark Bogani, who was our Chief Executive Officer between October 1, 2015 and October 8, 2016.

During August and September 2016, we sold 4,000,000 shares of our common stock, as well as warrants to purchase an additional 6,000,000 shares of our common stock, to a group of private investors for $100,000.  The warrants are exercisable at a prices between $0.05 and $0.20 per share at any time between June 30, 2017 and June 30, 2019.

On December 30, 2016, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, one of our former officers and directors, converted a note in the principal amount of $115,000 into 4,600,000 shares of our common stock.

Notes Payable

Terry Turner lent the Company the following:

Date	Amount

3/20/14	$20,000
7/10/14	20,000
12/11/14	5,500
7/28/15	10,000
11/30/15	16,112
Principal	71,612
Interest	3,832
Total	$75,444

These individual amounts had been accruing interest at 5%, and on December 31, 2015, the outstanding amounts were consolidated into a single convertible note also bearing interest at 5%.  The note and accrued interest, or any portion thereof, were convertible at the option of Mr. Turner, into the Company's common stock at a price equal to 50% of the stock's closing price for the 10 days prior to Turner's notice of conversion.  Also on December 31, 2015, Mr. Turner assigned the note to a related party Gulf Coast Capital, a company owned by the Company's then-officer/director, Mark Bogani.

Gulf Coast Capital lent (or was assigned) the Company the following:

Date	Amount

8/2/13	$60,000
10/7/13	5,000
10/22/14	5,500
12/31/15	75,444	(received by assignment from Terry Turner as noted above)
12/31/15	4,000
Principal	149,944
Interest	10,639
Total	$160,583

These individual amounts had been accruing interest at 5%, and on September 30, 2016, the outstanding amounts were consolidated into a single convertible note bearing interest at 5%.  The note and accrued interest, or any portion thereof, were convertible at the option of Gulf Coast Capital into the Company's common stock at a price equal to 50% of the stock's closing price for the 10 days prior to the notice of conversion.

On December 31, 2015, the Company executed a Consolidated Convertible Promissory Note with Avcon Services, a company owned by Tracy Madsen.  The principal amount of $30,500 represented an accumulation of monthly expenses incurred with Avcon during 2014 and 2015.  Interest had been accruing at 5%, was to continue accruing until converted or repaid, and totaled $1,529 at December 31, 2015, resulting in total payable amount of $32,029.  At the option of Mr. Madsen, the note and accrued interest, or any part thereof, were convertible into shares of the Company's common stock at a price equal to 50% of the stock's closing price for the 10 days prior to the notice of conversion.

On September 22, 2016, the Company received $50,000 from an unrelated party, and executed a Convertible Note, which bears interest at 6% and has a maturity date of September 22, 2017.  At the option of the noteholder, the principal and accrued interest, in whole or in $100 portions, are convertible into the amount of principal plus accrued interest divided by $.025.  With $0 accrued interest, this computes to 2,000,000 shares of the Company's common stock, which will increase ratably as interest accrues over time.

Business Combination

On October 28, 2016, we acquired Advantego Technologies, Inc. ("Advantego") in exchange for 127,915,000 shares of our common stock. Advantego develops software products and related services which are designed to enable an organization to rapidly and cost effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.  Advantego is a California corporation formed on July 29, 2016.  As of December 30, 2016, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

In connection with this acquisition, the following management changes took place on October 28, 2016:

●	Mark Bogani resigned as an officer and director;
●	Frank Grey resigned as our Secretary and Treasurer;
●	Tracy Madsen resigned as a director;
●	Robert Ferguson became a director and our Chief Executive Officer;
●	Fred Popke became a director and our Vice President, Secretary and Treasurer; and
●	John J. Carvelli and Barry Adnams became directors.

Frank Grey remained as our Principal Financial and Accounting Officer and a director.

On December 30, 2016, we transferred the Gold Bar mill and its associated liabilities to a wholly-owned subsidiary Quove Corporation, which we formed on October 31, 2016.  We subsequently transferred the shares of the subsidiary to a trust.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to our shareholders who owned eleven or more shares of our common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

Dated: March 24, 2017	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	March 24, 2017
Robert W. Ferguson

/s/ Philip F. (Frank) Grey	Principal Financial and Accounting Officer and a Director	March 23, 2017
Philip F. (Frank) Grey

/s/ Fred Popke	Director	March 23, 2017
Fred Popke

/s/ John J. Carvelli	Director	March 23, 2017
John J. Carvelli

/s/ Barry Adnams	Director	March 23, 2017
Barry Adnams