Form 10-Q
period 2016-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-04-05
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2016

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 159,883,328 shares of common stock as of March 31, 2017.

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

GOLDEN EAGLE INTERNATIONAL, INC.

April 5, 2017	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer