Form 10-K
period 2014-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-08-03
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2014, was approximately $119,726.

As of July 27, 2017, the Company had 159,883,328 outstanding shares of common stock.

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

Item 1.  Business

Throughout this Annual Report on Form 10-K Golden Eagle International, Inc. is referred to as "we," "our," "us," the "Company," or "Golden Eagle".

The Company was formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp.  On February 2, 1995, the Company changed its name to Golden Eagle International, Inc.

In 2004, the Company purchased the 3,500 to 4,500 ton-per-day Gold Bar mill which is located 25 miles northwest of Eureka, Nevada.  Initially, the Company's plan was to disassemble the mill and transport it to Bolivia to be reconstructed on mineral properties formally owned by the Company.  However, due to the costs associated with disassembling and transporting the mill to Bolivia, the Company determined that the best course of action was to leave the mill in place and explore other options, such as processing ore for third parties which had mines in the area, or selling the mill.

Having been unsuccessful in selling the mill, or processing ore for third parties, the Company concluded the mill would not provide any meaningful value to the Company's shareholders.  Accordingly, on October 30, 2015, the Company agreed to sell the mill to Gulf Coast Capital, LLC, an entity controlled by Mark Bogani, a former officer and director of the Company, in consideration for Gulf Coast assuming all of the Company's liabilities.  On July 20, 2016, the agreement relating to the sale of the Gold Bar Mill was terminated by the mutual consent of the Company and Gulf Coast Capital.

The mill was not in operation when the Company acquired it, and it has not been in operation since it was acquired by the Company.

On October 30, 2015, the Company issued 160,000 shares of its Series B Preferred stock to Gulf Coast Capital, LLC in satisfaction of related party debt in the amount of $1,000.  Gulf Coast Capital is controlled by Mark Bogani, who was the Company's Chief Executive Officer between October 1, 2015 and October 8, 2016.

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

Customer relationship management (CRM) practices, strategies and technologies are used to analyze customer personal information, purchase history, buying preferences and concerns with the goal of improving customer retention and increasing sales. CRM systems compile information on customers across different channels -- or points of contact between the customer and the organization -- which could include the organization's website, telephone, live chat forums, direct mail, marketing materials and social media.

Lead Generation is the process of identifying potential customers for list building, e-newsletter list acquisition and sales leads.

Advantego is a California corporation formed on July 29, 2016.  As of December 31, 2016, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

Unless otherwise indicated, all references to the Company include the operations of Advantego.

On December 30, 2016, the Company transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen - to its wholly-owned subsidiary, Quove Corporation, which the Company formed on October 31, 2016.  The Company subsequently transferred the shares of the subsidiary to a trust.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to the Company's shareholders who owned eleven or more shares of the Company's common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

On December 30, 2016, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, a former officer and director of the Company, converted a note in the principal amount of $115,000 into 4,600,000 shares of the Company's common stock.

In 2017 the Company plans to change its name to Advantego Corporation, with a corresponding change to its stock symbol.

Other Information

At July 27, 2017, the Company had two full time and no part time employees.  The Company currently outsources most of its software development and marketing requirements to third parties.

The Company rents executive office space at 1 Park Plaza, Suite 600, Irvine, CA  92614 on a monthly basis.  The rent on this space ranges from $200 to $500 per month, depending on the Company's usage of this space.

Virtual Office software and VOIP phone services enable the Company's employees, contracted service providers and partners to "work from anywhere" while being centrally connected.

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

2013	Low	High

First Quarter	$0.01	$0.04
Second Quarter	$0.01	$0.03
Third Quarter	$0.01	$0.03
Fourth Quarter	$0.01	$0.01

2014	Low	High

First Quarter	$0.01	$0.02
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

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

As of July 27, 2017, the Company had 159,883,328 outstanding shares of common stock which were owned by 1,176 shareholders of record.  Approximately 720 shareholders own ten or less shares.  These 720 shareholders collectively own approximately 2,000 shares of the Company's common stock.  Based upon the closing price of the Company's common stock on July 27, 2017, ($0.06 per share), ten shares were worth $0.60 and are essentially worthless.  Accordingly, the Company plans to call a special meeting of its shareholders to approve an 11-for-1 reverse split of the outstanding shares of the Company's common stock.  By eliminating approximately 720 shareholders of record whose shares do not have any practical value, the Company can greatly reduce the cost associated with mailing proxy statements and other communications to its shareholders.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2014 and 2013, we did not generate any revenue and our only significant asset was our Gold Bar Mill which has never been in operation.

Material changes in our Statement of Operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

General and Administrative	D
We recorded a decrease in General and Administrative expenses of $50,056 as a result of the cessation of all business activities other than company maintenance and attempts to sell the Gold Bar Mill. Office expenses were shared with other organizations.  Professional fees decreased by $20,700 due to the Company suspending its SEC filings during 2014.  Payroll taxes and management insurance benefits decreased by $6,642 and $8,914, respectively, due to the absence of wages as explained below.

Wages	D
During 2013 our CFO was terminated, although he continued to serve as the Company's sole officer on a part-time consulting basis.  He earned wages and severance pay totaling $350,000 during 2013 according to his compensation arrangement.  The Company had no employees during 2014, and thus no wages.

Loss on sale of securities	D	All marketing securities we owned were sold during 2014 and prior years. No marketing securities were hled or sold during 2014.

Impairment Loss	D	We recorded an impairment loss in 2013. No additional impairment was recorded during 2014.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Our sources and (uses) of cash for the years ended December 31, 2014 and 2013 are shown below:

	2014	2013
Cash provided by (used in) operations	$(41,350)	$(163,444)
Proceeds from sale of marketable securities	---	93,841
Loan from related party	51,000	65,000

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

Other than funding our minimal operating expenses, we did not, as of December 31, 2014, have any significant capital requirements.

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

On October 16, 2016, the Company, through and with the approval of its Board of Directors, engaged Pritchett, Siler & Hardy, PC, ("PS&H") as its independent registered public accounting firm. Prior to engaging PS&H the Company did not consult with PS&H regarding the application of accounting principles to a specific completed or contemplated transaction regarding the type of audit opinion that might be rendered by PS&H on the Company's financial statements, and PS&H did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

The principal occupations of the Company's officers and directors during the past several years are as follows:

Robert Ferguson has been an officer and director of the Company since October 28, 2016.  Since 2001, Mr. Ferguson has been the managing member of CJBS Holdings LLC, d/b/a Integrated Strategic Solutions, a privately-owned consulting and investment company focused in technology and real estate.  Since 2011, Mr. Ferguson has been the Chairman of First Enterprise Realty Group, Inc., a licensed brokerage firm in California.

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

John J. Carvelli is an independent director as that term is defined in Section 803 of the NYSE MKT Company Guide.  Frank Grey acts as our financial expert.

We have not adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

Our board of directors serves as our audit and compensation committees.

Item 11.  Executive Compensation.

The following table summarizes the compensation received by our principal executive officer during the two years ended December 31, 2014:

Name and Principal Position	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option(4)	Other Annual Compensation(5)	Total ($)

Tracy A. Madsen,	2014	--	--	--	--	-	--
Chief Executive Officer	2013	$83,333	$1,000	--	--	$266,667	$351,000
(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table. In this case, Mr. Madsen received a note payable for $266,667 in lieu of severance pay.

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

On May 24, 2017, Mr. Adnams resigned as a director.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors.   During the year ended December 31, 2014, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2014, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

The following shows the amounts the Company expects to pay to its officers during the twelve months ending December 31, 2017 and the amount of time these persons expect to devote to the Company.

	Projected	Percent of time to be devoted
Name	Compensation	to the Company's business

Robert W. Ferguson	$75,000	95%
Fred Popke	$75,000	95%
Philip F. (Frank) Grey	$10,000	20%

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of July 27, 2017, the shareholdings of (i) each person owning beneficially 5% or more of the Company's common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.  At December 31, 2014, Mark Bogani and Tracy Madsen owned 10,586,939 shares (45.3%) and 817,119 shares (3.5%), respectively, which comprises all common shareholdings by our then-officers and directors.  No other significant shareholders were noted at that time.

Name and Address	Number of Shares	Percent of Class

Robert W. Ferguson	51,166,000	32%
1 Park Plaza, Suite 600
Irvine, CA 92614

Fred Popke	52,445,150	32.8%
1 Park Plaza, Suite 600
Irvine, CA 92614

Philip F. (Frank) Grey	--	--
2114 Ridge Plaza Dr.
Castle Rock, CO 80108

John J. Carvelli	--	--
450 Vista Roma
Newport Beach, CA 92660

Mark Bogani	15,186,939	(1)	9.5%
3934 Platte Ave.
Sedalia, CO 80135

All Officers and Directors	103,611,150		64.8%
as a group (4 persons)

(1)	Shares are registered in the name of Gulf Coast Capital, LLC, a company controlled by Mr. Bogani.

The following table lists, as of July 27, 2017, the shareholdings of each person owning the Company's Series B preferred stock.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2014, we owed to Terry Turner, a former officer and Director, severance pay and accrued interest of $350,000 and $42,527, respectively, pursuant to a 5% promissory note collateralized by the Gold Bar Mill and issued in lieu of the severance pay on July 27, 2012 with an original maturity date of July 27, 2013. On August 31, 2016, Mr. Turner agreed that these amounts we owed to him would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, in June 2016 Mr. Turner was issued 1,000 shares of the Company's common stock, which was valued at $10 and recorded as a general and administrative expense.

As of December 31, 2014, we also owed Mr. Turner principal and interest amounts of $45,500 and $1,275 pursuant to a 5% consolidated promissory note consisting of amounts loaned to the Company on various dates during 2014.  The balance was increased during 2015 with a $10,000 loan and acquisition of $16,112 in reimbursable expenses due Crown Law (an entity owned by Mr. Turner).  These individual amounts had been accruing interest at 5%, and on December 31, 2015, the outstanding amounts were consolidated into a single convertible note also bearing interest at 5%.  The note and accrued interest, or any portion thereof, were convertible at the option of Mr. Turner, into the Company's common stock at a fixed price of $.025 per share at any time through December 31, 2020.  Also on December 31, 2015, the principal and interest balances of $71,612 and $3,842, respectively, were assigned to Gulf Coast Capital, resulting in $0 owed to Mr. Turner under this note at December 31, 2015.

As of December 31, 2014, we owed to Tracy Madsen, a former officer and director, severance pay and accrued interest of $266,667 and $21,114, respectively, pursuant to a 5% promissory note collateralized by the Gold Bar Mill and issued in lieu of the severance pay on August 12, 2013 with an original maturity date of August 12, 2014.  On August 31, 2016, Mr. Madsen agreed that all amounts we owed to him would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, in June 2016 Mr. Madsen was issued 1,000 shares of the Company's common stock, which was valued at $10 and recorded as a general and administrative expense.

As of December 31, 2014, we owed to Gulf Coast Capital, an entity controlled by Mark Bogani, a former officer and director, principal and interest of $70,500 and $4,602, respectively. On September 30, 2016, these notes payable were consolidated into a single convertible note in the amount of $160,583 bearing interest at 5%.  The note and accrued interest, or any portion thereof, are convertible at the option of Gulf Coast Capital into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.  On December 30, 2016, $115,000 of the total note amount was converted into 4,600,000 shares of our common stock.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent totaling $6,125 (plus $1,440 in interest) and $5,844 during the years ended December 31, 2014 and 2013, respectively. The amounts owing to the transfer agent, as at December 31, 2014 and 2013, were $13,159 and $5,594 respectively.

In connection with our acquisition of Advantego, as discussed in Item 1 of this report, the following persons (who, prior to the acquisition, were officers and directors of Advantego and owned 82% of Advantego, collectively) received shares of our common stock in the amounts shown below:

Number of
Name	Shares Received

Robert W. Ferguson	51,166,000
Fred Popke	51,166,000

Prior to our acquisition of Advantego Technologies in October 2016, we shared certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner, one of our prior officers and directors.  Crown Law Ltd. deposits funds with us against which we apply their portion of rent, utilities and other expenses as we incur these expenses. As of December 31, 2014, we owed Crown Law Ltd. $17,343 which is included with our related party accounts payable on our financial statements.  At December 31, 2015, the remaining payable amount had been transferred to Terry Turner, and then to Gulf Coast Capital as explained previously, resulting a $0 owed to Crown Law by the Company.

Avcon Services, an entity controlled by Tracy Madsen, a Director, has provided consulting services as it relates to accounting and finance in the amounts of $24,000 and $20,000 during 2014 and 2013, respectively, of which $14,000 and $0 was owed to Avcon at December 31, 2014 and 2013, respectively. On October 31, 2015, the total amount owed to Avcon of $30,500 was memorialized in a 5% note payable. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.

On December 30, 2016 we transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen - to our wholly-owned subsidiary, Quove Corporation, which we formed on October 31, 2016.  We subsequently transferred the shares of the subsidiary to a trust.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to our shareholders who owned eleven or more shares of our common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

Item 14.  Principal Accountant Fees and Services.

Ingenium Accounting Associates was our principal accountant through May 6, 2015 and audited our financial statements for the year ended December 31, 2012.  Pritchett, Siler & Hardy, PC has been our principal accountant since October 16, 2016 and audited our financial statements for the years ended December 31, 2014 and 2013.  We did not incur any fees with Pritchett, Siler & Hardy, PC during these years since we did not engage Pritchett, Siler & Hardy, PC until 2016.  The following shows the fees we incurred with Ingenium Accounting Associates for the years ended December 31, 2014 and 2013.
	2014	2013

Audit Fees	$--	$19,796
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Golden Eagle International, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Golden Eagle International, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
July 21, 2017

Golden Eagle International, Inc.
Balance Sheets
As of December 31, 2014 and 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,987	$3,337
Prepaid expenses	1,100	1,100
Total current assets	14,087	4,437

PROPERTY AND EQUIPMENT
Plant and mill - idle	350,000	350,000
Total property and equipment	350,000	350,000

Total Assets	$364,087	$354,437

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$9,214	$11,639
Accounts payable - related parties	43,062	29,706
Notes payable - related parties	732,667	681,667
Accrued interest payable - related parties	70,958	34,107
Total current liabilities	855,901	757,119

Total Liabilities	855,901	757,119

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
80,000 issued and outstanding	800	800
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
23,366,328 issued and outstanding shares	2,336	2,336
Additional paid-in capital	64,602,865	64,602,865
Accumulated (deficit)	(65,097,815)	(65,008,683)
Total stockholders' equity (deficit)	(491,814)	(402,682)

Total Liabilities and Stockholder's Equity (Deficit)	$364,087	$354,437

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Statements of Operations and Other Comprehensive Income (Loss)
For the Years Ended December 31, 2014 and 2013

	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES
Other general and administrative	52,281	102,337
Wages	-	351,000

Total operating expenses	52,281	453,337

OPERATING (LOSS)	(52,281)	(453,337)

OTHER INCOME (EXPENSE)
Impairment loss	-	(3,630,000)
Interest expense	(36,851)	(26,580)
Loss on sale of securities	-	(283,266)

Total other income (expense)	(36,851)	(3,939,846)

Loss before income taxes	(89,132)	(4,393,183)
Income taxes	-	-

NET LOSS ON CONTINUING OPERATIONS	(89,132)	(4,393,183)

NET LOSS	(89,132)	(4,393,183)

Basic and diluted gain (loss) per share on continuing operations	$(0.00)	$(0.19)
Weighted average shares outstanding - basic and diluted	23,366,328	23,366,328

OTHER COMPREHENSIVE INCOME
Unrealized gain on securities	-	263,189

NET COMPREHENSIVE INCOME (LOSS)	$(89,132)	$(4,129,994)

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(89,132)	$(4,393,183)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
Non-cash compensation	-	266,667
Loss on sale of marketable securities	-	283,266
Impairment loss	-	3,630,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,425)	3,430
Increase in accounts payable - related parties	13,356	19,796
Increase in accrued interest - related parties	36,851	26,580

Net cash flows (used by) operating activities	(41,350)	(163,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	-	93,841

Net cash flows provided by investing activities	-	93,841

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable from a related party	51,000	65,000

Net cash flows (used in) provided by financing activities	51,000	65,000

NET CHANGE IN CASH	9,650	(4,603)

CASH - BEGINNING OF PERIOD	3,337	7,940
CASH - END OF PERIOD	$12,987	$3,337

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities	$-	$-

Cash paid for
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Statement of Changes in Stockholders' Equity (Deficit) & Comprehensive Income (Loss)
For the Period December 31, 2012 through December 31, 2014

					Additional		Comprehensive
	Preferred Stock		Common Stock		Paid-in	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Total

Balance at December 31, 2012	80,000	$800	23,366,328	$2,336	$64,602,865	$(60,615,500)	$(263,189)	$3,727,312

Net loss	-	-	-	-	-	(4,393,183)	-	(4,393,183)
Other comprehensive income	-	-	-	-	-	-	263,189	263,189

Balance at December 31, 2013	80,000	$800	23,366,328	$2,336	$64,602,865	$(65,008,683)	-	$(402,682)

Net loss	-	-	-	-	-	(89,132)	-	(89,132)
Other comprehensive income	-	-	-	-	-	-	-	-

Balance at December 31, 2014	80,000	$800	23,366,328	$2,336	$64,602,865	$(65,097,815)	-	$(491,814)

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Notes to Financial Statements
Years Ended December 31, 2014 and 2013

Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. ("we," "us" or "Golden Eagle") was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, we were engaged in contract gold milling operations in the state of Nevada in the United States.

We have not had any business operations since we disposed of our wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time we had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary.

We currently own the Gold Bar Mill (the "Mill") in Eureka, Nevada which is not currently in operation and which will require a significant expenditure to rehabilitate should we choose to do so.  Although we have been attempting to seek value for our investment in the Gold Bar Mill since its acquisition in 2004 and continue to do so, we have not been able to obtain the financing necessary to rehabilitate the Mill or enter into a joint venture or other business arrangement with respect to the Mill.  The Mill is reported in our balance sheet at its expected net realizable value at December 31, 2014.  On December 30, 2016, the Mill and its associated liabilities were transferred to a subsidiary we created in October 2016 and subsequently spun off, as explained in Note G.

Going Concern

The financial statements for the years ended December 31, 2014 and 2013 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(65,097,815) since its inception through December 31, 2014 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Should we be unable to sell the Gold Bar Mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts.

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

At December 31, 2014, we had sold all the shares of VG. Since the securities were classified as available for sale, we recognized realized gains/losses and declines in value of the securities deemed to be other than temporary in earnings.  Unrealized gains/losses were recognized as a component of other comprehensive income.  During the year ended December 31, 2013, we recognized an unrealized gain of $263,189 on our VG common stock holding, and a $283,266 loss on the sale of our entire investment in VG, resulting in $0 remaining unrealized gains/losses in accumulated other comprehensive income/loss at December 31, 2013.

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

At December 31, 2014 and 2013, our only property or equipment is the Gold Bar Mill located near Eureka, Nevada.  The Mill has been idle since acquisition; therefore, no depreciation expense has been recognized.

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis.

For the year ended December 31, 20014 we did not recognize any impairment charges.  During 2013, we determined that the value of the Mill was less than the carrying amount of the Mill reflected in our Balance Sheet.  As a result of unsuccessful attempts to sell the mill and based on valuation assessments from outside sources, the carrying amount of the Mill was reduced from acquisition cost of $3,980,000 to $350,000, and we recognized an impairment loss during 2013 of $3,630,000.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2014 and 2013 the inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,

	2014	2013

Basic shares outstanding	23,366,328	23,366,328
Series B preferred stock	40,000	40,000
Total	23,406,328	23,406,328

Income Taxes

Income taxes are accounted for under the liability method. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized or the liability settled.

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

Note C – Loans and Notes Payable - Related Parties

We have related party debt obligations outstanding at December 31, 2014 and 2013 as follows:

Note payable to Terry Turner with an interest rate of 5% that matured on July 27, 2013 and is collateralized by the Gold Bar Mill. This note was entered into on July 27, 2012 in lieu of a severance payment due to Mr. Turner in accordance with his employment agreement. On August 31, 2016, the Company and Mr. Turner agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Turner was issued 1,000 shares of the Company's common stock.  As of December 31, 2014 and 2013, there was $42,527 and $25,027, respectively, in accrued interest outstanding on this note.  On December 30, 2016, this note and the Gold Bar Mill were transferred to a subsidiary we created in October 2016 that was subsequently spun off, as explained in Note G.
	$350,000	$350,000

Note payable to Tracy Madsen with an interest rate of 5% that matured on August 12, 2014 and is collateralized by the Gold Bar Mill. This note was entered into on August 12, 2013 in lieu of a severance payment due to Mr. Madsen in accordance with his employment agreement. On August 31, 2016, the Company and Mr. Madsen agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Madsen was issued 1,000 shares of the Company's common stock. As of December 31, 2014 and 2013, there was $21,114 and $7,781, respectively, in accrued interest outstanding on this note. On December 30, 2016, this note and the Gold Bar Mill were transferred to a subsidiary we created in October 2016 that was subsequently spun off, as explained in Note G.
	$266,667	$266,667

Uncollateralized Notes Payable to Gulf Coast Capital with an interest rate of 5% that were issued on August 2, 2013 and October 22, 2014, and are due on demand. As of December 31, 2014 and 2013, there was $4,602 and $1,299, respectively, in accrued interest outstanding.	$70,500	$65,000

Uncollateralized Note Payable to Terry Turner with an interest rate of 5% that was issued on various dates during 2014 and matured on December 31, 2014. As of December 31, 2014, there was $1,275 in accrued interest outstanding on this note.	$45,500	--

Total	$732,667	$681,667

Note D – Stockholders' Equity

Common Stock

During the two years ended December 31, 2014 and 2013 we did not issue any shares of common stock.

Preferred stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of December 31, 2014 and 2013, 4,500,000 shares of our Series B Preferred Stock had been authorized for issuance, of which 80,000 were issued and outstanding.  These 80,000 Series B shares are convertible into 40,000 common shares.

Note E – Related Party Transactions

An entity controlled by Mark Bogani, a Director, has provided consulting services, as it relates to stock transfer services, in the amount of $6,125 (plus $1,440 in finance charges included in Interest Expense on the Statements of Operations) and $5,844 during the years ended December 31, 2014 and 2013, respectively. The amounts owing as at December 31, 2014 and 2013 were $13,159 (including $1,440 in accrued interest included in Accrued Interest Payable - Related Parties on the Balance Sheet) and $5,594, respectively.

We share certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner our Chairman of the Board of Directors. Crown Law Ltd. deposits funds with us against which we apply their portion of rent, utilities and other expenses as we incur these expenses. As of December 31, 2014 we owed Crown Law Ltd. $17,343 which is included with our accounts payable - related parties on our financial statements.

As of August 2013, we contract with Avcon Services, a Company owned by Tracy Madsen, through which Mr. Madsen provides CFO services to the Company.  We incurred $24,000 and $20,000 with Avcon during 2014 and 2013, respectively, of which $14,000 and $0 was owed to Avcon at December 31, 2014 and 2013, respectively.

See Note C for information concerning loans from Related Parties.

Note F – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and valuation allowance at December 31, 2014 and 2013:

	2014	2013

Net loss carry forward	$4,712,000	$4,682,000
Valuation allowance	(4,712,000)	(4,682,000)
	$--	$--

A provision for income taxes has not been made due to net operating loss carry-forwards of $13,858,643 and $13,769,511 at December 31, 2014 and 2013, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years ended December 31, 2014 and 2013, respectively, as follows:

	2014	2013

Provision (benefit) at US statutory rate of 34%	$30,000	$(1,494,000)
Permanent differences	-	1,234,000
Increase (decrease) in valuation allowance	(30,000)	260,000
Ending balance	$-	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2014, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014, and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011 through the present.

Note G – Subsequent Events

Stock Issuances

On October 30, 2015, we issued 160,000 shares of our Series B Preferred stock to Gulf Coat Capital, LLC in satisfaction of debt in the amount of $1,000.  Gulf Coast Capital is controlled by Mark Bogani, who was our Chief Executive Officer between October 1, 2015 and October 8, 2016.

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

Notes Payable

Terry Turner lent (or was assigned) the Company the following:

Date	Amount

3/20/14	$20,000
7/10/14	20,000
12/11/14	5,500
7/28/15	10,000
11/30/15	16,112	(Assignment of Crown Law payable)
Principal	71,612
Interest	3,832
Total	$75,444

These individual amounts had been accruing interest at 5%, and on December 31, 2015, the outstanding amounts were consolidated into a single convertible note also bearing interest at 5%.  The note and accrued interest, or any portion thereof, were convertible at the option of Mr. Turner, into the Company's common stock at a fixed rate of $.025 per share through December 31, 2020.  Also on December 31, 2015, the note was assigned to a related party Gulf Coast Capital, a company owned by the Company's then-officer/director, Mark Bogani.

Gulf Coast Capital lent (or was assigned) the Company the following:

Date	Amount

8/2/13	$60,000
10/7/13	5,000
10/22/14	5,500
10/30/15	(1,000)	(converted to 160,000 shares of Series B preferred stock)
12/31/15	71,612	(received by assignment from Terry Turner)
12/31/15	4,000
Total Principal	145,112
Interest	11,951
Total	$157,063

These individual amounts had been accruing interest at 5%, and on September 30, 2016, these and additional outstanding amounts were consolidated into a single convertible note totaling $160,583 bearing interest at 5%.  The note and accrued interest, or any portion thereof, are convertible at the option of Gulf Coast Capital into the Company's common stock at a fixed rate of $.025 per share through December 31, 2020.

On December 31, 2015, the Company executed a Consolidated Convertible Promissory Note with Avcon Services, a company owned by Tracy Madsen.  The principal amount of $30,500 represented an accumulation of monthly expenses incurred with Avcon during 2014 and 2015.  Interest had been accruing at 5%, was to continue accruing until converted or repaid, and totaled $1,529 at December 31, 2015, resulting in total payable amount of $32,029.  At the option of Mr. Madsen, the note and accrued interest, or any part thereof, are convertible into the Company's common stock at a fixed rate of $.025 per share through December 31, 2020.

On September 22, 2016, the Company received $50,000 from an unrelated party, and executed a Convertible Note, which bears interest at 6% and has a maturity date of September 22, 2017.  At the option of the noteholder, the principal and accrued interest, in whole or in $100 portions, are convertible into the amount of principal plus accrued interest at the price of $.025 per share.  With $0 accrued interest, this computes to 2,000,000 shares of the Company's common stock, which will increase ratably as interest accrues over time.

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

On December 30, 2016, we transferred the Gold Bar mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen - to a wholly-owned subsidiary, Quove Corporation, which we formed on October 31, 2016.  Also on December 30, 2016, we subsequently transferred the shares of the subsidiary to a trust.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to our shareholders who owned eleven or more shares of our common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

Dated: July 27, 2017	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	July 27, 2017
Robert W. Ferguson

/s/ Philip F. (Frank) Grey	Principal Financial and Accounting Officer and a Director	July 27, 2017
Philip F. (Frank) Grey

/s/ Fred Popke	Director	July 27, 2017
Fred Popke

/s/ John J. Carvelli	Director	July 27, 2017
John J. Carvelli