Form 10-K
period 2015-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-08-04
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer	☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2015, was approximately $119,726.

As of July 27, 2017 the Company had 159,883,328 outstanding shares of common stock.

Documents incorporated by reference:   None

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

Virtual Office software and VOIP phone services enable the Company's employees, contracted service providers, and partners to 'work from anywhere' while still being centrally connected.

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

2014	Low	High

First Quarter	$0.01	$0.02
Second Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

2015	Low	High

First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.02
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

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

As of, July 27, 2017 the Company had 159,883,328 outstanding shares of common stock which were owned by 1,176 shareholders of record.  Approximately 720 shareholders own ten or less shares.  These 720 shareholders collectively own approximately 2,000 shares of the Company's common stock.  Based upon the closing price of the Company's common stock on July 27, 2017, ($0.06 per share), ten shares were worth $0.60 and are essentially worthless.  Accordingly, the Company plans to call a special meeting of its shareholders to approve an 11-for-1 reverse split of the outstanding shares of the Company's common stock.  By eliminating approximately 720 shareholders of record whose shares do not have any practical value, the Company can greatly reduce the cost associated with mailing proxy statements and other communications to its shareholders.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.
During the two years ended December 31, 2015 and 2014, we did not generate any revenue and our only significant asset was our Gold Bar Mill which has never been in operation.

The only material change in our Statement of Operations for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was a decrease of $8,008 in General and Administrative Expenses.  This is due primarily to a significant decrease in Professional Fees, as we suspended our SEC filings during this period and did not incur the related accounting, audit, and legal fees.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Our sources and (uses) of cash for the years ended December 31, 2015 and 2014 are shown below:

	2015	2014

Cash (used in) operations	$(26,628)	$(41,350)
Loans from related parties	14,000	51,000

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

Other than funding our minimal operating expenses, we did not, as of December 31, 2015, have any significant capital requirements.

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

Item 9A.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Our board of directors serves as our audit and compensation committees.

Item 11.  Executive Compensation.

The following table summarizes the compensation received by our principal executive officers during the two years ended December 31, 2015.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Other Annual Compensation(5)	Total ($)

Mark A. Bogani	2015	--	--	--	--	--	--
Chief Executive Officer

Tracy A. Madsen,	2015	--	--	--	--	--	--
Chief Executive and Financial Officer	2014	--	--	--	--	--	--

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

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

On May 24, 2017, Barry Adnams resigned as a director.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors.   During the year ended December 31, 2015, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2015, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

The following shows the amounts the Company expects to pay to its officers during the twelve months ending December 31, 2017 and the amount of time these persons expect to devote to the Company.

		Percent of time to be devoted
Name	Projected Compensation	to the Company's business

Robert W. Ferguson	$75,000	95%
Fred Popke	$75,000	95%
Philip F. (Frank) Grey	$10,000	20%

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

At December 31, 2015, Mark Bogani(1) and Tracy Madsen owned 10,586,939 shares (45.3%) and 817,119 shares (3.5%), respectively, which comprises all common shareholdings by our then-officers and directors.  No other significant shareholders were noted at that time.

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

The following table lists, as of July 27, 2017, the shareholdings of each person owning the Company's Series B preferred stock.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2015, we owed to Terry Turner, a former officer and Director, severance pay and accrued interest of $350,000 and $60,027, respectively, pursuant to a 5% promissory note collateralized by the Gold Bar Mill and issued in lieu of the severance pay on July 27, 2012 with an original maturity date of July 27, 2013. On August 31, 2016, Mr. Turner agreed that these amounts we owed to him would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, in June 2016 Mr. Turner was issued 1,000 shares of the Company's common stock, which was valued at $10 and recorded as a general and administrative expense.

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

As of December 31, 2015, we owed to Tracy Madsen, a former officer and director, severance pay and accrued interest of $266,667 and $34,447, respectively, pursuant to a 5% promissory note collateralized by the Gold Bar Mill and issued in lieu of the severance pay on August 12, 2013 with an original maturity date of August 12, 3014. On August 31, 2016, Mr. Madsen agreed that all amounts we owed to him would be satisfied solely from the proceeds from the sale of the Gold Bar Mill. In consideration of this concession, in June 2016 Mr. Madsen was issued 1,000 shares of the Company's common stock, which was valued at $10 and recorded as a general and administrative expense.

As of December 31, 2015, we owed to Gulf Coast Capital, an entity controlled by Mark Bogani, a former officer and director, principal and interest of $145,112 and $11,951, respectively. On September 30, 2016, these notes payable were consolidated into a single convertible note in the amount of $160,583 bearing interest at 5%.  The note and accrued interest, or any portion thereof, were convertible at the option of Gulf Coast Capital into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.  On December 30, 2016, $115,000 of the total note amount was converted into 4,600,000 shares of our common stock.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent of $6,000 and $6,125 during the years ended December 31, 2015 and 2014, respectively. The amounts owing to the transfer agent, as at December 31, 2015 and 2014, were $21,615 and $13,159, respectively, including accrued interest of $3,896 and $1,440, respectively. Interest expense on outstanding charges for the years ended December 31, 2015 and 2014 was $2,456 and $1,440, respectively.

Avcon Services, an entity controlled by Tracy Madsen, a Director, has provided consulting services as it relates to accounting and finance in the amounts of $18,000 and $24,000 during the years ended December 31, 2015 and 2014, respectively. At December 31, 2014, the Company owed Avcon Services $14,000, which was included in Accounts Payable - Related Parties.  On October 31, 2015, the total amount owed to Avcon of $30,500 was memorialized in a 5% note payable. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.

In connection with our acquisition of Advantego, as discussed in Item 1 of this report, the following persons (who, prior to the acquisition, were officers and directors of Advantego and owned 82% of Advantego, collectively) received shares of our common stock in the amounts shown below:

Number of
Name	Shares Received

Robert W. Ferguson	51,166,000
Fred Popke	51,166,000

Prior to our acquisition of Advantego Technologies in October 2016, we shared certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner, one of our prior officers and directors.  Crown Law Ltd. deposits funds with us against which we apply their portion of rent, utilities and other expenses as we incur these expenses. As of December 31, 2015, we owed Crown Law Ltd. $0, as the payable amount of $16,112 was transferred to Terry Turner, and again to Gulf Coast Capital, as explained previously.

On December 30, 2016 we transferred the Gold Bar Mill and its associated liabilities consisting of severance pay, notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen to our wholly-owned subsidiary, Quove Corporation, which we formed on October 31, 2016.  We subsequently transferred the shares of the subsidiary to a trust.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to our shareholders who owned eleven or more shares of our common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

Item 14.  Principal Accountant Fees and Services.

Ingenium Accounting Associates was our principal accountant through May 6, 2015 and audited our financial statements for the year ended December 31, 2012.  Pritchett, Siler & Hardy, PC has been our principal accountant since October 16, 2016 and audited our financial statements for the years ended December 31, 2014 and 2013.  We did not incur any fees with Pritchett, Siler & Hardy, PC during these years since we did not engage Pritchett, Siler & Hardy, PC until 2016.  The following shows the fees we incurred with Ingenium Accounting Associates for the years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees	$--	$--
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Articles of Incorporation. (1)
3.1.2	Certificate of Designation for the Series B Preferred Stock. (2)
3.1.3	Articles of Amendment (3)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from our 8-K report dated December 29, 2006.
(3)	Incorporated by reference from our 8-K report dated September 14, 2007.

PRITCHETT,SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Golden Eagle International, Inc.
Irvine, CA

We have audited the accompanying balance sheets of Golden Eagle International, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
July 21, 2017

Golden Eagle International, Inc.
Balance Sheets
As of December 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359	$12,987
Prepaid expenses	-	1,100
Total current assets	359	14,087

PROPERTY AND EQUIPMENT
Plant and mill - idle	350,000	350,000
Total property and equipment	350,000	350,000

Total Assets	$350,359	$364,087

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,500	$9,214
Accounts payable - related parties	17,719	43,062
Notes payable - related parties	792,279	732,667
Accrued interest payable - related parties	110,705	70,958
Total current liabilities	925,203	855,901

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
240,000 and 80,000 shares issued and outstanding, respectively	2,400	800
Common stock, par value $.0001 per share; 2,000,000,000 shares authorized;
23,366,328 shares issued and outstanding	2,336	2,336
Additional paid-in capital	64,602,265	64,602,865
Accumulated (deficit)	(65,181,845)	(65,097,815)
Total stockholders' equity (deficit)	(574,844)	(491,814)

Total Liabilities and Stockholder's Equity (Deficit)	$350,359	$364,087

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Statements of Operations
For the Years Ended December 31, 2015 and 2014

	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	44,273	52,281
Total operating expenses	44,273	52,281

OPERATING (LOSS)	(44,273)	(52,281)

OTHER INCOME (EXPENSE)
Interest expense	(39,757)	(36,851)
Total other income (expense)	(39,757)	(36,851)

Loss before income taxes	(84,030)	(89,132)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(84,030)	(89,132)

NET LOSS	$(84,030)	$(89,132)

Basic and diluted gain (loss) per share on continuing operations	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	23,366,328	23,366,328

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(84,030)	$(89,132)
Changes in operating assets and liabilities
Decrease in prepaid expenses	1,100	-
(Decrease) in accounts payable	(4,714)	(2,425)
Increase in accounts payable - related parties	21,269	13,356
Increase in accrued interest - related parties	39,747	36,851

Net cash flows (used by) operating activities	(26,628)	(41,350)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable from a related party	14,000	51,000

Net cash flows provided by financing activities	14,000	51,000

NET CHANGE IN CASH	(12,628)	9,650

CASH - BEGINNING OF PERIOD	12,987	3,337

CASH – END OF PERIOD	$359	$12,987

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of preferred stock in satisfaction of related party notes payable	$1,000	$-
Transfer of related party accounts payable to related party notes payable	46,612	-

Cash paid for
Interest	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and December 31, 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2013	80,000	$800	23,366,328	$2,336	$64,602,865	$(65,008,683)	$(402,682)

Net loss	-	-				(89,132)	(89,132)

Balance at December 31, 2014	80,000	$800	23,366,328	$2,336	$64,602,865	$(65,097,815)	$(491,814)

Preferred stock issued in satisfaction of related party notes payable	160,000	1,600	-	-	(600)		1000

Net loss	-	-	-	-	-	(84,030)	(84,030)

Balance at December 31, 2015	240,000	$2,400	23,366,328	$2,336	$64,602,265	$(65,181,845)	$(574,844)

The accompanying notes are an integral part of these financial statements.

Golden Eagle International, Inc.
Notes to Financial Statements
Years Ended December 31, 2015 and 2014

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

We currently own the Gold Bar Mill (the "Mill") in Eureka, Nevada which is not currently in operation and which will require a significant expenditure to rehabilitate should we choose to do so.  Although we have been attempting to seek value for our investment in the Gold Bar Mill since its acquisition in 2004, and continue to do so, we have not been able to obtain the financing necessary to rehabilitate the Mill or enter into a joint venture or other business arrangement with respect to the Mill. The Mill is reported in our balance sheet at its expected net realizable value at December 31, 2015.  On December 30, 2016, the Mill and its associated liabilities were transferred to a subsidiary we created in October 2016 and subsequently spun off, as explained in Note G.

Going Concern

The financial statements for the years ended December 31, 2015 and 2014 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(65,181,845), since its inception through December 31, 2015 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Should we be unable to sell the Gold Bar Mill or enter into a joint venture or merger arrangement with another party it is unlikely that we can continue as a going concern. In this event, we will seek to obtain other forms of debt or equity financing to remain a going concern. However, we can offer no assurances that we will be successful in these efforts.

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

At December 31, 2015 and 2014 our only property or equipment was the Gold Bar Mill located near Eureka, Nevada.  The Mill has been idle since acquisition; therefore, no depreciation expense has been recognized.

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis.

For the years ended December 31, 2015 and 2014 we did not recognize any impairment charges.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2015 and 2014 the inclusion of these shares would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Stock equivalents consist of the following:

Fully diluted shares for the years ended December 31,

	2015	2014
Basic shares outstanding	23,366,328	23,366,328
Series B preferred stock	120,000	40,000

Total	23,486,328	23,406,328

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

Note C – Loans and Notes Payable - Related Parties

We have related party debt obligations outstanding at December 31, 2015 and 2014 as follows:

	2015	2014
Note payable to Terry Turner with an interest rate of 5% that matured on July 27, 2013 and is collateralized by the Gold Bar Mill. This note was entered into on July 27, 2012 in lieu of a severance payment due to Mr. Turner in accordance with his employment agreement. On August 31, 2016, the Company and Mr. Turner agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Turner was issued 1,000 shares of the Company's common stock in June 2016.  As of December 31, 2015 and 2014, there was $60,027 and $42,527, respectively, in accrued interest outstanding on this note.
	350,000	350,000

Note payable to Tracy Madsen with an interest rate of 5% that matured on August 12, 2014 and is collateralized by the Gold Bar Mill. This note was entered into on August 12, 2013 in lieu of a severance payment due to Mr. Madsen in accordance with his employment agreement. On August 31, 2016, the Company and Mr. Madsen agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Madsen was issued 1,000 shares of the Company's common stock in June 2016.  As of December 31, 2015, there was $34,447 and $21,114, respectively, in accrued interest outstanding on this note.
	266,667	266,667

Uncollateralized Note Payable to Gulf Coast Capital with an interest rate of 5% that matured on December 31, 2013. On October 30, 2015, Gulf Coast Capital received 160,000 shares of the Company's Series B Preferred Stock in satisfaction of $1,000 of amounts owed. On December 31, 2015, Gulf Coast Capital assumed a $71,612 note payable and $3,832 in accrued interest from Terry Turner, resulting in $145,112 and $11,951 principal and accrued interest balances, respectively, at December 31, 2015. As of December 31, 2014, there was $4,602 in accrued interest outstanding on this note.	145,112	70,500

Uncollateralized Note Payable to Terry Turner that was issued on various dates during 2014 and is due on demand. The December 31, 2014 balance was increased during 2015 with a $10,000 loan and acquisition of $16,112 in reimbursable expenses due Crown Law (Note E).  These individual amounts had been accruing interest at 5%, and on December 31, 2015, the outstanding amounts were consolidated into a single convertible note also bearing interest at 5% with a maturity date of December 31, 2020.  The note and accrued interest, or any portion thereof, are convertible at the option of Mr. Turner, into the Company's common stock at a fixed rate of $.025 per share.  On December 31, 2015, the total balance of $71,612 plus $3,832 in accrued interest was transferred to Gulf Coast Capital, resulting in $0 principal and interest balances at December 31, 2015. As of December 31, 2014, there was $1,275 in accrued interest outstanding on this note.
	-	45,500

	2015	2014
Uncollateralized Note Payable to Avcon Services, Inc. with an interest rate of 5% due on demand. This note was entered into on October 1, 2015 and represents accrued consulting services for the period of June 2014 through September 2015.  Of the total outstanding balance, $14,000 in June through December 2014 accruals were included in Accounts Payable - Related Parties at December 31, 2014.  The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.  As of December 31, 2015 and 2014, there was $384 and $0, respectively, in accrued interest outstanding on this note.
	30,500	-

Total	$792,279	$732,667

Note D – Stockholders' Equity

Common Stock

During the two years ended December 31, 2015 we did not issue any shares of common stock.

Preferred stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of December 31, 2015, 4,500,000 shares of our Series B Preferred Stock have been authorized for issuance, and 240,000 shares were issued and outstanding.  These 240,000 Series B shares are convertible into 120,000 common shares.

On October 30, 2015, we issued 160,000 shares of our Series B Preferred stock to Gulf Coat Capital, LLC in satisfaction of debt in the amount of $1,000.  Gulf Coast Capital is controlled by Mark Bogani, who was our Chief Executive Officer between October 1, 2015 and October 8, 2016.  Each preferred share is convertible into one-half share of our common stock.  The common stock into which the preferred shares are convertible had a value of $800 on the issuance date based on the trading value of our common stock of $.01.  Accordingly, we recorded in additional paid-in capital a gain on extinguishment of related party debt in the amount of $200.  Since the value of the stock was less than the consideration paid, the conversion feature of the preferred stock is not deemed to be a derivative, and there is no beneficial conversion feature.

Note E – Related Party Transactions

An entity controlled by Mark Bogani, Our Chief Executive Officer and Chairman of the Board of Directors, has provided consulting services, as it relates to stock transfer services, in the amount of $6,000 and $6,125 during the years ended December 31, 2015 and 2014, respectively. The amounts owing, as of December 31, 2015 and 2014, were $21,615 and $13,159, respectively, including accrued interest of $3,896 and $1,440, respectively.  Interest expense on outstanding charges for the years ended December 31, 2015 and 2014 was $2,456 and $1,440, respectively.

We share certain office expenses with Crown Law Ltd, a law firm owned by Terry Turner our former Chairman of the Board of Directors. Crown Law Ltd. deposited funds with us against which we applied to their portion of rent, utilities and other expenses as we incurred these expenses. As of December 31, 2014, we owed Crown Law Ltd. $17,343. On November 30, 2015, the $16,112 in reimbursable expenses owed to Crown Law Ltd. was  transferred to Terry Turner's note payable (Note C), resulting in $0 payable to Crown Law Ltd. at December 31, 2015.

Avcon Services, an entity controlled by Tracy Madsen, a Director, has provided consulting services as it relates to accounting and finance in the amounts of $18,000 and $24,000 during the years ended December 31, 2015 and 2014, respectively. At December 31, 2014, the Company owed Avcon Services $14,000, which was included in Accounts Payable - Related Parties.  On October 31, 2015, the total amount owed to Avcon of $30,500 was memorialized in a 5% note payable and reported as such at December 31, 2015 as explained in Note C.

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

Deferred tax assets and valuation allowance at December 31, 2015 and 2014:

	2015	2014

Net loss carry forward	$4,741,000	$4,712,000
Valuation allowance	(4,741,000)	(4,712,000)
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $13,942,673 and $13,858,643 at December 31, 2015 and 2014, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years ended December 31, 2015 and 2014, respectively, as follows:

	2015	2014

Provision (benefit) at US statutory rate of 34%	$29,000	$30,000
Increase (decrease) in valuation allowance	(29,000)	(30,000)
Ending balance	$-	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2015, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2015, and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012 through the present.

Note G – Subsequent Events

Stock Sale

During August and September 2016, we sold 4,000,000 shares of our common stock, as well as warrants to purchase an additional 6,000,000 shares of our common stock, to a group of private investors for $100,000.  The warrants are exercisable at prices between $0.05 and $0.20 per share at any time between June 30, 2017 and June 30, 2019.

Notes Payable

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

On September 30, 2016, the notes payable to Gulf Coast Capital, LLC (a company controlled by Mark Bogani, one of our former officers and directors) totaling $145,112 at December 31, 2015 (Note C) were consolidated into a single convertible note in the amount of $160,583 bearing interest at 5%.  The note and accrued interest, or any portion thereof, are convertible at the option of Gulf Coast Capital into the Company's common stock at a fixed rate of $.025 per share.  On December 30, 2016, $115,000 of the total note amount was converted into 4,600,000 shares of our common stock.

Business Combination

On October 28, 2016, we acquired Advantego Technologies, Inc. ("Advantego") in exchange for 127,915,000 shares of our common stock. Advantego develops software products and related services which are designed to enable an organization to rapidly and cost effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.  Advantego is a California corporation formed on July 29, 2016.  As of July 27, 2017, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

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

GOLDEN EAGLE INTERNATIONAL, INC.

Dated: August 3, 2017	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	August 3, 2017
Robert W. Ferguson

/s/ Philip F. (Frank) Grey	Principal Financial and Accounting Officer and a Director	August 3, 2017
Philip F. (Frank) Grey

/s/ Fred Popke	Director	August 3, 2017
Fred Popke

/s/ John J. Carvelli	Director	August 3, 2017
John J. Carvelli