Form 10-K
period 2016-12-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-10-19
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2016, was approximately $239,452.

As of October 16, 2017 the Company had 159,883,328 outstanding shares of common stock.

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

On October 27, 2016, the Company acquired Advantego Technologies, Inc. in exchange for 127,915,000 shares of the Company's common stock.

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

Advantego develops software, products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management and lead generation.  Advantego plans to provide its software to a variety of clients, including businesses, financial institutions, real estate related entities, national franchise organizations, governmental agencies, schools and charities.

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

Advantego is a California corporation formed on July 29, 2016.  Advantego has not entered into any agreements to provide its services to any third parties and has not earned any revenue.

Unless otherwise indicated, all references to "the Company," "we," "us," or "our," include the operations of Advantego.

On December 30, 2016, the Company transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen totaling $742,059- to its wholly-owned subsidiary, Quove Corporation, which the Company formed on October 31, 2016.  The Company subsequently transferred the shares of the subsidiary to a trust owned by Gulf Coast Capital, effecting a spin-off at December 30, 2016.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to the Company's shareholders who owned eleven or more shares of the Company's common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

On December 30, 2016, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, a former officer and director of the Company, converted a note in the principal amount of $115,000 into 4,600,000 shares of the Company's common stock.

In 2017 the Company plans to change its name to Advantego Corporation, with a corresponding change to its stock symbol.

Other Information

At October 16, 2017, the Company had 2 full time and 1 part time employees.  The Company currently outsources most of its software development and marketing requirements to related party third parties.

The Company rents executive office space at 1 Park Plaza, Suite 600, Irvine, CA  92614 on a monthly basis.  The base rent on this space is $390 per month, and can increase depending on the Company's usage of this space.

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

Not applicable.

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

2015	Low	High

First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.02
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

2016	Low	High

First Quarter	$0.00	$0.02
Second Quarter	$0.01	$0.02
Third Quarter	$0.01	$0.03
Fourth Quarter	$0.02	$0.07

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

As of, October 16, 2017 the Company had 159,883,328 outstanding shares of common stock which were owned by 1,176 shareholders of record.  Approximately 720 shareholders own ten or less shares.  These 720 shareholders collectively own approximately 2,000 shares of the Company's common stock.  Based upon the closing price of the Company's common stock on October 16, 2017, ($0.06 per share), ten shares were worth $0.60 and are essentially worthless.  Accordingly, the Company plans to call a special meeting of its shareholders to approve an 11-for-1 reverse split of the outstanding shares of the Company's common stock.  By eliminating approximately 720 shareholders of record whose shares do not have any practical value, the Company can greatly reduce the cost associated with mailing proxy statements and other communications to its shareholders.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2016 and 2015, we did not generate any revenue.  Prior to December 31, 2016 our only significant asset was our Gold Bar Mill which has never been in operation.

Although from a legal standpoint Golden Eagle acquired Advantego Technologies on October 27, 2016 for financial reporting purposes, the acquisition of Advantego constituted a recapitalization, and the acquisition was accounted for as a reverse merger, with the result that Advantego was deemed to have acquired Golden Eagle.  As a result, our financial statements included as part of this report represent the activity of Advantego from July 29, 2016 (the inception of Advantego) to October 27, 2017, and the consolidated activity of Advantego and Golden Eagle from October 27, 2016 forward.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Our sources and (uses) of cash for the period ended December 31, 2016 are shown below:
2016

Cash (used in) operations	$(58,390)
Cash acquired in the reverse merger	$104,501

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

As of December 31, 2016, we had convertible notes payable in the principal amount of $97,309 (net of debt discounts totaling $13,303).  Subsequently during 2017, we received an additional $62,500 in notes payable proceeds.  See Notes F and J to the December 31, 2016 financial statements, which are a part of this report.

Other than funding our operating expenses and paying our notes payable, we did not, as of October 16, 2017, have any significant capital requirements.

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

See Note E to the financial statements included as part of this report for a description of our significant accounting policies.

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

Item 9A.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective for the same reasons our internal control over financial reporting was not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the following reasons:

●	the lack of formal written documentation relating to the design of our control.

●	we did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions due to the small size of our company.

●	we do not have sufficient personnel to provide adequate risk assessment functions.

●	we do not have an audit committee.

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

Our board of directors serves as our audit and compensation committees.

Item 11.  Executive Compensation.

The following table summarizes the compensation received by our principal executive officers during the two years ended December 31, 2016.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Other Annual Compensation (5)	Total ($)

Robert Ferguson (6)	2016	--	--	--	--	$13,000	$13,000
Chief Executive Officer

Fred Popke (7)	2016	--	--	--	--	$13,500	$13,500
Vice President,
Secretary and Treasurer

Mark A. Bogani	2016	--	--	--	--	--	--
Chief Executive Officer	2015	--	--	--	--	--	--

Tracy A. Madsen,	2015	--	--	--	--	--	--
Chief Executive and
Financial Officer

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)
Mr. Ferguson is compensated via contracted services performed for the Company by Integrated Strategic Solutions ("ISS"), a company controlled by Mr. Ferguson. During the period of July 29, 2016 through December 31, 2016, we incurred $30,000 in fees with ISS, of which $13,000 was paid and $17,000 remains accrued at December 31, 2016.

(7)
Mr. Popke is compensated via contracted services performed for the Company by Real Estate Services and Technologies ("REST"), a company controlled by Mr. Popke. During the period of July 29, 2016 through December 31, 2016, we incurred $30,000 in fees with REST, of which $13,500 was paid and $16,500 remains accrued at December 31, 2016.

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

Compensation of Directors.   During the period ended December 31, 2016, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the period ended December 31, 2016, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of October 16, 2017, the shareholdings of (i) each person owning beneficially 5% or more of the Company's common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

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

The following table lists, as of October 16, 2017, the shareholdings of each person owning the Company's Series B preferred stock.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2015, we owed to Terry Turner, a former officer and Director, severance pay and accrued interest of $350,000 and $60,027, respectively, pursuant to a 5% promissory note issued in lieu of the severance pay on July 27, 2012 with an original maturity date of July 27, 2013. On August 31, 2016, Mr. Turner agreed that these amounts we owed to him would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, in 2016 Mr. Turner was issued 1,000 shares of the Company's common stock, which was valued at $40 and recorded as a general and administrative expense.

As of December 31, 2015, we owed to Tracy Madsen, a former officer and director, severance pay and accrued interest of $266,667 and $34,447, respectively, pursuant to a 5% promissory note issued in lieu of the severance pay on August 12, 2013 with an original maturity date of August 12, 3014. On August 31, 2016, Mr. Madsen agreed that all amounts we owed to him would be satisfied solely from the proceeds from the sale of the Gold Bar Mill. In consideration of this concession, in 2016 Mr. Madsen was issued 1,000 shares of the Company's common stock, which was valued at $40 and recorded as a general and administrative expense.

On December 30, 2016, severance pay and interest of $350,000 and $77,575, respectively, owed to Mr. Turner, and severance pay and interest of $266,667 and $47,817, respectively, owed to Mr. Madsen, along with the Gold Bar Mill with carrying value of $350,000, were transferred to Quove Corporation, a company we formed on October 31, 2016, in exchange for all issued and outstanding shares of Quove Corporation.  We then transferred our Quove shares to a trust owned by Gulf Coast Capital, thus effecting a spin-off and release of our obligation to these individuals.

As of December 31, 2015, we owed Gulf Coast Capital, an entity controlled by Mark Bogani, a former officer and director, principal and interest of $145,112 and $11,951, respectively. On September 30, 2016, these notes payable were consolidated into a single convertible note in the amount of $160,583 bearing interest at 5%.  The note and accrued interest, or any portion thereof, were convertible at the option of Gulf Coast Capital into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that is being amortized ratably over the five-year conversion period (with acceleration if converted) and netted against the principal balance as a debt discount.  On the reverse merger date of October 27, 2016, $42 of the debt discount had been amortized, resulting in a debt discount balance of $28,980.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 4,600,000 shares of the Company's Common Stock, resulting in an additional debt discount amortization of $22,958 through December 31, 2016 and remaining debt discount balance of $6,022 at year-end. The net balance of the note on December 31, 2016 was $24,090.  Accrued interest on the reverse merger date of October 27, 2016 totaled $17,997.  Interest expense for the period of October 27, 2016 through December 31, 2016 was $1,214 resulting in $19,211 in accrued interest outstanding at December 31, 2016.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent totaling $1,948 during the period of July 29, 2016 (inception) through December 31, 2016, of which $1,240 was payable at December 31, 2016.

Avcon Services, an entity controlled by Tracy Madsen, a Director, has provided consulting services as it relates to accounting and finance in the amount of $18,000 during the year ended December 31, 2015 On October 31, 2015, the total amount owed to Avcon of $30,500 was memorialized in a 5% note payable. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020. Accrued interest on the reverse merger date of October 27, 2016 totaled $1,655.  Interest expense for the period of October 27, 2016 through December 31, 2016 was $259 resulting in $1,914 in accrued interest outstanding at December 31, 2016.

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors.  During the period of July 29, 2016 (inception) through December 31, 2016, we incurred $107,306 with these individuals and companies, of which $71,006 was payable at December 31, 2016.

In connection with our acquisition of Advantego, as discussed in Item 1 of this report, the following persons (who, prior to the acquisition, were officers and directors of Advantego and owned 82% of Advantego, collectively) received shares of our common stock in the amounts shown below:

Number of
Name	Shares Received

Robert W. Ferguson	51,166,000
Fred Popke	51,166,000

Item 14.  Principal Accountant Fees and Services.

Pritchett, Siler & Hardy, PC has been our principal accountant since October 16, 2016 and audited our financial statements for the years ended December 31, 2016 and 2015.  During 2015 we did not pay any amounts to Pritcher, Siler & Hardy, PC since we did not engage Pritchett, Siler & Hardy, PC until 2016.  The following shows the fees we incurred with Pritchett, Siler & Hardy, PC during the year ended December 31, 2016.

2016

Audit Fees	$8,000
Audit-Related Fees	$--
Tax Fees	$--

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

Item 15.  Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1	Articles of Incorporation. (1)
3.1.2	Certificate of Designation for the Series B Preferred Stock. (2)
3.1.3	Articles of Amendment (3)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive and Financial Officers
99.1	Advantego Technologies, Inc., Financial Statements as of and for the period of July 29, 2016 (Inception) through December 31, 2016

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.
(2)	Incorporated by reference from our 8-K report dated December 29, 2006.
(3)	Incorporated by reference from our 8-K report dated September 14, 2007.

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89, STE. 130
FARMINGTON, UTAH  84025

(801) 447-9572     FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Golden Eagle International, Inc.
Irvine, CA

We have audited the accompanying consolidated balance sheet of Golden Eagle International, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period of July 29, 2016 (inception) through December 31, 2016.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016, and the consolidated results of its operations and its cash flows for the period of July 29, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note A.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
October 16, 2017

Golden Eagle International, Inc.
Consolidated Balance Sheet
As of December 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,111
Total current assets	46,111

TOTAL ASSETS	$46,111

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$72,246
Accounts payable	4,500
Accrued interest, notes payable	822
Accrued interest, notes payable - related parties	21,125
Convertible notes payable, net of debt discount of $7,281	42,719
Convertible notes payable - related parties, net of debt discount of $6,022	54,590
Total current liabilities	196,002

TOTAL LIABILITIES	$196,002

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 authorized shares,
240,000 issued and outstanding shares	2,400
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
159,883,328 issued and outstanding shares	15,988
Additional paid-in capital	(5,815)
Accumulated (deficit), net of Golden Eagle's deficit of $65,247,222 that was eliminated through a quasi-reorganization on October 27, 2016	(162,464)
Total stockholders' equity (deficit)	(149,891)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$46,111

The accompanying footnotes are an integral part of these consolidated financial statements.

Golden Eagle International, Inc.
Consolidated Statement of Operations
For the Period of July 29, 2016 (Inception) through December 31, 2016

REVENUES	$-

OPERATING EXPENSES
General and administrative	130,437

Total operating expenses	130,437

OPERATING (LOSS)	(130,437)

OTHER INCOME (EXPENSE)
Interest expense	(32,027)

Total other income (expense)	(32,027)

Loss before income taxes	(162,464)
Income taxes	-
NET LOSS	(162,464)

Basic and diluted (loss) per share	$(0.00)

Weighted average shares outstanding - basic and diluted	153,386,174

The accompanying footnotes are an integral part of the consolidated financial statements.

Golden Eagle International, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period of July 29, 2016 (Inception) through December 31, 2016

	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

Balance at July 29, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Recapitalization	240,000	2,400	27,368,328	2,736	64,747,600	(65,247,222)	(494,486)

Reclassification of accumulated deficit pursuant to quasi-reorganization	-	-	-	-	(65,247,222)	65,247,222	-

Conversion of related party debt into common stock	-	-	4,600,000	460	114,540	-	115,000

Issuance of common stock in reverse merger	-	-	127,915,000	12,792	(12,792)	-	-

Transfer of assets and liabilities to Quove Corporation	-	-	-	-	392,059	-	392,059

Net loss	-	-	-	-	-	(162,464)	(162,464)

Balance at December 31, 2016	240,000	$2,400	159,883,328	$15,988	$(5,815)	$(162,464)	$(149,891)

The accompanying footnotes are an integral part of these consolidated financial statements.

Golden Eagle International, Inc.
Consolidated Statement of Cash Flows
For the Period of July 29, 2016 (Inception) through December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(162,464)
Amortization of debt discount	24,718
Changes in operating assets and liabilities
Increase in accounts payable - related parties	72,045
Increase in accrued interest, notes payable - related party	6,697
Increase in accrued interest, note payable	614

Net cash flows (used by) operating activities	(58,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in reverse merger	104,501

Net cash flows provided by investing activities	104,501

CASH FLOWS FROM FINANCING ACTIVITIES	-

Net cash flows (used in) provided by financing activities	-

NET CHANGE IN CASH	46,111

CASH - BEGINNING OF PERIOD	-

CASH - END OF PERIOD	$46,111

SUPPLEMENTAL CASH FLOW INFORMATION

Schedule of Non-cash Investing and Financing Activities:
Conversion of related party debt into 4,600,000 shares of common stock	$115,000
Receipt of 1,368,792 shares of Quove Corporation common stock in exchange for certain assets and liabilities, and subsequent transfer of Quove shares to a trust owned by a minority shareholder of the Company	$392,059
Cash paid for:
Interest	$-
Income taxes	$-

The accompanying footnotes are an integral part of these financial statements.

Golden Eagle International, Inc.

Notes to Consolidated Financial Statements
Period of July 29, 2016 (Inception) through December 31, 2016

Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. ("Golden Eagle") was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, we were engaged in contract gold milling operations in the state of Nevada in the United States.  We have not had any business operations since we disposed of our wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time we had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary. More recently, we have been a non-operating corporation seeking to sell our remaining milling plant and equipment and/or merge with an operating company. On October 27, 2016, we completed a reverse merger with Advantego Technologies, Inc.

Advantego Technologies, Inc. ("Advantego") was incorporated in California on July 29, 2016. Advantego develops software products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.  As of December 31, 2016, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Golden Eagle and Advantego, collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements as of and for the period of July 29, 2016 through December 31, 2016 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(162,464), since its inception through December 31, 2016 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Following the reverse merger with Advantego Technologies we have entered into a new line of business with unproven technologies and we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern

Note B – Business Combination – Reverse Merger

On October 27, 2016, Golden Eagle International, Inc. ("GEII") acquired 100% of the issued and outstanding common stock of Advantego Technologies, Inc. ("Advantego") in exchange for 127,915,000 shares of GEII common stock, thus making Advantego GEII's wholly-owned subsidiary. The stock exchange is deemed a reverse merger, as the management and operations of Advantego will continue, and Advantego's management received in the aggregate a majority ownership in GEII as a result of the stock exchange. As such, the accompanying consolidated financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) from the period of July 29, 2016 (date of inception) through December 31, 2016, consolidated with the operations of GEII (the SEC registrant and legal acquirer) from the period of October 27, 2016 (date of reverse merger) through December 31, 2016.  The equity section of the consolidated financial statements reflect the historical activity of GEII, with a recapitalization to reconcile the beginning $0 balances upon Advantego's inception.  Upon regulatory approval, the Company will change its name to Advantego Technologies, Inc.

As a result of the reverse merger between the Company and Advantego Technologies, Inc., and the related recapitalization, changes in management and business direction, the Company's Board of Directors and majority shareholders approved a corporate readjustment of the Company's accounts in the form of a quasi-reorganization and accounting reorganization, which was effective October 27, 2016.  A quasi-reorganization is an accounting procedure that eliminates the accumulated deficit as a reduction in paid-in capital.  The Company believes that the quasi-reorganization was appropriate due to the reverse merger with Advantego Technologies and the changes in the Company's management and plan of operations, and that the adjusted paid-in capital and accumulated deficit balances more accurately reflect the brief operating history and financial position of Advantego.  Since the Company's assets and liabilities are minimal and the carrying values approximate fair and present values, the quasi-reorganization had no effect on the Company's recorded assets and liabilities.

Advantego develops software products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.  Advantego is a California corporation formed on July 29, 2016.  As of December 31, 2016, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

In connection with this reverse merger, the following management changes took place on October 28, 2016:

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

Note C – Transfer of Gold Bar Mill and associated Liabilities

On December 30, 2016, we transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen -  to a wholly-owned subsidiary, Quove Corporation, which we formed on October 31, 2016.  Also on December 30, 2016, we subsequently transferred the shares of the subsidiary to a trust owned by Gulf Coast Capital, a minority shareholder of GEII and a company owned by our prior officer, Mark Bogani.  When permitted by the rules and regulations of the Securities and Exchange Commission, the shares will be distributed to our shareholders who owned eleven or more shares of our common stock at the close of business on October 27, 2016.  Quove Corporation has not had any operations since its inception.

The Gold Bar Mill was transferred to Quove Corporation at its book value of $350,000.

A note payable to Terry Turner in the principal amount of $350,000 along with $77,575 of accrued interest was transferred to Quove Corporation. This note carries an interest rate of 5%. On August 31, 2016, the Company and Mr. Turner agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Turner was issued 1,000 shares of the Company's common stock in 2016.

A note payable to Tracy Madsen in the principal amount of $266,667 along with $47,817 of accrued interest was transferred to Quove Corporation. This note carries an interest rate of 5%. On August 31, 2016, the Company and Mr. Madsen agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Madsen was issued 1,000 shares of the Company's common stock in 2016.

Note D – Pro Forma Financial Statements

The following unaudited proforma condensed combined balance sheet aggregates the balance sheets of Advantego and Golden Eagle as of December 31, 2016, accounting for the transaction as a reorganization of Advantego with the issuance of common stock of the Golden Eagle for all the issued and outstanding shares of Advantego, and using the assumptions described in the following notes, giving effect to the transaction, as if the transaction had occurred as of December 31, 2016.

The following unaudited proforma condensed combined statement of operations combines the results of operations of Advantego and Golden Eagle for  the period of Advantego's inception on July 29, 2016 through December 31, 2016 as if the transaction had occurred at the beginning of the period.

These proforma financial statements are not necessarily indicative of the combined financial position, had the acquisition occurred at the end of the periods indicated above, or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

Golden Eagle International, Inc. and Advantego International, Inc.
Unaudited Proforma Condensed Combined Balance Sheet As of December 31, 2016

	Golden Eagle International, Inc.	Advantego Technologies, Inc.
	December 31, 2016	December 31, 2016		Adjustments	Proforma Combined

CURRENT ASSETS
Cash	$44,020	$2,091			$46,111
Note receivable - related party	50,000	-	a	(50,000)	-
Accrued interest receivable, note receivable - related party	822	-	b	(822)	-
TOTAL CURRENT ASSETS	94,842	2,091			46,111

TOTAL ASSETS	94,842	2,091			46,111

CURRENT LIABILITIES
Accounts payable	4,500	-			4,500
Accounts payable-related party	1,440	70,806			72,246
Accrued interest, notes payable	822	-			822
Accrued interest, notes payable-related parties	21,125	822	b	(822)	21,125
Notes payable-related parties (net of debt discount of $6,022 and $0 for GEII and ATI, respectively)	54,590	50,000	a	(50,000)	54,590
Notes payable (net of debt discount of $7,281 and $0 for GEII and ATI, respectively)	42,719	-			42,719
TOTAL CURRENT LIABILITIES	125,196	121,628			196,002

TOTAL LIABILITIES	125,196	121,628			196,002

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock 10,000,000 Shares Authorized; $0.01 Par Value; 240,000 issued and outstanding	2,400	-			2,400

Common Stock 1,000 Shares issued and Outstanding, No Par Value	-	1,000	c	(1,000)	-

Common stock 2,000,000,000 Shares Authorized; $0.0001 Par Value;
159,883,328 shares issued and outstanding	15,988	-			15,988

Additional paid-in capital	65,240,407	-	c	1,000	(5,815)
			d	(65,247,222)

Accumulated deficit	(65,289,149)	(120,537)	d	65,247,222	(162,464)
Total Equity	(30,354)	(119,537)			(149,891)
Total liabilities and stockholders' deficit	$94,842	$2,091			$46,111

Golden Eagle International, Inc.
and Advantego Technologies, Inc.
Unaudited Proforma Condensed Combined Statement of Operations
For the Period of July 29, 2016 (Advantego's Inception) through December 31, 2016

	Golden Eagle International, Inc. Period of July 29, 2016 through December 31, 2016	Advantego Technologies, Inc. Period of July 29, 2016 (Inception) through December 31, 2016		Adjustments	Proforma Combined

REVENUES
Sales	$-	$-			$-

OPERATING EXPENSES
General and administrative	38,833	119,715			158,548
TOTAL OPERATING EXPENSES	38,833	119,715			158,548
OPERATING LOSS	(38,833)	(119,715)			(158,548)

OTHER INCOME (EXPENSES)
Interest expense	(68,751)	(822)	b	822	(68,751)
Interest Income	822	-	b	(822)	-

TOTAL OTHER INCOME (EXPENSES)	(67,929)	(822)			(68,751)

NET LOSS	$(106,762)	$(120,537)			$(227,299)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	47,070,044	748	c	(748)	47,070,044

Loss per share
Basic and diluted	$(0.00)	$(161.06)	c	161.06	$(0.00)

Proforma Adjustments

a.
Advantego received $50,000 in cash from Golden Eagle pursuant to a promissory note dated September 20, 2016. This transaction was classified as a note payable on the Advantego financial statements and a note receivable on the Golden Eagle financial statements and was eliminated in the combined financial statements.

b.
Accrued interest receivable and payable, as well as the related interest expense and income, in the amount of $822 on the $50,000 loan from Golden Eagle to Advantego, were eliminated in the combined financial statements.

c.
1,000 shares of Advantego common stock with no par value totaling $1,000 was applied to Golden Eagle additional paid-in capital in the combined financial statements.  The related weighted average shares outstanding and loss per share of Advantego were also eliminated in combination.

d.
Effective October 27, 2016 (reverse merger date), the Company effected a quasi-reorganization by eliminating Golden Eagle's losses accumulated prior to the reverse merger against additional paid-in capital.

Note E – Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, "Fair Value Measurements."  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

The Company's financial instruments consist of cash, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

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

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis. For the period of July 29, 2016 (inception) through December 31, 2016, we did not recognize any impairment charges.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black-Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2016 the inclusion of these shares on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Fully diluted shares for the years ended December 31, 2016:

Basic weighted average shares outstanding	153,386,174
Convertible debt	4,424,480
Series B preferred stock	240,000

Total	158,050,654

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

Note F – Loans and Notes Payable

Notes Payable - Related Parties

We have related party debt obligations outstanding at December 31, 2016 as follows:

Note Description	Principal	Accrued Interest

Uncollateralized Note Payable to Gulf Coast Capital, LLC (a)	$30,112	$19,211
Uncollateralized Note Payable to Avcon Services, Inc. (b)	30,500	1,914
Totals	$60,612	$21,125
Less debt discount	(6,022)
Net Notes Payable - Related Parties	$54,590

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note is dated September 30, 2016 and represents the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continues to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that is being amortized ratably over the five-year conversion period (with acceleration if converted) and netted against the principal balance as a debt discount.  On the reverse merger date of October 27, 2016, $42 of the debt discount had been amortized, resulting in a debt discount balance of $28,980.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 4,600,000 shares of the Company's Common Stock, resulting in an additional debt discount amortization of $22,958 through December 31, 2016 and remaining debt discount balance of $6,022 at year-end. The net balance of the note on December 31, 2016 was $24,090.  Accrued interest on the reverse merger date of October 27, 2016 totaled $17,997.  Interest expense for the period of October 27, 2016 through December 31, 2016 was $1,214 resulting in $19,211 in accrued interest outstanding at December 31, 2016.

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our former CFO.  The note represents amounts due for CFO services during the period of June 2014 through September 2015, is dated December 31, 2015, carries an interest rate of 5%, and is due on demand. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020. Accrued interest on the reverse merger date of October 27, 2016 totaled $1,655.  Interest expense for the period of October 27, 2016 through December 31, 2016 was $259 resulting in $1,914 in accrued interest outstanding at December 31, 2016.

Note Payable

On September 22, 2016, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $50,000.  The note carries an interest rate of 6% and matures on September 22, 2017. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $10,000 that is being amortized ratably over one-year note maturity period (with acceleration if converted) netted against the principal balance as a debt discount.  On the reverse merger date of October 27, 2016, $959 of the debt discount had been amortized, resulting in a debt discount balance of $9,041.  During the period of the reverse merger date of October 27, 2016 through December 31, 2016, we recognized an additional debt discount amortization of $1,760, resulting in a remaining debt discount balance of $7,281 at year-end. The net balance of the note on December 31, 2016 was $42,719.  Accrued interest on the reverse merger date of October 27, 2016 totaled $208.  Interest expense for the period of October 27, 2016 through December 31, 2016 was $614 resulting in $822 in accrued interest outstanding at December 31, 2016.

Note G – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 159,883,328 were issued and outstanding at December 31, 2016.

On June 14, 2016, we issued 2,000 shares of stock to our former officers and directors in exchange for modification  of some terms of their debt agreements with the Company (Note C).

During August and September 2016, we sold 4,000,000 shares of our common stock, with warrants to purchase an additional 6,000,000 shares of our common stock, to a group of private investors for $100,000.  The warrants are exercisable at prices between $0.05 and $0.20 per share at any time between June 30, 2017 and June 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value
Series A	$.025	$.05	.75	.54%	$.010625	2,000,000	$21,249
Series B	$.025	$.10	1.75	.69%	$.014909	2,000,000	$29,817
Series C	$.025	$.20	1.75	.85%	$.017384	2,000,000	$34,767
Total							$85,833

On October 27, 2016, we acquired 100% of the issued and outstanding shares of Advantego Technologies, Inc. ("Advantego") common stock in exchange for 127,915,000 shares of our common stock.

On December 30, 2016, $115,000 of the Gulf Coast Capital, LLC note payable (Note F) was converted into 4,600,000 shares of our common stock.

Preferred stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of December 31, 2016, 4,500,000 shares of our Series B Preferred Stock had been authorized for issuance, and 240,000 were issued and outstanding.  These 240,000 Series B shares are convertible into 120,000 common shares.

Note H – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors.  During the period of July 29, 2016 through December 31, 2016, we incurred $107,306 with these individuals and companies, of which $71,006 was payable at December 31, 2016.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent of $1,948 during the period of July 29, 2016 (inception) through December 31, 2016, of which $1,240 was payable at December 31, 2016.

We have various notes payable outstanding with related parties as detailed in Note F.  Also, on December 30, 2016, we transferred two of our related party notes payable and accrued interest to our sister company, Quove Corporation, as detailed in Note C.

Note I – Income Taxes

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

Deferred tax assets and valuation allowance at December 31, 2016:

2016

Net loss carry forward	$4,795,747
Valuation allowance	(4,795,747)
$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $14,105,137 at December 31, 2016, which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years ended December 31, 2016 as follows:

2016

Provision (benefit) at US statutory rate of 34%	$55,000
Increase (decrease) in valuation allowance	(55,000)
Ending balance	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2016, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013 through the present.

Note J – Subsequent Events

On January 12, 2017 and March 27, 2017, the Company entered into two uncollateralized notes payable with an unaffiliated investor, each in the amount of $25,000 for $50,000 total.  The notes carry an interest rate of 6%, and mature on January 12, 2018 and March 27, 2017, respectively. The notes and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share.

On June 29, 2017, the Company entered into an uncollateralized note payable with its CFO, Frank Grey, in the amount of $12,500.  The note carries an interest rate of 6%, and matures on June 29, 2018.  The note and accrued interest, or any portion thereof, is convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share.

The Company has evaluated its subsequent events through the date of this report issuance and determined there are no additional events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN EAGLE INTERNATIONAL, INC.

Dated: October 17, 2017	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	October 17, 2017
Robert W. Ferguson

/s/ Philip F. (Frank) Grey	Principal Financial and Accounting Officer and a Director	October 17, 2017
Philip F. (Frank) Grey

/s/ Fred Popke	Director	October 17, 2017
Fred Popke

/s/ John J. Carvelli	Director	October 17, 2017
John J. Carvelli