Form 10-Q
period 2017-03-31
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-11-21
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2017

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
(Address of principal executive offices, including Zip Code)

(949) 627-8977
(Issuer's telephone number, including area code)

9653 South 700 East, Salt Lake City, UT  84070
(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 159,883,328 shares of common stock as of November 16, 2017.

GOLDEN EAGLE INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Golden Eagle International, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,845	$46,111
Total current assets	43,845	46,111

TOTAL ASSETS	$43,845	$46,111

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$179,512	$72,246
Accounts payable	4,500	4,500
Accrued interest, convertible notes payable	2,227	822
Accrued interest, convertible notes payable - related parties	21,873	21,125
Convertible notes payable, net of debt discount of $4,781 and $7,281, respectively	95,219	42,719
Convertible notes payable - related parties, net of debt discount of $5,646 and $6,022, respectively	54,966	54,590
Total current liabilities	358,297	196,002

TOTAL LIABILITIES	$358,297	$196,002

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
159,883,328 shares issued and outstanding	15,988	15,988
Additional paid-in capital	(5,815)	(5,815)
Accumulated (deficit)	(327,025)	(162,464)
Total stockholders' equity (deficit)	(314,452)	(149,891)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$43,845	$46,111

The accompanying footnotes are an integral part of these unaudited financial statements.

Golden Eagle International, Inc.
Consolidated Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2017

REVENUES	$-

OPERATING EXPENSES
General and administrative	159,532
Total operating expenses	159,532
OPERATING (LOSS)	(159,532)

OTHER INCOME (EXPENSE)
Interest expense	(5,029)
Total other (expense)	(5,029)

Loss before income taxes	(164,561)
Income taxes	-
NET LOSS	(164,561)

Basic and diluted (loss) per share	$(0.00)
Weighted average shares outstanding - basic and diluted	159,883,328

The accompanying footnotes are an integral part of these unaudited financial statements.

Golden Eagle International, Inc.
Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(164,561)
Amortization of debt discount	2,876
Changes in operating assets and liabilities
Increase in accounts payable -related parties	107,266
Increase in accrued interest, notes payable -related parties	748
Increase in accrued interest, notes payable	1,405

Net cash flows (used by) operating activities	(52,266)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	50,000

Net cash flows provided by financing activities	50,000

NET CHANGE IN CASH	(2,266)

CASH - BEGINNING OF PERIOD	46,111
CASH - END OF PERIOD	$43,845

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-Cash Investing and Financing Activities	$-

Cash paid for:
Interest	$-
Income taxes	-

The accompanying footnotes are an integral part of these unaudited financial statements.

Golden Eagle International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2017

Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. ("Golden Eagle") was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, Golden Eagle was engaged in contract gold milling operations in the state of Nevada in the United States.  Golden Eagle has not had any business operations since it disposed of its wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time Golden Eagle had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary. More recently, Golden Eagles been a non-operating corporation seeking to sell its remaining milling plant and equipment and/or merge with an operating company.

Advantego Technologies, Inc. ("Advantego") was incorporated in California on July 29, 2016. Advantego develops software products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.  As of March 31, 2017, Advantego had not entered into any agreements to provide its services to any third parties and had not earned any revenue.

On October 27, 2016, Golden Eagle acquired 100% of the issued and outstanding common stock of Advantego in exchange for 127,915,000 shares of Golden Eagle common stock, thus making Advantego Golden Eagle's wholly-owned subsidiary. The stock exchange was deemed a reverse merger, as the management and operations of Advantego will continue, and Advantego's management received in the aggregate a majority ownership in Golden Eagle as a result of the stock exchange. As such, the accompanying consolidated financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) consolidated with the operations of Golden Eagle (the SEC registrant and legal acquirer) as of December 31, 2016 and for the three months ended March 31, 2017. There are no comparative financial statements for the three months ended March 31, 2016, as historical financial statements of periods prior to the reverse merger would reflect only the operations of Advantego, which wasn't formed until July 29, 2016.  The equity section of the consolidated financial statements presents the historical activity of Golden Eagle, with a recapitalization to reconcile the beginning $0 balances upon Advantego's inception.  Concurrently with the reverse merger, the newly-consolidated company effected a quasi-reorganization thereby eliminating Golden Eagle's accumulated losses through the merger date against additional paid-in capital.  Upon regulatory approval, Golden Eagle (the SEC registrant) will change its name to Advantego Corporation to reflect the continuation of Advantego as the operating entity.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Golden Eagle and Advantego, collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $327,025, since Advantego's inception through March 31, 2017, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Following the reverse merger with Advantego Technologies, we have entered into a new line of business.   However, no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

Note B – Summary of Significant Accounting Policies

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  For the three months ended March 31, 2017, the inclusion of these shares on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Fully diluted shares for the three months ended March 31, 2017:

Basic weighted average shares outstanding	159,883,328
Warrants	6,000,000
Convertible debt	4,515,591
Series B preferred stock	120,000

Total	170,518,919

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

Note C – Loans and Notes Payable

Convertible Notes Payable - Related Parties

We have related party debt obligations outstanding at March 31, 2017 and December 31, 2016 as follows:

	As of March 31, 2017		As of December 31, 2016
Note Description	Principal	Accrued Interest	Principal	Accrued Interest

Gulf Coast Capital, LLC (a)	$30,112	$19,583	$30,112	$19,211
Avcon Services, Inc. (b)	30,500	2,290	30,500	1,914
Totals	$60,612	$21,873	$60,612	$21,125
Less debt discount	(5,646)		(6,022)
Net Convertible Notes Payable - Related Parties	$54,966		$54,590

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note is uncollateralized, dated September 30, 2016, and represents the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continues to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that is being amortized ratably over the five-year conversion period (with acceleration if converted) and netted against the principal balance as a debt discount.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 4,600,000 shares of the Company's common stock, resulting in an unpaid principal balance of $30,112 as of March 31, 2017 and December 31, 2016.  Debt discount amortization totaled $376 for the three months ended March 31, 2017, resulting in an unamortized debt discount balance of $5,646 and $6,022 at March 31, 2017 and December 31, 2016, respectively.  Interest expense totaled $372 for the three months ended March 31, 2017, resulting in accrued interest of $19,583 and $19,211 at March 31, 2017 and December 31, 2016, respectively.  The net balance of the note was $24,466 and $24,090 on March 31, 2017 and December 31, 2016, respectively.

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our former CFO.  The note represents amounts due for CFO services during the period of June 2014 through September 2015 totaling $30,500, is uncollateralized, is dated December 31, 2015, carries an interest rate of 5%, and is due on demand. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.  Interest expense for the three months ended March 31, 2017 was $376, resulting in accrued interest of $2,290 and $1,914 as of March 31, 2017 and December 31, 2016, respectively.

Convertible Notes Payable

On September 22, 2016, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $50,000.  The note carries an interest rate of 6% and matures on September 22, 2017. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $10,000 that is being amortized ratably over the one-year note maturity period (with acceleration if converted) netted against the principal balance as a debt discount.  Debt discount amortization totaled $2,500 for the three months ended March 31, 2017, resulting in an unamortized debt discount balance of $4,781 and $7,281 at March 31, 2017 and December 31, 2016, respectively.  Interest expense totaled $750 for the three months ended March 31, 2017, resulting in accrued interest of $1,572 and $822 at March 31, 2017 and December 31, 2016, respectively.  The net balance of the note was $45,219 and $42,719 on March 31, 2017 and December 31, 2016, respectively.

On January 12, 2017 and March 27, 2017, the Company entered into two uncollateralized notes payable with this unaffiliated investor, each in the amount of $25,000 for $50,000 total.  The notes carry an interest rate of 6%, and mature on January 12, 2018 and March 27, 2018, respectively. The notes and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share. Interest expense and accrued interest on these notes in the aggregate as of and for the three months ended March 31, 2017 was $655.

Note D – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 159,883,328 were issued and outstanding at March 31, 2017 and December 31, 2016.

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

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value
Series A	$.025	$.05	.75	.54%	$.010625	2,000,000	$21,249
Series B	$.025	$.10	1.75	.69%	$.014909	2,000,000	$29,817
Series C	$.025	$.20	2.75	.85%	$.017384	2,000,000	$34,767
Total							$85,833

Preferred stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of March 31, 2017 and December 31, 2016, 4,500,000 shares of our Series B Preferred Stock had been authorized for issuance, and 240,000 were issued and outstanding.  These 240,000 Series B shares are convertible into 120,000 common shares.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors.  During the three months ended March 31, 2017, we incurred $124,500 with these individuals and companies, resulting in $179,512 and $71,006 payable at March 31, 2017 and December 31, 2016, respectively.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent totaling $548 during the three months ended March 31, 2017, resulting in $0 and $1,240 payable at March 31, 2017 and December 31, 2016, respectively.

We have various notes payable outstanding with related parties as detailed in Note C.

Note F – Subsequent Events

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
On October 27, 2016, we acquired Advantego Technologies, Inc. in exchange for 127,915,000 shares of our common stock.  We were inactive prior to that time.

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

Customer relationship management (CRM) practices, strategies, and technologies are used to analyze customer personal information, purchase history, buying preferences and concerns with the goal of improving customer retention and increasing sales. CRM systems compile information on customers across different channels -- or points of contact between the customer and the organization -- which could include the organization's website, telephone, live chat forums, direct mail, marketing materials, and social media.

Lead Generation is the process of identifying potential customers for list building, e-newsletter list acquisition and sales leads.

Advantego is a California corporation formed on July 29, 2016.  As of March 31, 2017 Advantego had not generated any revenue.

Unless otherwise indicated, all references to "the Company," "we," "us," or "our," include the operations of Advantego consolidated with Golden Eagle International, Inc.

In 2017 we plan to change our name to Advantego Corporation, with a corresponding change to our stock symbol.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

During the three months ended March 31, 2017, we did not generate any revenue.

Although from a legal standpoint Golden Eagle acquired Advantego Technologies on October 27, 2016 for financial reporting purposes, the acquisition of Advantego constituted a recapitalization, and the acquisition was accounted for as a reverse merger, with the result that Advantego was deemed to have acquired Golden Eagle.  As a result, the accompanying consolidated financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) consolidated with the operations of Golden Eagle (the SEC registrant and legal acquirer) as of December 31, 2016 and for the three months ended March 31, 2017. There are no comparative financial statements for the three months ended March 31, 2016, as historical financial statements of periods prior to the reverse merger would reflect only the operations of Advantego, which wasn't formed until July 29, 2016.  Our sources and (uses) of cash for the three months ended March 31, 2017 are shown below:

Cash (used in) operations	$(52,266)
Proceeds from convertible note payable	$50,000

During August and September 2016, we sold 4,000,000 shares of our common stock, as well as warrants to purchase an additional 6,000,000 shares of our common stock, to a group of private investors for $100,000.

On December 30, 2016, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, a former officer and director, converted a note in the principal amount of $115,000 into 4,600,000 shares of our common stock.

As of March 31, 2017, we had convertible notes payable in the principal amount of $95,219 (net of debt discounts totaling $4,781) and accrued interest of $2,227, and convertible notes payable - related parties in the principal amount of $54,966 (net of debt discounts totaling $5,646) and accrued interest of $21,873.  See Note C to the financial statement which are a part of this report.

During the three months ended March 31, 2017, we incurred general and administrative expenses totaling $159,532, which consisted primarily of $124,500 in consulting, management, and software licensing fees with our officers, directors, and companies owned by our officers and directors.

Other than funding our operating expenses and paying our notes payable, we did not, as of November 16, 2017, have any significant capital requirements.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

We do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

See Note B to the financial statements included as part of this report for a description of our significant accounting policies.

Item 4.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective for the following reasons:

●	the lack of formal written documentation relating to the design of our controls.

●	we did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions due to the small size of our company.

●	we do not have sufficient personnel to provide adequate risk assessment functions.

●	we do not have an audit committee.

Notwithstanding the above, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

GOLDEN EAGLE INTERNATIONAL, INC.

November 20, 2017	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer