Form 10-Q
period 2017-06-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-11-22
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2017

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

______________________________________________
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 159,883,328 shares of common stock as of November 20, 2017.

GOLDEN EAGLE INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Golden Eagle International, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$15,396	$46,111
Accounts receivable	2,400	-
Total current assets	17,796	46,111

TOTAL ASSETS	$17,796	$46,111

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$288,568	$72,246
Accounts payable	4,500	4,500
Deferred revenue	6,822	-
Accrued interest, convertible notes payable	3,723	822
Accrued interest, convertible notes payable, related parties	22,628	21,125
Convertible notes payable, net of debt discount of $2,281 and $7,281, respectively	97,719	42,719
Convertible notes payable - related parties, net of debt discount of $5,269 and $6,022, respectively	67,843	54,590
Total current liabilities	491,803	196,002

Total Liabilities	491,803	196,002

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares;
159,883,328 shares issued and outstanding	15,988	15,988
Additional paid-in capital	(5,815)	(5,815)
Accumulated (deficit)	(486,580)	(162,464)
Total stockholders' equity (deficit)	(474,007)	(149,891)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,796	$46,111

The accompanying footnotes are an integral part of these consolidated unaudited financial statements.

Golden Eagle International, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2017

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017

REVENUES	$3,430	$3,430

OPERATING EXPENSES
General and administrative	157,857	317,389

Total operating expenses	157,857	317,389

OPERATING (LOSS)	(154,427)	(313,959)

OTHER INCOME (EXPENSE)
Interest expense	(5,128)	(10,157)

Total other (expense)	(5,128)	(10,157)

Loss before income taxes	(159,555)	(324,116)
Income taxes	-	-
NET LOSS	$(159,555)	$(324,116)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	159,883,328	159,883,328

The accompanying footnotes are an integral part of these consolidated unaudited financial statements.

Golden Eagle International, Inc.
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(324,116)
Amortization of debt discount	5,753
Changes in operating assets and liabilities
Increase in accounts receivable	(2,400)
Increase in accounts payable - related parties	216,322
Increase in deferred revenue	6,822
Increase in accrued interest, convertible notes payable - related parties	1,503
Increase in accrued interest, convertible notes payable	2,901

Net cash flows (used by) operating activities	(93,215)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	62,500

Net cash flows provided by financing activities	62,500

NET CHANGE IN CASH	(30,715)

CASH - BEGINNING OF PERIOD	46,111
CASH - END OF PERIOD	$15,396

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-Cash Investing and Financing Activities

Cash paid for
Interest	$-
Income taxes	$-

The accompanying footnotes are an integral part of these consolidated unaudited financial statements.

Golden Eagle International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2017

Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. ("Golden Eagle") was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, Golden Eagle was engaged in contract gold milling operations in the state of Nevada in the United States.  Golden Eagle has not had any business operations since it disposed of its wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time, Golden Eagle had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary. More recently, Golden Eagle has been a non-operating corporation seeking to sell its remaining milling plant and equipment and/or merge with an operating company.

Advantego Technologies, Inc. ("Advantego") was incorporated in California on July 29, 2016. Advantego develops software products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.

On October 27, 2016, Golden Eagle acquired 100% of the issued and outstanding common stock of Advantego in exchange for 127,915,000 shares of Golden Eagle common stock, thus making Advantego Golden Eagle's wholly-owned subsidiary. The stock exchange was deemed a reverse merger, as the management and operations of Advantego will continue, and Advantego's management received in the aggregate a majority ownership in Golden Eagle as a result of the stock exchange. As such, the accompanying consolidated financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) consolidated with the operations of Golden Eagle (the SEC registrant and legal acquirer) as of December 31, 2016 and for the three and six months ended June 30, 2017. There are no comparative financial statements for the three and six months ended June 30, 2016, as historical financial statements of periods prior to the reverse merger would reflect only the operations of Advantego, which wasn't formed until July 29, 2016.  The equity section of the consolidated financial statements presents the historical activity of Golden Eagle, with a recapitalization to reconcile the beginning $0 balances upon Advantego's inception.  Concurrently with the reverse merger, the newly-consolidated company effected a quasi-reorganization thereby eliminating Golden Eagle's accumulated losses through the merger date against additional paid-in capital.  Upon regulatory approval, Golden Eagle (the SEC registrant) will change its name to Advantego Corporation to reflect the continuation of Advantego as the operating entity.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Golden Eagle and Advantego, collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements as of June 30, 2017 and  December 31, 2016, and for the three and six months ended June 30, 2017, have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $486,580 since Advantego's inception through June 30, 2017, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Following the reverse merger with Advantego, we have entered into a new line of business with proven technologies, but we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

Note B – Summary of Significant Accounting Policies

Revenue Recognition

In May 2017, we launched the online directory and digital signage components of our ongoing licensing services we provide to third parties.   We recognize revenue when (1) persuasive evidence of an arrangement exists; (2) the services have been provided; (3) the price for the services is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) is based on our management's judgment regarding fixed nature of the price for the services and the collectability of amounts charged to our customers.

During May and June 2017, we entered into licensing arrangements totaling $10,252 to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  Of this amount $3,430 was recognized as revenue for the three months ended June 30, 2017 and $6,822 was deferred to future periods.  At June 30, 2017, we were owed $2,400 for these services and had determined no allowance for doubtful accounts was necessary.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  During the six months ended June 30, 2017, the inclusion of these shares on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Fully diluted shares for the three and six months ended June 30, 2017 are as follows:
	Three Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2017
Basic weighted average shares outstanding	159,883,328	159,883,328
Warrants	6,000,000	6,000,000
Convertible debt	4,624,480	4,570,336
Series B preferred stock	120,000	120,000
Total	170,627,808	170,573,664

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

Note C – Loans and Notes Payable

Convertible Notes Payable - Related Parties

We have related party debt obligations outstanding at June 30, 2017 as follows:

	As of June 30, 2017		As of December 31, 2016
Note Description	Principal	Accrued Interest	Principal	Accrued Interest

Gulf Coast Capital, LLC (a)	$30,112	$19,958	$30,112	$19,211
Avcon Services, Inc. (b)	30,500	2,670	30,500	1,914
Frank Grey (c)	12,500	-	-	-
Totals	$73,112	$22,628	$60,612	$21,125
Less debt discount	(5,269)		(6,022)
Net Convertible Notes Payable - Related Parties	$67,843		$54,590

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note is uncollateralized, dated September 30, 2016 and represents the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continues to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that is being amortized ratably over the five-year conversion period (with acceleration if converted) and netted against the principal balance as a debt discount.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 4,600,000 shares of the Company's common stock, resulting in an unpaid principal balance of $30,112 at June 30, 2017 and December 31, 2016.  Debt discount amortization totaled $377 and $753 for the three and six months ended June 30, 2017, respectively, resulting in an unamortized debt discount balance of $5,269 and $6,022 at June 30, 2017 and December 31, 2016, respectively.  Interest expense totaled $375 and $747 for the three and six months ended June 30, 2017, respectively, resulting in accrued interest of $19,958 and $19,211 at June 30, 2017 and December 31, 2016, respectively.  The net balance of the note was $24,843 and $24,090 on June 30, 2017 and December 31, 2016, respectively.

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our former CFO.  The note represents amounts due for CFO services during the period of June 2014 through September 2015 totaling $30,500, is uncollateralized, is dated December 31, 2015, carries an interest rate of 5%, and is due on demand. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020.  Interest expense for the three and six months ended June 30, 2017 was $380 and $756, respectively, resulting in $2,670 and $1,914 in accrued interest as of June 30, 2017 and December 31, 2016, respectively.

(c)
On June 29, 2017, the Company entered into an uncollateralized note payable with its CFO, Frank Grey, in the amount of $12,500.  The note carries an interest rate of 6%, and matures on June 29, 2018.  The note and accrued interest, or any portion thereof, is convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share. Interest will begin accruing July 1, 2017.

Convertible Notes Payable

On September 22, 2016, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $50,000.  The note carries an interest rate of 6% and matures on September 22, 2017. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $10,000 that is being amortized ratably over the one-year note maturity period (with acceleration if converted) netted against the principal balance as a debt discount.  Debt discount amortization totaled $2,500 and $5,000 for the three and six months ended June 30, 2017, respectively, resulting in an unamortized debt discount balance of $2,281 and $7,281 at June 30, 2017 and December 31, 2016, respectively.  Interest expense totaled $748 and $1,498 for the three and six months ended June 30, 2017, resulting in accrued interest of $2,320 and $822 at June 30, 2017 and December 31, 2016, respectively.  The net balance of the note was $47,719 and $42,719 on June 30, 2017 and December 31, 2016, respectively.

On January 12, 2017 and March 27, 2017, the Company entered into two uncollateralized notes payable with this  unaffiliated investor, each in the amount of $25,000 for $50,000 total.  The notes carry an interest rate of 6%, and mature on January 12, 2018 and March 27, 2018, respectively. The notes and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share. Total interest expense on these combined notes was $748 and $1,403 for the three and six months ended June 30, 2017, respectively, resulting in $1,403 accrued interest as of June 30, 2017.

Note D – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 159,883,328 were issued and outstanding at June 30, 2017 and December 31, 2016.

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

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors.  During the three and six months ended June 30, 2017 we incurred $133,006 and $257,506, respectively, with these individuals and companies, resulting in $288,018 and $71,006 payable at June 30, 2017 and December 31, 2016, respectively.

An entity controlled by Mark Bogani, a former officer and director, acts as our transfer agent. We incurred transfer agent fees totaling $3,332 and $3,880 in fees as during the three and six months ended June 30, 2017, respectively, resulting in a total amount due of $550 and $1,240 at June 30, 2017 and December 31, 2016, respectively.

We have various notes payable outstanding with related parties as detailed in Note C.

Note F – Subsequent Events

The Company has evaluated its subsequent events through the date of this report issuance and determined there are no events to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On October 27, 2016, we acquired Advantego Technologies, Inc. in exchange for 127,915,000 shares of our common stock.  We were inactive prior to that time.

Advantego is a California corporation formed on July 29, 2016 that develops software, products, and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management and lead generation.  Advantego plans to provide its software to a variety of clients, including businesses, financial institutions, real estate related entities, national franchise organizations, governmental agencies, schools, and charities.

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

Lead Generation is the process of identifying potential customers for list building, e-newsletter list acquisition, and sales leads.

Unless otherwise indicated, all references to "the Company," "we," "us," or "our," include the operations of Advantego consolidated with Golden Eagle International, Inc.

In 2017 we plan to change our name to Advantego Corporation, with a corresponding change to our stock symbol.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

In May 2017, we launched the online directory and digital signage components of our ongoing licensing services we provide to third parties.

During May and June 2017, we entered into licensing arrangements totaling $10,252 to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  Of this amount $3,430 was recognized as revenue for the three months ended June 30, 2017 and $6,822 was deferred to future periods.

Although from a legal standpoint Golden Eagle acquired Advantego Technologies on October 27, 2016 for financial reporting purposes, the acquisition of Advantego constituted a recapitalization, and the acquisition was accounted for as a reverse merger, with the result that Advantego was deemed to have acquired Golden Eagle.  As a result, the accompanying consolidated financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) consolidated with the operations of Golden Eagle (the SEC registrant and legal acquirer) as of December 31, 2016 and for the six months ended June 30, 2017. There are no comparative financial statements for the six months ended June 30, 2016, as historical financial statements of periods prior to the reverse merger would reflect only the operations of Advantego, which wasn't formed until July 29, 2016.

Our sources and (uses) of cash for the six months ended June 30, 2017 are shown below:

Cash (used in) operations	$(93,215)
Proceeds from convertible note payable	$62,500

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

As of June 30, 2017, we had convertible notes payable in the principal amount of $97,719 (net of debt discounts totaling $2,281) and accrued interest of $3,723, and convertible notes payable - related parties in the principal amount of $67,843 (net of debt discounts totaling $5,269) and accrued interest of $22,628.  See Note C to the financial statement which are a part of this report.

During the six months ended June 30, 2017, we incurred general and administrative expenses totaling $317,389, which consisted primarily of $257,506 in consulting, management, and software licensing fees with our officers, directors, and companies owned by our officers and directors.

Other than funding our operating expenses and paying our notes payable, we did not, as of November 20, 2017, have any significant capital requirements.

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

Item 4.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective for the following reasons:

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