Form 10-Q
period 2017-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-11-28
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 159,883,328 shares of common stock as of November 22, 2017.

GOLDEN EAGLE INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Golden Eagle International, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,916	$46,111
Accounts receivable	$6,365
Total current assets	8,281	46,111

TOTAL ASSETS	$8,281	$46,111

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable - related parties	$398,606	$72,246
Accounts payable	8,500	4,500
Deferred revenue	7,773	-
Accrued interest, notes payable	5,236	822
Accrued interest, notes payable - related parties	23,568	21,125
Convertible notes payable, net of debt discount of $0 and $7,281, respectively	100,000	42,719
Convertible notes payable - related parties, net of debt discount of $4,893 and $6,022, respectively	68,219	54,590
Total current liabilities	611,902	196,002

Total Liabilities	$611,902	$196,002

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized,
240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; 2,000,000,000 shares authorized;
159,883,328 shares issued and outstanding	15,988	15,988
Additional paid-in capital	(5,815)	(5,815)
Accumulated (deficit)	(616,194)	(162,464)
Total stockholders' equity (deficit)	(603,621)	(149,891)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,281	$46,111

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Golden Eagle International, Inc.
Consolidated Statements of Operations (Unaudited)

			Period of
	Three Months Ended	Nine Months Ended	July 29, 2016 (inception) through
	September 30,	September 30,	September 30,
	2017	2017	2016

REVENUES	$5,990	$9,420	$-

OPERATING EXPENSES
General and administrative	130,494	447,883	28,985

Total operating expenses	130,494	447,883	28,985

OPERATING (LOSS)	(124,504)	(438,463)	(28,985)

OTHER INCOME (EXPENSE)
Interest expense	(5,110)	(15,267)	(34)

Total other income (expense)	(5,110)	(15,267)	(34)

Loss before income taxes	(129,614)	(453,730)	(29,019)
Income taxes	-	-	-
NET LOSS	$(129,614)	$(453,730)	$(29,019)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(76.17)

Weighted average shares outstanding - basic and diluted	159,883,328	159,883,328	381

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Golden Eagle International, Inc.
Consolidated Statements of Cash Flows (Unaudited)

		Period of
	Nine Months Ended	July 29, 2016 (inception) through
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(453,730)	$(29,019)
Amortization of debt discount	8,410	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	(6,365)	-
Increase in accounts payable - related parties	326,360	8,429
Increase in accounts payable	4,000	-
Increase in deferred revenue	7,773	-
Increase in accrued interest, notes payable -related parties	2,443	34
Increase in accrued interest, notes payable	4,414	-

Net cash flows (used by) operating activities	(106,695)	(20,556)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	50,000	50,000
Proceeds from convertible notes payable - related party	12,500	-
Proceeds from issuance of common stock	-	1,000

Net cash flows provided by financing activities	62,500	51,000

NET CHANGE IN CASH	(44,195)	30,444

CASH - BEGINNING OF PERIOD	46,111	-
CASH - END OF PERIOD	$1,916	$30,444

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of non-cash investing and financing activities	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Golden Eagle International, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and
the Period of July 29, 2016 (Inception) through September 30, 2016

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

On October 27, 2016, Golden Eagle acquired 100% of the issued and outstanding common stock of Advantego in exchange for 127,915,000 shares of Golden Eagle common stock, thus making Advantego Golden Eagle's wholly-owned subsidiary. The stock exchange was deemed a reverse merger, as the management and operations of Advantego will continue, and Advantego's management received in the aggregate a majority ownership in Golden Eagle as a result of the stock exchange. As such, the accompanying post-reverse merger consolidated financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) consolidated with the operations of Golden Eagle (the SEC registrant and legal acquirer) as of December 31, 2016 and for the three and nine months ended September 30, 2017. The comparative financial statements pre-reverse merger for the period of July 29, 2016 (Advantego's inception) through September 30, 2016 reflect only the operations of Advantego.  The equity section of the consolidated financial statements presents the historical activity of Golden Eagle, with a recapitalization to reconcile the beginning $0 balances upon Advantego's inception.  Concurrently with the reverse merger, the newly-consolidated company effected a quasi-reorganization thereby eliminating Golden Eagle's accumulated losses through the merger date against additional paid-in capital.  Upon regulatory approval, Golden Eagle (the SEC registrant) will change its name to Advantego Corporation to reflect the continuation of Advantego as the operating entity.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Golden Eagle and Advantego, collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The financial statements as of December 31, 2016, for the three and nine months ended September 30, 2017, and for the period of July 29, 2016 (Advantego's inception) through September 30, 2016, have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $616,194, since Advantego's inception through September 30, 2017, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Following the reverse merger with Advantego Technologies we have entered into a new line of business and we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

Note B – Summary of Significant Accounting Policies

Revenue Recognition

In May 2017, the Company launched the online directory and digital signage components of its ongoing licensing services it provides to third parties.   The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) the services have been provided; (3) the price for the services is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) is based on the Company's  judgment regarding fixed nature of the price for the services and the collectability of amounts charged to the Company's customers.

During the period of May through September 2017, the Company entered into various licensing arrangements to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  The Company recognized $5,990 and $9,420 in revenues during the three and nine months ended September 30, 2017, respectively, and at September 30, 2017, $7,773 was deferred to future periods.  At September 30, 2017, the Company was owed $6,365 for these services and had determined no allowance for doubtful accounts was necessary.

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.   For the three and nine months ended September 30, 2017, the inclusion of these shares on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.  No common stock equivalents were present during the period of July 29, 2016 (Advantego's inception) through September 30, 2016.

Fully diluted shares for the three and the nine months ended September 30, 2017 are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2017
Basic weighted average shares outstanding	159,883,328	159,883,328
Warrants	6,000,000	6,000,000
Convertible debt	5,124,480	4,757,081
Series B preferred stock	120,000	120,000
Total	171,127,808	170,760,409

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

Note C – Convertible Notes Payable

Convertible Notes Payable - Related Parties

We have related party debt obligations outstanding at September 30, 2017 and December 31, 2016 as follows:

	As of September 30, 2017		As of December 31, 2016
Note Description	Principal	Accrued Interest	Principal	Accrued Interest

Gulf Coast Capital, LLC (a)	$30,112	$20,337	$30,112	$19,211
Avcon Services, Inc. (b)	30,500	3,055	30,500	1,914
Frank Grey (c)	12,500	176	-	-
Totals	$73,112	$23,568	$60,612	$21,125
Less debt discount	(4,893)		(6,022)
Net Convertible Notes Payable - Related Parties	$68,219		$54,590

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note is dated September 30, 2016 and represents the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continues to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that is being amortized ratably over the five-year conversion period (with acceleration if converted) and netted against the principal balance as a debt discount.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 4,600,000 shares of the Company's Common Stock, resulting in an unpaid principal balance of $30,112 at September 30, 2017 and December 31, 2016.  Debt discount amortization totaled $376 and $1,129 for the three and nine months ended September 30, 2017, respectively, resulting in an unamortized debt discount of $4,893 and $6,022 at September 30, 2017 and December 31, 2016, respectively. Interest expense totaled $379 and $1,126 for the three and nine months ended September 30, 2017, respectively, resulting in accrued interest of $20,337 and $19,211 at September 30, 2017 and December 31, 2016, respectively.  The net balance of the note was $25,219 and $24,090 on September 30, 2017 and December 31, 2016, respectively.

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our former CFO.  The note represents amounts due for CFO services during the period of June 2014 through September 2015, is dated December 31, 2015, carries an interest rate of 5%, and is due on demand. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.025 per share at any time through December 31, 2020. Interest expense for the three and nine months ended September 30, 2017 was $385 and $1,141, respectively, resulting in $3,055 and $1,914 in accrued interest as of September 30, 2017 and December 31, 2016, respectively.

(c)	On June 29, 2017, the Company entered into an uncollateralized note payable with its CFO, Frank Grey, in the amount of $12,500. The note carries an interest rate of 6%, and matures on June 29, 2018. The note and accrued interest, or any portion thereof, is convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share. Accrued interest and interest expense as of and for the three months ended September 30, 2017 was $176.

Convertible Notes Payable

On September 22, 2016, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $50,000.  The note carries an interest rate of 6% and matures on September 22, 2017. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $10,000 that is being amortized ratably over one-year note maturity period (with acceleration if converted) netted against the principal balance as a debt discount.  Debt discount amortization totaled $2,281 and $7,281 for the three and nine months ended September 30, 2017, respectively, resulting in an unamortized debt discount balance of $0 and $7,281 at September 30, 2017 and December 31, 2016, respectively. The net balance of the note was $50,000 and $42,719 on September 30, 2017 and December 31, 2016, respectively.

On January 12, 2017 and March 27, 2017, the Company entered into two uncollateralized notes payable with this  unaffiliated investor, each in the amount of $25,000 for $50,000 total.  The notes carry an interest rate of 6%, and mature on January 12, 2018 and March 27, 2017, respectively. The notes and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.025 per share. Total interest expense on these combined notes for the three and nine months ended September 30, 2017 was $1,513 and $4,414, respectively, resulting in $5,236 accrued interest outstanding as of September 30, 2017.

Note D – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 159,883,328 were issued and outstanding at September 30, 2017.

During August and September 2016, we sold 4,000,000 shares of our common stock, with warrants to purchase an additional 6,000,000 shares of our common stock, to a group of private investors for $100,000.  The warrants are exercisable at prices between $0.05 and $0.20 per share at any time between September 30, 2017 and September 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

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

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the three and nine months ended September 30, 2017, we incurred expenses with these parties totaling $108,506 and $366,012, respectively, and during the period of July 29, 2016 (Advantego's inception) through December 31, 2016, we incurred $8,965.  We owed these parties $396,524 and $71,006 at September 30, 2017 and December 31, 2016, respectively.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred $1,532 and $5,412 in fees as during the three and nine months ended September 30, 2017, respectively.  We owed the transfer agent $2,082 and $1,240 at September 30, 2017 and December 31, 2016, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

In May 2017, we launched the online directory and digital signage components of our ongoing licensing services we provide to third parties.  During the period of May through September 2017, we entered into various licensing arrangements to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  We recognized $5,990 and $9,240 in revenues during the three and nine months ended September 30, 2017, respectively, and at September 30, 2017 $7,773 was deferred to future periods.  At September 30, 2017 we were owed $6,365 for these services and had determined no allowance for doubtful accounts was necessary.

Although from a legal standpoint Golden Eagle acquired Advantego Technologies on October 27, 2016 for financial reporting purposes, the acquisition of Advantego constituted a recapitalization, and the acquisition was accounted for as a reverse merger, with the result that Advantego was deemed to have acquired Golden Eagle.  As a result, the accompanying post-merger financial statements represent the operations of Advantego (the surviving operating entity and accounting acquirer) consolidated with the operations of Golden Eagle (the SEC registrant and legal acquirer) as of December 31, 2016 and for the three and nine months ended September 30, 2017. The pre-merger comparative financial statements for the period of July 29, 2016 (Advantego's inception) through September 30, 2016, reflect only the operations of Advantego.

Our sources and (uses) of cash for the nine months ended September 30, 2017 are shown below:

Cash (used in) operations	$(106,695)
Proceeds from convertible note payable - related party	$12,500
Proceeds from convertible notes payable	$50,000

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

As of September 30, 2017, we had convertible notes payable in the principal amount of $100,000 and accrued interest of $5,236, and convertible notes payable - related parties in the principal amount of $68,219 (net of debt discount totaling $4,893) and accrued interest of $23,568.  See Note C to the financial statements which are a part of this report.

During the nine months ended September 30, 2017, we incurred general and administrative expenses totaling $447,883, which consisted primarily of $366,012 in consulting, management, and software licensing fees with our officers, directors, and companies owned by our officers and directors.

Other than funding our operating expenses and paying our notes payable, we did not, as of November 22, 2017, have any significant capital requirements.

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

Item 4.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective for the following reasons:

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

GOLDEN EAGLE INTERNATIONAL, INC.

November 27, 2017	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer