Form 10-Q/A
period 2017-09-30
GOLDEN EAGLE INTERNATIONAL INC
filed 2017-12-11
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

GOLDEN EAGLE INTERNATIONAL, INC.

December 8 , 2017	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer