Form 10-K
period 2017-12-31
Advantego Corp
filed 2018-04-02
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23726

ADVANTEGO CORPORATION
 (Name of Small Business Issuer in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

3801 East Florida Ave., Suite 400 Denver Colorado	80210
(Address of principal executive office)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2017, was approximately $11,190,000.

As of March 30, 2018 the Company had 15,685,015 outstanding shares of common stock.

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

Item 1.  Business

Throughout this Annual Report on Form 10-K Advantego Corporation is referred to as "we," "our," "us," the "Company," or "Advantego."

The Company was formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp.  On February 2, 1995, the Company changed its name to Golden Eagle International, Inc. ("GEII").

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

On October 27, 2016, the Company acquired 100% stock ownership of Advantego Technologies, Inc. in exchange for 11,628,636 (post-split) shares of the Company's common stock. The stock exchange is deemed a reverse merger, as the management and operations of Advantego have continued, and Advantego's management received in the aggregate a majority ownership in GEII as a result of the stock exchange. Concurrent with the merger, the combined entity executed a quasi-reorganization, thereby eliminating Golden Eagle's losses accumulated since its inception through the date of the merger.

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

Advantego Technologies develops software, products and related services which are designed to enable an organization to rapidly and cost effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management and lead generation.  Advantego Technologies plans to provide its software to a variety of clients, including businesses, financial institutions, real estate related entities, national franchise organizations, governmental agencies, schools and charities.

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

Advantego Technologies is a California corporation formed on July 29, 2016.  Since its inception and through December 31, 2017, Advantego had revenues of $18,631 and net losses of $(779,262).

Unless otherwise indicated, all references to the Company include the operations of Advantego Technologies.

On December 30, 2016, the Company transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen - to its then wholly-owned subsidiary, Quove Corporation, which the Company formed on October 31, 2016.  On December 30, 2016, the Company transferred the shares of the subsidiary to a trust owned and controlled by a minority shareholder of the Company, thereby divesting all of its ownership of and affiliation with Quove Corporation.  When permitted by the rules and regulations of the Securities and Exchange Commission, the Quove shares will be distributed from the trust account to GEII's shareholders who owned eleven or more shares of the then GEII's common stock at the close of business on October 27, 2016.

On January 31, 2018 the Company changed its name to Advantego Corporation and amended Golden Eagle International, Inc.'s Articles of Incorporation accordingly.  On February 22, 2018, a 1-for-11 reverse stock split, which was approved by the Company's shareholders on January 31, 2018, became effective on the OTCQB Market. Unless otherwise indicated, all per share information in this report has been adjusted to reflect this reverse stock split.

Other Information

As of March 30, 2018, the Company had three full time employees and one part time employee.  The Company currently outsources most of its software development and marketing requirements to third parties.

The Company rents executive office space at 3801 East Florida Ave., Suite 400, Denver, Colorado 80210.  The Company also rents executive office space at 1 Park Plaza, Suite 600, Irvine, CA 92614 on a monthly basis.  The combined rent on the Company's offices in Colorado and California ranges from $300 to $500 per month, depending on the Company's usage of these spaces.

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

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was quoted on the Over-the-Counter market under the trading symbol "MYNG" until March 21, 2018.  On March 21, 2018 our trading symbol changed to "ADGO."   The following table shows the high and low prices of our common stock during the last two years. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

2016	Low	High

First Quarter	$0.00	$0.02
Second Quarter	$0.01	$0.02
Third Quarter	$0.02	$0.03
Fourth Quarter	$0.02	$0.07

2017	Low	High

First Quarter	$0.03	$0.09
Second Quarter	$0.04	$0.09
Third Quarter	$0.05	$0.09
Fourth Quarter	$0.06	$0.09

The foregoing prices do not reflect a 1:11 reverse stock split which became effective on the OTCQB Market on February 22, 2018.

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

As of, March 30, 2018 the Company had 15,685,015 outstanding shares of common stock which were owned by approximately 450 shareholders of record.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

During the two years ended December 31, 2016 and 2015, Golden Eagle International, Inc. did not generate any revenue.  Prior to December 31, 2016, Golden Eagle International, Inc.'s only significant asset was the Gold Bar Mill, which has never been in operation.  During the year ended December 31, 2017 and the period of July 29, 2016 (Advantego's inception), we had revenues of $0 and $18,631, respectively, and incurred net losses of $162,464 and $616,798, respectively, which consisted primarily of officer wages, professional fees and interest/amortization of debt discounts on notes payable.

Although from a legal standpoint we acquired Advantego Technologies on October 27, 2016, for financial reporting purposes, the acquisition of Advantego Technologies constituted a recapitalization, and the acquisition was accounted for as a reverse merger, with the result that Advantego Technologies was deemed to have acquired us.  As a result, our financial statements included as part of this report represent the activity of Advantego Technologies from July 29, 2016 (the inception of Advantego) to October 27, 2016, and the consolidated activity of Advantego Technologies and us from October 27, 2016 forward.

Since Advantego Technologies was only formed on July 29, 2016, a comparison of results of operations for the year ended December 31, 2017 with the period ended December 31, 2016 would not be meaningful.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Our sources and (uses) of cash for the period ended December 31, 2017 and 2016 are shown below:

	2017	2016

Cash (used in) operations	$(184,070)	$(58,390)
Net cash acquired in acquisition of Advantego Technologies	--	104,501
Proceeds from issuance of convertible debt	125,000	--
Proceeds from sale of common stock	50,000	--

On August 31, 2016, Terry Turner and Tracy Madsen agreed that all amounts owed to them would be satisfied solely from the proceeds from the sale of the Gold Bar Mill.  On August 31, 2016, we owed Mr. Turner $421,726 and we owed Mr. Madsen $310,027.

During August and September 2016, we sold 363,636 shares of our common stock, as well as warrants to purchase an additional 545,455 shares of our common stock, to a group of private investors for $100,000.  The warrants are exercisable at prices between $0.55 and $2.20 per share at any time between June 30, 2017 and June 30, 2019. The issuances of these shares and warrants are not reflected in the attached financial statements as the transactions occurred prior to the reverse merger.  The aggregate transaction was eliminated as a result of the reverse merger, and the proceeds and other effects are included in the 'Recapitalization' line item in the 2016 Statement of Changes in Stockholders' Equity (Deficit) and 'Net cash acquired in reverse merger' in the Investing section of the Statement of Cash Flows for the period ended December 31, 2016.  The warrants are still issued and outstanding, as disclosed in Note F to the financial statements, and are included in our computation of diluted weighted average number of shares outstanding in Note D.

On June 5, 2017, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, a former officer and director of the Company, converted a note in the principal amount of $115,000 into 418,182 shares of the Company's common stock.

In December 2017 we sold 129,870 shares of our common stock at a price of $0.385 per share.

On January 8, 2018 holders of notes, in the principal amount of $199,090, converted their notes, plus accrued interest of $28,752, into 828,517 shares of our common stock.  Our CFO, Philip Grey, also converted $38,500 in accrued wages to 95,890 shares of our common stock at $0.402 per share.

See Note E to the December 31, 2017 financial statements, which are a part of this report, for a discussion of our notes payable.

Other than funding our operating expenses and paying our notes payable, we did not, as of December 31, 2017, have any significant capital requirements.

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

See Note D to the financial statements included as part of this report for a description of our significant accounting policies.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

 See the financial statements attached to this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 16, 2016, the Company engaged Pritchett, Siler & Hardy, PC, as its independent registered public accounting firm.

On February 21, 2018, the Company dismissed Pritchett, Siler & Hardy, PC as its independent registered accounting firm.  On February 21, 2018, the Company engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

Item 9A.  Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.  Due to the following:

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

Item 9B.  Other Information.

None.

Item 10.  Directors, Executive Officers and Corporate Governance.

Our officers and directors are listed below.

Name	Age	Position

Robert W. Ferguson	66	Chief Executive Officer and a Director
Fred Popke	58	Vice President, Secretary, Treasurer and Director

Name	Age	Position

Frank Grey	64	Principal Financial and Accounting Officer and a Director
John J. Carvelli	55	Director

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

John Carvelli has been a director of the Company since October 28, 2016.  Mr. Carvelli has been the Executive Vice President of the Liberty Dental Plan group of companies, a national dental benefits administrator, since 2004.  Prior to joining Liberty in 2004, John completed a multi-year project directing a hospital and integrated medical community clinic system in Los Angeles, CA.

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

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

Item 11.  Executive Compensation.

The following table summarizes the compensation earned by our principal executive officers during the two years ended December 31, 2017.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option Awards(4)	Other Annual Compensation(5)	Total ($)

Robert Ferguson	2017	$120,000	--	--	--	--	$120,000
Chief Executive Officer	2016	$30,000	--	--	--	--	$30,000

Fred Popke	2017	$120,000	--	--	--	--	$120,000
Vice President,	2016	$30,000	--	--	--	--	$30,000
Secretary and Treasurer

Frank Grey	2017	$36,000	--	--	--	--	$36,000
Principal Financial	2016	$1,666	--	--	--	--	$1,666
and Accounting Officer

Mark A. Bogani	2016	--	--	--	--	--	--
Chief Executive Officer

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	On January 8, 2018 Mr. Grey converted the compensation owed to him for 2016 and 2017 into 95,890 post-split shares of our common stock.

Management Changes.

In connection with the acquisition of Advantego Technologies, the following management changes took place on October 28, 2016:

●	Mark Bogani resigned as an officer and director of the Company;
●	Frank Grey resigned as the Company's Secretary and Treasurer;
●	Tracy Madsen resigned as a director of the Company;
●	Robert Ferguson became a director of the Company and the Company's Chief Executive Officer;
●	Fred Popke became a director of the Company and the Company's Vice President, Secretary and Treasurer; and
●	John J. Carvelli and Barry Adnams became directors of the Company.

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

Compensation of Directors.   During the year ended December 31, 2017, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2017, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

The following shows the amounts the Company expects to pay to its officers during the twelve months ending December 31, 2018 and the amount of time these persons expect to devote to the Company.

Name	Projected Compensation	Percent of time to be devoted to the Company's business

Robert W. Ferguson	$120,000	100%
Fred Popke	$120,000	100%
Philip F. (Frank) Grey	$50,000	35%

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 30, 2018, the shareholdings of (i) each person owning beneficially 5% or more of the Company's 15,685,015 outstanding shares of common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Robert W. Ferguson	4,651,455	29.7%
1 Park Plaza, Suite 600
Irvine, CA 92614

Fred Popke	4,651,455	29.7%
1 Park Plaza, Suite 600
Irvine, CA 92614

Philip F. (Frank) Grey	142,709	0.8%
2114 Ridge Plaza Dr.
Castle Rock, CO 80108

John J. Carvelli	--	--
450 Vista Roma
Newport Beach, CA 92660

Mark Bogani (1)	1,592,100	10.2%
3934 Platte Ave.
Sedalia, CO 80135

All Officers and Directors	9,445,619	60.2%
as a group (4 persons)

(1)	1,454,962 of Mr. Bogani's shares are registered in the name of Gulf Coast Capital, LLC, a company controlled by Mr. Bogani, a former officer/director of the Company.

The following table lists, as of March 30, 2018, the shareholdings of each person owning the Company's Series B preferred stock.  Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock:

Name and Address	Number of Shares (1)	Percent of Class

Steve Olson	30,000	13%
30-4 Woodland Hills Drive
Southgate, Kentucky 41071

Joseph Smith	25,000	10%
725 College Terrace
Niagara Falls, NY 14305

Stuart Rubin	25,000	10%
5876 N.W. 54th Circle
Coral Springs, FL 33067

Gulf Coast Capital, LLC (2)	160,000	67%
901 Venetia Bay Blvd., Suite 350
Venice, FL 34285-8041

(1)	Each Series B preferred share is convertible into one-half of a share of the Company's common stock and is entitled to one vote on any matter submitted to the Company's shareholders.

(2)	Gulf Coast Capital is controlled by Mark Bogani, a former officer and a director of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We have notes payable to various related parties with principal and accrued interest balances totaling $85,612 and $24,706, respectively, at December 31, 2017.  The notes are unsecured, are either due on demand or mature during 2018, accrue interest at 5%-6%, and are convertible at the option of the holder into the Company's common stock at $.275 per share. On January 8, 2018, $71,029 of principal and interest due on these notes was converted to 258,287 shares of common stock.

An entity controlled by Mark Bogani, a former officer and Director, controlled our transfer agent until July 15, 2017.  We incurred fees with the transfer agent of $6,912 and $1,948 during the periods ended December 31, 2017 and 2016, respectively, of which $500 and $1,240 was payable at December 31, 2017 and 2016, respectively.
In connection with our acquisition of Advantego, as discussed in Item 1 of this report, the following persons (who, prior to the acquisition, were officers and directors of Advantego and owned 82% of Advantego, collectively) received shares of our common stock in the amounts shown below:

Name	Number of Shares Received (1)

Robert W. Ferguson	4,651,455
Fred Popke	4,651,455

(1)	Reflects 1:11 reverse stock split.

On December 30, 2016, the Company transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen - to its then wholly-owned subsidiary, Quove Corporation, which the Company formed on October 31, 2016.  On December 30, 2016, the Company transferred the shares of the subsidiary to a trust owned and controlled by a minority shareholder of the Company, thereby divesting all of its ownership of and affiliation with Quove Corporation.  When permitted by the rules and regulations of the Securities and Exchange Commission, the Quove shares will be distributed from the trust account to GEII's shareholders who owned eleven or more shares of the then GEII's common stock at the close of business on October 27, 2016.

As of December 31, 2017 we had accounts payable - related parties totaling $418,079, which is comprised of $370,079 in management wage accruals, $47,500 in software platform license fees owed to a company affiliated with one of our officers, and $500 to our transfer agent that was affiliated with a prior officer through July 15, 2017.

Item 14.  Principal Accountant Fees and Services.

Pritchett, Siler & Hardy, PC was our principal accountant between October 16, 2016 and February 21, 2018 and audited our financial statements for the period of July 29, 2016 (Advantego's inception) through December 31, 2016.  The following shows the fees we incurred with Pritchett, Siler & Hardy, PC during the year ended December 31, 2017 and the period of July 29, 2016 through December 31, 2016.

	2017	2016

Audit Fees	$30,800	$8,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--

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

On February 21, 2018, we engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as our new independent registered accounting firm

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

1438 N. HIGHWAY 89, STE. 120 FARMINGTON, UTAH 84025 PH (801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advantego Corporation
(formerly Golden Eagle International, Inc.)
Denver, CO
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Advantego Corporation (formerly Golden Eagle International, Inc.) (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the notes thereto (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, has not achieved profitable operations, and expects to incur further losses in the development of its business, which raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/:  Pinnacle Accountancy Group of Utah, PLLC
Pinnacle Accountancy Group of Utah, PLLC

We have served as the Company's auditor since 2018.
Farmington, UT
March 29, 2018

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
515 S 400 E, STE 100
SALT LAKE CITY, UT 84111

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

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
October 16, 2017

Advantego Corporation
(formerly Golden Eagle International, Inc.)
Consolidated Balance Sheets
As of December 31, 2017 and 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,041	$46,111
Inventory	1,000	-

Total current assets	38,041	46,111

Total Assets	$38,041	$46,111

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$418,079	$72,246
Accounts payable	27,300	4,500
Deferred revenue	4,215	-
Accrued interest, notes payable	7,237	822
Accrued interest, notes payable - related parties	24,706	21,125
Convertible notes payable (net of unamortized debt discounts of $47,483 and $7,281, respectively)	102,517	42,719
Convertible notes payable - related parties (net of unamortized debt discounts of $19,936 and $6,022, respectively)	65,676	54,590

Total current liabilities	649,730	196,002
Total Liabilities	$649,730	$196,002

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; 2,000,000,000 authorized shares; 14,664,718 and 14,534,848 issued and outstanding shares, respectively	1,466	1,453
Additional paid-in capital	163,707	8,720
Accumulated (deficit), (net of Golden Eagle International, Inc.'s deficit of $65,247,222 that was eliminated through a quasi-reorganization on October 27, 2016)	(779,262)	(162,464)

Total stockholders' equity (deficit)	(611,689)	(149,891)

Total Liabilities and Stockholders' Equity (Deficit)	$38,041	$46,111

The accompanying footnotes are an integral part of these consolidated financial statements

Advantego Corporation
(formerly Golden Eagle International, Inc.)
Consolidated Statements of Operations
For the Year Ended December 31, 2017 and the Period of July 29, 2016 (inception) through December 31, 2016

	2017	2016

REVENUES
Sales	$18,631	$-
Cost of sales	(3,000)	-
Gross profit	15,631	-

OPERATING EXPENSES
General and administrative	571,549	130,437

Total operating expenses	571,549	130,437

OPERATING (LOSS)	(555,918)	(130,437)

OTHER INCOME (EXPENSE)
Interest expense	(60,880)	(32,027)

Total other (expense)	(60,880)	(32,027)

Loss before income taxes	(616,798)	(162,464)
Income taxes	-	-

NET LOSS	(616,798)	(162,464)

Basic and diluted loss per share	$(0.04)	$(0.01)

Weighted average shares outstanding - basic and diluted	14,544,099	13,944,198

The accompanying footnotes are an integral part of these consolidated financial statements.

Advantego Corporation
(formerly Golden Eagle International, Inc.)
Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Period of July 29, 2016 (Inception) through December 31, 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at July 29, 2016 (Inception)	-	$-	-	$-	$-	$-	$-

Recapitalization	240,000	2,400	2,488,030	249	64,750,087	(65,247,222)	(494,486)

Reclassification of accumulated deficit
pursuant to quasi-reorganization	-	-	-	-	(65,247,222)	65,247,222	-

Conversion of related party debt
into common stock	-	-	418,182	42	114,958	-	115,000

Issuance of common stock
in reverse merger	-	-	11,628,636	1,162	(1,162)	-	-

Transfer of assets and liabilities
to Quove Corporation	-	-	-	-	392,059	-	392,059

Net loss	-	-	-	-	-	(162,464)	(162,464)

Balance at December 31, 2016	240,000	$2,400	14,534,848	$1,453	$8,720	$(162,464)	$(149,891)

Common stock issued for cash	-	-	129,870	13	49,987	-	50,000

Beneficial conversion features on convertible notes payable	-	-	-	-	105,000	-	105,000

Net loss	-	-	-	-	-	(616,798)	(616,798)

Balance at December 31, 2017	240,000	$2,400	14,644,718	$1,466	$163,707	$(779,262)	$(611,689)

The accompanying footnotes are an integral part of these consolidated financial statements.

Advantego Corporation
(formerly Golden Eagle International, Inc.)
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2017 and the Period of July 29, 2016 (Inception) through December 31, 2016

	2017	2016

Net loss	$(616,798)	$(162,464)
Amortization of debt discount	50,884	24,718
Changes in operating assets and liabilities
Increase in inventory	(1,000)	-
Increase in accounts payable	22,800	-
Increase in deferred revenue	4,215	-
Increase in accounts payable - related parties	345,833	72,045
Increase in accrued interest, notes payable - related parties	3,581	6,697
Increase in accrued interest, notes payable	6,415	614
Net cash flows (used by) operating activities	(184,070)	(58,390)

Net cash acquired in reverse merger	-	104,501
Net cash flows provided by investing activities	-	104,501

Proceeds from convertible notes payable - related parties	25,000	-
Proceeds from convertible notes payable	100,000	-
Proceeds from issuance of common stock	50,000	-
Net cash flows provided by financing activities	175,000	-

Net increase (decrease) increase in cash	(9,070)	46,111

Cash at beginning of period	46,111	-
Cash at end of period	$37,041	$46,111

Schedule of Non-cash Investing and Financing Activities:
Conversion of related party debt into common stock	$-	$115,000
Receipt of Quove Corporation common stock in exchange for certain assets and liabilities, and subsequent transfer of Quove shares to a trust owned by a minority shareholder of the Company	$-	$392,059

Cash paid for
Interest	$-	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

ADVANTEGO CORPORATION
(formerly Golden Eagle International, Inc.)
Notes to Consolidated Financial Statements
Year Ended December 31, 2017 and the Period of July 29, 2016 (Inception) through December 31, 2016

Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. ("GEII") was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, GEII engaged in contract gold milling operations in the state of Nevada in the United States.  GEII has not had any business operations since it disposed of its wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time GEII had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary. More recently, GEII has been a non-operating corporation seeking to sell its remaining milling plant and equipment and/or merge with an operating company. On October 27, 2016, GEII completed a reverse merger with Advantego Technologies, Inc., which resulted in a change of control and the perpetuation of Advantego Technologies, Inc.'s management and business operations.  Concurrent with the merger, the combined entity executed a quasi-reorganization, thereby eliminating GEII's losses accumulated since its inception through the date of the merger.

Advantego Technologies, Inc. was incorporated in California on July 29, 2016. Advantego Technologies, Inc. develops software products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.

Effective February 1, 2018 and pursuant to Board authorization and majority shareholder approval, the Company changed the name of GEII to Advantego Corporation (amending GEII's Articles of Incorporation accordingly), cancelled its Series A, C, and D preferred shares, and effected a 1-for-11 reverse stock split on its issued and outstanding shares of common stock that became effective on the OTCQB on February 22, 2018.  Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Advantego Corporation and Advantego Technologies, Inc., collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements as of and for the period of July 29, 2016 through December 31, 2016 and for the year ended December 31, 2017 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $(779,262), since its inception through December 31, 2017 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  As a result of the reverse merger with Advantego Technologies, Inc., we have entered into a new line of business with unproven technologies and we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

Note B – Business Combination – Reverse Merger

On October 27, 2016, Golden Eagle International, Inc. ("GEII") acquired 100% of the issued and outstanding common stock of Advantego Technologies, Inc. ("Advantego") in exchange for 11,628,636 shares of GEII common stock, thus making Advantego GEII's wholly-owned subsidiary. The stock exchange is deemed a reverse merger, as the management and operations of Advantego have continued, and Advantego's management received in the aggregate a majority ownership in GEII as a result of the stock exchange. As such, the accompanying consolidated financial statements represent the operations of Advantego Technologies, Inc. (the surviving operating entity and accounting acquirer) from the period of July 29, 2016 (date of inception) through the October 27, 2016 merger date, consolidated with the operations of GEII (the SEC registrant and legal acquirer) from the period of October 27, 2016 (date of reverse merger) through December 31, 2016 and for the year ended December 31, 2017.  The equity section of the consolidated financial statements reflect the historical activity of GEII, with a recapitalization to reconcile the beginning $0 balances upon Advantego's inception.  Effective February 1, 2018, the Company changed the name of GEII to Advantego Corporation.

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

Note C – Transfer of Gold Bar Mill and associated Liabilities

On December 30, 2016, the Company transferred the Gold Bar Mill and its associated liabilities - consisting of severance pay notes payable plus accrued interest owed to former officers and directors Terry Turner and Tracy Madsen - to its then wholly-owned subsidiary, Quove Corporation, which the Company formed on October 31, 2016.  On December 30, 2016, the Company transferred the shares of the subsidiary to a trust owned and controlled by a minority shareholder of the Company, thereby divesting all of its ownership of and affiliation with Quove Corporation. When permitted by the rules and regulations of the Securities and Exchange Commission, the Quove shares will be distributed from the trust account to  GEII's shareholders who owned eleven or more shares of the then GEII's common stock at the close of business on October 27, 2016.

The Gold Bar Mill was transferred to Quove Corporation at its book value of $350,000.

A note payable to Terry Turner (our former CEO) in the principal amount of $350,000 along with $77,575 of accrued interest was transferred to Quove Corporation. This note carries an interest rate of 5%. On August 31, 2016, the Company and Mr. Turner agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Turner was issued 91 shares of the Company's common stock in 2016.

A note payable to Tracy Madsen (our former CFO) in the principal amount of $266,667 along with $47,817 of accrued interest was transferred to Quove Corporation. This note carries an interest rate of 5%. On August 31, 2016, the Company and Mr. Madsen agreed to satisfy principal and interest with proceeds from the sale of the Gold Bar Mill.  In consideration of this concession, Mr. Madsen was issued 91 shares of the Company's common stock in 2016.

Note D – Summary of Significant Accounting Policies

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

Property and Equipment

Property and equipment are recorded at cost.  Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation on property and equipment is computed using the straight-line method over the assets' estimated useful lives as follows:

Vehicles	5 years
Office equipment	4-10 years

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis. For the period of July 29, 2016 (inception) through December 31, 2016 and for the year ended December 31, 2017, we did not recognize any impairment charges.

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

During the period of May through December 2017, the Company entered into various licensing arrangements to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  The Company recognized $18,631 in revenues during the period ended December 31, 2017, at which date $4,215 was deferred to future periods.  Since customers pre-pay for services to be rendered during a subsequent period, management determined no allowance for doubtful accounts was necessary.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black-Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2017 and 2016, the inclusion of these shares on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Fully diluted shares for the years ended December 31, 2017 and December 31, 2016:

	2017	2016
Basic weighted average shares outstanding	14,544,099	13,944,198
Convertible debt	626,634	402,225
Series B preferred stock	10,909	10,909
Warrants	545,455	386,364
Total	15,727,097	14,743,696

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

Note E – Loans and Notes Payable

Notes Payable - Related Parties

We have related party debt obligations outstanding at December 31, 2017 and 2016 as follows:

		December 31, 2017				December 31, 2016
Note Description	Principal	Less Debt Discount	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest

Gulf Coast Capital, LLC (a)	$30,112	$(4,516)	$25,596	$20,716	$30,112	$(6,022)	$24,090	$19,211
Avcon Services, Inc. (b)	30,500	-	30,500	3,439	30,500	-	30,500	1,914
Frank Grey (c)	12,500	(6,216)	6,284	366	-	-	-	-
Mark Bogani (d)	12,500	(9,204)	3,296	185	-	-	-	-

Totals	$85,612	$(19,936)	$65,676	$24,706	$60,612	$(6,022)	$54,590	$21,125

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note is uncollateralized, dated September 30, 2016, and represents the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continues to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.275 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that is being amortized ratably over the five-year conversion period (with acceleration if converted) and netted against the principal balance as a debt discount.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 418,182 shares of the Company's Common Stock.  Debt discount amortization for the periods ended December 31, 2017 and 2016 totaled $1,506 and $22,958, respectively.  Interest expense for the periods ended December 31, 2017 and 2016 totaled $1,505 and $1,214, respectively.  On January 8, 2018, Gulf Coast Capital converted $45,466 principal and interest into 165,331 shares (Note I).

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our former CFO.  The note represents amounts due for CFO services during the period of June 2014 through September 2015, is uncollateralized, is dated December 31, 2015, carries an interest rate of 5%, and is due on demand. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.275 per share through December 31, 2020.  Interest expense for the periods ended December 31, 2017 and 2016 totaled $1,525 and $259, respectively.

(c)
On June 29, 2017, the Company entered into an uncollateralized note payable with its CFO, Frank Grey, in the amount of $12,500.  The note carries an interest rate of 6%, and matures on June 29, 2018.  The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature totaling $12,500 that is being amortized ratably over the term of the note and netted against the principal balance as a debt discount. Debt discount amortization for the year ended December 31, 2017 totaled $6,284, while interest expense for the period was $366.  On January 8, 2018 Philip Grey converted $12,875 in principal and interest into 46,818 shares (Note I).

(d)
On September 25, 2017, the Company entered into an uncollateralized note payable with its former CEO, Mark Bogani, in the amount of $12,500.  The note carries an interest rate of 6%, and matures on September 25, 2018.  The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature totaling $12,500 that is being amortized ratably over the term of the note and netted against the principal balance as a debt discount. Debt discount amortization for the year ended December 31, 2017 totaled $3,296, while interest expense for the period was $185.  On January 8, 2018 Mark Bogani converted $12,688 in principal and interest into 46,138 shares (Note I).

Notes Payable

	December 31, 2017				December 31, 2016
Unaffiliated Investor	Principal	Less Debt Discount	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest

(a)	$100,000	$(6,158)	$93,842	$6,748	$50,000	$(7,281)	$42,719	$822
(b)	25,000	(18,408)	6,592	362	-	-	-	-
(c)	25,000	(22,917)	2,083	127	-	-	-	-

Totals	$150,000	$(47,483)	$102,517	$7,237	$50,000	$(7,281)	$42,719	$822

(a)
On September 22, 2016 ($50,000), January 12, 2017 ($25,000), and March 27, 2017 ($25,000), the Company entered into uncollateralized notes payable with an unaffiliated investor in the aggregate amount of $100,000.  The notes carry an interest rate of 6% and each mature one year following their original issuance. The notes and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share.  Upon the notes' inceptions, there was an aggregate beneficial conversion feature totaling $40,000 that is being amortized ratably over their respective one-year note maturity periods (with acceleration if converted) netted against the principal balance as a debt discount.  Aggregate debt discount amortization for the periods ended December 31, 2017 and 2016 totaled $31,123 and $2,719, respectively.  Interest expense for the periods ended December 31, 2017 and 2016 totaled $5,926 and $822, respectively. On January 8, 2018, the investor converted $106,313 in principal and interest into 386,593 shares (Note I).

(b)
On September 25, 2017, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $25,000.  The note carries an interest rate of 6% and matures on September 25, 2018. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Debt discount amortization for the year ended December 31, 2017 totaled $6,592, while interest expense for the period was $362. On January 8, 2018, the investor converted $25,375 in principal and interest into 92,273 shares (Note I).

(c)
On November 30, 2017, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $25,000.  The note carries an interest rate of 6% and matures on November 30, 2018. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Debt discount amortization for the year ended December 31, 2017 totaled $2,083, while interest expense for the period was $127. On January 8, 2018, the investor converted $25,125 in principal and interest into 91,364 shares (Note I).

Note F – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 14,664,718 and 14,534,848 were issued and outstanding at December 31, 2017 and 2016 respectively.

Pre-Reverse Merger Transactions:

The issuances of the following shares and warrants are not reflected in the attached financial statements, as the transactions occurred prior to the reverse merger.  The transactions were eliminated as a result of the reverse merger, and the proceeds and other effects are included in the 'Recapitalization' line item in the 2016 Statement of Changes in Stockholders' Equity (Deficit) and 'Net cash acquired in reverse merger' in the Investing section of the Statement of Cash Flows for the period ended December 31, 2016.  The warrants are still issued and outstanding, and are included in our computation of diluted weighted average number of shares outstanding in Note D.

On June 14, 2016, we issued 182 shares of stock to our former officers and directors in exchange for modification of some terms of their debt agreements with the Company (Note C).

During August and September 2016, we sold 363,636 shares of our common stock, with warrants to purchase an additional 545,455 shares of our common stock, to a group of private investors for $100,000.  The warrants are exercisable at prices between $0.55 and $2.20 per share at any time between June 30, 2017 and June 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value

Series A	$.275	$.55	.75	.54%	$.010625	2,000,000	$21,249
Series B	$.275	$1.10	1.75	.69%	$.014909	2,000,000	$29,817
Series C	$.275	$2.20	1.75	.85%	$.017384	2,000,000	$34,767
Total							$85,833

Reverse Merger and Subsequent Transactions:

On October 27, 2016, we acquired 100% of the issued and outstanding shares of Advantego Technologies, Inc. ("Advantego") common stock in exchange for 11,628,636 shares of our common stock.

On December 30, 2016, $115,000 of the Gulf Coast Capital, LLC note payable (Note E) was converted into 418,182 shares of our common stock.

On December 4, 2017, we issued 129,870 shares of common stock in exchange for $50,000 in cash at a price of $.385 per share to an independent investor.

Preferred stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of December 31, 2017 and 2016, 4,500,000 shares of our Series B Preferred Stock had been authorized for issuance, and 240,000 were issued and outstanding.  These 240,000 Series B shares are convertible into 10,909 common shares.

Note G – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors.  During the periods ended December 31, 2017 and 2016, we incurred $439,500 and $107,306, respectively, with these individuals and companies, of which $417,579 and $71,006 was payable at December 31, 2017 and 2016, respectively.

An entity controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent of $6,912 and $1,948 during the periods ended December 31, 2017 and 2016, respectively, of which $500 and $1,240 was payable at December 31, 2017 and 2016, respectively.
We have various notes payable outstanding with related parties as detailed in Note E.  Also, on December 30, 2016, we transferred two of our related party notes payable and accrued interest to our then-sister company, Quove Corporation, as detailed in Note C.

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.  The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and valuation allowance at December 31, 2017:

	2017	2016

Net loss carry forward (at 21% and 34%, respectively)	$3,091,606	$4,795,747
Valuation allowance	(3,091,606)	(4,795,747)
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $14,721,935 at December 31, 2017, which may be offset against future taxable income through 2035. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years ended December 31, 2017 as follows:

	2017	2016

Provision (benefit) at US statutory rate of 21% and 34%, respectively	$129,528	$55,000
Effect of rate change on valuation allowance	(1,833,669)	-
Increase (decrease) in valuation allowance	1,704,141	(55,000)
Ending balance	$-	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2017, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014 through the present.

Note I – Subsequent Events

Debt Conversion

As summarized below, on January 8, 2018 various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes from Note E.  Our CFO, Philip Grey, converted his accrued wages as well.

	Principal	Interest	Total Converted	Conversion Rate Per Share	Shares Issued upon Conversion

Gulf Coast Capital	$24,090	$21,376	$45,466	$.275	165,331
Mark Bogani	12,500	188	12,688	.275	46,138
Stephen Calandrella	25,000	375	25,375	.275	92,273
Clifford Thygesen	100,000	6,313	106,313	.275	386,593
Kevin Curtis	25,000	125	25,125	.275	91,364
Philip Grey	12,500	375	12,875	.275	46,818
Philip Grey*	38,500	-	38,500	.402	95,890

Total	$237,590	$28,752	$266,342	-	924,407

*   Accrued wages

Corporate Items

On February 1, 2018 and pursuant to shareholder approval obtained at a January 31, 2018 shareholder meeting, the Company amended its Articles of Incorporation to reflect a name change from Golden Eagle International, Inc. to Advantego Corporation, cancellation of its Series A, C and D preferred shares, and the amendment to voting rights of its Series B preferred shares.  The Company also obtained shareholder approval for a 1-for-11 reverse stock split, which became effective on the OTCQB on February 22, 2018.

Contracts

On February 1, 2018, the Company entered into a Consulting Agreement with one of its unaffiliated convertible noteholders ("the Consultant"), whereby the Consultant will provide service related to corporate management and capital formation (i.e., mergers and acquisitions, banking, financing, investing, establishment of business organizations, and financial planning).  The agreement's term is one year from its inception, with subsequent renewal by mutual consent of the parties.  As compensation, the Consultant received pre-payment of 17,273 shares of the Company's common stock, which were issued on March 15, 2018 with an aggregate value of $13,818 that will be amortized ratably over the contract's term.

On February 5, 2018, the Company entered into a Finders' Fee Agreement with an independent consultant ("the Finder"), whereby in the event that the Company receives funds from a party introduced by the Finder, a fee equal to 20,000 shares of the Company's common stock shall be paid to the Finder if such funding is secured prior to August 5, 2018.  On March 8, 2018, the Finder was issued 20,000 shares for procuring $250,000 (net of discounts and fees totaling $39,375) in financing for the Company in the form of a convertible promissory note with an investor unaffiliated with the Company.  The note was issued March 2, 2018, bears 12% interest, matures on March 2, 2019, and is convertible at a price equal to 58% of the lowest trading price of the Company's common stock during the twenty-five days preceding conversion.

The Company has evaluated its subsequent events through the date of this report issuance and determined there are no additional events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTEGO CORPORATION

Dated: March 30, 2018	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	March 30, 2018
Robert W. Ferguson

/s/ Philip F. (Frank) Grey	Principal Financial and Accounting Officer and a Director	March 30, 2018
Philip F. (Frank) Grey

/s/ Fred Popke	Director	March 30, 2018
Fred Popke

/s/ John J. Carvelli	Director	March 30, 2018
John J. Carvelli