Form 10-Q
period 2018-03-31
Advantego Corp
filed 2018-05-21
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2018

[  ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

Commission File Number:    0-23726

ADVANTEGO CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-1116515
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 East Florida Ave., Ste. 400
Denver, CO 80210
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,626,398 shares of common stock as of May 21, 2018.

PART I.

Item 1.     Financial Statements.

Advantego Corporation
Consolidated Balance Sheets As of March 31, 2018 and December 31, 2017 (Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$32,713	$37,041
Accounts receivable	38,500	-
Inventory	20,507	1,000
Prepaid expenses	13,175	-
Total current assets	104,895	38,041

Total Assets	$104,895	$38,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$340,597	$418,079
Accounts payable	47,064	27,300
Deferred revenue	1,920	4,215
Accrued interest, notes payable	-	7,237
Accrued interest, notes payable - related parties	3,890	24,706
Convertible notes payable (net of unamortized debt discounts of $62,122 and $47,483, respectively, and unamortized debt premium of $260,715 and $0, respectively)	495,982	102,517
Convertible notes payable - related parties (net of unamortized debt discounts of $0 and $19,936, respectively)	36,522	65,676
Total current liabilities	925,975	649,730

Total Liabilities	$925,975	$649,730

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001per share; 2,000,000,000 authorized shares; 15,626,398 and 14,664,718 issued and outstanding shares, respectively	1,563	1,466
Additional paid-in capital	198,055	163,707
Accumulated (deficit)	(1,023,098)	(779,262)
Total stockholders' equity (deficit)	(821,080)	(611,689)
Total Liabilities and Stockholders' Equity (Deficit)	$104,895	$38,041

The accompanying footnotes are an integral part of these unaudited financial statements.

Advantego Corporation Consolidated Statements of Operations For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	March 31, 2018	March 31, 2017

REVENUES
Sales	$43,977	$-
Cost of sales	(30,239)	-
Gross Profit	13,738	-

OPERATING EXPENSES
General and administrative	182,440	159,532

Total operating expenses	182,440	159,532

OPERATING (LOSS)	(168,702)	(159,532

OTHER INCOME (EXPENSE)
Interest expense	(75,134)	(5,029)

Total other income (expense)	(75,134)	(5,029)

Loss before income taxes	(243,836)	(164,561)
Income taxes	-	-
NET LOSS	(243,836)	(164,561)

Loss per share - basic	$(0.02)	$(0.01)
Weighted average shares outstanding - basic	15,524,531	14,534,848

The accompanying footnotes are an integral part of these unaudited financial statements.

Advantego Corporation Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	March 31,	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(243,836)	$(164,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	72,172	2,876
Amortization of consulting services prepaid with common stock	2,303	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(38,500)	-
(Increase) in prepaid expenses	(1,660)	-
(Increase) in inventory	(19,507)	-
Increase in accounts payable	19,764	-
(Decrease) in deferred revenue	(2,295)	-
(Decrease) in accounts payable - related parties	(38,982)	107,266
Increase in accrued interest, convertible notes payable - related parties	1,123	748
Increase (decrease) in accrued interest, convertible notes payable	(424)	1,405

Net cash flows (used by) operating activities	(249,842)	(52,266)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	250,000	50,000
Principal payments on convertible notes payable	(4,486)	-

Net cash flows provided by financing activities	245,514	50,000

NET CHANGE IN CASH	(4,328)	(2,266)
CASH - BEGINNING OF PERIOD	37,041	46,111
CASH - END OF PERIOD	$32,713	$43,845

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-Cash Investing and Financing Activities:
Conversion of convertible notes payable into 545,455 shares of common stock	$150,000	$-
Conversion of convertible notes payable - related parties into 178,509 shares of common stock	$49,090	$-
Conversion of accrued interest, convertible notes payable into 24,775 shares of common stock	$6,813	$-
Conversion of accrued interest, convertible notes payable - related parties into 79,788 shares of common stock	$21,939	$-
Conversion of officer wages payable into 95,890 shares of common stock	$38,500	$-
Issuance of 17,273 shares of common stock for prepaid consulting fees	$13,818	$-
Issuance of 20,000 shares of common stock for finder's fee	$15,000	$-
Amortization to additional paid-in capital of debt premium on convertible notes payable	$23,348	$-
Recording of premium on convertible debt at stock redemption value	$284,063	$-
Cash paid for:
Interest	$2,264	$-
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2018 and 2017

Note A – Organization and Business

Organization and Nature of Business

Advantego Corporation ("Advantego," formerly Golden Eagle International, Inc., or "GEII") was incorporated in Colorado on July 21, 1988. Since 2008, GEII had engaged in contract gold milling operations in the state of Nevada in the United States. On October 27, 2016, GEII completed a reverse merger with Advantego Technologies, Inc., which resulted in a change of control and the perpetuation of Advantego Technologies, Inc.'s management and business operations.  Concurrent with the merger, the combined entity executed a quasi-reorganization, thereby eliminating GEII's losses accumulated since its inception through the date of the merger.

Advantego Technologies, Inc. was incorporated in California on July 29, 2016. Advantego Technologies, Inc. develops software products and related services which are designed to enable an organization to rapidly and cost-effectively create a comprehensive promotional and marketing campaign using social media marketing, customer relationship management, and lead generation.

Effective February 1, 2018 and pursuant to Board authorization and majority shareholder approval, the Company changed the name of GEII to Advantego Corporation (amending GEII's Articles of Incorporation accordingly), cancelled its Series A, C, and D preferred shares, and effected a 1-for-11 reverse stock split on its issued and outstanding shares of common stock that became effective on the OTC Markets trading platform on February 22, 2018.  Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Advantego and Advantego Technologies, Inc., collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements in this report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $1,023,098, since its inception through March 31, 2018 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  Though our line of business involves proven technologies, we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern

Note B – Summary of Significant Accounting Policies

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

Concentration of Credit Risk

From time to time our cash balances, held at a major financial institution, exceed the federally insured limits of $250,000.  Our management believes that the financial institution is financially sound and the risk of loss is low.  Our cash balances did not exceed federally insured limits at March 31, 2018 or December 31, 2017.

Approximately 90% of the Company's revenues during the three months ended March 31, 2018 and 100% of the accounts receivable at March 31, 2018 are with one customer.  This customer is a certifier of automobile collision repair shops, which distributes the Company's product to the repair shops in its network.  The receivable balance was paid to the Company in full in April 2018.

Cash and Cash Equivalents

For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventory

The Company's inventory consists of controller boxes that the Company configures with digital signage software upon customer order.  Each box is identical and is carried at cost.

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

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis. For the three months ended March 31, 2018 and 2017, we did not recognize any impairment charges.

Revenue Recognition

In May 2017, the Company launched the online directory and digital signage components of its ongoing licensing services it provides to third parties.   The Company has entered into various licensing arrangements to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  During the three months ended March 31, 2018, the Company recognized $43,977 in revenues, which were comprised of $39,900 in digital signage and $4,077 in online directory listing sales.  As of March 31, 2018 and December 31, 2017, $1,920 and $ 4,215, respectively, of online directory listing sales were deferred to future periods.  The March 31, 2018 accounts receivable balance of $38,500 consists of amounts owed for digital signage hardware and software, payment for which is billed to customers upon shipment (the point at which revenue is deemed earned). Since customers pre-pay via the Company's website for online directory services to be rendered during a subsequent period, and the March 31, 2018 receivable balance was collected in full in April 2018, management determined no allowance for doubtful accounts was necessary at March 31, 2018.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black-Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the net income (loss) divided by the weighted average number of shares outstanding during each period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart.  During the three months ended March 31, 2018 and 2017, the inclusion of these common stock equivalents on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three months ended March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017

Basic weighted average shares outstanding	15,524,531	14,534,848
Convertible debt	384,543	410,508
Series B preferred stock	10,909	10,909
Warrants	363,637	545,455
Fully diluted weighted average shares outstanding	16,283,620	15,501,720

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

Note C – Convertible Notes Payable

Convertible Notes Payable - Related Parties

We have uncollateralized related party convertible debt obligations outstanding at March 31, 2018 and December 31, 2017 as follows:

	March 31, 2018				December 31, 2017
Note	Principal	Less Debt Discount	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest

(a)	$6,022	$-	$6,022	$75	$30,112	$(4,516)	$25,596	$20,716
(b)	30,500	-	30,500	3,815	30,500	-	30,500	3,439
(c)	-	-	-	-	12,500	(6,216)	6,284	366
(d)	-	-	-	-	12,500	(9,204)	3,296	185
Totals	$36,522	$-	$36,522	$3,890	$85,612	$(19,936)	$65,676	$24,706

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note is dated September 30, 2016 and represents the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continues to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.275 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that was being amortized and netted against the principal balance as a debt discount.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 418,182 shares of the Company's common stock.  Debt discount amortization for the three months ended March 31, 2018 and 2017 totaled $4,516 and $376, respectively.  Interest expense on the note totaled $102 and $372 for the three months ended March 31, 2018 and 2017, respectively. On January 8, 2018, Gulf Coast Capital converted $24,090 principal plus accrued interest into 165,331 shares of our common stock (Note D).

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our former CFO.  The note represents amounts due for CFO services during the period of June 2014 through September 2015, is dated December 31, 2015, carries an interest rate of 5%, and is due on demand. The note and accrued interest, or any portion thereof, are convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.275 per share through December 31, 2020. Interest expense for each of the three months ended March 31, 2018 and 2017 totaled $376.

(c)	On June 29, 2017, the Company entered into an uncollateralized note payable with its CFO, Philip Grey, in the amount of $12,500. The note carried an interest rate of 6%, and matured on June 29, 2018. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature totaling $12,500 that was being amortized and netted against the note balance as a debt discount. Debt discount amortization for the three months ended March 31, 2018 totaled $6,216, while interest expense for the period was $16. On January 8, 2018, Mr. Grey converted the $12,500 principal plus accrued interest into 46,818 shares of common stock (Note D).

(d)	On September 25, 2017, the Company entered into an uncollateralized note payable with its former CEO, Mark Bogani, in the amount of $12,500. The note carried an interest rate of 6%, and matured on September 25, 2018. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature totaling $12,500 that was being amortized and netted against the principal balance as a debt discount. Debt discount amortization for the three months ended March 31, 2018 totaled $9,204, while interest expense for the period was $16. On January 8, 2018, Mr. Bogani converted the $12,500 principal plus accrued interest into 46,138 shares of common stock (Note D).

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at March 31, 2018 and December 31, 2017 as follows:

	March 31, 2018					December 31, 2017
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest
(a)	$-	$-	$-	$-	$-	$100,000	$(6,158)	$93,842	$6,748
(b)	-	-	-	-	-	25,000	(18,408)	6,592	362
(c)	-	-	-	-	-	25,000	(22,917)	2,083	127
(d)	297,389	(62,122)	260,715	495,982	-	-	-	-	-
Totals	$297,389	$(62,122)	$260,715	$495,982	$-	$150,000	$(47,483)	$102,517	$7,237

(a)
On September 22, 2016 ($50,000), January 12, 2017 ($25,000), and March 27, 2017 ($25,000), the Company entered into notes payable with a single investor totaling $100,000.  The notes carried an interest rate of 6% and each matured one year following its issuance date.  The notes and accrued interest were convertible into the Company's common stock at a fixed rate of $.275 per share.  Upon the notes' inceptions, there was an aggregate beneficial conversion feature totaling $40,000, which was being amortized and netted against the aggregate principal balance as a debt discount.  Aggregate amortization of the debt discount totaled $6,158 and $2,500, and interest expense was $132 and $750 for the three months ended March 31, 2018 and 2017, respectively.    On January 8, 2018, the noteholder converted the $100,000 principal plus accrued interest into 386,593 shares of common stock (Note D).

(b)
On September 25, 2017, the Company entered into a note payable in the amount of $25,000.  The note carried an interest rate of 6% and matured on September 25, 2018. The note and accrued interest were convertible at the option of the lender into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature of $25,000, which was being amortized and netted against the principal balance as a debt discount.  Debt discount amortization and interest expense for the three months ended March 31, 2018 totaled $18,408 and $33, respectively.  On January 8, 2018, the noteholder converted the $25,000 principal plus accrued interest into 92,273 shares (Note D).

(c)
On November 30, 2017, the Company entered into a note payable in the amount of $25,000.  The note carried an interest rate of 6% and matured on November 30, 2018. The note and accrued interest were convertible at the option of the lender into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature of $25,000, which was being amortized and netted against the principal balance as a debt discount.  Debt discount amortization and interest expense for the three months ended March 31, 2018 totaled $22,917 and $33, respectively. On January 8, 2018, the noteholder converted the $25,000 principal plus accrued interest into 91,364 shares (Note D).

(d)
On March 2, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $301,875.  The note carries an interest rate of 12% and matures on March 2, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 58% of the lowest market trading price per share during the 25 days preceding conversion.  At the note's inception, there was an original issue discount of $39,375, a transaction fee of $12,500, and a finder's fee of common stock valued at $15,000 (Note D), which in the aggregate resulted in a total discount of $66,875 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $250,000.

Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note.  As such, the Company recorded a premium on the note of $284,063 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.32 per share (58% of the $.55 lowest trading price during the 25 days preceding the note's issuance), which computed to 781,250 shares of "if-converted" common stock with a redemption value of $585,938 due to $.75 per share fair market value of the Company's stock on the note's date of issuance.  Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.  Debt discount and premium amortizations for the three months ended March 31, 2018 totaled $4,753 and $23,348, respectively, while interest expense was $2,264.  During the three months ended March 31, 2018, the Company made $4,486 and $2,264 in principal and interest payments, respectively.

Note D – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 15,626,398 and 14,664,718 were issued and outstanding at March 31, 2018 and December 31, 2017, respectively.

On February 1, 2018, the Company issued 17,273 shares of common stock based on the stock's approximate trading price of $.75 per share for total value of $13,818.  The shares were issued to an independent consultant for services to be rendered over the year following issuance.  The Company recorded the shares as a prepaid expense (Note F).

On February 5, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C (d).  The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date, and has been recorded as a debt discount to be netted with the underlying convertible note and amortized to interest expense over the length of the note.

During August and September 2016, we sold 33,058 shares of our common stock, with warrants to purchase an additional 545,454 shares of our common stock, to a group of private investors for $100,000.  The warrants were issued prior to the reverse merger (Note A), and were subsequently still deemed issued and outstanding. The Series A warrants have expired, while the Series B and C warrants expire on June 30, 2018 and June 30, 2019, respectively.  The warrants were originally exercisable at prices between $0.55 and $2.20 share at any time between June 30, 2017 and June 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value
Series A (expired)	$.275	$.55	.75	.54%	$.1168	181,818	$21,249
Series B	$.275	$.1.10	1.75	.69%	$.1639	181,818	$29,817
Series C	$.275	$2.20	1.75	.85%	$.1912	181,818	$34,767
Total							$85,833

Debt Conversion

As summarized below, on January 8, 2018 various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes from Note C.  Our CFO, Philip Grey, converted his accrued wages as well.

Name	Principal	Interest	Total Converted	Conversion Rate Per Share	Post-Split Shares Issued Upon Conversion
Gulf Coast Capital	$24,090	$21,376	$45,466	$.275	165,331
Mark Bogani	12,500	188	12,688	.275	46,138
Stephen Calandrella	25,000	375	25,375	.275	92,273
Clifford Thygesen	100,000	6,313	106,313	.275	386,593
Kevin Curtis	25,000	125	25,125	.275	91,364
Phillip Grey	12,500	375	12,875	.275	46,818
Phillip Grey*	38,500	-	38,500	.402	95,890

Total	$237,590	$28,752	$266,342	-	924,407

* Represents accrued wages converted at a rate agreed upon by management.

 Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of March 31, 2018 and December 31, 2017, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding.  These 240,000 Series B shares are convertible into 10,909 common shares.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the three months ended March 31, 2018 and 2017, we incurred $112,000 and $124,500, respectively, with these individuals and companies, and we had payable balances of $340,597 and $417,579 at March 31, 2018 and December 31, 2017, respectively.

An entity formerly controlled by Mark Bogani, a former officer and Director, acts as our transfer agent. We incurred fees with the transfer agent of $2,110 and $548 during the three months ended March 31, 2018 and 2017, respectively, and had payable balances of $0 and $500 at March 31, 2018 and December 31, 2017, respectively. Mr. Bogani is no longer a board member and does not have a controlling stake in the transfer agent as of March 31, 2018.

Note F – Prepaid Expenses

The Company's prepaid expenses consist of unamortized common stock that was prepaid for consulting services (Note D) and $1,660 in prepaid legal fees.  The prepaid stock's value on the February 1, 2018 issuance date of $15,000 is being amortized monthly over the year following the issuance.  The Company recorded amortization expense of $2,303 during February and March 2018, resulting in unamortized prepaid stock of $11,515 and total prepaid expenses of $13,175 at March 31, 2018.

Note G – Subsequent Events

The Company has evaluated its subsequent events through the date of this report issuance and determined there are no additional events to disclose.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Advantego Corporation ("Advantego," formerly Golden Eagle International, Inc., or "GEII") was incorporated in Colorado on July 21, 1988. GEII had previously engaged in contract gold milling operations primarily in the state of Nevada in the United States. On October 27, 2016, GEII completed a reverse merger with Advantego Technologies, Inc., which resulted in a change of control and the perpetuation of Advantego Technologies, Inc.'s management and business operations.  Concurrent with the merger, the combined entity executed a quasi-reorganization, thereby eliminating GEII's losses accumulated since its inception through the date of the merger.  On February 1, 2018, we changed our name from GEII to Advantego Corporation and our trading symbol from MYNG to ADGO.  On January 31, 2018, our shareholders approved a 1-for-11 reverse stock split, which was effective February 22, 2018.  Unless otherwise indicated, all per-share information in this report has been adjusted to reflect this reverse stock split.  All references to "the Company," "we," "us," or "our," include the operations of Advantego Technologies, Inc. consolidated with Advantego.

Advantego Technologies, Inc. is a California corporation formed on July 29, 2016 that designs, develops and implements subscription-based digital communication and enterprise software services that are designed to enable an organization to rapidly create comprehensive promotional and marketing campaigns. We offer a variety of products and services that utilize its proprietary software platform to integrate Third Party "best in class" technologies with our customers' internal data and applications to provide all-inclusive, multi-functional systems that are easily managed once deployed. These integrated services can be delivered to multiple locations and are used by large enterprises or networks in specific industries. All participating parties can then benefit from the economies of scale to enhance internal operations, reduce costs, and increase marketing efficiency.

 We maintain a small core group of employees and outsource all of our Product Development, Product Maintenance, Sales & Marketing, Accounting, Investor Relations, Legal, and Project Management services. We feel that this approach is more cost-effective, provides greater flexibility, and the necessary resources can be applied quickly to specific projects and tasks as needed.

We launched our field testing of various products and services in May 2017, and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in the United States during the three months ended March 31, 2018.  The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry.  As of April 30, 2018, we had 327 auto care collision centers using our digital signage product.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center on the internet.  As of April 30, 2018, 30 auto care collision centers were using this software.

We did not recognize any revenue during the three months ended March 31, 2017.  During the three months ended March 31, 2018 we had revenues of $43,977, which were comprised of $39,900 in digital signage and $4,077 in online directory listing sales.  The related cost of sales consisted of $23,856 in inventory, and $6,383 in programming, software, and shipping.  Our general and administrative expenses totaled $182,440 and $159,532 for the three months ended March 31, 2018 and 2017, respectively, and consist primarily of officer wages, outsourced services, and professional fees.  Interest expense was $75,134 and $5,029 during the three months ended March 31, 2018 and 2017, respectively.  The large increase during 2018 was due to the conversion of various convertible notes payable, as their unamortized debt discounts of $67,419 were recognized as interest expense upon conversion.

Our primary sources and (uses) of cash for the quarters ended March 31, 2018 and 2017 are shown below:

	2018	2017

Cash (used in) operations	$(249,842)	$(52,266)
Net proceeds (payments) from issuance of convertible debt	$245,514	$50,000

On January 8, 2018, holders of notes, in the principal amount of $199,090, converted their notes, plus accrued interest of $28,752, into 828,517 shares of our common stock at $.275 per share pursuant to their underlying convertible promissory notes.  Our Chief Financial Officer, Philip Grey, also converted $38,500 in accrued wages to 95,890 shares of our common stock at $.402 per share.

See Note C to the March 31, 2018 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

Other than funding our operating expenses and paying our notes payable, we did not, as of March 31, 2018, have any significant capital requirements. However, now that the Company has completed its reverse stock split, name change, and symbol change, the Company will actively pursue additional capital to expand the sales and marketing of its products and services and the long- term branding of the Company.

See Note B to the financial statements included as part of this report for a description of our significant accounting policies.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4.     Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective for the following reasons:

•	the lack of formal written documentation relating to the design of our controls.
•	we did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions due to the small size of our company.

Notwithstanding the above, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We have revised our internal operations and now have sufficient personnel to provide adequate risk assessment and functions over financial reporting.

Other than hiring sufficient personnel to provide adequate risk assessment as explained previously, there was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.     Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A.   Risk Factors.

See the risk factors described in Item 1A of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

Not Applicable.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANTEGO CORPORATION

May 21, 2018	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

May 21, 2018	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer