Form 10-Q/A
period 2018-03-31
Advantego Corp
filed 2018-05-24
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated March 31, 2018, only furnishes the XBRL presentation not filed with our Form 10Q filed on May 21, 2018. No other changes, revisions, or updates were made to the original filing.

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

ADVANTEGO CORPORATION

May 22 , 2018	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

May 22 , 2018	By:	/s/ Philip F. Grey
Philip F. Grey, Principal Financial Officer