Form 10-Q
period 2018-06-30
Advantego Corp
filed 2018-08-14
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,520,092 shares of common stock as of August 10, 2018.

PART I.

Item 1.       Financial Statements.

Advantego Corporation
Consolidated Balance Sheets
As of June 30, 2018 and December 31, 2017
Unaudited

	June 30,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$83,093	$37,041
Accounts receivable	25,000	-
Common stock subscription receivable	9,999	-
Inventory	2,914	1,000
Prepaid expenses	43,570	-
Total current assets	164,576	38,041

NON-CURRENT ASSETS
Deferred offering costs	64,236	-

Total Assets	$228,812	$38,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$349,672	$418,079
Accounts payable	31,372	27,300
Deferred revenue	106	4,215
Accrued interest, convertible notes payable	2,431	7,237
Acrued interest, convertible notes payable, related parties	-	24,706
Convertible notes payable (net of unamortized debt discounts of $26,081 and $47,483 and unamortized debt premiums of $287,573 and $0 respectively)	509,492	102,517
Convertible notes payable - related parties (net of unamortized debt discounts of $0 and $19,936 respectively)	-	65,676
Total current liabilities	893,073	649,730

Total Liabilities	$893,073	$649,730

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 2,000,000,000 shares authorized; 16,520,092 and 14,664,718 issued and outstanding respectively	1,652	1,466
Common stock subscribed	9,999	-
Additional paid-in capital	589,428	163,707
Accumulated (deficit) (net of Golden Eagle International, Inc.'s accumulated deficit of $65,247,222 that was eliminated through a quasi-reorganization on October 27, 2016)	(1,267,740)	(779,262)
Total stockholders' equity (deficit)	(664,261)	(611,689)

Total Liabilities and Stockholder's Equity (Deficit)	$228,812	$38,041

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

Advantego Corporation
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

REVENUES
Sales	71,267	3,430	115,244	3,430
Cost of Sales	$(43,685)	-	$(73,924)	-
Gross Profit	27,582	3,430	41,320	3,430

OPERATING EXPENSES
General and administrative	203,145	157,857	385,585	317,389

Total operating expenses	203,145	157,857	385,585	317,389

OPERATING (LOSS)	(175,563)	(154,427)	(344,265)	(313,959)

OTHER INCOME (EXPENSE)
Interest expense	(69,079)	(5,128)	(144,213)	(10,157)

Total other (expense)	(69,079)	(5,128)	(144,213)	(10,157)

Loss before income taxes	(244,642)	(159,555)	(488,478)	(324,116)
Income taxes	-	-	-	-

NET LOSS ON CONTINUING OPERATIONS	(244,642)	(159,555)	(488,478)	(324,116)

NET LOSS	(244,642)	(159,555)	(488,478)	(324,116)

Basic and diluted (loss) per share on continuing operations	$(0.02)	$(0.01)	$(0.03)	(0.02)

Weighted average shares outstanding - basic	16,010,976	14,664,718	15,766,973	14,544,099

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

Advantego Corporation
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	June 30,	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(488,478)	$(324,116)
Amortization of debt discount	137,163	5,753
Amortization of consulting services prepaid with common stock	5,758
Changes in operating assets and liabilities
(Increase) in accounts receivable	(25,000)	(2,400)
(Increase) in prepaid expenses	(35,510)	-
(Increase) in inventory	(1,914)	-
Increase in accounts payable	4,072	-
Increase (decrease) in deferred revenue	(4,109)	6,822
Increase (decrease) in accounts payable - related parties	(29,907)	216,322
Increase in accrued interest, convertible notes payable -related parties	2,781	1,503
Increase in accrued interest, convertible notes payable	2,007	2,901

Net cash flows (used by) operating activities	(433,137)	(93,215)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	82,625	-
Proceeds from convertible notes payable	419,050	62,500
Principal payments on convertible notes payable	(22,486)	-

Net cash flows (used in) provided by financing activities	479,189	62,500

NET CHANGE IN CASH	46,052	(30,715)

CASH - BEGINNING OF PERIOD	37,041	46,111
CASH - END OF PERIOD	$83,093	$15,396

SUPPLEMENTAL CASH FLOW INFORMATION
Schdule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$434,797	$-
Conversion of convertible notes payable - related parties into common stock	$79,590	$-
Conversion of accrued interest, convertible notes payable into common stock	$6,813	$-
Conversion of accrued interst, convertible notes payable-related parties into common stock	$27,487	$-
Conversion of officer wages payable intocommon stock	$38,500	$-
Issuance of common stock for prepaid consulting fees	$13,818	$-
Issuance of common stock for finders fee	$15,000	$-
Issuance of convertible note payable to secure line of credit	$50,000	$-
Capitalization of stock offering costs (including $14,236 beneficial conversion feature)	$64,236	$-
Forgiveness of related party debt	$6,022	$-
Common stock subscribed	$9,999	$-
Recording of premium on convertible debt at stock redemption value	$611,096	$-
Amortization to additional paid-in capital of premium on convertible notes payable	$318,115	$-
Cash paid for
Interest	$2,264	$-
Income taxes	-	-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Going Concern

The consolidated financial statements in this report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $1,267,740, since its inception through June 30, 2018 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  Though our line of business involves proven technologies, we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern

Note B – Summary of Significant Accounting Policies

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

The Company's financial instruments consist of cash, accounts payable, and convertible notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of convertible notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000.  Our management believes that the financial institutions are financially sound and the risk of loss is low.  Our cash balances did not exceed federally insured limits at June 30, 2018 or December 31, 2017.

Approximately 90% of the Company's revenues during the six months ended June 30, 2018 and 100% of the accounts receivable at June 30, 2018 are with one customer. This customer is a certifier of automobile collision repair shops, which distribute the Company's product to the repair shops in its network. The receivable balance was paid to the Company in full in July 2018.

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

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis. For the six months ended June 30, 2018 and 2017, we did not recognize any impairment charges.

Revenue Recognition

In May 2017, the Company launched the online directory and digital signage components of the licensing services it provides to third parties.   The Company has entered into various licensing arrangements to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months.  During the six months ended June 30, 2018, the Company recognized $115,244 in revenues, which were comprised of $102,492 in digital signage and $12,750 in online directory listing sales.  As of June 30, 2018 and December 31, 2017, $106 and $4,215, respectively, of online directory listing sales were deferred to future periods.  The June 30, 2018 accounts receivable balance of $25,000 consists of amounts owed for digital signage hardware and software, payment for which is billed to customers upon shipment (the point at which revenue is deemed earned). Since customers pre-pay via the Company's website for online directory services to be rendered during a subsequent period, and the June 30, 2018 receivable balance was collected in full in July 2018, management determined no allowance for doubtful accounts was necessary at June 30, 2018.

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

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart.  During the three and six months ended June 30, 2018 and 2017, the inclusion of these common stock equivalents on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Basic weighted average shares outstanding	16,010,976	14,534,848	15,766,973	14,534,848
Convertible debt	172,734	420,408	85,890	415,486
Series B preferred stock	10,909	10,909	10,909	10,909
Warrants	181,818	545,454	181,818	545,454
Fully diluted weighted average shares outstanding	16,376,437	15,511,619	16,045,590	15,506,697

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

Note C – Convertible Notes Payable

Convertible Notes Payable - Related Parties

We have uncollateralized related party convertible debt obligations outstanding at June 30, 2018 and December 31, 2017 as follows:

	June 30, 2018				December 31, 2017

Note	Principal	Less Debt Discount	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest

(a)	$-	$-	$-	$-	$30,112	$(4,516)	$25,596	$20,716
(b)	-	-	-	-	30,500	-	30,500	3,439
(c)	-	-	-	-	12,500	(6,216)	6,284	366
(d)	-	-	-	-	12,500	(9,204)	3,296	185
Totals	$-	$-	$-	$-	$85,612	$(19,936)	$65,676	$24,706

(a)
Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO.  The note was dated September 30, 2016 and represented the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest.  Interest continued to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.275 per share.  Upon the note's inception, there was a beneficial conversion feature totaling $29,022 that was being amortized and netted against the principal balance as a debt discount.  On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 418,182 shares of the Company's common stock.  On January 8, 2018, Gulf Coast Capital converted $24,090 principal plus $21,376 in accrued interest into 165,331 shares of our common stock (Note D), at which point the remaining unamortized debt discount of $4,516 was amortized to interest expense.  On June 30, 2018, the remaining $6,022 principal balance was forgiven and written-off to additional paid-in capital.

(b)
Avcon Services, Inc. is a company owned by Tracy Madsen, our CFO.  The note represented amounts totaling $30,500 for CFO services during the period of June 2014 through September 2015, was dated December 31, 2015, carried an interest rate of 5%, and was due on demand. The note and accrued interest, or any portion thereof, were convertible at the option of Avcon, into the Company's common stock at a fixed rate of $.275 per share through December 31, 2020.  On May 10, 2018, this note was sold to Khalid Mirza. On May 30, 2018, Mr. Mirza converted the note principal plus accrued interest of $5,548 into 131,083 shares of our common stock.

(c)
On June 29, 2017, the Company entered into an uncollateralized note payable with its then-CFO, Philip Grey, in the amount of $12,500.  The note carried an interest rate of 6% and matured on June 29, 2018.  The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature totaling $12,500 that was being amortized and netted against the note balance as a debt discount. On January 8, 2018, Mr. Grey converted the $12,500 principal plus accrued interest of $375 into 46,818 shares of common stock (Note D), and the remaining debt discount of $6,216 was amortized to interest expense.

(d)
On September 25, 2017, the Company entered into an uncollateralized note payable with its former CEO, Mark Bogani, in the amount of $12,500.  The note carried an interest rate of 6% and matured on September 25, 2018.  The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature totaling $12,500 that was being amortized and netted against the principal balance as a debt discount. On January 8, 2018, Mr. Bogani converted the $12,500 principal plus accrued interest of $188 into 46,138 shares of common stock (Note D), and the remaining debt discount of $9,204 was amortized to interest expense.

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at June 30, 2018 and December 31, 2017 as follows:

	June 30, 2018					December 31, 2017

Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest

(a)	$-	$-	$-	$-	$-	$100,000	$(6,158)	$93,842	$6,748
(b)	-	-	-	-	-	25,000	(18,408)	6,592	362
(c)	-	-	-	-	-	25,000	(22,917)	2,083	127
(d)	-	-	-	-	-	-	-	-	-
(e)	45,000	(6,000)	95,789	134,789	911
(f)	75,000	(9,844)	131,250	196,406	1,133
(g)	78,000	(10,237)	60,534	128,297	234
(h)	50,000	-	-	-	153
Totals	$248,000	$(26,081)	$287,573	$509,492	$2,431	$150,000	$(47,483)	$102,517	$7,237

(a)
On September 22, 2016 ($50,000), January 12, 2017 ($25,000), and March 27, 2017 ($25,000), the Company entered into notes payable with a single investor totaling $100,000.  The notes carried an interest rate of 6% and each matured one year following its issuance date.  The notes and accrued interest were convertible into the Company's common stock at a fixed rate of $.275 per share.  Upon the notes' inceptions, there was an aggregate beneficial conversion feature totaling $40,000, which was being amortized and netted against the aggregate principal balance as a debt discount.  On January 8, 2018, the noteholder converted the $100,000 principal plus accrued interest of $6,313 into 386,593 shares of common stock (Note D), and the remaining unamortized debt discount of $6,158 was amortized to interest expense.

(b)
On September 25, 2017, the Company entered into a note payable in the amount of $25,000.  The note carried an interest rate of 6% and matured on September 25, 2018. The note and accrued interest were convertible at the option of the lender into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature of $25,000, which was being amortized and netted against the principal balance as a debt discount.  On January 8, 2018, the noteholder converted the $25,000 principal plus accrued interest of $375 into 92,273 shares (Note D), and the remaining unamortized debt discount of $18,408 was amortized to interest expense.

(c)
On November 30, 2017, the Company entered into a note payable in the amount of $25,000 with an unaffiliated lender.  The note carried an interest rate of 6% and matured on November 30, 2018. The note and accrued interest were convertible at the option of the lender into the Company's common stock at a fixed rate of $.275 per share. Upon the note's inception, there was a beneficial conversion feature of $25,000, which was being amortized and netted against the principal balance as a debt discount.  On January 8, 2018, the noteholder converted the $25,000 principal plus accrued interest of $125 into 91,364 shares (Note D), and the remaining debt discount of $22,917 was amortized to interest expense.

(d)
On March 2, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $301,875.  The note carried an interest rate of 12% and matured on March 2, 2019. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a rate of 58% of the lowest market trading price per share during the 25 days preceding conversion.  At the note's inception, there was an original issue discount of $39,375, a transaction fee of $12,500, and a finder's fee of common stock valued at $15,000 (Note D), which in the aggregate resulted in a total discount of $66,875 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $250,000.

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

During the period May 15 through May 30, 2018 the note's principal and interest balance totaling $284,797 was converted into 632,020 shares of our common stock in accordance with terms of the convertible promissory note (Note D), while the remaining unamortized discount of $62,122 was amortized to interest and the remaining premium of $255,307 was amortized to additional paid-in capital.

(e)
On May 11, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $45,000.  The note carries an interest rate of 12% and matures on May 11, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 58% of the lowest market trading price per share during the 20 days preceding conversion.  At the note's inception, there was a transaction fee of $3,000 and a finder's fee of $4,200, which in the aggregate resulted in a total discount of $7,200 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $37,800.  As of June 30, 2018, the unamortized debt discount was $6,000

Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note.  As such, the Company recorded a premium on the note of $114,947 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.67 per share (58% of the average of the two lowest trading day prices during the 15 days preceding the note's issuance), which computed to 76,680 shares of "if-converted" common stock with a redemption value of $92,016 due to $1.20 per share fair market value of the Company's stock on the note's date of issuance.  Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the six months ended June 30, 2018 totaled $1,200 and $19,158, respectively, while interest expense was $911.

This note was repaid in full during August 2018 as a result of funding received as detailed in Note G - Subsequent Events.

(f)
On May 15, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $75,000.  The note carries an interest rate of 12% and matures on May 15, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 60% of the lowest market trading price per share during the 20 days preceding conversion.  At the note's inception, there was an original issue discount of $3,750 a transaction fee of $2,000, and a finder's fee of $5,500, which in the aggregate resulted in a total discount of $11,250 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $63,750.

Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note.  As such, the Company recorded a premium on the note of $150,000 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.51 per share (60% of the $.85 lowest trading price during the 20 days preceding the note's issuance), which computed to 126,000 shares of "if-converted" common stock with a redemption value of $192,780 due to $1.53 per share fair market value of the Company's stock on the note's date of issuance.  Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.  Debt discount and premium amortizations for the six months ended June 30, 2018 totaled $1,406 and $18,750, respectively, while interest expense was $1,133.

(g)
On June 21, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $78,000.  The note carries an interest rate of 12% and matures on June 21, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 58% of the average of the two lowest market trading price per share during the 15 days preceding conversion.  At the note's inception, there was a transaction fee of $3,000 and a finder's fee of $7,500, which in the aggregate resulted in a total discount of $10,500 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $67,500.

Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note.  As such, the Company recorded a premium on the note of $62,086 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.84 per share (58% of the $.1.44 lowest trading price during the 15 days preceding the note's issuance), which computed to 132,912 shares of "if-converted" common stock with a redemption value of $201,168 due to $1.50 per share fair market value of the Company's stock on the note's date of issuance.  Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.  Debt discount and premium amortizations for the six months ended June 30, 2018 totaled $263 and $1,552, respectively, while interest expense was $234.

This note was repaid in full during August 2018 as a result of funding received as detailed in Note G - Subsequent Events.

(h)
On June 11, 2018, we issued a fixed price convertible note payable in the amount of $50,000 as a commitment fee to Tangiers in order to provide a long-term funding facility for our operations. The note bears interest at 10% per year and is due and payable on January 11, 2019 and is convertible into shares of our common stock at a fixed rate of $1.44 per share. Under the investment agreement Tangiers has agreed to provide us with up to $5,000,000 of funding during a three-year period. This investment agreement is pending approval our S-1 filing.  This commitment fee is deemed an offering cost, along with an associated beneficial conversion feature of $14,236, for total offering costs of $64,236 being reported as a non-current asset to be amortized to additional paid-in capital pro-rata in conjunction with each future long-term funding tranche received from Tangiers.

Note D – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 16,520,092 and 14,664,718 were issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

On February 1, 2018, the Company issued 17,273 shares of common stock based on the stock's approximate trading price of $.75 per share for total value of $13,818.  The shares were issued to an independent consultant for services to be rendered over the year following issuance.  The Company recorded the shares as a prepaid expense (Note F).

On February 5, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C (d).  The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and has been recorded as a debt discount to be netted with the underlying convertible note and amortized to interest expense over the length of the note.

On May 21 through May 30, 2018, the Company issued 110,955 shares of common stock to friends and family under the Company's Friends and Family Stock Offering at a price of $.55 per share in exchange for $61,025 in cash.

During August and September 2016, we sold 33,058 shares of our common stock, with warrants to purchase an additional 545,454 shares of our common stock, to a group of private investors for $100,000.  The warrants were issued prior to the reverse merger (Note A), and were subsequently still deemed issued and outstanding. The Series A and B warrants have expired, while the Series C warrants expire on June 30, 2019.  The warrants were originally exercisable at prices between $0.55 and $2.20 share at any time between June 30, 2017 and June 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value

Series A (expired)	$.275	$.55	.75	.54%	$.1168	181,818	$21,249
Series B (expired)	$.275	$.1.10	1.75	.69%	$.1639	181,818	$29,817
Series C	$.275	$2.20	1.75	.85%	$.1912	181,818	$34,767
Total							$85,833

During May and June 2018, various Series B warrant holders elected to exercise their warrants prior to their June 30, 2018 expiration.  As such, the Company issued 19,636 shares of common stock at $1.10 per share for $21,600, and recorded a stock subscription receivable of $9,999 for the issuance of an additional 9,090 shares of common stock for warrants deemed exercised but for which payment had not yet been received at June 30, 2018.

Debt Conversion

As summarized below, various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes from Note C.  Our former officer, Philip Grey, converted his accrued wages as well.

Name		Principal	Interest	Total Converted	Conversion Rate Per Share	Post-Split Shares Issued Upon Conversion

Gulf Coast Capital	January 8, 2018	$24,090	$21,376	$45,466	$.275	165,331
Mark Bogani	January 8, 2018	12,500	188	12,688	.275	46,138
Stephen Calandrella	January 8, 2018	25,000	375	25,375	.275	92,273
Clifford Thygesen	January 8, 2018	100,000	6,313	106,313	.275	386,593
Kevin Curtis	January 8, 2018	25,000	125	25,125	.275	91,364
Phillip Grey	January 8, 2018	12,500	375	12,875	.275	46,818
Phillip Grey*	January 8, 2018	38,500	-	38,500	.402	95,890
Carebourn Capital	May 15, 2018	150,000	-	150,000	.377	397,878
Carebourn Capital	May 22, 2018	50,000	-	50,000	.493	101,419
Carebourn Capital	May 30, 2018	77,775	7,022	84,797	.638	132,723
Avcon Services	May 30, 2018	30,500	5,548	36,048	.275	131,083
Total		$545,865	$41,332	$587,187	-	1,687,510

* Represents accrued wages converted at a rate agreed upon by management.

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of June 30, 2018 and December 31, 2017, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding.  These 240,000 Series B shares are convertible into 10,909 common shares.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the six months ended June 30, 2018 and 2017, we incurred $223,000 and $257,506, respectively, with these individuals and companies, and we had payable balances of $349,672 and $418,079 at June 30, 2018 and December 31, 2017, respectively.

Note F – Prepaid Expenses

The Company's prepaid expenses consist of unamortized common stock that was prepaid for consulting services (Note D), $26,000 in deposits for forthcoming inventory, $7,850 in prepaid insurance, and $1,660 in prepaid legal fees.  The prepaid stock's value on the February 1, 2018 issuance date of $13,818 is being amortized monthly over the year following the issuance.  The Company recorded amortization expense of $5,758 during the six months ended June 30, 2018, resulting in unamortized prepaid stock of $8,060 and total prepaid expenses of $43,570 at June 30, 2018.

Note G – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On August 2, 2018, the Company issued a convertible promissory note (the "Note") with a face value of $125,000 maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,220, after disbursements for the lender's transaction costs, fees and expenses.

On August 2, 2018, the Company issued a convertible promissory note (the "Note") with a face value of $63,000 maturing on August 2, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 9, 2018, when the Company received proceeds of $56,200, after disbursements for the lender's transaction costs, fees and expenses.

On August 3, 2018, the Company issued a convertible promissory note (the "Note") with a face value of $65,000 maturing on August 3, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion ratio of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses.

From the proceeds of the above transactions, the Company has paid off in full the convertible notes payable (e) and (g) from Note C - Convertible Notes Payable with face amounts of $45,000 and $78,000.

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

 We maintain a small core group of employees and outsource most of our Product Development, Product Maintenance, Sales & Marketing, Accounting, Investor Relations, Legal, and Project Management services.  We feel that this approach is more cost-effective, provides greater flexibility, and the necessary resources can be applied quickly to specific projects and tasks as needed.

We launched our field testing of various products and services in May 2017, and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in the United States during the six months ended June 30, 2018.  The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry.  As of August 10, 2018, we had 700 auto care collision centers using our digital signage product.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center on the internet.  As of August 10, 2018, 25auto care collision centers were using this software.

During the three months ended June 30, 2018 we had revenues of $71,267, which were comprised of $63,150 in digital signage and $8,117 in online directory listing sales.  The related cost of sales consisted of $43,685 in inventory, programming, software, and shipping.  During the three months ended June 30, 2017, we had minimal online directory sales revenues of $3,430 and $0 digital signage revenues.  The increase in revenue was the result of the launch of our digital signage product to a network of certified auto care collision centers in the United States during the three months ended June 30, 2018.  Our general and administrative expenses totaled $203,145 and $157,857 for the three months ended June 30, 2018 and 2017, respectively, and consisted primarily of officer wages, outsourced services, and professional fees.  The increase in general and administrative expenses was the result of the digital signage launch and increased sales volume.  Interest expense was $69,079 and $5,128 during the three months ended June 30, 2018 and 2017, respectively.  The large increase during 2018 was due to the conversion of a note payable, as its unamortized debt discount of $62,122 was recognized as interest expense upon conversion.

During the six months ended June 30, 2018 we had revenues of $115,244 which were comprised of $102,492 in digital signage and $12,750 in online directory listing sales.  The related cost of sales consisted of $73,924 in inventory, programming, software, and shipping.  During the six months ended June 30, 2017, we had minimal online directory sales revenues of $3,430 and $0 digital signage revenues.  The increase in revenue was the result of the launch of our digital signage product to a network of certified auto care collision centers in the United States during the six months ended June 30, 2018.  Our general and administrative expenses totaled $382,130 and $317,389 for the six months ended June 30, 2018 and 2017, respectively, and consisted primarily of officer wages, outsourced services, and professional fees.  The increase in general and administrative expenses was the result of the digital signage launch and increased sales volume.  Interest expense was $144,213 and $10,157 during the six months ended June 30, 2018 and 2017, respectively.  The large increase during 2018 was due to the conversion of various notes payable, as their unamortized debt discounts of $129,541 were recognized as interest expense upon conversion.

Our primary sources and (uses) of cash for the six months ended June 30, 2018 and 2017 were:

	2018	2017

Cash (used in) operations	$(433,137)	$(93,215)
Sale of common stock	$82,625	$--
Net proceeds from issuance of convertible notes	$419,050	$62,500
Payments on convertible notes	$(22,486)	$--

On January 8, 2018, holders of notes, in the principal amount of $199,090, converted their notes, plus accrued interest of $28,752, into 828,517 shares of our common stock at $.275 per share pursuant to their terms underlying convertible promissory notes.  Our former Chief Financial Officer, Philip Grey, also converted $38,500 in accrued wages to 95,890 shares of our common stock at $0.40 per share.

On May 15 through May 30, 2018, the holder of note, in the principal amount of $277,775, converted its note, plus accrued interest of $7,022, into 632,020 shares of our common stock at prices ranging from $.377 per share to $.638 per share pursuant to terms underlying its convertible promissory note.

See Note C to the June 30, 2018 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

Other than funding our operating expenses and paying our notes payable, we did not, as of June 30, 2018, have any significant capital requirements. However, now that the Company has completed its reverse stock split, name change, and symbol change, the Company will actively pursue additional capital to expand the sales and marketing of its products and services and the long- term branding of the Company.

See Note B to the June 30, 2018 financial statements included as part of this report, for a description of our significant accounting policies.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4.     Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective for the following reasons:

●	the lack of formal written documentation relating to the design of our controls.
·
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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 5, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C (d).  The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and has been recorded as a debt discount to be netted with the underlying convertible note and amortized to interest expense over the length of the note.

On May 21 through May 30, 2018, the Company issued 110,955 shares of common stock to friends and family under the company's Friends and Family Stock Offering at a price of $.55 per share in exchange for $61,025 in cash.

During May and June 2018, various Series B warrant holders elected to exercise their warrants prior to their June 30, 2018 expiration.  As such, the Company issued 19,636 shares of common stock at $1.10 per share for $21,600, and recorded a stock subscription receivable of $9,999 for the issuance of an additional 9,090 shares of common stock for warrants deemed exercised but for which payment had not yet been received at June 30, 2018.

On January 8, 2018, holders of notes, in the principal amount of $199,090, converted their notes, plus accrued interest of $28,752, into 828,517 shares of our common stock at $.275 per share pursuant to their terms underlying convertible promissory notes.  Our former Chief Financial Officer, Philip Grey, also converted $38,500 in accrued wages to 95,890 shares of our common stock at $0.40 per share.

On May 15 through May 30, 2018, the holder of note, in the principal amount of $277,775, converted its note, plus accrued interest of $7,022, into 632,020 shares of our common stock at prices ranging from $.377 per share to $.638 per share pursuant to terms underlying its convertible promissory note.

On May 30, 2018, we issued 131,083 shares of our common stock to Avcon Services (a company owned by our CFO Tracy Madsen) upon Avcon's conversion of its note payable of $30,500 plus accrued interest of $5,548 at the conversion rate of $.275 as stated in the underlying note.

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

ADVANTEGO CORPORATION

August 14, 2018	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

August 14, 2018	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial Officer