Form 10-Q/A
period 2018-06-30
Advantego Corp
filed 2018-08-15
CIK 869531

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2018, only furnishes the XBRL presentation not filed with the 10Q submitted on August 14, 2018. No other changes, revisions, or updates were made to the amended filing.

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

ADVANTEGO CORPORATION

August 15 , 2018	By:	/s/ Robert Ferguson
Robert Ferguson, Principal Executive Officer

August 15 , 2018	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial Officer