Form 10-Q
period 2018-09-30
Advantego Corp
filed 2018-11-13
CIK 869531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X]   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934

              For the quarterly period ended September 30, 2018

   [ ]   Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act Of 1934

      For the transition period from _______________ to _______________

                         Commission File Number: 0-23726

                              ADVANTEGO CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                        84-1116515
------------------------------                   -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

                        3801 East Florida Ave., Ste. 400
                                Denver, CO 80210
                     --------------------------------------
         (Address of principal executive offices, including Zip Code)

                                 (949) 627-8977
                        --------------------------------
                (Issuer's telephone number, including area code)

                ----------------------------------------------
         (Former name or former address if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer [ ]             Accelerated filer          [ ]
    Non-accelerated filer   [X]             Smaller reporting company  [X]
                                            Emerging growth company    [ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,692,819 shares of common stock as of November 12, 2018.

                                Table of Contents

                                                                         Page

PART I.                                                                    3

Item 1.  Financial Statements.                                             3

     (a) Consolidated  Balance  Sheets  as  at  September
         30, 2018 and December 31, 2017 (Unaudited)                        3

     (b) Consolidated Statements of Operations for the three and nine
         months ended September 30, 2018 and 2017 (Unaudited)              4

     (c) Consolidated  Statements  of Cash Flows for nine months ended
         September 30, 2018 and 2017 (Unaudited)                          5-6

     (d) Notes to Consolidated Financial Statements(Unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             20

Item 4.  Controls and Procedures.                                         22

PART II.                                                                  23

Item 1.  Legal Proceedings.                                               23

Item 1A. Risk Factors.                                                    23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.     23

Item 3.  Defaults Upon Senior Securities.                                 23

Item 4.  Mine Safety Disclosures.                                         24

Item 5.  Other Information                                                24

Item 6.  Exhibits.                                                        24

Signatures                                                                25

Advantego Corporation
Consolidated Balance Sheets
As of September 30, 2018 and December 31, 2017
(Unaudited)
                                                    September 30,   December 31,
                                                        2018           2017
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
       Cash & cash equivalents                       $  183,850      $ 37,041
       Accounts receivable                               10,800             -
       Inventory                                         19,498         1,000
       Prepaid expenses                                  10,726             -
-------------------------------------------------------------------------------
            Total current assets                        224,874        38,041
-------------------------------------------------------------------------------

NON-CURRENT ASSETS
       Deferred offering costs                           64,236             -
Total Assets                                        $   289,110      $ 38,041
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - related parties                $   288,866     $ 418,079
  Accounts payable                                       58,344        27,300
  Deferred revenue                                            -         4,215
  Accrued interest, convertible notes payable            12,306         7,237
  Accrued interest, convertible notes payable -
    related parties                                           -        24,706
  Convertible notes payable (net of unamortized
    debt discounts of $88,753 and $47,483 and
    unamortized debt premium of $553,965 and $0,
    respectively)                                     1,168,224       102,517
  Convertible notes payable - related parties (net
    of unamortized debt discounts of $0 and $19,936
    respectively)                                             -        65,676
-------------------------------------------------------------------------------
      Total current liabilities                       1,527,740       649,730
-------------------------------------------------------------------------------
      Total Liabilities                            $  1,527,740     $ 649,730
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $.01 per share;
    10,000,000 shares authorized, 240,000 issued
    and outstanding                                       2,400         2,400
  Common stock, par value $.0001 per share;
    shares 2,000,000,000 authorized; 16,520,092
    and 14,664,718 issued and outstanding, respectively   1,652         1,466
  Additional paid-in capital                            323,035       163,707
  Accumulated (deficit) (net of Golden Eagle
    International, Inc.'s accumulated deficit of
    $65,247,222 that was eliminated through a
    quasi-reorganization on October 27, 2016)        (1,565,717)     (779,262)
-------------------------------------------------------------------------------
      Total stockholders' equity (deficit)           (1,238,630)     (611,689)
-------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity          $   289,110      $ 38,041
    Deficit)
-------------------------------------------------------------------------------

                 The accompanying footnotes are an integral part
               of these condensed unaudited financial statements.

Advantego Corporation
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

                              Three Months Ended           Nine Months Ended
                             Sept. 30,   Sept. 30,        Sept. 30,   Sept. 30,
                                2018       2017             2018         2017
-------------------------------------------------------------------------------
REVENUES
  Sales                    $   45,981     $ 5,990       $ 161,225     $   9,420
  Cost of Sales               (28,890)          -        (102,814)            -
-------------------------------------------------------------------------------
  Gross Profit                 17,091       5,990          58,411         9,420

OPERATING EXPENSES
  General and  administrative 243,324     130,494         628,909       447,883
-------------------------------------------------------------------------------

  Total operating expenses    243,324     130,494         628,909       447,883
-------------------------------------------------------------------------------

OPERATING (LOSS)             (226,233)   (124,504)       (570,498)     (438,463)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

    Interest expense          (71,744)     (5,110)       (215,957)      (15,267)
-------------------------------------------------------------------------------

    Total other income
       (expen    se)          (71,744)     (5,110)       (215,957)      (15,267)
-------------------------------------------------------------------------------

    Loss before income
      taxes                  (297,977)   (129,614)       (786,455)     (453,730)

    Income taxes                    -           -               -             -
-------------------------------------------------------------------------------

NET LOSS                     (297,977)   (129,614)       (786,455)     (453,730)
-------------------------------------------------------------------------------

Basic and diluted (loss)
  per share on continuing
  operations                $   (0.02)  $   (0.01)     $    (0.05)  $     (0.03)
Weighted average shares
  outstanding - basic      16,520,092  14,534,848      16,020,771    14,534,848
-------------------------------------------------------------------------------


                 The accompanying footnotes are an integral part
               of these condensed unaudited financial statements.

Advantego Corporation
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)
--------------------------------------------------------------------------------

                                                    September 30,  September 30,
                                                       2018            2017
                                                    ------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                  (786,455)       (453,730)
   Adjustments to reconcile net income (loss)
     to net cash (used by) operating activities:
          Amortization of debt discount                168,854           8,410
          Amortization of consulting services
            prepaid with common stock                   13,818               -

     Changes in operating assets and liabilities:
          (Increase) in accounts receivable            (10,800)         (6,365)
          (Increase) in prepaid expenses               (10,726)              -
          (Increase) in inventory                      (18,498)              -
          Increase in accounts payable                  31,044           4,000
          Increase (decrease) in deferred revenue       (4,215)          7,773
          Increase (decrease) in accounts payable
            -related parties                           (90,715)        326,360
          Increase in accrued interest, convertible
            notes payable -related parties               2,781           2,443
          Increase in accrued interest, convertible
            notes payable                               11,882           4,414
--------------------------------------------------------------------------------

 Net cash flows (used by) operating activities       (693,030)        (106,695)
--------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES                       -                -
--------------------------------------------------------------------------------
 Net cash flows provided by investing activities            -                -
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock and exercise
     of warrants                                       82,625                -
   Proceeds from convertible notes payable            902,700           50,000
   Proceeds from convertible notes payable -
     related party                                          -           12,500
   Principal payments on convertible notes
     payable                                         (145,486)               -
--------------------------------------------------------------------------------
 Net cash flows provided by financing activities      839,839           62,500
--------------------------------------------------------------------------------

 NET CHANGE IN CASH                                   146,809          (44,195)

 CASH - BEGINNING OF PERIOD                            37,041           46,111
                                                    ---------         ----------
 CASH - END OF PERIOD                              $  183,850         $   1,916
                                                    ---------         ----------

                                                                     (Continued)

                                                    September 30,  September 30,
                                                       2018            2017
                                                    ------------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-cash Investing and
   Financing Activities:
Conversion of convertible notes payable
   into common stock                                 $  434,797        $    -
Conversion of convertible notes payable - related
   parties into common stock                         $   79,590        $    -
Conversion of accrued interest, convertible notes
   payable into common stock                         $    6,813        $    -
Conversion of accrued interest, convertible notes
   payable-related parties into common stock         $   27,487        $    -
Conversion of officer wages payable into common
   stock                                             $   38,500        $    -
Issuance of common stock for prepaid consulting
   fees                                              $   13,818        $    -
Issuance of common stock for finder's fee            $   15,000        $    -
Issuance of convertible note payable to secure
line of credit                                       $   50,000        $    -
Capitalization of stock offering costs (including
   $14,236 beneficial conversion feature)            $   64,236        $    -
Forgiveness of related party debt                    $    6,022        $    -
Recording of premium on convertible debt at stock
   redemption value                                  $1,142,213        $    -
Amortization to additional paid-in capital of
   premium on convertible notes payable              $  582,841        $    -

 Cash paid for
   Interest                                          $   32,034        $    -
   Income taxes                                               -             -
--------------------------------------------------------------------------------







                 The accompanying footnotes are an integral part
               of these condensed unaudited financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2018 and 2017 (Unaudited)
[GRAPHIC OMITTED]

Note A - Organization and Business

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

Going Concern

The consolidated financial statements in this report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $1,565,717 since its inception through September 30, 2018 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. Though our line of business involves proven technologies, we can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern

Note B - Summary of Significant Accounting Policies

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000. Our management believes that the financial institutions are financially sound and the risk of loss is low. Our cash balances did not exceed federally insured limits at September 30, 2018 or December 31, 2017.

Approximately 90% of the Company's revenues during the nine months ended September 30, 2018 and 100% of the accounts receivable at September 30, 2018 are with one customer. This customer is a certifier of automobile collision repair shops, which distribute the Company's product to the repair shops in its network.

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

        Vehicles                            5 years
        Office equipment                    4-10 years

Long-Lived Assets

We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the estimated future cash flows are less than the carrying amount of the asset calculated on discounted cash flow basis. For the nine months ended September 30, 2018 and 2017, we did not recognize any impairment charges.

Revenue Recognition

In May 2017, the Company launched the online directory and digital signage components of the licensing services it provides to third parties. The Company has entered into various licensing arrangements to be recognized as revenue over the life of the licensing agreements ranging from one to twelve months. During the nine months ended September 30, 2018, the Company recognized $161,225 in net revenues, which were comprised of $143,694 in digital signage and $17,531 in online directory listing sales. As of September 30, 2018, and December 31, 2017, $0 and $4,215, respectively, of online directory listing sales were deferred to future periods. The September 30, 2018 accounts receivable balance of $10,800 consists of amounts owed for digital signage hardware and software, payment for which is billed to customers upon shipment (the point at which revenue is deemed earned). Since customers pre-pay via the Company's website for online directory services to be rendered during a subsequent period, management determined no allowance for doubtful accounts was necessary at September 30, 2018.

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

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart. During the three and nine months ended September 30, 2018 and 2017, the inclusion of these common stock equivalents on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three and nine months ended September 30, 2018 and 2017 are as follows:

                                   Three Months Ended        Nine Months Ended
                                  Sept 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                    2018        2017          2018        2017
                                  --------------------     ---------------------

Basic weighted average shares
   outstanding                   16,520,092   14,534,848  16,020,771  14,534,848

Convertible debt                  1,717,856      465,862     635,857     432,463

Series B preferred stock             10,909       10,909      10,909      10,909
Warrants                            181,818      545,454     181,818     545,454
                                 ----------   ----------  ----------  ----------
Fully diluted weighted average
   shares outstanding            18,430,675   15,557,073  16,849,355  15,523,674

 Income Taxes

Income taxes are accounted for under the liability method. Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Effect of New Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on our financial position, results of operations or cash flows.

Note C - Convertible Notes Payable

Convertible Notes Payable - Related Parties

We have uncollateralized related party convertible debt obligations outstanding at September 30, 2018 and December 31, 2017 as follows:


                         September 30, 2018                         December 31, 2017
                 ------------------------------------   ---------------------------------------
                             Less     Net                            Less      Net
                             Debt     Note    Accrued                Debt      Note    Accrued
Note             Principal  Discount Balance  Interest  Principal  Discount   Balance  Interest
-----------------------------------------------------------------------------------------------

 (a)               $    -  $    -    $    -     $   -    $30,112    $(4,516)  $25,596  $ 20,716
 (b)                    -       -         -         -     30,500          -    30,500     3,439



 (c)                    -       -         -         -     12,500     (6,216)    6,284       366
 (d)                    -       -         -         -     12,500     (9,204)    3,296       185
                   ------  ------    ------     -----    -------   --------   -------    ------
 Totals            $    -  $    -    $    -     $   -    $85,612   $(19,936)  $65,676    24,706
                   ======  ======    ======     =====    =======   ========   =======    ======

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

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at September 30, 2018 and December 31, 2017 as follows:

                         September 30, 2018                             December 31, 2017
          ---------------------------------------------------    ----------------------------------------
                       Less                                                  Less         Net
                       Debt     Plus      Net Note    Accrued                Debt         Note    Accrued
Note      Principal  Discount  Premium     Balance    Interest   Principal  Discount    Balance  Interest
--------------------------------------------------------------   ----------------------------------------

(a)       $     -    $     -   $     -   $       -     $     -     $100,000  $ (6,158)  $ 93,842  $ 6,748
(b)             -          -         -           -           -       25,000   (18,408)     6,592      362
(c)             -          -         -           -           -       25,000   (22,917)     2,083      127
(d)             -          -         -           -           -            -         -          -        -
(e)             -          -         -           -           -
(f)        75,000     (7,031)   93,750     161,719       3,511
(g)             -          -         -           -           -
(h)        50,000          -         -      50,000       1,417
(i)       125,000    (15,937)   96,436     205,499       1,687
(j)        63,000     (7,055)   48,604     104,549         756
(k)        65,000     (7,377)   50,310     107,933         957
(l)       125,000    (20,578)  100,848     205,270       1,667
(m)       150,000    (23,228)  116,362     243,134       2,200
(n)        50,000     (7,535)   47,655      90,120         111
         --------   --------  --------  ----------     -------    ---------  --------   --------   ------
Totals   $703,000   $(88,741) $553,965  $1,168,224     $12,306     $150,000  $(47,483)  $102,517   $7,237


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

 (e) On May 11, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $45,000. The note carried an interest rate of 12% and matured on May 11, 2019. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a rate of 58% of the lowest market trading price per share during the 20 days preceding conversion. At the note's inception, there was a transaction fee of $3,000 and a finder's fee of $4,200, which in the aggregate resulted in a total discount of $7,200 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $37,800. Additionally, the note's variable conversion rate component required that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $114,947 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.67 per share (58% of the average of the two lowest trading day prices during the 15 days preceding the note's issuance), which computed to 76,680 shares of "if-converted" common stock with a redemption value of $92,016 due to $1.20 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization was recorded as interest expense, while debt premium amortization was recorded as an increase to additional paid-in capital. This note was paid in full on August 7, 2018, on which date the remaining debt premium in the amount of $95,789 was amortized to additional paid-in capital and the remaining debt discount of $6,000 was amortized to interest expense. Accrued interest and prepayment fees totaling $12,693 were paid in cash at the time the note was repaid.

 (f) On May 15, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $75,000. The note carries an interest rate of 12% and matures on May 15, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 60% of the lowest market trading price per share during the 20 days preceding conversion. At the note's inception, there was an original issue discount of $3,750 a transaction fee of $2,000, and a finder's fee of $5,500, which in the aggregate resulted in a total discount of $11,250 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $63,750. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $150,000 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.51 per share (60% of the $.85 lowest trading price during the 20 days preceding the note's issuance), which computed to 126,000 shares of "if-converted" common stock with a redemption value of $192,780 due to $1.53 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018 totaled $4,219 and $56,250, respectively, while interest expense was $3,511.

 (g) On June 21, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $78,000. The note carried an interest rate of 12% and matured on June 21, 2019. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a rate of 58% of the average of the two lowest market trading price per share during the 15 days preceding conversion. At the note's inception, there was a transaction fee of $3,000 and a finder's fee of $7,500, which in the aggregate resulted in a total discount of $10,500 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $67,500. Additionally, the note's variable conversion rate component required that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $62,086 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.84 per share (58% of the $.1.44 lowest trading price during the 15 days preceding the note's issuance), which computed to 132,912 shares of "if-converted" common stock with a redemption value of $201,168 due to $1.50 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization was recorded as interest expense, while debt premium amortization was recorded as an increase to additional paid-in capital. This note was repaid in full on August 14, 2018, on which date the remaining debt premium in the amount of $60,534 was amortized to additional paid-in capital and the remaining debt discount of $10,237 was amortized to interest expense. Accrued interest and prepayment fees totaling $17,077 were paid in cash at the time the note was repaid.

  (h) On June 11, 2018, we issued a fixed price convertible note payable in the amount of $50,000 as a commitment fee to Tangiers in order to provide a long-term funding facility for our operations. The note bears interest at 10% per year, is due and payable on January 11, 2019, and is convertible into shares of our common stock at a fixed rate of $1.44 per share. Under the investment agreement, Tangiers has agreed to provide us with up to $5,000,000 of funding during a three-year period. This investment agreement is pending approval of our S-1 filing. This commitment fee is deemed an offering cost, along with an associated beneficial conversion feature of $14,236, for total offering costs of $64,236 being reported as a non-current asset to be amortized to additional paid-in capital pro-rata in conjunction with each future long-term funding tranche received from Tangiers. Accrued interest and interest expense as of and for the nine months ended September 30, 2018 totaled $1,417.

  (i) On August 2, 2018 the Company issued a convertible promissory note (the "Note") with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $18,750 to be amortized to interest expense over the life of the note. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of "if-converted" common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $2,813 and $17,018, respectively, while interest expense was $1,687.

  (j) On August 2, 2018 the Company issued a convertible promissory note (the "Note") with a face value of $63,000, maturing on August 2, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the company received proceeds of $54,700, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,300 to be amortized to interest expense over the life of the note. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $57,181 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $0.42 per share (60 % of the lowest trading price during the 20 days preceding the note's issuance), which computed to 253,012 shares of "if-converted" common stock with a redemption value of $120,181 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $1,245 and $8,577, respectively, while interest expense was $756.

 (k) On August 2, 2018 the Company issued a convertible promissory note (the "Note") with a face value of $65,000, maturing on August 2, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,996 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $0.42 per share (60 % of the lowest trading price during the 20 days preceding the note's issuance), which computed to 261,044 shares of "if-converted" common stock with a redemption value of $123,996 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $1,273 and $8,686, respectively, while interest expense was $957.

  (l) On August 2, 2018 the Company issued a convertible promissory note (the "Note") with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 20, 2018, when the Company received proceeds of $101,850, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,150 to be amortized to interest expense over the life of the note. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of "if-converted" common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $2,572 and $12,606, respectively, while interest expense was $1,667.

 (m) On August 9, 2018 the Company issued a convertible promissory note (the "Note") with a face value of $150,000, maturing on May 9, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on August 16, 2018, when the Company received proceeds of $122,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,750 to be amortized to interest expense over the life of the note. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $139,017 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $0.43 per share (60 % of the average of 2 lowest trading day prices during the 20 days preceding the note's issuance), which computed to 578,034 shares of "if-converted" common stock with a redemption value of $289,017 due to $0.500 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $4,522 and $22,655, respectively, while interest expense was $2,200.

  (n) On September 17, 2018 the Company issued a convertible promissory note (the "Note") with a face value of $50,000, maturing on September 17, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 61% of the lowest trading price for the 20 days prior to conversion. The note was funded on September 20, 2018, when the Company received proceeds of $42,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $7,750 to be amortized to interest expense over the life of the note. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,016 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $0.50 per share (61% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 163,934 shares of "if-converted" common stock with a redemption value of $99,016 due to $0.604 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $215 and $1,361, respectively, while interest expense was $111.

Note D - Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 16,520,092 and 14,664,718 were issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

On February 1, 2018, the Company issued 17,273 shares of common stock based on the stock's approximate trading price of $.75 per share for total value of $13,818. The shares were issued to an independent consultant for services to be rendered over the six months following issuance. The Company recorded the shares as a prepaid expense (Note F).

On February 5, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C
(d). The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and recorded as a debt discount that was netted with the underlying convertible note and amortized to interest expense over the length of the note, which was converted in full in May 2018.

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

                                                             Number
             Stock  Exercise  Expected  Risk-Free  Warrant     of      Extended
Warrants     Price   Price   Life (yrs)   Rate      Value   Warrants     Value
-------------------------------------------------------------------------------

Series A
 (expired)   $.275   $0.55       .75      .54%    $0.1168   181,818     $21,249
Series B
 (expired)   $.275   $1.10      1.75      .69%    $0.1639   181,818     $29,817
Series C     $.275   $2.20      1.75      .85%    $0.1912   181,818     $34,767
             -----   -----      ----      ----    -------   -------     -------
Total                                                                   $85,833
             =====   =====      ====      ====    =======   =======     =======

During May and June 2018, various Series B warrant holders elected to exercise their warrants prior to their June 30, 2018 expiration. As such, the Company issued 19,636 shares of common stock at $1.10 per share for $21,600..

Debt Conversion

As summarized below, various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes from Note C. Our former officer, Philip Grey, converted his accrued wages as well.
                                                                     Post-Split
                                                        Conversion    Shares
                                                Total    Rate Per   Issued Upon
Name                      Principal Interest  Converted   Share     Conversion
-------------------------------------------------------------------------------

Gulf Coast    January 8,   $ 24,090  $21,376    $45,466    $ .275      165,331
 Capital       2018
Mark Bogani   January 8,     12,500      188     12,688      .275       46,138
               2018
Stephen       January 8,     25,000      375     25,375      .275       92,273
 Calandrella   2018
Clifford      January 8,    100,000    6,313    106,313      .275      386,593
 Thygesen      2018
Kevin Curtis  January 8,     25,000      125     25,125      .275       91,364
               2018
Phillip Grey  January 8,     12,500      375     12,875      .275       46,818
               2018
Phillip Grey* January 8,     38,500        -     38,500      .402       95,890
               2018
Carebourn     May 15, 2018  150,000        -    150,000      .377      397,878
  Capital
Carebourn     May 22, 2018   50,000        -     50,000      .493      101,419
  Capital
Carebourn     May 30, 2018   77,775    7,022     84,797      .638      132,723
  Capital
Avcon
  Services    May 30, 2018   30,500    5,548     36,048      .275      131,083
                           ----------------------------------------------------
Total                      $545,865  $41,332   $587,187         -    1,687,510

* Represents accrued wages converted at a rate agreed upon by management.

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval. As of September 30, 2018 and December 31, 2017, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding. These 240,000 Series B shares are convertible into 10,909 common shares. On October 26, 2017, our former CEO transferred 160,000 shares of our Series B Preferred stock to be divided between our current CEO and our current President.

Note E - Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the nine months ended September 30, 2018 and 2017, we incurred $316,000 and $366,012, respectively, with these individuals and companies, and we had payable balances of $288,866 and $418,079 at September 30, 2018 and December 31, 2017, respectively.

We also had various convertible notes payable outstanding with related parties at December 31, 2017 as detailed in Note C.

Note F - Prepaid Expenses

The Company's prepaid expenses consist of unamortized common stock that was prepaid for consulting services (Note D), $989 in deposits for forthcoming inventory, $3,725 in prepaid insurance, and $6,012 in prepaid software license. The prepaid stock's value on the February 1, 2018 issuance date of $13,818 was amortized over the six months following the issuance. The Company recorded amortization expense of $13,818 during the nine months ended September 30, 2018, resulting in unamortized prepaid stock of $0 and total prepaid expenses of $10,726 and $0 at September 30, 2018 and December 31, 2017, respectively.

Note G - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements.

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

     We launched our field testing of various products and services in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in the United States during the nine months ended September 30, 2018. The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry. As of November 12, 2018, we had 700 auto care collision centers using our digital signage product.

     We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center on the internet. As of November 12, 2018, 25 auto care collision centers were using this software.

     During the three months ended September 30, 2018, we had revenues of $45,981, which were comprised of $41,200 in digital signage and $4,781 in online directory listing sales. The related cost of sales consisted of $28,890 in inventory, programming, software, and shipping. During the three months ended September 30, 2017, we had minimal online directory sales revenues of $5,990 and $0 digital signage revenues. The increase in revenue was the result of the launch of our digital signage product to a network of certified auto care collision centers in the United States during 2018. Our general and administrative expenses totaled $243,324 and $130,494 for the three months ended September 30, 2018 and 2017, respectively, and consisted primarily of officer wages, outsourced services, and professional fees. The increase in general and administrative expenses was the result of the digital signage launch and increased sales volume. Interest expense was $71,744 and $5,110 during the three months ended September 30, 2018 and 2017, respectively. The large increase during 2018 was due to an increased number of convertible notes payable, the amortization of debt discounts.

     During the nine months ended September 30, 2018 we had net revenues of $161,225 which were comprised of $143,694 in digital signage and $17,531 in online directory listing sales. The related cost of sales consisted of $102,814 in inventory, programming, software, and shipping. During the nine months ended September 30, 2017, we had minimal online directory sales revenues of $9,420 and $0 digital signage revenues. The increase in revenue was the result of the launch of our digital signage product to a network of certified auto care collision centers in the United States during the nine months ended September 30, 2018. Our general and administrative expenses totaled $628,909 and $447,883 for the nine months ended September 30, 2018 and 2017, respectively, and consisted primarily of officer wages, outsourced services, and professional fees. The increase in general and administrative expenses was the result of the digital signage launch and increased sales volume. Interest expense was $215,957 and $15,267 during the nine months ended September 30, 2018 and 2017, respectively. The large increase during 2018 was due to the increase in notes payable and conversion of various notes payable, as their unamortized debt discounts and prepayment fees were recognized as interest expense upon conversion.

      Our primary sources and (uses) of cash for the nine months ended September 30, 2018 and 2017 were:

                                                            2018         2017
                                                        ----------------------

Cash (used in) operations                               $(693,030)   $(106,695)
Proceeds from sale of common stock and exercise
   of warrants                                          $  82,625    $       -
Proceeds from convertible notes payable                 $ 902,700    $  50,000
Payments on convertible notes payable                   $(145,486)   $       -
Proceeds from convertible notes payable - related party $       -    $  12,500


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

     On May 15 through May 30, 2018, the holder of a note, in the principal amount of $277,775, converted its note, plus accrued interest of $7,022, into 632,020 shares of our common stock at prices ranging from $.377 per share to $.638 per share pursuant to terms underlying its convertible promissory note.

     See Note C to the September 30, 2018 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

     Other than funding our operating expenses and paying our notes payable, we did not, as of September 30, 2018, have any significant capital requirements. However, now that the Company has completed its reverse stock split, name change, and symbol change, the Company will actively pursue additional capital to expand the sales and marketing of its products and services and the long-term branding of the Company.

     See Note B to the September 30, 2018 financial statements included as part of this report, for a description of our significant accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4.     Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective for the following reasons:

     o the lack of formal written documentation relating to the design of our controls.

     o we did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions due to the small size of our company.

     Notwithstanding the above, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On February 1, 2018, the Company issued 17,273 shares of common stock to a consultant based on the stock's approximate trading price of $.75 per share for total value of $13,818.

     On February 5, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C
(d). The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and has been recorded as a debt discount that was netted with the underlying convertible note and amortized to interest expense over the length of the note, which was converted in full in May 2018.

     On May 21 through May 30, 2018, the Company issued 110,955 shares of common stock to friends and family under the company's Friends and Family Stock Offering at a price of $.55 per share in exchange for $61,025 in cash.

     During May and June 2018, various Series B warrant holders elected to exercise their warrants prior to their June 30, 2018 expiration. As such, the Company issued 19,636 shares of common stock at $1.10 per share for $21,600.

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

     On May 15 through May 30, 2018, the holder of a note, in the principal amount of $277,775, converted its note, plus accrued interest of $7,022, into 632,020 shares of our common stock at prices ranging from $.377 per share to $.638 per share pursuant to terms underlying its convertible promissory note.

     On May 30, 2018, we issued 131,083 shares of our common stock to Avcon Services (a company owned by our CFO Tracy Madsen) upon Avcon's conversion of its note payable of $30,500 plus accrued interest of $5,548 at the conversion rate of $.275 as stated in the underlying note.

We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with the issuance and sale of the securities described above.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

     Not Applicable.

Item 5. Other Information.

     None.

Item 6. Exhibits.

Exhibits    Description
--------    -------------------------------------------------------------------

87 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32          Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ADVANTEGO CORPORATION


November 13, 2018                   By:/s/ Robert Ferguson
                                       ----------------------------------
                                       Robert Ferguson, Principal
                                       Executive Officer


November 13, 2018                   By:/s/ Tracy A. Madsen
                                       ----------------------------------
                                       Tracy A. Madsen, Principal
                                       Financial Officer

                                                                    EXHIBIT 31.1
                                 CERTIFICATIONS
I, Robert Ferguson, certify that;

1. I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Advantego
Corporation;

2. Based on my knowledge, this report, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

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

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

November 13, 2018                      By:/s/ Robert Ferguson
                                          ----------------------------
                                          Robert Ferguson
                                          Principal Executive Officer

                                                                    EXHIBIT 31.2
                                 CERTIFICATIONS

I, Tracy A. Madsen, certify that;

1. I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Advantego
Corporation;

2. Based on my knowledge, this report, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

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

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

November 13, 2018                      By:/s/ Tracy A. Madsen
                                          ----------------------------
                                          Tracy A. Madsen
                                          Principal Financial Officer

                                                                     EXHIBIT 32

      In connection with the Quarterly Report of Advantego Corporation (the "Company") on Form 10-Q for the period ending September 30, 2018 as filed with the Securities and Exchange Commission (the "Report"), Robert Ferguson, the Principal Executive Officer, and Tracy A. Madsen, the Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of their knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


November 13, 2018                    By:/s/ Robert Ferguson
                                        ---------------------------------
                                        Robert Ferguson, Principal
                                            Executive Officer


November 13, 2018                    By:/s/ Tracy A. Madsen
                                        ---------------------------------
                                        Tracy A. Madsen, Principal
                                           Financial Officer