Form 10-Q/A
period 2018-09-30
Advantego Corp
filed 2018-11-14
CIK 869531

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No.1)

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

                                EXPLANATORY NOTE

The purpose of this amendment is to include the XBRL exhibits which were omitted from the 10-Q report filed on November 13, 2018.

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

ADVANTEGO CORPORATION

November 14, 2018                            By:/s/ Robert Ferguson

                                             ----------------------------------

 Robert Ferguson, Principal Executive Officer

November 14, 2018 By:/s/ Tracy A. Madsen

 ----------------------------------

Tracy A. Madsen, Principal Financial Officer