Form 10-K
period 2018-12-31
Advantego Corp
filed 2019-04-01
CIK 869531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-23726

ADVANTEGO CORPORATION
 (Name of Small Business Issuer in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

3801 East Florida Ave., Suite 400
Denver, Colorado	80210
(Address of principal executive office)	(Zip Code)

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
 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ⬜

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ⬜

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2018, was approximately $10,176,500.

As of March 29, 2019, the Company had 16,712,819 outstanding shares of common stock.

Documents incorporated by reference:
None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

Item 1. Business

Throughout this Annual Report on Form 10-K Advantego Corporation is referred to as “we,” “our,” “us,” the “Company,” or “Advantego.”

Advantego Corporation (“Advantego,” formerly Golden Eagle International, Inc., or “GEII”) was incorporated in Colorado on July 21, 1988. GEII had previously engaged in contract gold milling operations primarily in the state of Nevada in the United States. Advantego Technologies, Inc. is a California corporation formed on July 29, 2016. On October 27, 2016, the Company acquired 100% stock ownership of Advantego Technologies, Inc. in exchange for 11,628,636 (post-split) shares of the Company’s common stock. The stock exchange is deemed a reverse merger, as the management and operations of Advantego have continued, and Advantego's management received in the aggregate a majority ownership in GEII as a result of the stock exchange. Unless otherwise indicated, all references to the Company include the operations of Advantego Technologies, Inc. and Advantego Communications, Inc.

On February 1, 2018, we changed our name from GEII to Advantego Corporation and our trading symbol from MYNG to ADGO.  On January 31, 2018, our shareholders approved a 1-for-11 reverse stock split, which was effective February 22, 2018.  Unless otherwise indicated, all per-share information in this report has been adjusted to reflect this reverse stock split.  All references to “the Company,” “we,” “us,” or “our,” include the operations of Advantego Technologies, Inc. consolidated with Advantego.

The Company empowers business innovation as a technical solutions provider developing stand-alone digital and enterprise software products to capitalize on niche opportunities within a specific market. The Company leverages a proprietary Intelligent Solution Platform combining leading third-party technologies with existing data and systems to deliver a turnkey specialized Business Process as a Services (BPaaS) that is both scalable and cost effective.

The Company offers a variety of stand-alone products tailored specifically to targeted industries as well as combining these with multiple software applications for large enterprises, affiliate networks and franchise operators delivering comprehensive, all-inclusive, managed bundled solutions.

Additional services include Product Design, Engineering and Manufacturing, Custom Enterprise Software development, and Licensing of Intellectual Property from its vast library of strategic partners. This provides a “one-stop-shop” for our customers.

 We maintain a small core group of employees and outsource most of our Product Development, Product Maintenance, Sales & Marketing, Accounting, Investor Relations, Legal, and Project Management services. We feel this approach is more cost-effective, provides greater flexibility, and resources can be applied quickly to specific projects and tasks as needed.

We launched our field testing of various products and services in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in March of 2018 throughout the United States during the year ended December 31, 2018.  The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry.  As of December 31, 2018, we had delivered approximately 930 digital signage controllers to individual auto care collision centers in the Assured Performance Network nationwide.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center or any business, on the internet.  As of December 31, 2018, 25 auto care collision centers were using this software.

On February 1, 2018 the Company changed its name to Advantego Corporation and amended Golden Eagle International, Inc.’s Articles of Incorporation accordingly. On February 22, 2018, a 1-for-11 reverse stock split, which was approved by the Company’s shareholders on January 31, 2018, became effective on the OTCQB Market. Unless otherwise indicated, all per share information in this report has been adjusted to reflect this reverse stock split.

Other Information

As of December 31, 2018, the Company had four full time employees and nine part time employees/contractors. The Company currently outsources most of its software development and marketing requirements to third parties.

The Company rents executive office space at 3801 East Florida Ave., Suite 400, Denver, Colorado 80210. The Company also rents executive office space at 1 Park Plaza, Suite 600, Irvine, CA 92614 and at 1489 W. Warm Springs Rd., Suite 110, Henderson, NV 89014. on a monthly basis. The combined rent on the Company’s offices in Colorado, California and Nevada ranges from $1,165 - $1,400 per month, depending on the Company’s usage of these spaces.

Virtual Office software and VOIP phone services enable the Company’s employees, contracted service providers, and partners to ‘work from anywhere’ while still being centrally connected.

The Company files its annual, quarterly, and current reports with the Securities and Exchange Commission (SEC), copies of which are available at www.sec.gov.  The public may also read and copy any materials that the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

See Item 1.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures

None.

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was previously quoted on the Over-the-Counter market under the trading symbol “MYNG” for the period January 1, 2018 to March 21, 2018 when our trading symbol changed from MYNG to “ADGO.”   The following table shows the high and low prices of our common stock during the last two years. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

2018	LOW	HIGH
First Quarter	$0.66	$0.97
Second Quarter	$0.65	$2.97
Third Quarter	$0.31	$1.42
Fourth Quarter	$0.14	$1.05

2017	LOW	HIGH
First Quarter	$0.32	$1.15
Second Quarter	$0.44	$0.99
Third Quarter	$0.55	$0.94
Fourth Quarter	$0.68	$0.94

The foregoing prices reflect a 1:11 reverse stock split which became effective on the OTCQB Market on February 22, 2018.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

As of, March 29, 2019 the Company had 16,712,819 outstanding shares of common stock which were owned by approximately 463 shareholders of record.

Item 6.
Selected Financial Data

Not applicable.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operation.

During the years ended December 31, 2018 and 2017 we had revenues of $200,061 and $18,631 respectively. Our general and administrative expenses increased to $1,041,067 for the year ended December 31, 2018 compared to $571,549 for the year ended December 31, 2017. This increase was primarily the result of increases in marketing costs, investor relations and insurance.

Interest expense during the year ended December 31, 2018 increased to $284,307 from $60,880 during the year ended December 31, 2017. The increase was primarily the result of additional interest on convertible debt needed for operations, prepayment interest penalties and the amortization of debt discount.

During the years ended December 31, 2018 and 2017, we incurred a net loss of $1,253,340 and $616,798 respectively.

We do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Our sources and (uses) of cash for the period ended December 31, 2018 and 2017 are shown below:

	2018	2017

Cash (used in) operations	$(964,546)	$(184,070)
Proceeds from issuance of convertible debt	1,084,273	125,000
Proceeds from sale of common stock and exercise of warrants	82,625	50,000
Principal payments on convertible notes payable	(147,750)	-

On June 5, 2017, Gulf Coast Capital, LLC, a company controlled by Mark Bogani, a former officer and director of the Company, converted a note in the principal amount of $115,000 into 418,182 shares of the Company’s common stock.

On December 4, 2017, we sold 129,870 shares of common stock in exchange for $50,000 in cash at a price of $.385 per share to an independent investor.

On February 1, 2018, the Company issued 190,000 shares of common stock based on the stock's approximate trading price of $.80 per share for total value of $152,000.  The shares were issued to an independent consultant for services to be rendered over the six months following issuance.

On March 5, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C (d).  The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and recorded as a debt discount that was netted with the underlying convertible note and amortized to interest expense over the length of the note, which was converted in full in May 2018.

In May 2018, the Company sold 110,955 shares of common stock to private investors at a price of $.55 per share for a total of$61,025.

During August and September 2016, we sold 33,058 shares of our common stock, with warrants to purchase an additional 545,454 shares of our common stock, to a group of private investors for $100,000.  The warrants were issued prior to the reverse merger (See Item 1 of this report) and were subsequently still deemed issued and outstanding. The Series A and B warrants have expired, while the Series C warrants expire on June 30, 2019.  The warrants were originally exercisable at prices between $0.55 and $2.20 share at any time between June 30, 2017 and June 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:

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

The following table represents the warrant activity for the periods presented;

Number of Warrants

Balance, December 31, 2016	545,454
Granted	-
(Exercised)	-
(Forfeited/expired)	(181,818)
Balance, December 31, 2017	363,636
Granted	-
(Exercised)	(19,636)
(Forfeited/expired)	(162,182)
Balance, December 31, 2018	181,818

On October 1, 2018 we issued 20,000 shares of our restricted common stock at $.60 per share to a former employee for sales and marketing services.

Debt Conversion

As summarized below, various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes. In addition, in 2018 our former officer, Philip Grey, converted his accrued wages of $38,500 into 95,890 post-split shares of common stock. These shares have been reported as stock issued for accrued wages and are not included in the following table.

		Principal	Interest	Total Converted	Conversion Rate Per Share	Post-Split Shares Issued Upon Conversion
Gulf Coast Capital	January 8, 2018	$24,090	$21,376	$45,466	$.275	165,331
Mark Bogani	January 8, 2018	12,500	188	12,688.275		46,138
Stephen Calandrella	January 8, 2018	25,000	375	25,375.275		92,273
Clifford Thygesen	January 8, 2018	100,000	6,313	106,313.275		386,593
Kevin Curtis	January 8, 2018	25,000	125	25,125.275		91,364
Phillip Grey*	January 8, 2018	12,500	375	12,875.275		46,818
Carebourn Capital	May 15, 2018	150,000	-	150,000.377		397,878
Carebourn Capital	May 22, 2018	50,000	-	50,000.493		101,419
Carebourn Capital	May 30, 2018	77,775	7,022	84,797.638		132,723
Avcon Services	May 30, 2018	30,500	5,548	36,048.275		131,083
Total		$507,365	$41,322	$548,687	-	1,591,620
* On January 8, 2018 Mr. Grey also converted the compensation owed to him for 2016 and 2017 into 95,890 post-split shares of our common stock. The shares were issued at a 50% discount to the market price of the shares which resulted in a fair market value adjustment of $39,553 which was classified as an additional wage expense during the year ended December 31, 2018.

See Notes C and G to the December 31, 2018 and 2017 financial statements, which are a part of this report, for a discussion of our notes payable.

Other than funding our operating expenses and paying our notes payable, we did not, as of December 31, 2018, have any significant capital requirements.

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

Item 9A.
Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Due to the following:

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are listed below.

Name	Age	Position

Robert W. Ferguson	67	Chief Executive Officer and a Director
Fred Popke	59	Vice President, Secretary, Treasurer and a Director
Tracy A. Madsen	57	Principal Financial and Accounting Officer
John J. Carvelli	55	Director
James Mason	48	Director

Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the board’s discretion.

The principal occupations of the Company’s officers and directors during the past several years are as follows:

Robert W. Ferguson – Mr. Ferguson serves as the Chairman of the Board of Directors and Chief Executive Officer of Advantego Corporation. Mr. Ferguson also serves as President of Advantego Communications, Inc, the company’s sales and marketing subsidiary. Mr. Ferguson’s responsibilities include the strategic planning, business development and overall financial structure of the publicly traded holding Company. Since, 2001 Mr. Ferguson has been the Chairman of First Enterprise Realty Group, Inc., a licensed brokerage firm in California. Since 2001 Mr. Ferguson has been the managing member of CJBS Holdings LLC, d/b/a Integrated Strategic Solutions, a privately-owned consulting and investment company focused in technology and real estate. Since 2011, Mr. Ferguson has been the Chairman of First Enterprise Realty Group, Inc., a licensed brokerage firm in California.

Fred Popke – Mr. Popke serves as the Chief Operating Officer and a member of the Board of Directors of Advantego Corporation. In addition, he serves as President of Advantego Technologies, Inc., the technology subsidiary of the Company. Mr. Popke is responsible for the day to day operations of the Company including the oversight of all product development, licensing agreements, contract implementation, and customer service operations. Since 2009, Mr. Popke has served as the President of Real Estate Services and Technology, a firm engaged in providing custom software solutions for the real estate and financial industries. From 2006 to 2009 Mr. Popke was the Product Director at Commerce Velocity, a firm engaged in developing and delivering enterprise-level underwriting and decisioning software for the financial industry.

Tracy A. Madsen was appointed as our Principal Financial and Accounting Officer on July 20, 2018. Mr. Madsen was appointed as our Secretary/Treasurer and Chief Financial Officer on February 13, 2003. On November 12, 2003 he was also appointed as our Vice President - US Administration. Mr. Madsen resigned as an officer in October 2015 and as a director in October 2016. Since 1996 he has provided consulting and administrative services through his company, Avcon Services, Inc. to the software, healthcare, human resources, payroll and aviation industries. Mr. Madsen received a B.A. in Finance from Boise State University and an M.B.A. from the University of Nevada Las Vegas.

John Carvelli has been a Director of the Company since October 28, 2016. Mr. Carvelli serves on the Compensation Committee as its Chairman and as a member of the Audit Committee. Mr. Carvelli has been the Executive Vice President of the Liberty Dental Plan group of companies, a national dental benefits administrator, since 2004. Prior to joining Liberty in 2004, John completed a multi-year project directing a hospital and integrated medical community clinic system in Los Angeles, CA.

James Mason was appointed as a Director on December 17, 2018. Mr. Mason serves on the Audit Committee as its Chairman and as a member of the Compensation Committee. Mr. Mason has been a private investor since January 2018. Between 1999 and 2017 Mr. Mason was the Chief Executive Officer of SynerMed , Inc. SynerMed developed customized information technology and business management software for independent physicians. SynerMed offered an internet portal that provided an array of clinical information, practice enhancement and management tools, and online practice and patient management by allowing administrators and physicians to access, store and process information. It also provided an internet portal that offered features to assist in-home supportive service consumers and providers, nurse lines, Medicaid and Medicare programs and ambulatory ICU. In addition to the foregoing, SynerMed offered a platform that allowed health plans to access claims, authorizations and healthcare transactions in real-time. SynerMed ceased operations in early 2018.

We believe that each of our directors is qualified to serve as a director for the following reasons:

Name	Reason

Robert W. Ferguson	Management experience and experience in raising capital
Fred Popke	Management experience and experience in software development
Tracy A. Madsen	Management and financial reporting experience
John J. Carvelli	Management experience
James Mason	Management experience

John J. Carvelli is an independent director as that term is defined in Section 803 of the NYSE MKT Company Guide.

James Mason is an independent director as that term is defined in Section 803 of the NYSE MKT Company Guide.

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by our principal executive officers during the years ended December 31, 2018 and 2017.

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Other Annual Compensation	Total
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Robert Ferguson	2018	$120,000	--	--	--	--	$120,000
Chief Executive Officer	2017	$120,000	--	--	--	--	$120,000

Fred Popke	2018	$120,000	--	--	--	--	$120,000
Vice President,	2017	$120,000	--	--	--	--	$120,000
Secretary and Treasurer

Frank Grey (6)	2018	$38,500	--	$39,553	--	--	$78,053
Principal Financial	2017	$36,000	--	--	--	--	$36,000
and Accounting Officer

Tracy A. Madsen	2018	$17,126	--	--	--	--	$17,126
Principal Financial and	2017	--	--	--	--	--	--
Accounting Officer

(1)The dollar value of base salary (cash and non-cash) earned.

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

(6)
On January 8, 2018 Mr. Grey converted the compensation owed to him for 2016 and 2017 into 95,890 post-split shares of our common stock. The shares were issued at a 50% discount to the market price of the shares which resulted in a fair market value adjustment of $39,553 which was classified as an additional wage expense during the year ended December 31, 2018.

Management Changes.

On May 24, 2017, Barry Adnams resigned as a director.

On May 31, 2018, Frank Grey Resigned as Principal Financial and Accounting Officer and Director.

On July 20, 2018 Tracy A. Madsen was appointed Principal Financial and Accounting Officer.

On December 17, 2018, James Mason was appointed Director.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors. During the year ended December 31, 2018, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2018, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

The following shows the amounts we expect to pay to our officers during the year ending December 31, 2019 and the amount of time these persons expect to devote to our business.

	Projected	Percent of time to be devoted
Name	Compensation	to the Company’s business

Robert W. Ferguson	$120,000	100%
Fred Popke	$120,000	100%
Tracy A. Madsen	$40,000	35%

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 29, 2019, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s common stock; (ii) each executive officer of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Robert W. Ferguson	4,576,454	27.70%
1 Park Plaza, Suite 600
Irvine, CA 92614

Fred Popke	4,651,454	28.10%
1 Park Plaza, Suite 600
Irvine, CA 92614

Tracy A. Madsen	64,795	0.40%
17 N. Foxhill Rd.
North Salt Lake, UT 84054

John J. Carvelli	--	--
450 Vista Roma
Newport Beach, CA 92660

James Mason	--	--
1 Park Plaza, Suite 600
Irvine, CA 92614

Mark Bogani	1,091,010(1)	6.50%
3934 Platte Ave.
Sedalia, CO 80135

All Officers and Directors	9,292,703	56.20%
as a group (5 persons)

(1)
A total of 583,510 of these shares are registered in the name of Gulf Coast Capital, LLC, a company controlled by Mr. Bogani.

The following table lists, as of March 29, 2019, the shareholdings of each person owning the Company’s Series B preferred stock. Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock:

Name and Address	Number of Shares (1)	Percent of Class

Steve Olson	30,000	13%
30-4 Woodland Hills Drive
Southgate, Kentucky 41071

Joseph Smith	25,000	10%
725 College Terrace
Niagara Falls, NY 14305

Stuart Rubin	25,000	10%
5876 N.W. 54th Circle
Coral Springs, FL 33067

Robert W. Feguson	80,000 (2)	33%
1 Park Plaza, Suite 600
Irvine, CA 92614

Fred Popke	80,000 (2)	33%
1 Park Plaza, Suite 600
Irvine, CA 92614

(1)
Each Series B preferred share is convertible into one-half of a share of the Company’s common stock and is entitled to one vote on any matter submitted to the Company’s shareholders.

(2)
Robert W. Ferguson and Fred Popke acquired their shares of Series B Preferred Stock from Gulf Coast Capital, a company that is controlled by Mark Bogani, a former officer and director or the Company.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

We had notes payable to various related parties with principal and accrued interest balances totaling $0 and $90,382, respectively, at December 31, 2018 and 2017. The notes were unsecured, were either due on demand, matured or were paid in full during 2018. The notes accrued interest at 5%-6% and were convertible at the option of the holder into the Company’s common stock at $.275 per share. On January 8, 2018, $107,077 of principal and interest due on these notes was converted to 389,370 shares of common stock.

In connection with our acquisition of Advantego, as discussed in Item 1 of this report, the following persons (who, prior to the acquisition, were officers and directors of Advantego and owned 82% of Advantego, collectively) received shares of our common stock in the amounts shown below:

Number of
Name	Shares Received (1)

Robert W. Ferguson	4,651,454
Fred Popke	4,651,454

(1)
Reflects 1:11 reverse stock split.

As of December 31, 2018, we had accounts payable - related parties totaling $255,250, which is comprised of $224,607 in management wage accruals, $29,618 in software platform license fees owed to a company affiliated with one of our officers. Please see section 11 for a detailed breakdown of expenses paid to officers during the year ended December 31, 2018 and 2017.

Item 14.
Principal Accountant Fees and Services.

Pritchett, Siler & Hardy, PC was our principal accountant between October 16, 2016 and February 21, 2018 and audited our financial statements for the years ended December 31, 2016 and 2015. The following shows the fees we incurred with Pritchett, Siler & Hardy, PC during the years ended December 31, 2018 and 2017.

	2018	2017

Audit Fees	$18,000	$30,800
Audit-Related Fees	$1,250	$--
Tax Fees	$2,250	$--

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

On February 22, 2018, we engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group, as our new independent registered accounting firm.

	2018	2017

Audit Fees	$20,250	$30,800
Audit-Related Fees	$--	$--
Tax Fees	$2,250	$--
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

Pinnacle Accountancy Group of Utah
(a DBA of Heaton & Co., PLLC)
1438 N. Hwy 89, Ste. 120
Farmington, UT 84025
Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advantego Corporation
Denver, CO

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Advantego Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has a negative working capital, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah
Farmington, Utah
March 29, 2019

Advantego Corporation
Consolidated Balance Sheets
As of December 31, 2018 and December 31, 2017
	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$91,643	$37,041
Accounts receivable	25,400	-
Inventory	6,499	1,000
Prepaid expenses	7,607	-
Total current assets	131,150	38,041

NON-CURRENT ASSETS
Deferred offering costs	64,236	-

Total Assets	$195,386	$38,041

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$255,250	$418,079
Accounts payable	16,142	27,300
Deferred revenue	-	4,215
Accrued interest, convertible notes payable	28,964	7,237
Acrued interest, convertible notes payable, related parties	-	24,706
Convertible notes payable (net of unamortized debt discounts of $124,563 and $47,483 and unamortized debt premium of $504,386 and $0 respectively)	1,355,823	102,517
Convertible notes payable - related parties (net of unamortized debt discounts of $0 and $19,936 respectively)	-	65,676
Total current liabilities	1,656,179	649,730

Total Liabilities	$1,656,179	$649,730

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 2,000,000,000 authorized; 16,712,819 and 14,664,718 issued and outstanding respectively	1,671	1,466
Additional paid-in capital	567,738	163,707
Accumulated (deficit)	(2,032,602)	(779,262)
Total stockholders' equity (deficit)	(1,460,793)	(611,689)
Total Liabilities and Stockholder's Equity (Deficit)	$195,386	$38,041

The accompanying footnotes are an integral part of these financial statements.

Advantego Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2018 and 2017

	2018	2017
REVENUES
Sales	200,061	18,631
Cost of Sales	$(128,027)	(3,000)
Gross Profit	72,034	15,631

OPERATING EXPENSES
General and administrative	1,041,067	571,549

Total operating expenses	1,041,067	571,549

OPERATING (LOSS)	(969,033)	(555,918)

OTHER INCOME (EXPENSE)
Interest expense	(284,307)	(60,880)

Total other (expense)	(284,307)	(60,880)

Loss before income taxes	(1,253,340)	(616,798)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(1,253,340)	(616,798)

NET LOSS	(1,253,340)	(616,798)

Basic and diluted (loss) per share on continuing operations	$(0.08)	(0.04)
Weighted average shares outstanding - basic and diluted	16,334,129	14,544,099

The accompanying footnotes are an integral part of these financial statements.

Advantego Corporation
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2018 and 2017

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2016	240,000	$2,400	14,534,848	$1,453	$8,720	$(162,464)	$(149,891)

Common stock issued for cash	-	-	129,870	13	49,987	-	50,000

Beneficial conversion feature on
convertible note payable	-	-	-	-	105,000	-	105,000

Net loss	-	-	-	-	-	(616,798)	(616,798)

Balance at December 31, 2017	240,000	$2,400	14,664,718	$1,466	$163,707	$(779,262)	$(611,689)

Common stock issued for cash and exercise of warrants			130,591	13	82,612	-	82,625

Common stock issued for debt			1,166,469	116	427,659		427,775

Common stock issued for debt - related party			289,417	29	79,561		79,590

Common stock issued for interest			35,781	4	13,831		13,835

Common stock issued for interest - related party			99,953	10	27,477		27,487

Common stock issued for services			230,000	23	218,529		218,552

Common stock issued for accrued officer wages			95,890	10	38,490		38,500

Debt premium on convertible notes					(1,309,536)		(1,309,536)

Amortization of debt premium					805,150		805,150

Deferred offering costs					14,236		14,236

Write off of related party debt					6,022		6,022

Net loss	-	-	-	-	-	(1,253,340)	(1,253,340)

Balance at December 31, 2018	240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

The accompanying footnotes are an integral part of these financial statements.

Advantego Corporation
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,253,340)	$(616,798)
Amortization of debt discount	210,108	50,884
Common stock issued for services	218,552	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	(25,400)
(Increase) in prepaid expenses	(7,608)	-
(Increase) in inventory	(5,499)	(1,000)
Increase (decrease) in accounts payable	(11,158)	22,800
Increase (decrease) in deferred revenue	(4,215)	4,215
Increase (decrease) in accounts payable -related parties	(124,329)	345,833
Increase in accrued interest, convertible notes payable -related parties	2,781	3,581
Increase in accrued interest, convertible notes payable	35,562	6,415

Net cash flows (used by) operating activities	(964,546)	(184,070)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash flows provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	82,625	50,000
Proceeds from convertible notes payable	1,084,273	100,000
Proceeds from convertible notes payable - related party	-	25,000
Principal payments on convertible notes payable	(147,750)

Net cash flows (used in) provided by financing activities	1,019,148	175,000

NET CHANGE IN CASH	54,602	(9,070)

CASH - BEGINNING OF PERIOD	37,041	46,111
CASH - END OF PERIOD	$91,643	$37,041

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$427,775	$-
Conversion of convertible notes payable - related parties into common stock	$79,590	$-
Conversion of accrued interest, convertible notes payable into common stock	$13,835	$-
Conversion of accrued interst, convertible notes payable-related parties into common stock	$27,487	$-
Conversion of officer wages payable into common stock	$38,500	$-
Issuance of common stock for services	$218,552
Issuance of convertible note payable to secure line of credit	$50,000	$-
Capitalization of stock offering costs (including $14,236 beneficial conversion feature)	$64,236	$-
Forgiveness of related party debt	$6,022	$-
Recording of premium on convertible debt at stock redemption value	$1,309,536	$-
Amortization to additional paid in capital of premium on convertible notes payable	$805,150	$-
Debt discounts on issuance of convertible notes payable	$267,252

Cash paid for
Interest	$36,571	$-
Income taxes	-	-

The accompanying footnotes are an integral part of these financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2018 and 2017

 Note A – Organization and Business

Organization and Nature of Business

Golden Eagle International, Inc. (“GEII”) was incorporated in Colorado on July 21, 1988. From late 2008 through June 2009, GEII engaged in contract gold milling operations in the state of Nevada in the United States.  GEII has not had any business operations since it disposed of its wholly-owned subsidiary, Golden Eagle International, Inc. (Bolivia) in the first quarter of fiscal 2010.  Prior to that time GEII had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary. More recently, GEII has been a non-operating corporation seeking to sell its remaining milling plant and equipment and/or merge with an operating company. Advantego Corporation, Inc. is a Colorado corporation formed on July 29, 2016. On October 27, 2016, GEII completed a reverse merger with Advantego Technologies, Inc., which resulted in a change of control and the perpetuation of Advantego Technologies, Inc.’s management and business operations.

Effective February 1, 2018 and pursuant to Board authorization and majority shareholder approval, the Company changed the name of GEII to Advantego Corporation (amending GEII’s Articles of Incorporation accordingly), cancelled its Series A, C, and D preferred shares, and effected a 1-for-11 reverse stock split on its issued and outstanding shares of common stock that became effective on the OTCQB on February 21, 2018 under the symbol ADGO. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted to reflect the stock split as if it had occurred on the first day of the earliest period presented.

The Company empowers business innovation as a technical solutions provider developing stand-alone digital and enterprise software products to capitalize on niche opportunities within a specific market. The Company leverages a proprietary Intelligent Solution Platform combining leading third-party technologies with existing data and systems to deliver a turnkey specialized Business Process as a Services (BPaaS) that is both scalable and cost effective.

The Company offers a variety of stand-alone products tailored specifically to targeted industries as well as combining these with multiple software applications for large enterprises, affiliate networks and franchise operators delivering comprehensive, all-inclusive, managed bundled solutions.

Additional services include Product Design, Engineering and Manufacturing services; Custom Enterprise Software development, and Licensing of Intellectual Property from its vast library of strategic partners. This provides a “one-stop-shop” for our customers.

We maintain a small core group of employees and outsource most of our Product Development, Product Maintenance, Sales & Marketing, Accounting, Investor Relations, Legal, and Project Management services. We feel this approach is more cost-effective, provides greater flexibility, and resources can be applied quickly to specific projects and tasks as needed.

We launched our field testing of various products and services in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in March of 2018 throughout the United States during the year ended December 31, 2018.  The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry.  As of December 31, 2018, we had delivered approximately 930 controllers to individual auto care collision centers in the Assured Performance Network nationwide.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center or any business, on the internet.  As of December 31, 2018, 25 auto care collision centers were using this software.

Basis of Presentation

The accompanying financial statements represent the consolidated operations of Advantego Corporation and Advantego Technologies, Inc., collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements for the years ended December 31, 2018 and 2017 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has negative working capital, has accumulated losses of $(2,032,602), since its inception through December 31, 2018, and may incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern.  We can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,"Revenue from Contracts with Customers" following the five steps procedure:

Step 1: Identify the contract(s) with customers
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to performance obligations
Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

In May 2017, the Company launched the online directory and digital signage components of its ongoing licensing services it provides to third parties. Revenue from online directory services are recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage sales is recognized at the time of sale. The Company recognized $17,967 and $18,631 in online directory services, and $182,094 and $0 in digital signage sales during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, $0 and $4,215, respectively, of online directory listing sales were deferred to future periods. Management determined no allowance for doubtful accounts was necessary at December 31, 2018 or 2017.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date using a Black-Scholes options pricing model.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents as detailed in the following chart.  In 2018 and 2017, the inclusion of these shares on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive and as such they are excluded.

Fully diluted shares for the years ended December 31, 2018 and 2017:

	2018	2017
Basic weighted average shares outstanding	16,334,129	14,544,099
Convertible debt	1,282,830	626,634
Series B preferred stock	10,909	10,909
Warrants	181,818	363,636
Total	17,809,686	15,545,278

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

Note C – Loans and Notes Payable

Convertible Notes Payable - Related Parties

We had uncollateralized related party convertible debt obligations outstanding at December 31, 2018 and 2017 as follows:

	December 31, 2018				December 31, 2017
Note	Principal	Less Debt Discount	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest
(a)	$-	$-	$-	$-	$30,112	$(4,516)	$25,596	$20,716
(b)	-	-	-	-	30,500	-	30,500	3,439
(c)	-	-	-	-	12,500	(6,216)	6,284	366
(d)	-	-	-	-	12,500	(9,204)	3,296	185
Totals	$-	$-	$-	$-	$85,612	$(19,936)	$65,676	$24,706

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

Convertible Notes Payable

We had uncollateralized convertible debt obligations with unaffiliated investors outstanding at December 31, 2018 and2017 as follows:

	December 31, 2018					December 31, 2017
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Net Note Balance	Accrued Interest
(a)	$-	$-	$-	$-	$-	$100,000	$(6,158)	$93,842	$6,748
(b)	-	-	-	-	-	25,000	(18,408)	6,592	362
(c)	-	-	-	-	-	25,000	(22,917)	2,083	127
(d)	-	-	-	-	-	-	-	-	-
(e)	-	-	-	-	-
(f)	75,000	(33,599)	56,250	97,651	1,134
(g)	-	-	-	-	-
(h)	50,000	-	-	50,000	2,713
(i)	125,000	(11,250)	68,072	181,822	4,500
(j)	63,000	(4,980)	34,308	92,328	2,016
(k)	65,000	(5,214)	35,561	95,347	2,582
(l)	125,000	(12,003)	58,829	171,826	5,417
(m)	150,000	(13,978)	70,023	206,045	6,700
(n)	50,000	(5,597)	35,401	79,804	1,111
(o)	273,000	(37,942)	145,942	381,000	2,791
Totals	$976,000	$(124,563)	$504,386	$1,355,823	$28,964	$150,000	$(47,483)	$102,517	$7,237

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

(d)
On March 2, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $301,875.  The note carried an interest rate of 12% and matured on March 2, 2019. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a rate of 58% of the lowest market trading price per share during the 25 days preceding conversion.  At the note's inception, there was an original issue discount of $39,375, a transaction fee of $12,500, and a finder's fee of common stock valued at $15,000 (Note D), which in the aggregate resulted in a total discount of $66,875 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $250,000. Additionally, the note's variable conversion rate component requires that the note be valued at its stock redemption value (i.e., "if-converted" value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note's undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note.  As such, the Company recorded a premium on the note of $284,063 as a reduction to additional paid-in capital based on a discounted "if-converted" rate of $.32 per share (58% of the $.55 lowest trading price during the 25 days preceding the note's issuance), which computed to 781,250 shares of "if-converted" common stock with a redemption value of $585,938 due to $.75 per share fair market value of the Company's stock on the note's date of issuance.  Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.  During the period May 15 through May 30, 2018 the note’s principal and interest balance totaling $284,797 was converted into 632,020 shares of our common stock in accordance with terms of the convertible promissory note (Note D), while the remaining debt discount was fully amortized to interest expense and the remaining debt premium was fully amortized to additional paid-in capital.

(e)
On May 11, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $45,000.  The note carried an interest rate of 12% and matured on May 11, 2019. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a rate of 58% of the lowest market trading price per share during the 20 days preceding conversion.  At the note’s inception, there was a transaction fee of $3,000 and a finder’s fee of $4,200, which in the aggregate resulted in a total discount of $7,200 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $37,800. Additionally, the note’s variable conversion rate component required that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $114,947 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $.67 per share (58% of the average of the two lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 76,680 shares of “if-converted” common stock with a redemption value of $92,061 due to $1.20 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization was recorded as interest expense, while debt premium amortization was recorded as an increase to additional paid-in capital. This note was paid in full on August 7, 2018, on which date the remaining debt premium was fully amortized to additional paid-in capital and the remaining debt discount was fully amortized to interest expense. Accrued interest and prepayment fees totaling $12,693 were paid in cash at the time the note was repaid.

(f)
On May 15, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $75,000.  The note carries an interest rate of 12% and matures on May 15, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 60% of the lowest market trading price per share during the 20 days preceding conversion.  At the note’s inception, there was an original issue discount of $3,750 a transaction fee of $2,000, and a finder’s fee of $5,500, which in the aggregate resulted in a total discount of $11,250 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $63,750. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $150,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $.51 per share (60% of the $.85 lowest trading price during the 20 days preceding the note’s issuance), which computed to 126,000 shares of “if-converted” common stock with a redemption value of $192,780 due to $1.53 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018 totaled $11,228 and $93,750, respectively, while interest expense was $5,671. On November 15, 2018, the maturity date on the note was extended until November 15, 2019 in exchange for a $38,114 cash payment. This cash payment resulted in a debt discount to be amortized to interest expense over the life of the loan.

(g)
On June 21, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $78,000.  The note carried an interest rate of 12% and matured on June 21, 2019. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company's common stock at a rate of 58% of the average of the two lowest market trading price per share during the 15 days preceding conversion.  At the note’s inception, there was a transaction fee of $3,000 and a finder’s fee of $7,500, which in the aggregate resulted in a total discount of $10,500 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $75,000. Additionally, the note’s variable conversion rate component required that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $62,086 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $.84 per share (58% of the $.1.44 lowest trading price during the 15 days preceding the note’s issuance), which computed to 132,912 shares of “if-converted” common stock with a redemption value of $201,168 due to $1.50 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization was recorded as interest expense, while debt premium amortization was recorded as an increase to additional paid-in capital. This note was repaid in full on August 14, 2018, on which date the remaining debt premium was fully amortized to additional paid-in capital and the remaining debt discount was fully amortized to interest expense. Accrued interest and prepayment fees totaling $17,077 were paid in cash at the time the note was repaid.

(h)
On June 11, 2018, we issued a fixed price convertible note payable in the amount of $50,000 as a commitment fee to an unaffiliated investor in order to provide a long-term funding facility for our operations. The note bears interest at 10% per year, is due and payable on January 11, 2019, and is convertible into shares of our common stock at a fixed rate of $1.44 per share. Under the investment agreement, Tangiers has agreed to provide us with up to $5,000,000 of funding during a three-year period. This investment agreement was contingent upon approval of our S-1 filing which became effective on November 9, 2018. This commitment fee is deemed an offering cost, along with an associated beneficial conversion feature of $14,236, for total offering costs of $64,236 being reported as a non-current asset to be amortized to additional paid-in capital pro-rata in conjunction with each future long-term funding tranche received from Tangiers. Accrued interest and interest expense as of and for the year ended December 31, 2018 totaled $2,713.

(i)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $18,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018, totaled $7,500 and $45,382, respectively, while interest expense was $4,500.

(j)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $63,000, maturing on August 2, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the company received proceeds of $54,700, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,300 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $57,181 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 253,012 shares of “if-converted” common stock with a redemption value of $120,181 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018, totaled $3,320 and $22,872, respectively, while interest expense was $2,016.

(k)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $65,000, maturing on August 2, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,996 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60 % of the lowest trading price during the 20 days preceding the note's issuance), which computed to 261,044 shares of “if-converted” common stock with a redemption value of $123,996 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018, totaled $3,436 and $23,435, respectively, while interest expense was $2,582. Outstanding principal and interest totaling $95,513 was repaid on February 4, 2019.

(l)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on May 2, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 20, 2018, when the Company received proceeds of $101,850, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,150 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018, totaled $11,147 and $54,625, respectively, while interest expense was $5,417. Outstanding principal and interest totaling $192,214 was repaid on February 22, 2019.

(m)
On August 9, 2018 the Company issued a convertible promissory note with a face value of $150,000, maturing on May 9, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on August 16, 2018, when the Company received proceeds of $122,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $139,017 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.43 per share (60% of the average of 2 lowest trading day prices during the 20 days preceding the note's issuance), which computed to 578,034 shares of “if-converted” common stock with a redemption value of $289,017 due to $0.50 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the nine months ended September 30, 2018, totaled $13,772 and $68,994, respectively, while interest expense was $6,700.

(n)
On September 17, 2018 the Company issued a convertible promissory note with a face value of $50,000, maturing on September 17, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 61% of the lowest trading price for the 20 days prior to conversion. The note was funded on September 20, 2018, when the Company received proceeds of $42,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $7,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,016 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.50 per share (61% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 163,934 shares of “if-converted” common stock with a redemption value of $99,016 due to $0.604 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018, totaled $2,153 and $13,616, respectively, while interest expense was $1,111.

(o) On November 14, 2018 the Company issued a convertible promissory note with a face value of $273,000, maturing on November 14, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 14, 2018, when the Company received proceeds of $250,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $43,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $167,323 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.40 per share (62% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 668,004 shares of “if-converted” common stock with a redemption value of $440,323 due to $0.64 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the year ended December 31, 2018, totaled $5,558 and $21,380, respectively, while interest expense was $2,791.

Note D – Stockholders' Equity

 Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 16,712,819 and 14,664,718 were issued and outstanding at December 31, 2018 and 2017, respectively.

On December 4, 2017, we issued 129,870 shares of common stock in exchange for $50,000 in cash at a price of $.385 per share to an independent investor.

On January 8, 2018, the company issued 95,890 post-split shares of our common stock in exchange for $38,500 owed to him for services performed as our Chief Financial Officer during the compensation owed to him for 2016 and 2017. The shares were issued at a 50% discount to the market price of the shares which resulted in a fair market value adjustment of $39,553 which was classified as an additional wage expense during the year ended December 31, 2018.

On February 1, 2018, the Company issued 190,000 shares of common stock based on the stock's approximate trading price of $.80 per share for total value of $152,000.  The shares were issued to an independent consultant for services to be rendered over the six months following issuance.

On March 8, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder's fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C (d).  The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and recorded as a debt discount that was netted with the underlying convertible note and amortized to interest expense over the length of the note, which was converted in full in May 2018.

On May 21 through May 30, 2018, the Company issued 110,955 shares of common stock to friends and family under the Company’s Friends and Family Stock Offering at a price of $.55 per share in exchange for $61,025 in cash.

During August and September 2016, we sold 33,058 shares of our common stock, with warrants to purchase an additional 545,454 shares of our common stock, to a group of private investors for $100,000.  The warrants were issued prior to the reverse merger (Note A) and were subsequently still deemed issued and outstanding. The Series A and B warrants have expired, while the Series C warrants expire on June 30, 2019.  The warrants were originally exercisable at prices between $0.55 and $2.20 share at any time between June 30, 2017 and June 30, 2019.  Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock.  Black-Scholes data inputs used to value the warrants are as follows:
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

The following table represents the warrant activity for the periods presented;

Number of Warrants

Balance, December 31, 2016	545,454
Granted	-
(Exercised)	-
(Forfeited/expired)	(181,818)
Balance, December 31, 2017	363,636
Granted	-
(Exercised)	(19,636)
(Forfeited/expired)	(162,182)
Balance, December 31, 2018	181,818

On October 1, 2018 we issued 20,000 shares of our restricted common stock at $.60 per share to a former consultant for $12,000 in sales and marketing services.

Debt Conversion

As summarized below, various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes from Note C.  Our former officer, Philip Grey, converted his accrued wages as well.

		Principal	Interest	Total Converted	Conversion Rate Per Share	Post-Split Shares Issued Upon Conversion
Gulf Coast Capital	January 8, 2018	$24,090	$21,376	$45,466	$.275	165,331
Mark Bogani	January 8, 2018	12,500	188	12,688.275		46,138
Stephen Calandrella	January 8, 2018	25,000	375	25,375.275		92,273
Clifford Thygesen	January 8, 2018	100,000	6,313	106,313.275		386,593
Kevin Curtis	January 8, 2018	25,000	125	25,125.275		91,364
Phillip Grey	January 8, 2018	12,500	375	12,875.275		46,818
Carebourn Capital	May 15, 2018	150,000	-	150,000.377		397,878
Carebourn Capital	May 22, 2018	50,000	-	50,000.493		101,419
Carebourn Capital	May 30, 2018	77,775	7,022	84,797.638		132,723
Avcon Services	May 30, 2018	30,500	5,548	36,048.275		131,083
Total		$507,365	$41,322	$548,687	-	1,591,620

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of December 31, 2018 and 2017, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding.  These 240,000 Series B shares are convertible into 10,909 common shares. On October 26, 2017, our former CEO transferred 80,000 shares of our Series B Preferred stock to our current Chief Executive officer and 80,000 shares to our current Chief Operating Officer.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors.  During the years ended December 31, 2018 and 2017, we incurred $301,152 and $439,500, respectively, with these individuals and companies, of which $255,250 and $418,079 was payable at December 31, 2018 and 2017, respectively.

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

Deferred tax assets and valuation allowance at December 31, 2018 and 2017:

	2018	2017

Net loss carry forward	$5,384,612	$5,005,458
Valuation allowance	(5,384,612)	(5,005,458)
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $15,837,093 at December 31, 2018, which may be offset against future taxable income through 2036. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years ended December 31, 2018 and 2017 as follows:

	2018	2017

Provision (benefit) at US statutory rate of 21%	$379,154	$129,528
Increase (decrease) in valuation allowance	(379,154)	(1,833,669)
Effect of rate change on valuation allowance	-	1,704,141

Ending balance	$-	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2018, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015 through the present.

Note G – Subsequent Events

(1)
On January 3, 2019 the Company issued a convertible promissory note with a face value of $105,000, maturing on January 3, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on January 7, 2019, when the Company received proceeds of $91,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $13,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $270,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 1,250,000 shares of 'if-converted' common stock with a redemption value of $375,000 due to $0.300 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(2)
On January 10, 2019 in exchange for payment of accrued interest in the amount of $5,000, the Company was granted an extension of maturity date on Note H with Tangiers Investment Group until March 11, 2019. On March 11, 2019, we entered into a Forbearance Agreement with Tangiers investment Group to extend the forbearance period until June 11, 2019 in exchange for a $10,000 cash forbearance payment. The cash forbearance is recorded as a debt discount to be amortized to interest expense over the life of the agreement.

(3)
On January 17, 2019 the Company issued a convertible promissory note with a face value of $75,000, maturing on January 17, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 25 days prior to conversion. The note was funded on January 25, 2019, when the Company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $148,214 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 892,857 shares of 'if-converted' common stock with a redemption value of $223,214 due to $0.250 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(4)
On February 4, 2019, in exchange for 5% of the original principal amount of the note (or $3,150) in cash we extended the maturity date of Note J to April 2, 2019. In addition, the Company agreed to pay a prepayment penalty of 10% of the original principal amount of the note (or $6,300) payable upon maturity of the extended note.

(5)
On February 4, 2019, in exchange for 5% of the original principal amount of the note (or $6,250) in cash we extended the maturity date of Note I to April 2, 2019. In addition, the Company agreed to pay a prepayment penalty of 10% of the original principal amount of the note (or $12,500) payable upon maturity of the extended note.

(6)
On February 5, 2019, the Company issued a convertible promissory note with a face value of $78,000, maturing on February 5, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 58% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 8, 2019, when the Company received proceeds of $70,300, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $7,700 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $149,276 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (58 % of the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 537,931 shares of 'if-converted' common stock with a redemption value of $227,276 due to $0.423 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(7)
On February 6, 2019 the Company issued a convertible promissory note with a face value of $65,000, maturing on February 6, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 7, 2019, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $107,250 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 433,333 shares of 'if-converted' common stock with a redemption value of $172,250 due to $0.398 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(8)
On February 9, 2019 in exchange for a $7,500 cash payment, we extended the conversion date of Note M from 180 days to 240 days. Additionally, the principal balance of the note shall increase by $15,000.

(9)
On February 13, 2019 the Company issued a convertible debenture with a face value of $50,000, maturing on February 13, 2022, to a third-party investor. All unpaid principal due and payable on the maturity date is to be paid in the form of common stock of the Company. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 21, 2019, when the Company received proceeds of $35,900, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $14,100 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $74,800 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 333,333 shares of 'if-converted' common stock with a redemption value of $124,800 due to $0.374 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(10)
On February 14, 2019 the Company issued a convertible promissory note with a face value of $100,000, maturing on February 14, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 15, 2019, when the Company received proceeds of $99,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $140,333 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 666,666 shares of 'if-converted' common stock with a redemption value of $240,333 due to $0.361 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(11)
On February 19, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 19, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $43,200, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $6,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $75,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.30 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 277,777 shares of 'if-converted' common stock with a redemption value of $125,000 due to $0.450 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(12)
On February 25, 2019 the Company issued a convertible promissory note with a face value of $68,000, maturing on February 25, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 27, 2019, when the Company received proceeds of $64,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,974 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.33 per share (60% of the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 343,174 shares of 'if-converted' common stock with a redemption value of $126,974 due to $0.370 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(13)
On March 14, 2019 in exchange for a $2,500 cash payment, we extended the conversion date of Note N until May17, 2019. Additionally, the Company agrees to pay a prepayment penalty of an additional 10% of the original principal amount as additional consideration to the original prepayment schedule.

(14)
On March 14, 2019, the Company issued a convertible promissory note with a face value of $610,000, maturing on March 14, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on March 14, 2019, when the company received proceeds of $577,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $33,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $1,300,101 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.33 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 3,080,808 shares of 'if-converted' common stock with a redemption value of $1,910,101 due to $0.620 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

(15)
On March 25, 2019 we repaid convertible note “J” in the amount of $95,731 in principal and accrued interest.

(16)
On January 14, 2019, the Company entered into an agreement with ASKA Electronics Co., Ltd. (“ASKA”) of China.

ASKA is a manufacturer of Bluetooth headphones, sport earbuds and associated listening devices, and provides its products as an OEM and as an ODM for projects worldwide.

Under the Agreement:

●
ASKA will provide its design and manufacturing services in the capacity of a sub-contractor for the Company’s customers.

●
the Company will provide branding, sales and distribution services for existing and newly developed products that ASKA manufactures for sale in the North American market;

●
the Company will receive 2% of ASKA’s gross revenues resulting from the sales of ASKA’s products in North America, and

●
ASKA will receive up to 700,000 shares of the Company’s preferred shares, based on ASKA’s North American sales revenue for 2018 of approximately $14,000,000.

The Agreement contemplates the Company receiving a guaranteed minimum of $280,000 in gross profit for calendar year 2019.

Each Preferred Share is convertible into one share of the Company’s common stock.

The Company, upon no less than thirty days written notice, may redeem the Preferred Shares at a price of $2.00 per share.

The Preferred shares will automatically convert into shares of the Company’s common stock if the Company’s common stock closes at a price of $2.20 or more during any 30 consecutive trading days and if the average trading volume of the Company’s common stock during such 30 consecutive trading days is at least 10,000 shares per day.

A “leak out provision” will be established such that ASKA may not sell more than 100,000 shares per month with sales per trading day limited to no more than 15% of the total trading volume that day.

The closing of the transaction is subject to final Company board approval.

The Company has evaluated its subsequent events through the date of this report issuance and determined there are no additional events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTEGO CORPORATION

Dated: March 29, 2019	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	March 29, 2019
Robert W. Ferguson

/s/ Fred Popke	Director	March 29, 2019
Fred Popke

/s/ John J. Carvelli	Director	March 29, 2019
John J. Carvelli

/s/ James Mason	Director	March 29, 2019
James Mason

/s/ Tracy A. Madsen	Principal Financial and Accounting Officer	March 29, 2019
Tracy A. Madsen