Form 10-Q
period 2019-03-31
Advantego Corp
filed 2019-05-15
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2019

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,203,449 shares of common stock as of May 15, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Table of Contents

PART I.		Page

Item 1.	Financial Statements.

	(a) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited)
	(b) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (Unaudited)
	(c) Statement of Shareholders Equity (Deficit) for the three months ended March 31, 2019 and 2018 (Unaudited)
	(d) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited)
	(e) Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 4.	Controls and Procedures.	22

PART II.		23

Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors.	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 3.	Defaults Upon Senior Securities.	23
Item 4.	Mine Safety Disclosures.	23
Item 5.	Other Information	23
Item 6.	Exhibits.	23

Signatures		24

Advantego Corporation
Consolidated Balance Sheets
As of March 31, 2019 and December 31, 2018
(Unaudited)
	March 31,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$423,439	$91,643
Accounts receivable	20,700	25,400
Inventory	4,594	6,499
Prepaid expenses	32,891	7,608
Total current assets	481,625	131,150

NON-CURRENT ASSETS
Deferred offering costs	64,236	64,236

Total Assets	$545,861	$195,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$218,866	$255,250
Accounts payable	69,694	16,142
Deffered revenue	18,975	-
Accrued interest, convertible notes payable	43,794	28,964
Convertible notes payable (net of unamortized debt discounts of $172,649 and $124,563 and unamortized debt premium of $2,342,664	4,094,016	1,355,823
and $504,386 respectively)
Total current liabilities	4,445,345	1,656,179

Total Liabilities	$4,445,345	$1,656,179

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 2,000,000,000 authorized; 16,712,819 issued and outstanding	1,671	1,671
Additional paid-in capital	(1,270,540)	567,738
Accumulated (deficit)	(2,633,016)	(2,032,602)
Total stockholders' equity (deficit)	(3,899,485)	(1,460,793)
Total Liabilities and Stockholders' Equity (Deficit)	$545,861	$195,386

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation
Consolidated Statements of Operations
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	March 31,	March 31,
	2019	2018

REVENUES
Sales	8,325	43,977
Cost of Sales	$(10,838)	(30,239)
Gross Margin	(2,513)	13,738

OPERATING EXPENSES
General and administrative	347,749	182,440

Total operating expenses	347,749	182,440

OPERATING (LOSS)	(350,262)	(168,702)

OTHER INCOME (EXPENSE)
Interest expense	(250,152)	(75,134)

Total other (expense)	(250,152)	(75,134)

Loss before income taxes	(600,414)	(243,836)
Income taxes	-	-
NET LOSS ON CONTINUING OPERATIONS	(600,414)	(243,836)

NET LOSS	(600,414)	(243,836)

Basic and diluted (loss) per share	$(0.04)	(0.02)
Weighted average shares outstanding - basic	16,723,323	15,524,531

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2018 and 2019 (Unaudited)

	Three Months Ended March 31, 2018
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2017	240,000	$2,400	14,664,718	$1,466	$163,707	$(779,262)	$(611,689)

Shares issued for conversion of notes payable	-	-	545,455	55	149,945	-	150,000

Shares issued for conversion of notes payalbe -related party	-	-	178,509	18	49,072	-	49,090

Shares issued for acrued interest	-	-	24,775	2	6,811	-	6,813

Shares issued for accrued interest - related party	-	-	79,778	8	21,931	-	21,939

Shares issued for accrued officer wages	-	-	95,890	10	38,490		38,500

Shares issued for accrued expenses	-	-	17,273	2	13,816		13,818

Shares issued to secure line of credit	-	-	20,000	2	14,998		15,000

Debt premium on convertible notes	-	-	-	-	(284,063)	-	(284,063)

Amortization of debt premium	-	-	-	-	23,348	-	23,348

Net loss	-	-	-	-	-	(243,836)	(243,836)
Balance at March 31, 2018	240,000	$2,400	15,626,398	$1,563	$198,055	$(1,023,098)	$(821,080)

	Three Months Ended March 31, 2019
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2018	240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

Debt premium on convertible notes	-	-	-	-	(2,323,948)	-	(2,323,948)

Amortization of debt premium	-	-	-	-	485,670	-	485,670

Net loss	-	-	-	-	-	(600,414)	(600,414)

Balance at March 31, 2019	240,000	$2,400	16,712,819	$1,671	$(1,270,540)	$(2,633,016)	$(3,899,485)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)
	March 31,	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(600,414)	$(243,836)
Adjustments to reconcile net loss to cash used by operating adtivities
Amortization of debt discount	70,465	72,172
Amortization of consulting services prepaid with common stock	-	2,303
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	4,700	(38,500)
(Increase) in prepaid expenses	(25,283)	(1,660)
(Increase) decrease in inventory	1,905	(19,507)
Increase (decrease) in accounts payable	(6,248)	19,764
Increase (decrease) in deferred revenue	18,975	(2,295)
Decrease in accounts payable - related parties	(36,384)	(38,982)
Increase in accrued interest, convertible notes payable -related parties	-	1,123
Increase (decrease) in accrued interest, convertible notes payable	14,830	(424)

Net cash flows (used by) operating activities	(557,454)	(249,842)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,142,250	250,000
Principal payments on convertible notes payable - related party	-	(4,486)
Principal payments on convertible notes payable	(253,000)	-

Net cash flows provided by financing activities	889,250	245,514

NET CHANGE IN CASH	331,796	(4,328)

CASH - BEGINNING OF PERIOD	91,643	37,041
CASH - END OF PERIOD	$423,439	$32,713

SUPPLEMENTAL CASH FLOW INFORMATION
Schdule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$-	$150,000
Conversion of convertible notes payable - related parties into common stock	$-	$49,090
Conversion of accrued interest, convertible notes payable into common stock	$-	$6,813
Conversion of accrued interst, convertible notes payable-related parties into common stock	$-	$21,939
Conversion of officer wages payable into common stock	$-	$38,500
Issuance of common stock for accrued expenses	$-	$13,818
Issuance of convertible note payable to secure line of credit	$-	$15,000
Recording of premium on convertible debt at stock redemption value	$2,323,948	$284,063
Amortization to additional paid in capital of premium on convertible notes payable	$485,670	$23,348
Debt discounts on issuance of convertible notes payable	$118,550	$-

Cash paid for
Interest	$164,858	$2,264
Income taxes	-	-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Basis of Presentation

The accompanying unaudited financial statements represent the consolidated operations of Advantego and Advantego Technologies, Inc., collectively "the Company," "we," "us," as the consolidated entity, with all intercompany transactions eliminated.

These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, the accompanying financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2019 and the results of its operations for the three months then ended. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Going Concern

The consolidated financial statements in this report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized, and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $2,633,016 since its inception through March 31, 2019 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  Though the Company’s line of business involves proven technologies, the Company can offer no assurances that it will be able to obtain adequate financing to implement its business plan and remain a going concern

Note B – Summary of Significant Accounting Policies

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000.  Our management believes that the financial institutions are financially sound, and the risk of loss is low.  Our cash balances did exceed federally insured limits at March 31, 2019 or December 31, 2018.

All of the Company’s revenues during the three months ended March 31, 2019 and 2018 and 100% of the accounts receivable at March 31, 2019 and 2018 were with one customer. This customer is a certifier of automobile collision repair shops, which distributes the Company’s products to the repair shops in its network.

Cash and Cash Equivalents

For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventory

The Company's inventory consists of finished good controller boxes that the Company configures with digital signage software upon customer order.  Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. No reserve was considered necessary for slow moving or obsolete inventory at March 31, 2019 or December 31, 2018.

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

The Company generates revenue from online directory and digital signage components of its ongoing licensing services it provides to third parties. Revenue from online directory services are recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage control boxes is recognized at the time of sale and renewal fees are amortized over the term of the renewal, ranging from one to twelve months. The Company recognized $0 and $4,077 in online listing sales during the three months ended March 31, 2019 and 2018, respectively. The Company recognized $8,325 and $39,900 in digital signage sales during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, and December 31, 2018, $18,975 and $0, respectively, of sales were deferred to future periods. Management determined no allowance for doubtful accounts was necessary at March 31, 2019 or December 31, 2018.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the net income (loss) divided by the weighted average number of shares outstanding during each period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart.  During the three months ended March 31, 2019 and 2018, the inclusion of these common stock equivalents on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018

Basic weighted average shares outstanding	16,723,323	15,524,531
Convertible debt	5,942,237	384,543

Series B preferred stock	10,909	10,909
Warrants	181,818	363,637
Fully diluted weighted average shares outstanding	22,858,287	16,283,260

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

Note C – Convertible Notes Payable

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at March 31, 2019 and December 31, 2018 as follows:

	March 31, 2019					December 31, 2018
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest
(a)	$75,000	$(22,424)	$33,424	$86,000	$3,384	$75,000	$(33,599)	$56,250	$97,651	$1,134
(b)	50,000	-	-	50,000	1,111	50,000	-	-	50,000	2,713
(c)	125,000	(6,563)	39,709	158,146	7,312	125,000	(11,250)	68,072	181,822	4,500
(d)	-	-	-	-	-	63,000	(4,980)	34,308	92,328	2,016
(e)	-	-	-	-	-	65,000	(5,214)	35,561	95,347	2,582
(f)	-	-	-	-	-	125,000	(12,003)	58,829	171,826	5,417
(g)	150,000	(4,728)	23,684	168,957	11,200	150,000	(13,978)	70,023	206,045	6,700
(h)	50,000	(3,660)	23,147	69,487	2,111	50,000	(5,597)	35,401	79,804	1,111
(i)	273,000	(27,067)	104,112	350,045	8,251	273,000	(37,942)	145,942	381,000	2,791
(j)	105,000	(10,387)	207,750	302,362	2,421	-	-	-	-	-
(k)	75,000	(13,993)	133,805	194,811	729	-	-	-	-	-
(l)	78,000	(2,994)	127,714	202,719	1,352	-	-	-	-	-
(m)	65,000	(7,377)	91,460	149,084	957	-	-	-	-	-
(n)	50,000	(13,591)	72,099	108,508	-	-	-	-	-	-
(o)	100,000	(438)	122,791	222,354	1,250	-	-	-	-	-
(p)	50,000	(6,082)	67,083	111,001	528	-	-	-	-	-
(q)	68,000	(3,179)	53,568	118,389	748	-	-	-	-	-
(r)	610,000	(50,165)	1,242,318	1,802,153	2,440	-	-	-	-	-
Totals	$1,924,000	$(172,649)	$2,342,665	$4,094,016	$43,794	$976,000	$(124,563)	$504,386	$1,355,823	$28,964

(a)
On May 15, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $75,000. The note carries an interest rate of 12% and matures on May 15, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 60% of the lowest market trading price per share during the 20 days preceding conversion. At the note’s inception, there was an original issue discount of $3,750 a transaction fee of $2,000, and a finder’s fee of $5,500, which in the aggregate resulted in a total discount of $11,250 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $63,750. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $150,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $.51 per share (60% of the $.85 lowest trading price during the 20 days preceding the note’s issuance), which computed to 126,000 shares of “if-converted” common stock with a redemption value of $192,780 due to $1.53 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. On November 15, 2018, the maturity date on the note was extended until November 15, 2019 in exchange for a $38,114 cash payment. Debt discount and premium amortizations for the three months ended March 31, 2019 totaled $11,175 and $22,826, respectively, while interest expense was $2,250.

(b)
On June 11, 2018, we issued a fixed price convertible note payable in the amount of $50,000 as a commitment fee to Tangiers in order to provide a long-term funding facility for our operations. The note bears interest at 10% per year, is due and payable on January 11, 2019, and is convertible into shares of our common stock at a fixed rate of $1.44 per share. Under the investment agreement, Tangiers has agreed to provide us with up to $5,000,000 of funding during a three-year period. This investment agreement is pending approval of our S-1 filing. This commitment fee is deemed an offering cost, along with an associated beneficial conversion feature of $14,236, for total offering costs of $64,236 being reported as a non-current asset to be amortized to additional paid-in capital pro-rata in conjunction with each future long-term funding tranche received from Tangiers. Accrued interest as of March 31, 2019 was $1,111. Interest expense as of and for the three months ended March 31, 2019 totaled $13,398, of which $12,286 was incurred to extend the conversion date of the note to June 11, 2019.

(c)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $18,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $4,687 and $28,363, respectively, while interest expense was $9,062 which included a $6,250 cash payment to extend the conversion date of the note to April 2, 2019.

(d)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $63,000, maturing on August 2, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the company received proceeds of $54,700, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,300 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $57,181 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 253,012 shares of “if-converted” common stock with a redemption value of $120,181 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on March 25, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $4,980 and $34,308, respectively, while interest expense was $33,865 of which $32,636 was for extension fees and pre-payment penalties.

(e)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $65,000, maturing on August 2, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,996 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 261,044 shares of “if-converted” common stock with a redemption value of $123,996 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on February 1, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $5,214 and $35,561, respectively, while interest expense was $27,931 of which $27,389 was for extension fees and pre-payment penalties.

(f)
On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on May 2, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 20, 2018, when the Company received proceeds of $101,850, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,150 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on February 22, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $12,004 and $58,828, respectively, while interest expense was $61,798 of which $59,566 was for extension fees and pre-payment penalties.

(g)
On August 9, 2018 the Company issued a convertible promissory note with a face value of $150,000, maturing on May 9, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on August 16, 2018, when the Company received proceeds of $122,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $139,017 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.43 per share (60% of the average of 2 lowest trading day prices during the 20 days preceding the note's issuance), which computed to 578,034 shares of “if-converted” common stock with a redemption value of $289,017 due to $0.50 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $9,250 and $46,339, respectively, while interest expense was $12,000 of which $7,500 was for extension fees applied to interest.

(h)
On September 17, 2018 the Company issued a convertible promissory note with a face value of $50,000, maturing on September 17, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 61% of the lowest trading price for the 20 days prior to conversion. The note was funded on September 20, 2018, when the Company received proceeds of $42,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $7,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,016 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.50 per share (61% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 163,934 shares of “if-converted” common stock with a redemption value of $99,016 due to $0.604 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $1,937 and $12,254, respectively, while interest expense was $3,500 of which $2,500 was for extension fees applied to interest.

(i)
On November 14, 2018 the Company issued a convertible promissory note with a face value of $273,000, maturing on November 14, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 14, 2018, when the Company received proceeds of $250,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $43,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $167,323 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.40 per share (62% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 668,004 shares of “if-converted” common stock with a redemption value of $440,323 due to $0.64 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $10,875 and $41,831, respectively, while interest expense was $5,460.

(j)
On January 3, 2019 the Company issued a convertible promissory note with a face value of $105,000, maturing on January 3, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on January 7, 2019, when the Company received proceeds of $91,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $13,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $270,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60 % of the lowest trading price during the 20 days preceding the note's issuance), which computed to 1,250,000 shares of 'if-converted' common stock with a redemption value of $375,000 due to $0.30 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $3,112 and $62,250, respectively, while interest expense was $2,421.

(k)
On January 17, 2019 the Company issued a convertible promissory note with a face value of $75,000, maturing on January 17, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 25 days prior to conversion. The note was funded on January 25, 2019, when the Company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $148,214 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 892,857 shares of 'if-converted' common stock with a redemption value of $223,214 due to $0.25 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $1,507 and $14,410, respectively, while interest expense was $729.

(l)
On February 5, 2019 the Company issued a convertible promissory note with a face value of $78,000, maturing on February 5, 2020, and a stated interest of 12 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 58% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 8, 2019, when the Company received proceeds of $74,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $149,276 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.15 per share (58% of $0.25 - the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 537,931 shares of 'if-converted' common stock with a redemption value of $227,276 due to $0.42 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $506 and $21,562, respectively, while interest expense was $1,352.

(m)
On February 6, 2019 the Company issued a convertible promissory note with a face value of $65,000, maturing on February 6, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 7, 2019, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $107,250 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 433,333 shares of 'if-converted' common stock with a redemption value of $172,250 due to $0.398 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $1,273 and $15,790, respectively, while interest expense was $957.

(n)
On February 13, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 13, 2022, and a stated interest of 0% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 21, 2019, when the Company received proceeds of $35,900, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $14,100 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $74,800 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 333,333 shares of 'if-converted' common stock with a redemption value of $124,800 due to $0.374 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $509 and $2,701, respectively, while interest expense was $0.

(o)
On February 14, 2019 the Company issued a convertible promissory note with a face value of $100,000, maturing on February 14, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 15, 2019, when the Company received proceeds of $99,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $140,333 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 666,666 shares of 'if-converted' common stock with a redemption value of $240,333 due to $0.361 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $62 and $17,542, respectively, while interest expense was $1,250.

(p)
On February 19, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 19, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $43,200, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $6,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $75,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.30 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 277,777 shares of 'if-converted' common stock with a redemption value of $125,000 due to $0.450 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $718 and $7,917, respectively, while interest expense was $528.

(q)
On February 25, 2019, the Company issued a convertible promissory note with a face value of $68,000, maturing on February 25, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 27, 2019, when the Company received proceeds of $64,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,974 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.33 per share (60% of the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 343,174 shares of 'if-converted' common stock with a redemption value of $126,974 due to $0.370 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $321 and $5,406, respectively, while interest expense was $748.

(r)
On March 14, 2019 the Company issued a convertible promissory note with a face value of $610,000, maturing on March 14, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of shares the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on March 14, 2019, when the Company received proceeds of $557,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $52,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $1,300,101 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (60% of $0.33 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 3,080,808 shares of 'if-converted' common stock with a redemption value of $1,910,101 due to $0.620 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $2,335 and $57,782, respectively, while interest expense was $2,440.

Note D – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 16,712,819 shares were issued and outstanding at March 31, 2019 and December 31, 2018.

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
The following table represents the warrant activity for the periods presented;

Number of Warrants

Balance, December 31, 2017	545,454
Granted	(19,636)
(Exercised)	(162,182)
(Forfeited/expired)	(181,818)
Balance, December 31, 2018	181,818
Granted	-
(Exercised)	-
(Forfeited/expired)	-
Balance, March 31, 2019	181,818

Debt Conversion

As summarized below, various noteholders elected to convert their notes payable into shares of our common stock in accordance with terms of their promissory notes(Note C).  Our former officer, Philip Grey, converted his accrued wages as well.

		Principal	Interest	Total Converted	Conversion Rate Per Share	Post-Split Shares Issued Upon Conversion
Gulf Coast Capital	January 8, 2018	$24,090	$21,376	$45,466	$.275	165,331
Mark Bogani	January 8, 2018	12,500	188	12,688.275		46,138
Stephen Calandrella	January 8, 2018	25,000	375	25,375.275		92,273
Clifford Thygesen	January 8, 2018	100,000	6,313	106,313.275		386,593
Kevin Curtis	January 8, 2018	25,000	125	25,125.275		91,364
Phillip Grey	January 8, 2018	12,500	375	12,875.275		46,818
Phillip Grey*	January 8, 2018	38,500	-	38,500.402		95,890
Total		$237,590	$28,752	$266,342	-	924,407

* Represents accrued wages converted at a rate agreed upon by management.

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of March 31, 2019, and December 31, 2018, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding.  These 240,000 Series B shares are convertible into 10,909 common shares.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the three months ended March 31, 2019 and 2018, we incurred $117,378 and $112,000, respectively, with these individuals and companies, and we had payable balances of $218,866 and $255,250 at March 31, 2019 and December 31, 2018, respectively.

Note F – Prepaid Expenses

The Company's prepaid expenses as of March 31, 2019 consist of $8,376 in prepaid insurance, $2,025 in prepaid expenses, $2,490 in deposits for offices and $20,000 for engineering deposits related to the engineering of new products.  Total prepaid expenses were $32,891 and $7,607 at March 31, 2019 and December 31, 2018, respectively.

Note G – Material Agreements

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

We signed an agreement with manufacturer and exporter Shenzhen Ferex Electrical Co., Ltd of China to manufacture and supply electrical components and systems at the end of last year. We began offering design, engineering and manufacturing services to our customers in the beginning of 2019. Currently, we have a manufacturing contract to provide these services with AfterMaster Audio Labs regarding two new products. Subject to certain financing requirements, it is anticipated that firm purchase orders, manufacturing and delivery will begin late in the second quarter or early third quarter 2019.

There were no other material changes to our contracts not previously reported.

Note H – Subsequent Events

On April 4, 2019, we repaid Convertible Note (g) in the principal amount of $150,000 plus added principal of $15,000, plus $11,732 in accrued interest and $79,529 in prepayment penalties.

On April 24, 2019, in exchange for $38,188 in cash we extended the maturity date of Convertible Note (a) to May 15, 2020 and the conversion date to November 15, 2019.

On April 24, 2019 the Company issued a convertible promissory note with a face value of $88,000, maturing on April 24, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on April 25, 2019, when the Company received proceeds of $79,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,666 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.40 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 366,666 shares of 'if-converted' common stock with a redemption value of $146,666 due to $0.40 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

On April 26, 2019 the Company issued a convertible promissory note with a face value of $63,000, maturing on April 26, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on April 29, 2019, when the Company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,227 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.39 per share (60% of the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 272,727 shares of 'if-converted' common stock with a redemption value of $121,227 due to $0.445 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

On May 1, 2019 the Company issued a convertible promissory note with a face value of $282,000, maturing on November 1, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on May 1, 2019, when the Company received proceeds of $253,300, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $28,700 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $188,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.37 per share (60% of the average of 2 lowest trading day prices during the 20 days preceding the note's issuance), which computed to 1,277,173 shares of 'if-converted' common stock with a redemption value of $470,000 due to $0.368 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

On May 8, 2019, in exchange for $120,181 in cash we extended the maturity date of Convertible Note (i) to March 14, 2019, the prepayment date until November 14, 2019 and the conversion date to November 15, 2019.

Subsequent Stock Issuances

On April 3, 2019, the holder of note (c) converted $25,000 in principal and $1,479 in accrued interest into 126,092 shares of our common stock at a price of $.21 per share.

As a condition of the $282,000 convertible promissory note issued on May 1, 2019, the Company issued 364,538 returnable shares to the lender as a commitment fee.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements, other than those disclosed above.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K Advantego Corporation is referred to as “we,” “our,” “us,” the “Company,” or “Advantego.”

Advantego Corporation (“Advantego,” formerly Golden Eagle International, Inc., or “GEII”) was incorporated in Colorado on July 21, 1988. GEII had previously engaged in contract gold milling operations primarily in the state of Nevada in the United States. Advantego Technologies, Inc. is a California corporation formed on July 29, 2016. On October 27, 2016, the Company acquired 100% stock ownership of Advantego Technologies, Inc. in exchange for 11,628,636 (post-split) shares of the Company’s common stock. The stock exchange was deemed a reverse merger, as the management and operations of Advantego have continued, and Advantego's management received in the aggregate a majority ownership in GEII as a result of the stock exchange.

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

The Company empowers business innovation as a technical solutions provider developing stand-alone digital and enterprise software products to capitalize on niche opportunities within a specific market. The Company leverages a proprietary Intelligent Solution Platform combining leading third-party technologies with existing data and systems to deliver a turnkey specialized Business Process as a Services (BPaaS).

The Company’s products are tailored specifically to targeted industries that can be integrated with multiple software applications for large enterprises, affiliate networks and franchise operators as comprehensive, managed bundled solutions. The Company’s services include product design, engineering and OEM manufacturing of hardware products and licensing and distribution of third-party proprietary software and hardware from a host of Strategic Partners. This business model provides a “one-stop-shop” for our customers.

 We maintain a small core group of employees and outsource most of our Product Development, Product Maintenance, Sales & Marketing, Accounting, Investor Relations, Legal, and Project Management services. We feel this approach is more cost-effective, provides greater flexibility, and resources can be applied quickly to specific projects and tasks as needed.

We launched our field testing of various products and services in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in March of 2018 throughout the United States.  The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry.  As of December 31, 2018, we had delivered approximately 930 digital signage controllers to individual auto care collision centers in the Assured Performance Network nationwide.

We expanded the functionality of our digital signage product to include SMS Messaging and have field tested it at both live events, weddings and in audiological clinic lobby’s as a digital delivery system in the same way the auto care collisions have used it. These additional features should help to attract potential advertisers as networks are built out,

In order to market to these niche markets, the Company is currently undergoing a rebranding all its products; and anticipates completion and marketing of these products in second quarter of 2019.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center or any business, on the internet.

We have developed an enterprise software product (“Convertible Note Disclosure Report”) that provides initial calculations for investments made in public companies using convertible debt. The product is currently being Beta tested. Having completed our first phase, it is being expanded to include rolled up equity in addition to basic and weighted averages of shares outstanding tables that are necessary for financial disclosures. It is the intent of the company to then include similar calculations as required for Derivatives (Warrants and Options). When complete, this suite of financial reporting tools is designed to streamline the process for public and private companies, third parties and auditors to address these calculations and values. We are unaware of any product that is anywhere near the comprehensive nature of what is being developed in the marketplace today.

Contractual Obligations

ASKA Electronics, Ltd. Contract:

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

●
the Company will pay ASKA 98% of its sales to existing ASKA clients resulting from the sales of ASKA’s products in North America, and

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

Shenzhen Ferex Electrical Co. Ltd

We signed an agreement with manufacturer and exporter Shenzhen Ferex Electrical Co., Ltd of China to manufacture and supply electrical components and systems at the end of last year. We began offering design, engineering and manufacturing services to our customers in the beginning of 2019. Currently, we have a manufacturing contract to provide these services with AfterMaster Audio Labs regarding two new products. Subject to certain financing requirements, it is anticipated that firm purchase orders, manufacturing and delivery will begin late second quarter or early third quarter 2019.

There were no other material changes to our contracts not previously reported.

Results of Operations

During the three months ended March 31, 2019 and 2018, we had revenues of $8,325 and $43,977, respectively. The related cost of sales for the three months ended March 31, 2019 and 2018 was $10,838 and $30,239, respectively. The decrease in revenue was the result renewal fees for our digital signage service which were lower than the initial cost of the control boxes and service for our digital signage product to a network of certified auto care collision centers in the United States during 2018. Similarly, our cost of sales decreased as the renewal costs were lower than the initial cost. As a result, gross margin for the three months ended March 31, 2019 decreased to ($2,513) from $13,738 during the same period during 2018. Our general and administrative expenses totaled $347,749 and $182,440 for the three months ended March 31, 2019 and 2018, respectively, and consisted primarily of officer wages, outsourced services, and professional fees.  The increase in general and administrative expenses was primarily the result of increased marketing and investor relations expenses. Interest expense was $250,152 and $75,134 during the three months ended March 31, 2019 and 2018, respectively.  The increase during 2019 was due to an increased number of convertible notes payable, the amortization of debt discounts, pre-payment penalties and extension fees.

Liquidity and Capital Resources

Our primary sources and (uses) of cash for the three months ended March 31, 2019 and 2018 were:

	2019	2018

Cash (used in) operations	$(557,454)	$(249,842)
Proceeds from convertible notes payable	$1,142,250	$250,000
Payments on convertible notes payable	$(253,000)	$-
Payments on convertible notes payable - related party	$-	$(4,486)

See Note B to the March 31, 2019 financial statements included as part of this report, for a description of our significant accounting policies.

See Note C to the March 31, 2019 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

Off-Balance Sheet Arrangements

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4.     Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2109, our disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.     Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A.   Risk Factors.

See the Going Concern statement listed in Footnote A.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of our common stock that have not previously been reported.

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

ADVANTEGO CORPORATION

May 15, 2019	By:	/s/ Robert W. Ferguson
Robert W. Ferguson, Principal Executive Officer

May 15, 2019	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial Officer