Form 10-Q
period 2019-06-30
Advantego Corp
filed 2019-08-14
CIK 869531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,393,374 shares of common stock as of August 14, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Advantego Corporation
Consolidated Balance Sheets
As of June 30, 2019 and December 31, 2018
(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$135,288	$91,643
Accounts receivable	67,930	25,400
Inventory	-	6,499
Prepaid expenses	175,250	7,608
Total current assets	378,468	131,150

OTHER ASSETS
Deferred offering costs	64,236	64,236
Pre-production costs	111,000	-
Total other assets	175,236	64,236

Total Assets	$553,704	$195,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$218,866	$255,250
Accounts payable	111,725	16,142
Deferred revenue	45,358	-
Accrued interest, convertible notes payable	54,387	28,964
Convertible notes payable (net of unamortized debt discounts of $196,188 and $124,563 and unamortized debt premium of $2,106,386	4,351,498	1,355,823
and $504,386 respectively)
Total current liabilities	4,781,834	1,656,179
Total Liabilities	$4,781,834	$1,656,179

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 2,000,000,000 authorized; 17,393,374 and 16,712,819 issued and outstanding	1,739	1,671
as of June 30, 2019 and December 31, 2018 respectively
Additional paid-in capital	(854,260)	567,738
Accumulated (deficit)	(3,378,009)	(2,032,602)
Total stockholders' equity (deficit)	(4,228,130)	(1,460,793)
Total Liabilities and Stockholders' Equity (Deficit)	$553,704	$195,386

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

REVENUES
Sales	$21,066	71,267	$29,391	115,244
Cost of Sales	(15,272)	(43,685)	(26,110)	(73,924)
Gross Margin	5,794	27,582	3,281	41,320

OPERATING EXPENSES
General and administrative	304,403	203,145	652,152	385,585

Total operating expenses	304,403	203,145	652,152	385,585

OPERATING (LOSS)	(298,609)	(175,563)	(648,871)	(344,265)

OTHER INCOME (EXPENSE)
Interest expense	(446,384)	(69,079)	(696,536)	(144,213)

Total other (expense)	(446,384)	(69,079)	(696,536)	(144,213)

Loss before income taxes	(744,993)	(244,642)	(1,345,407)	(488,478)
Income taxes	-	-	-	-
NET LOSS	(744,993)	(244,642)	(1,345,407)	(488,478)

Basic and diluted (loss) per share	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Weighted average shares outstanding - basic	17,077,371	16,010,976	16,896,102	15,766,973

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three and six Months Ended June 30, 2019 and 2018 (Unaudited)

Three Months Ended June 30, 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 2019	240,000	$2,400	16,712,819	$1,671	$(1,270,540)	$(2,633,016)	$(3,899,485)

Shares issued for conversion of notes payable	-	-	297,618	30	39,970	-	40,000

Shares issued for accrued interest	-	-	21,399	2	2,683	-	2,685

Returnable shares issued	-	-	361,538	36	137,348	-	137,384

Debt premium on convertible notes	-	-	-	-	(726,265)	-	(726,265)

Amortization of debt premium	-	-	-	-	962,544	-	962,544

Net loss	-	-	-	-	-	(744,993)	(744,993)

Balance at June 30, 2019	240,000	$2,400	17,393,374	$1,739	$(854,260)	$(3,378,009)	$(4,228,130)

Three Months Ended June, 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at March 31, 2018	240,000	$2,400	15,626,398	$1,563	$198,055	$(1,023,098)	$(821,080)

Shares issued for cash and exercise of warrants	-	-	130,591	13	82,612	-	82,625

Shares issued for conversion of notes payable	-	-	619,525	62	277,713	-	277,775

Shares issued for conversion of notes payable -related party	-	-	110,909	11	30,489	-	30,500

Shares issued for accrued interest	-	-	10,855	1	7,021	-	7,022

Shares issued for accrued interest - related party	-	-	20,174	2	5,546	-	5,548

Debt premium on convertible notes	-	-	-	-	(327,033)	-	(327,033)

Amortization of debt premium	-	-	-	-	294,767	-	294,767

Deferred offering cost	-	-	-	-	14,236	-	14,236

Forgiveness of related party debt	-	-	-	-	6,022	-	6,022

Common stock subscribed	-	-	-	-	-	-	9,999

Net loss	-	-	-	-	-	(244,642)	(244,642)
Balance at June 30, 2018	240,000	$2,400	16,518,452	$1,652	$589,428	$(1,267,740)	$(664,261)

 Six Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2018	240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

Shares issued for conversion of notes payable	-	-	297,618	30	39,970	-	40,000

Shares issued for accrued interest	-	-	21,399	2	2,683	-	2,685

Returnable shares issued	-	-	361,538	36	137,348	-	137,384

Debt premium on convertible notes	-	-	-	-	(2,323,948)	-	(2,323,948)

Amortization of debt premium	-	-	-	-	485,670	-	485,670

Net loss	-	-	-	-	-	(1,345,407)	(1,345,407)

Balance at June 30, 2019	240,000	$2,400	17,393,374	$1,739	$(1,090,539)	$(3,378,009)	$(4,464,410)

Six Months Ended June 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	240,000	$2,400	14,664,718	$1,466	$163,707	$(779,262)	$(611,689)

Shares issued for cash and exercise of warrants			130,591	13	82,612	-	82,625

Shares issued for conversion of notes payable	-	-	545,455	55	149,945	-	150,000

Shares issued for conversion of notes payable -related party	-	-	178,509	18	49,072	-	49,090

Shares issued for accrued interest	-	-	24,775	2	6,811	-	6,813

Shares issued for accrued interest - related party	-	-	79,778	8	21,931	-	21,939

Shares issued for accrued officer wages	-	-	95,890	10	38,490	-	38,500

Shares issued for accrued expenses	-	-	17,273	2	13,816	-	13,818

Shares issued to secure line of credit	-	-	20,000	2	14,998	-	15,000

Debt premium on convertible notes	-	-	-	-	(284,063)	-	(284,063)

Amortization of debt premium	-	-	-	-	23,348	-	23,348

Deferred offering costs	-	-	-	-	14,236	-	14,236

Forgiveness of related party debt	-	-	-	-	6,022	-	6,022

Common stock subscribed	-	-	-	-	-	-	9,999

Net loss	-	-	-	-	-	(488,478)	(488,478)
Balance at June 30, 2018	240,000	$2,400	15,756,989	$1,576	$300,925	$(1,267,740)	$(952,840)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	June 30,	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,345,407)	$(488,478)
Adjustments to reconcile net loss to cash used by operating adtivities
Amortization of debt discount	162,425	137,163
Amortization of consulting services prepaid with common stock	-	5,758
Changes in operating assets and liabilities
(Increase) in accounts receivable	(42,530)	(25,000)
(Increase) in prepaid expenses	(141,258)	(35,510)
(Increase) decrease in inventory	6,499	(1,914)
Increase (decrease) in accounts payable	(6,716)	4,072
Increase (decrease) in deferred revenue	45,358	(4,109)
Decrease in accounts payable - related parties	(36,384)	(29,907)
Increase in accrued interest, convertible notes payable -related parties	-	2,781
Increase in accrued interest, convertible notes payable	28,108	2,007

Net cash flows (used by) operating activities	(1,329,905)	(433,137)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and excersise of warrants	-	82,625
Proceeds from convertible notes payable	1,981,550	419,050
Principal payments on convertible notes payable	(608,000)	(22,486)

Net cash flows provided by financing activities	1,373,550	479,189

NET CHANGE IN CASH	43,645	46,052

CASH - BEGINNING OF PERIOD	91,643	37,041
CASH - END OF PERIOD	$135,288	$83,093

SUPPLEMENTAL CASH FLOW INFORMATION
Schdule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$40,000	$434,797
Conversion of convertible notes payable - related parties into common stock	$-	$79,590
Conversion of accrued interest, convertible notes payable into common stock	$2,685	$6,813
Conversion of accrued interst, convertible notes payable-related parties into common stock	$-	$27,487
Conversion of officer wages payable into common stock	$-	$38,500
Issuance of common stock for accrued expenses	$-	$13,818
Issuance of common stock for a finders fee	$-	$15,000
Issuance of convertible note payable to secure line of credit	$-	$50,000
Recording of premium on convertible debt at stock redemption value	$3,050,213	$64,236
Common stock subscribed	$-	$9,999
Amortization to additional paid in capital of premium on convertible notes payable	$1,448,214	$611,096
Debt discounts on issuance of convertible notes payable	$234,050	$318,115
Forgiveness of related party debt	$-	$6,022
Returnable shares issued	$137,348	$-

Cash paid for
Interest	$506,002	$2,264
Income taxes	-	-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements
Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

In the opinion of management, the accompanying financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations for the six months then ended. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Going Concern

The consolidated financial statements in this report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized, and liabilities settled in the ordinary course of business.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $3,378,009 since its inception through June 30, 2019 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  Though the Company’s line of business involves proven technologies, the Company can offer no assurances that it will be able to obtain adequate financing to implement its business plan and remain a going concern

Note B – Summary of Significant Accounting Policies

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000.  Our management believes that the financial institutions are financially sound, and the risk of loss is low.  Our cash balances did not exceed federally insured limits at June 30, 2019 or December 31, 2018.

All of the Company’s revenues during the three and six months ended June 30, 2019 and 2018 and 100% of the accounts receivable at June 30, 2019 and December 31, 2018 were with one customer. This customer is a certifier of automobile collision repair shops, which distributes the Company’s products to the repair shops in its network.

Cash and Cash Equivalents

For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents. The Company has no cash equivalents at June 30, 2019 or December 31, 2018.

Inventory

The Company's inventory consists of finished good controller boxes that the Company configures with digital signage software upon customer order.  Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. No reserve was considered necessary for slow moving or obsolete inventory at June 30, 2019 or December 31, 2018.

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

The Company generates revenue from online directory and digital signage components of its ongoing licensing services it provides to third parties. Revenue from online directory services are recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage control boxes is recognized at the time of sale and renewal fees are amortized over the term of the renewal, ranging from one to twelve months. The Company recognized $219 and $8,118 in online listing sales during the three months ended June 30, 2019 and 2018, respectively. The Company recognized $219 and $12,751 in online listing sales during the six months ended June 30, 2019 and 2018, respectively. The Company recognized $20,847 and $63,149 in digital signage sales during the three months ended June 30, 2019 and 2018, respectively. The Company recognized $29,172 and $102,493 in digital signage sales during the six months ended June 30, 2019 and 2018, respectively

As of June 30, 2019 and December 31, 2018, $45,358 and $0, respectively, of sales were deferred to future periods. Management determined no allowance for doubtful accounts was necessary at June 30, 2019 or December 31, 2018.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date.  We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the net income (loss) divided by the weighted average number of shares outstanding during each period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart.  During the three and six months ended June 30, 2019 and 2018, the inclusion of these common stock equivalents on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic weighted average shares outstanding	17,077,371	16,010,976	16,896,102	15,766,973
Convertible debt	13,577,043	172,734	6,974,085	85,890
Series B preferred stock	10,909	10,909	10,909	10,909
Warrants	-	181,818	-	181,818
Fully diluted weighted average shares outstanding	30,665,323	16,376,437	23,881,096	16,045,590

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

Note C – Prepaid Expenses

The Company has capitalized certain expenses as prepaid expenses. These include rent and vendor deposits, and prepaid insurance. Additionally, we have classified $137,384 as a prepaid expense for Returnable Shares issued as a commitment fee on convertible note (u) (see Note C). Total prepaid expenses at June 30, 2019 and December 31, 2018, are as follows;

	June 30, 2019	December 31, 2018
Prepaid Insurance	$6,711	$3,845
Deposits	31,155	3,763
Returnable Shares	137,384	-
Total	$175,250	$7,608

Note D – Pre-Production Costs

	June 30, 2019	December 31, 2018
Engineering, Pre-Production Costs (new products)*	81,000	-
Software Development (new products)**	30,000	-
Total	$111,000	$-

*We are capitalizing pre-production costs in accordance with ASC 340-10. Development costs will be amortized on a per unit basis over the life of the product once we begin selling the product.

**We have begun capitalizing software development costs during the three months ended June 30, 2019 in accordance with ASC 985.
Software computer costs for computer software that is to be used as an integral part of a product or process is capitalized after the following conditions are met;
a.
Technological feasibility has been established for the software.
b.
All research and development activities for the other components of the product or process have been completed.

Capitalization of computer software costs shall cease when the product is available for general release to customers. The capitalized costs will then be amortized on a per unit basis.

Note E – Convertible Notes Payable

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at June 30, 2019 and December 31, 2018 as follows:

	June 30, 2019					December 31, 2018
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest
(a)	$75,000	$(11,249)	$10,598	$74,349	$750	$75,000	$(33,599)	$56,250	$97,651	$1,134
(b)	-	-	-	-	-	50,000	-	-	50,000	2,713
(c)	85,000	(1,875)	11,345	94,470	6,877	125,000	(11,250)	68,072	181,822	4,500
(d)	-	-	-	-	-	63,000	(4,980)	34,308	92,328	2,016
(e)	-	-	-	-	-	65,000	(5,214)	35,561	95,347	2,582
(f)	-	-	-	-	-	125,000	(12,003)	58,829	171,826	5,417
(g)	-	-	-	-	-	150,000	(13,978)	70,023	206,045	6,700
(h)	-	-	-	-	-	50,000	(5,597)	35,401	79,804	1,111
(i)	273,000	(16,192)	62,281	319,090	3,1121	273,000	(37,942)	145,942	381,000	2,791
(j)	-	-	-	-	-	-	-	-	-	-
(k)	75,000	(10,118)	96,751	161,633	2,574	-	-	-	-	-
(l)	78,000	(2,119)	90,395	166,276	3,692	-	-	-	-	-
(m)	65,000	(5,214)	64,648	124,434	2,582	-	-	-	-	-
(n)	50,000	(12,416)	65,866	103450	-	-	-	-	-	-
(o)	100,000	(312)	87,708	187,396	3,750	-	-	-	-	-
(p)	50,000	(4,382)	48,333	93,951	1,778	-	-	-	-	-
(q)	68,000	(2,304)	38,825	104,521	2,788	-	-	-	-	-
(r)	610,000	(37,042)	917,294	1,490,252	16,165	-	-	-	-	-
(s)	88,000	(9,014)	48,074	127,060	1,589
(t)	63,000	(2,907)	48,361	108,454	1,281
(u)	282,000	(31,931)	144,358	394,427	4,159
(v)	40,000	(7,038)	23,200	56,162	567
(w)	69,300	(11,490)	44,432	102,242	745
(x)	170,000	(15,300)	102,000	256,700	1,700
(y)	200,000	(15,285)	201,918	386,633	278
Totals	$2,441,300	$(196,188)	$2,106,386	$4,351,498	$54,387	$976,000	$(124,563)	$504,386	$1,355,823	$28,964

(a) On May 15, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $75,000.  The note carries an interest rate of 12% and matures on November 15, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company's common stock at a rate of 60% of the lowest market trading price per share during the 20 days preceding conversion.  At the note’s inception, there was an original issue discount of $3,750 a transaction fee of $2,000, and a finder’s fee of $5,500, which in the aggregate resulted in a total discount of $11,250 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $63,750. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $150,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $.51 per share (60% of the $.85 lowest trading price during the 20 days preceding the note’s issuance), which computed to 126,000 shares of “if-converted” common stock with a redemption value of $192,780 due to $1.53 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. On April 24, 2019, the maturity date on the note was extended until May 15, 2019 and the redemption date was extended to November 15, 2019 in exchange for a $38,188 cash payment. Debt discount and premium amortizations for the three months ended June 30, 2019 totaled $11,175 and $22,826, respectively, while interest expense was $2,250.

(b) On June 11, 2018, we issued a fixed price convertible note payable in the amount of $50,000 as a commitment fee to Tangiers in order to provide a long-term funding facility for our operations. The note bears interest at 10% per year, is due and payable on January 11, 2019, and is convertible into shares of our common stock at a fixed rate of $1.44 per share. Under the investment agreement, Tangiers has agreed to provide us with up to $5,000,000 of funding during a three-year period. This investment agreement is pending approval of our S-1 filing. This commitment fee is deemed an offering cost, along with an associated beneficial conversion feature of $14,236, for total offering costs of $64,236 being reported as a non-current asset to be amortized to additional paid-in capital pro-rata in conjunction with each future long-term funding tranche received from Tangiers. On June 7, 2019, this note was paid in full.

(c) On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $18,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $4,687 and $28,363, respectively, while interest expense was $2,250. On April 3, 2019 the investor converted $25,000 in principal and $1,479 of accrued interest into 126,092 shares of common stock at a price of $.21 per share. On June 28, 2019, the investor converted $15,000 in principal and $1,206 in accrued interest into 192,925 shares of common stock at a price of $.084 per share.

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

(g) On August 9, 2018 the Company issued a convertible promissory note with a face value of $150,000, maturing on May 9, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on August 16, 2018, when the Company received proceeds of $122,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $139,017 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.43 per share (60% of the average of 2 lowest trading day prices during the 20 days preceding the note's issuance), which computed to 578,034 shares of “if-converted” common stock with a redemption value of $289,017 due to $0.50 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on April 5, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $4,728 and $23,684, respectively, while interest expense was $95,061 of which $94,529 was for pre-payment penalties.

(h) On September 17, 2018 the Company issued a convertible promissory note with a face value of $50,000, maturing on September 17, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 61% of the lowest trading price for the 20 days prior to conversion. The note was funded on September 20, 2018, when the Company received proceeds of $42,250, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $7,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,016 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.50 per share (61% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 163,934 shares of “if-converted” common stock with a redemption value of $99,016 due to $0.604 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on May15, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $3,660 and $23,146, respectively, while interest expense was $25,056 of which $25,000 was for pre-payment penalties.

(i) On November 14, 2018 the Company issued a convertible promissory note with a face value of $273,000, maturing on November 14, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 14, 2018, when the Company received proceeds of $250,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $43,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $167,323 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.40 per share (62% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 668,004 shares of “if-converted” common stock with a redemption value of $440,323 due to $0.64 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $10,875 and $41,831, respectively, while interest expense was $5,460. On May 8, 2019, exchange for $120,181 in cash, the investor extended the maturity date of the note to March 15, 2020. This payment consisted of $109,582 in extension fees that were classified as an interest expense.

(j) On January 3, 2019 the Company issued a convertible promissory note with a face value of $105,000, maturing on January 3, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on January 7, 2019, when the Company received proceeds of $91,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $13,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $270,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60 % of the lowest trading price during the 20 days preceding the note's issuance), which computed to 1,250,000 shares of 'if-converted' common stock with a redemption value of $375,000 due to $0.30 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on June 26, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $10,387 and $207,750, respectively, while interest expense was $46,425for the three month period ended June 30, 2019, of which $43,975 was for pre-payment penalties.

(k) On January 17, 2019 the Company issued a convertible promissory note with a face value of $75,000, maturing on January 17, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 25 days prior to conversion. The note was funded on January 25, 2019, when the Company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $148,214 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60% of the lowest trading price during the 25 days preceding the note's issuance), which computed to 892,857 shares of 'if-converted' common stock with a redemption value of $223,214 due to $0.25 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $3,875 and $37,053, respectively, while interest expense was $1,845.

(l) On February 5, 2019 the Company issued a convertible promissory note with a face value of $78,000, maturing on February 5, 2020, and a stated interest of 12 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 58% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 8, 2019, when the Company received proceeds of $74,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $149,276 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.15 per share (58% of $0.25 - the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 537,931 shares of 'if-converted' common stock with a redemption value of $227,276 due to $0.42 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $875 and $37,319, respectively, while interest expense was $2,340.

(m) On February 6, 2019 the Company issued a convertible promissory note with a face value of $65,000, maturing on February 6, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 7, 2019, when the Company received proceeds of $56,350, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $107,250 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 433,333 shares of 'if-converted' common stock with a redemption value of $172,250 due to $0.398 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $2,162 and $26,812, respectively, while interest expense was $1,625.

(n) On February 13, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 13, 2022, and a stated interest of 0% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 21, 2019, when the Company received proceeds of $35,900, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $14,100 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $74,800 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 333,333 shares of 'if-converted' common stock with a redemption value of $124,800 due to $0.374 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $1,175 and $6,233, respectively, while interest expense was $0.

(o) On February 14, 2019 the Company issued a convertible promissory note with a face value of $100,000, maturing on February 14, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 15, 2019, when the Company received proceeds of $99,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $140,333 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 666,666 shares of 'if-converted' common stock with a redemption value of $240,333 due to $0.361 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $125 and $35,083, respectively, while interest expense was $2,500.

(p) On February 19, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 19, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $43,200, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $6,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $75,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.30 per share (60% of the lowest trading price during the 20 days preceding the note's issuance), which computed to 277,777 shares of 'if-converted' common stock with a redemption value of $125,000 due to $0.450 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $1,700 and $18,750, respectively, while interest expense was $1,250.

(q) On February 25, 2019, the Company issued a convertible promissory note with a face value of $68,000, maturing on February 25, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 27, 2019, when the Company received proceeds of $64,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,974 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.33 per share (60% of the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 343,174 shares of 'if-converted' common stock with a redemption value of $126,974 due to $0.370 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $875 and $14,744, respectively, while interest expense was $2,040.

(r) On March 14, 2019 the Company issued a convertible promissory note with a face value of $610,000, maturing on March 14, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of shares the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on March 14, 2019, when the Company received proceeds of $557,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $52,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $1,300,101 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (60% of $0.33 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 3,080,808 shares of 'if-converted' common stock with a redemption value of $1,910,101 due to $0.620 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended June 30, 2019, totaled $13,125 and $325,025, respectively, while interest expense was $13,725.

(s) On April 24, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $88,000, maturing on April 24, 2020, and a stated interest of 10.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on April 25, 2019, when the Company received proceeds of $77,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $11,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,666 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.24 per share (60 % of $0.40 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 366,666 shares of 'if-converted' common stock with a redemption value of $146,666 due to $0.400 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $1,986 and $10,593, respectively, while interest expense was $1,589.

(t) On April 26, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $63,000, maturing on April 26, 2020, and a stated interest of 12.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60.00 % of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on April 29, 2019, when the Company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,227 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.23 per share (60 % of $0.39 - the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 272,727 shares of 'if-converted' common stock with a redemption value of $121,227 due to $0.445 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $593 and $9,866, respectively, while interest expense was $1,281

(u) On May 1, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $282,000, maturing on November 01, 2019, and a stated interest of 9.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60.00 % of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on May 1, 2019, when the Company received proceeds of $234,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $47,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $214,748 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.22 per share (60 % of $0.37 - the average of 2 lowest trading day prices during the 20 days preceding the note's issuance), which computed to 1,273,712 shares of 'if-converted' common stock with a redemption value of $496,748 due to $0.39 per share fair market value of the Company's stock on the note's date of issuance. Additionally, the Company issued 361,538 shares of common stock (“Returnable Shares) to the lender as a commitment fee. The Returnable Shares must be returned to the Company if the note is fully repaid and satisfied prior to 180 days from the issue date. As such, the Returnable Shares were valued at $0.38 fair market value on their date of issuance, and their total value of $137,384 has been recorded as a prepaid expense (see Note F). Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $15,569 and $70,390, respectively, while interest expense was $4,160.

(v) On May 7, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $40,000, maturing on May 07, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 25 days prior to conversion. The note was funded on May 9, 2019, when the Company received proceeds of $31,800, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,200 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $27,029 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.22 per share (60 % of $0.37 - the lowest trading price during the 25 days preceding the note's issuance), which computed to 181,159 shares of 'if-converted' common stock with a redemption value of $67,029 due to $0.370 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $1,162 and $3,829, respectively, while interest expense was $567.

(w) On May 16, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $69,300, maturing on May 16, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 17, 2019, when the Company received proceeds of $56,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $12,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.21 per share (60 % of $0.35 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 330,000 shares of 'if-converted' common stock with a redemption value of $118,800 due to $0.360 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $1,310 and $5,068, respectively, while interest expense was $745.

(x) On May 23, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $170,000, maturing on May 23, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on May 24, 2019, when the Company received proceeds of $153,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $17,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,333 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.19 per share (60 % of $0.32 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 885,416 shares of 'if-converted' common stock with a redemption value of $283,333 due to $0.320 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $1,700 and $11,333, respectively, while interest expense was $1,700.

(y) On June 25, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $200,000, maturing on June 25, 2020, and a stated interest of 10.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company's common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on June 25, 2019, when the Company received proceeds of $184,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $204,762 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.08 per share (60 % of $0.14 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 2,380,952 shares of 'if-converted' common stock with a redemption value of $404,762 due to $0.170 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the period ended June 30, 2019, totaled $215 and $2,844, respectively, while interest expense was $278.

Note F – Stockholders' Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 17,393,374 and 16,712,819 shares were issued and outstanding at June 30, 2019 and December 31, 2018 respectively.

Common stock issued during the three months ended June 30, 2019;

On April 3, 2019 the holder of convertible note (c) converted $25,000 in principal and $1,480 of accrued interest into 126,092 shares of common stock at a price of $.21 per share. On June 28, 2019, the same investor converted $15,000 in principal and $1,205 in accrued interest into 192,925 shares of common stock at a price of $.084 per share.

The Company issued 361,538 shares of common stock (“Returnable Shares) to the holder of convertible note (u) (see Note C) as a commitment fee at a price of $.38 per share. The Returnable Shares must be returned to the Company if the note is fully repaid and satisfied prior to 180 days from the issue date.

All other issuance of common stock have been previously disclosed.

Warrants

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

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value
Series A (expired)	$.275	$.55	.75	.54%	$.1168	181,818	$21,249
Series B (expired)	$.275	$.1.10	1.75	.69%	$.1639	181,818	$29,817
Series C (expired)	$.275	$2.20	1.75	.85%	$.1912	181,818	$34,767
Total							$85,833

During May and June 2018, various Series B warrant holders elected to exercise their warrants prior to their June 30, 2018 expiration. As such, the Company issued 19,636 shares of common stock at $1.10 per share for $21,600. The Series C warrants expired on June 30, 2019. There are currently no outstanding warrants.

The following table represents the warrant activity for the periods presented;

Number of Warrants

Balance, December 31, 2017	545,454
Granted	(19,636)
(Exercised)	(162,182)
(Forfeited/expired)	(181,818)
Balance, December 31, 2018	181,818
Granted	-
(Exercised)	-
(Forfeited/expired)	(181,818)
Balance, June 30, 2019	-

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock.  Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.  As of June 30, 2019, and December 31, 2018, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding.  These 240,000 Series B shares are convertible into 10,909 common shares.

Note G– Material Agreements

1. On May 26, 2019 the Company entered into an agreement with Aska Electronics Co., Ltd of China. Aska is a manufacturer of Bluetooth headphones, sport earbuds and associated listening devices and provides its products as an OEM and as an ODM for projects worldwide.

Under the Agreement:

●
Aska will provide its design and manufacturing services for the Company’s customers.

●
the Company will provide branding, sales and distribution services for existing and newly developed products that Aska manufactures for sale in the North American market;

●
the Company will pay a sales commission to Aska equal to 98% of the revenues received from the sales to Aska’s existing clients in North America in which revenue from those clients was approximately $13, 922,000 (unaudited), and

●
Aska will receive 700,000 shares of the Company’s Series I preferred stock, Each Preferred Share is convertible into one share of the Company’s common stock.

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

A “leak out provision” was established such that Aska may not sell more than 100,000 shares per month.

As of the date of this report the Company has not generated any revenue related to this transaction and no shares have been issued.

 2.
The Company signed a Strategic Partnership and Manufacturing Aagreement with manufacturer and exporter Shenzhen Ferex Electrical Co., Ltd of China to manufacture and supply electrical components and systems at the end of 2018. The Company began offering design, engineering and manufacturing services to its customers in the beginning of 2019. Currently, the Company has a manufacturing contract to provide these services with AfterMaster Audio Labs regarding two new products, subject to certain financing requirements. As of the date of this filing the Company has not generated any revenue related to this transaction and no shares have been issued.

Note H – Subsequent Events

On July 10, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $63,000, maturing on July 10, 2020, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company's common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on July 10, 2019, when the company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $42,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.08 per share (60 % of $0.13 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 801,526 shares of 'if converted' common stock with a redemption value of $105,000 due to $0.131 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

On July 15, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $75,000, maturing on July 15, 2020, and a stated interest of 12.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company's common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on July 15, 2019, when the company received proceeds of $67,000, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $60,496 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.08 per share (60 % of $0.13 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 954,198 shares of 'if converted' common stock with a redemption value of $135,496 due to $0.142 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

On July 19, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $69,300, maturing on July 19, 2020, and a stated interest of 9.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company's common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on July 19, 2019, when the company received proceeds of $59,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $9,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $46,200 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.07 per share (60 % of $0.12 - the lowest trading price during the 20 days preceding the note's issuance), which computed to 962,500 shares of 'if converted' common stock with a redemption value of $115,500 due to $0.120 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

On August 07, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $88,000, maturing on August 07, 2020, and a stated interest of 12.00 % to a third-party investor. The note is convertible at any time after 0 months of the funding of the note into a variable number of the company's common stock, based on a conversion rate of 100 % of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on August 08, 2019, when the company received proceeds of $84,500, after disbursements for the lender's transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $25,406 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.06 per share (100 % of $0.06 - the average of 2 lowest trading day prices during the 15 days preceding the note's issuance), which computed to 1,419,354 shares of 'if-converted' common stock with a redemption value of $113,406 due to $0.080 per share fair market value of the Company's stock on the note's date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.
On August 5, 2019, we repaid Convertible Note (m) in the principal amount of $65,000, plus $3,205 in accrued interest and $27,283 in prepayment penalties.

On August 7, 2019, we repaid Convertible Note (l) in the principal amount of $78,000, plus $3,205 in accrued interest and $34,366 in prepayment penalties.

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

The Company empowers business innovation as a solutions provider developing stand-alone digital and enterprise software products to capitalize on niche opportunities within a specific market. The Company leverages a proprietary Intelligent Solution Platform combining leading third-party technologies with existing data and systems to deliver a turnkey specialized Business Process as a Service (BPaaS).

The Company’s products are tailored specifically to targeted industries that can be integrated with multiple software applications for large enterprises, affiliate networks and franchise operators as comprehensive, managed, bundled solutions. The Company’s services include product design, engineering and OEM manufacturing of hardware products and licensing and distribution of third-party proprietary software and hardware from a host of Strategic Partners. This business model provides a “one-stop-shop” for our customers.

 We maintain a small core group of employees and outsource most of our Product Development, Product Maintenance, Sales & Marketing, Accounting, Investor Relations, Legal, and Project Management services. We feel this approach is more cost-effective, provides greater flexibility, and resources can be applied quickly to specific projects and tasks as needed.

We launched our field testing of various products and services in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in March of 2018 throughout the United States.  The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry.  As of June 30, 2019, we had delivered approximately 1,115 digital signage controllers to individual auto care collision centers in the Assured Performance Network nationwide.

We expanded the functionality of our digital signage product to include SMS Messaging and have field tested it at live events, weddings and in audiological clinic lobbies as a digital delivery system in the same way the auto care collisions have used it. These additional features should help to attract potential advertisers as networks are built out,

In order to market to these niche markets, the Company is currently undergoing a rebranding all its products; and anticipates completion and marketing of these products in third quarter of 2019.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate any business, on the internet.

We have developed an enterprise software product (“Convertible Note Disclosure Report”) that provides initial calculations for investments made in public companies using convertible debt. The product is currently being Beta tested. Having completed our first phase, this product will become one of a number of modules that will eventually be expanded to include the tracking and issuance of all equity (common stock, preferred stock, warrants & options), debt rolled up, equity rolled up, basic and weighted averages of shares outstanding and other types of tables and information that that are necessary for financial disclosures. When complete, this system will provide for the management and reporting of the financial information necessary to complete a Consolidate Financial Statement when combined with existing everyday accounting software for public and private companies, third parties and auditors. We are unaware of any system that is as comprehensive in nature of what is being developed in the marketplace today. the Company is projecting release of the complete system in late 3rd quarter or 4th quarter 2019.

Contractual Obligations

ASKA Electronics, Ltd. Contract:

On May 26, 2019 the Company entered into an agreement with Aska Electronics Co., Ltd of China. Aska is a manufacturer of Bluetooth headphones, sport earbuds and associated listening devices and provides its products as an OEM and as an ODM for projects worldwide.

Under the Agreement:

●
Aska will provide its design and manufacturing services for the Company’s customers.

●
the Company will provide branding, sales and distribution services for existing and newly developed products that Aska manufactures for sale in the North American market;

●
the Company will pay a sales commission to Aska equal to 98% of the revenues received from the sales to Aska’s existing clients in North America which was $13,922,000 unaudited in 2018, and

●
Aska will receive 700,000 shares of the Company’s Series I preferred stock,

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

A “leak out provision” was established such that Aska may not sell more than 100,000 shares per month. The May 26, 2019 agreement replaces the January 14, 2019 agreement between the Company and Aska.

Shenzhen Ferex Electrical Co. Ltd

We signed a Strategic Partnership Agreement with manufacturer and exporter Shenzhen Ferex Electrical Co., Ltd of China to manufacture and supply electrical components and systems at the end of last year. We began offering design, engineering and manufacturing services to our customers in the beginning of 2019. Currently, we have a manufacturing contract to provide these services with AfterMaster Audio Labs regarding two new products. This agreement is subject to certain financing requirements. As of the date of this filing we have not generated any revenue related to this transaction.

There were no other material changes to our contracts not previously reported.

Results of Operations

During the three months ended June 30, 2019 and 2018, we had revenues of $21,066 and $71,267, respectively. The related cost of sales for the three months ended June 30, 2019 and 2018 was $15,272 and $43,685, respectively. The decrease in revenue was the result renewal fees for our digital signage service which were lower than the initial cost of the control boxes and service for our digital signage product to a network of certified auto care collision centers in the United States during 2018. We also deferred $45,358 and $0 of our digital signage renewal revenue to future periods as of June 30, 2019 and December 31, 2018, respectively. Similarly, our cost of sales decreased as the renewal costs were lower than the initial cost. As a result, gross margin for the three months ended June 30, 2019 decreased to $5,794 from $27,582 during the same period during 2018. Our general and administrative expenses totaled $304,403 and $203,145 for the three months ended June 30, 2019 and 2018, respectively, and consisted primarily of officer wages, outsourced services, and professional fees.  The increase in general and administrative expenses was primarily the result of increased marketing and investor relations expenses. Interest expense was $446,383 and $69,079 during the three months ended June 30, 2019 and 2018, respectively.  The increase during 2019 was due to an increased number of convertible notes payable, the amortization of debt discounts, pre-payment penalties and extension fees that we classified as interest expense.

During the six months ended June 30, 2019 and 2018, we had revenues of $29,391 and $115,244, respectively. The related cost of sales for the six months ended June 30, 2019 and 2018 was $26,110 and $73,924, respectively. The decrease in revenue was the result of renewal fees for our digital signage service which were lower than the initial cost of the control boxes and service for our digital signage product to a network of certified auto care collision centers in the United States during 2018. We also deferred $45,358 and $0 of our digital signage renewal revenue to future periods as of June 30, 2019 and December 31, 2018, respectively. Similarly, our cost of sales decreased as the renewal costs were lower than the initial cost. As a result, gross margin for the six months ended June 30, 2019 decreased to $3,28 from $41,320 during the same period during 2018. Our general and administrative expenses totaled $652,152 and $385,585 for the six months ended June 30, 2019 and 2018, respectively, and consisted primarily of officer wages, outsourced services, and professional fees.  The increase in general and administrative expenses was primarily the result of increased marketing and investor relations expenses. Interest expense was $696,535 and $144,213 during the six months ended June 30, 2019 and 2018, respectively.  The increase during 2019 was due to an increased number of convertible notes payable, the amortization of debt discounts, pre-payment penalties and extension fees that we classified as interest expense. The Company chose to repay certain convertible notes with cash and incur significant prepayment penalties rather than converting the convertible debt into stock at a discounted rate thus reducing the dilution of the outstanding shares of stock.

Liquidity and Capital Resources

Our primary sources and (uses) of cash for the six months ended June 30, 2019 and 2018 were:

	June 30, 2019	June 30, 2018

Cash (used in) operations	$(1,329,905)	$(433,137)
Proceeds from convertible notes payable	$1,981,550	$419,050
Payments on convertible notes payable	$(608,000)	$(22,486)
Proceeds from sale of common stock and exercise of warrants	$-	$82,625

See Note B to the June 30, 2019 financial statements included as part of this report, for a description of our significant accounting policies.

See Note E to the June 30, 2019 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

Off-Balance Sheet Arrangements

None.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a "smaller reporting company."

Item 4.     Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2109, our disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.     Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A.   Risk Factors.

See the Going Concern statement listed in NoteA to the accompanying financial statements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2019, the holder of aconvertible note (see Note E (c) to the accompanying financial statements) converted $25,000 in principal and $1,480 of accrued interest into 126,092 shares of common stock at a price of $.21 per share. On June 28, 2019, the same investor converted $15,000 in principal and $1,205 in accrued interest into 192,925 shares of common stock at a price of $.084 per share.

On May 5, 2019, the company issued 361,538 shares of common stock (“Returnable Shares) to the holder of a convertible note (see Note E(u) to the accompanying financial statements) as a commitment fee at a price of $.38 per share for total value of $137,384. The Returnable Shares must be returned to the Company if the note is fully repaid and satisfied prior to 180 days from the issue date.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these securities.

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

ADVANTEGO CORPORATION

August 14, 2019	By:	/s/ Robert W. Ferguson
Robert W. Ferguson, Principal Executive Officer

August 14, 2019	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial Officer