Form 10-Q
period 2019-09-30
Advantego Corp
filed 2019-11-19
CIK 869531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2019

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

(949) 627-8977

(Issuer’s telephone number, including area code)

(Former name or former address if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:114,099,763 shares of common stock as of November 11, 2019.

Advantego Corporation

Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$19,368	$91,643
Accounts receivable	86,710	25,400
Inventory	18,210	6,499
Deferred costs	7,889	-
Prepaid expenses	149,250	7,608
Total current assets	281,427	131,150

OTHER ASSETS
Deferred offering costs	64,236	64,236
Pre-production costs	148,000	-
Total other assets	212,236	64,236

Total Assets	$493,663	$195,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$249,839	$255,250
Accounts payable	38,288	16,142
Deferred revenue	46,958	-
Accrued interest, convertible notes payable	106,503	28,964
Convertible notes payable (net of unamortized debt discounts of $140,877 and $124,563 and unamortized debt premium of $1,477,334 and $504,386 respectively)	3,939,153	1,355,823
Total current liabilities	4,380,741	1,656,179
Total Liabilities	$4,380,741	$1,656,179

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 2,000,000,000 authorized; 33,384,036 and 16,712,819 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,338	1,671
Additional paid-in capital	(135,231)	567,738
Accumulated (deficit)	(3,757,585)	(2,032,602)
Total stockholders’ equity (deficit)	(3,887,078)	(1,460,793)
Total Liabilities and Stockholders’ Equity (Deficit)	$493,663	$195,386

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Advantego Corporation

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

REVENUES
Sales	$55,114	45,981	$84,505	161,225
Cost of Sales	(17,644)	(28,890)	(43,754)	(102,814)
Gross Margin	37,470	17,091	40,751	58,411

OPERATING EXPENSES
General and administrative	181,679	243,324	833,832	628,909

Total operating expenses	181,679	243,324	833,832	628,909

OPERATING (LOSS)	(144,209)	(226,233)	(793,081)	(570,498)

OTHER INCOME (EXPENSE)
Interest expense	(235,367)	(71,744)	(931,902)	(215,957)

Total other (expense)	(235,367)	(71,744)	(931,902)	(215,957)

Loss before income taxes	(379,576)	(297,977)	(1,724,983)	(786,455)
Income taxes	-	-	-	-
NET LOSS	(379,576)	(297,977)	(1,724,983)	(786,455)

Basic and diluted (loss) per share	$(0.02)	$(0.02)	$(0.10)	$(0.05)
Weighted average shares outstanding - basic	19,744,729	16,520,092	17,727,171	16,020,771

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Advantego Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

Three Months Ended September 30, 2019

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at June 30, 2019	240,000	$2,400	17,393,374	$1,739	$(854,260)	$(3,378,009)	$(4,228,130)

Shares issued for conversion of notes payable	-	-	15,186,753	1,519	89,385	-	90,904

Shares issued for accrued interest	-	-	803,909	80	3,260	-	3,340

Debt premium on convertible notes	-	-	-	-	(316,373)	-	(316,373)

Amortization of debt premium	-	-	-	-	942,757	-	942,757

Net loss	-	-	-	-	-	(379,576)	(379,576)

Balance at September 30, 2019	240,000	$2,400	33,384,036	$3,338	$(135,231)	$(3,757,585)	$(3,887,078)

Three Months Ended September 30, 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at June 30, 2018	240,000	$2,400	16,520,092	$1,652	$589,428	$(1,267,740)	$(664,261)

Debt premium on convertible notes	-	-	-	-	(531,118)	-	(531,118)

Amortization of debt premium	-	-	-	-	264,726	-	264,726

Net loss	-	-	-	-	-	(297,977)	(297,977)
Balance at September 30, 2018	240,000	$2,400	16,520,092	$1,652	$323,036	$(1,565,717)	$(1,228,630)

Nine Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2018	240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

Shares issued for conversion of notes payable	-	-	15,484,371	1,549	129,355	-	130,904

Shares issued for accrued interest	-	-	825,308	82	5,943	-	6,025

Returnable shares issued	-	-	361,538	36	137,348	-	137,384

Debt premium on convertible notes	-	-	-	-	(3,366,586)	-	(3,366,586)

Amortization of debt premium	-	-	-	-	2,390,971	-	2,390,971

Net loss	-	-	-	-	-	(1,724,983)	(1,724,983)

Balance at September 30, 2019	240,000	$2,400	33,384,036	$3,338	$(135,231)	$(3,757,585)	$(3,887,078)

Nine Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	240,000	$2,400	14,664,718	$1,466	$163,707	$(779,262)	$(611,689)

Shares issued for cash and exercise of warrants	-	-	130,591	13	82,612	-	82,625

Shares issued for conversion of notes payable	-	-	1,166,469	116	427,659	-	427,775

Shares issued for conversion of notes payable -related party	-	-	289,417	29	79,561	-	79,590

Shares issued for accrued interest	-	-	35,781	4	13,831	-	13,835

Shares issued for accrued interest - related party	-	-	99,953	10	27,477	-	27,487

Shares issued for accrued officer wages	-	-	95,890	10	38,490	-	38,500

Shares issued for accrued expenses	-	-	17,273	19	13,816	-	13,818

Shares issued to secure line of credit	-	-	20,000	2	14,998	-	15,000

Debt premium on convertible notes	-	-	-	-	(1,142,215)	-	(1,142,215)

Amortization of debt premium	-	-	-	-	582,841	-	582,841

Deferred offering costs	-	-	-	-	14,236	-	14,236

Forgiveness of related party debt	-	-	-	-	6,022	-	6,022

Net loss	-	-	-	-	-	(786,455)	(786,455)
Balance at September 30, 2018	240,000	$2,400	16,520,092	$1,671	$323,035	$(1,565,717)	$(1,238,630)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

Advantego Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,724,983)	$(786,455)
Adjustments to reconcile net loss to cash used by operating activities
Amortization of debt discount	263,036	168,854
Amortization of consulting services prepaid with common stock	-	13,818
Changes in operating assets and liabilities
(Increase) in accounts receivable	(61,310)	(10,800)
(Increase) in prepaid expenses	(4,258)	(10,726)
(Increase) in pre-production costs	(148,000)	-
(Increase) in deferred costs	(7,889)	-
(Increase) decrease in inventory	(11,711)	(18,498)
Increase (decrease) in accounts payable	(100,321)	31,044
Increase (decrease) in deferred revenue	46,958	(4,215)
Decrease in accounts payable - related parties	(5,411)	(90,715)
Increase in accrued interest, convertible notes payable -related parties	-	2,781
Increase in accrued interest, convertible notes payable	83,564	11,882

Net cash flows (used by) operating activities	(1,670,325)	(693,030)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	-	82,625
Proceeds from convertible notes payable	2,349,050	902,700
Principal payments on convertible notes payable	(751,000)	(145,486)

Net cash flows provided by financing activities	(1,598,050)	839,839

NET CHANGE IN CASH	(72,275)	146,809

CASH - BEGINNING OF PERIOD	91,643	37,041
CASH - END OF PERIOD	$19,368	$183,850

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$130,904	$427,775
Conversion of convertible notes payable - related parties into common stock	$-	$79,590
Conversion of accrued interest, convertible notes payable into common stock	$6,025	$13,835
Conversion of accrued interest, convertible notes payable-related parties into common stock	$-	$27,487
Conversion of officer wages payable into common stock	$-	$38,500
Issuance of common stock for accrued expenses	$-	$13,818
Issuance of common stock for a finder’s fee	$-	$15,000
Issuance of convertible note payable to secure line of credit	$-	$50,000
Common stock subscribed	$-	$64,236
Recording of premium on convertible debt at stock redemption value	$3,366,586	$1,142,215
Amortization to additional paid in capital of premium on convertible notes payable	$2,390,971	$582,841
Debt discounts on issuance of convertible notes payable	$279,350	$318,115
Forgiveness of related party debt	$-	$6,022
Returnable shares issued	$137,348	$-

Cash paid for
Interest	$657,239	$32,034
Income taxes	-	-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

The Company has been developing a proprietary software system that helps publicly traded company increase the efficiency of consolidating accounting and financial information for reporting to SEC. Certain modules are complete and are available to the public on a stand-alone basis. The system is targeted to be fully completed in first quarter 2020.

The Company has a number of Strategic Partners with proprietary technology that the Company uses and distributes as part of its product lines of services and solutions. The Company offers a variety of these as stand-alone products tailored specifically to targeted industries as well as combining these with multiple software applications for large enterprises, affiliate networks and franchise operators delivering comprehensive, all-inclusive, managed bundled solutions.

The Company began Product Design, Engineering and Manufacturing services beginning in first quarter of 2019 and are finalizing completion of working prototypes for specific products in the audiological market. The Company expects revenue to begin from this investment in first quarter 2020. The Company also licenses Intellectual Property from its vast library of Strategic Partners for current and future projects.

Basis of Presentation

The accompanying unaudited financial statements represent the consolidated operations of Advantego and Advantego Technologies, Inc., collectively “the Company,” “we,” “us,” as the consolidated entity, with all intercompany transactions eliminated.

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

In the opinion of management, the accompanying financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of September 30, 2019 and the results of its operations for the nine months then ended. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Going Concern

The consolidated financial statements in this report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized, and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations, has accumulated losses of $3,757,585 since its inception through September 30, 2019 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Though the Company’s line of business involves proven technologies, the Company can offer no assurances that it will be able to obtain adequate financing to implement its business plan and remain a going concern

Note B – Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with accounting standard ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company’s financial instruments consist of cash, accounts payable, and convertible notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of convertible notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000. Our management believes that the financial institutions are financially sound, and the risk of loss is low. Our cash balances did not exceed federally insured limits at September 30, 2019 or December 31, 2018.

All of the Company’s revenues during the three and nine months ended September 30, 2019 and 2018 and 100% of the accounts receivable at September 30, 2019 and December 31, 2018 were with one customer. This customer is a certifier of automobile collision repair shops, which distributes the Company’s products to the repair shops in its network.

Cash and Cash Equivalents

For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents. The Company has no cash equivalents at September 30, 2019 or December 31, 2018.

Inventory

The Company’s inventory consists of finished good controller boxes that the Company configures with digital signage software upon customer order. Inventory is stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. No reserve was considered necessary for slow moving or obsolete inventory at September 30, 2019 or December 31, 2018.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,” Revenue from Contracts with Customers” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company generates revenue from online directory and digital signage components of its ongoing licensing services it provides to third parties. Revenue from online directory services are recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage control boxes is recognized at the time of sale and renewal fees are amortized over the term of the renewal, ranging from one to twelve months. The Company recognized $1,610 and $4,781 in online listing sales during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $1,829 and $17,532 in online listing sales during the nine months ended September 30, 2019 and 2018, respectively. The Company recognized $53,504 and $41,200 in digital signage sales during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $82,676 and $143,693 in digital signage sales during the nine months ended September 30, 2019 and 2018, respectively

As of September 30, 2019 and December 31, 2018, $46,958 and $0, respectively, of digital signage license renewals sales were deferred to future periods. As of September 30, 2019, and December 31, 2018, $7,889 and $0, respectively, of digital signage license renewals costs were deferred to future periods.

The Company recognized $544 and $2,164 in cost of sales for online listing sales during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $6,521 and $8,115 in cost of sales on online listing sales during the nine months ended September 30, 2019 and 2018, respectively. The Company recognized $17,100 and $26,726 in cost of sales on digital signage sales during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $37,233 and $94,699 in cost of sales on digital signage sales during the nine months ended September 30, 2019 and 2018, respectively.

Management determined no allowance for doubtful accounts was necessary at September 30, 2019 or December 31, 2018.

Stock Based Compensation

We measure stock-based compensation cost relative to the estimated fair value of the awards on the grant date. We recognize the cost as the awards vest.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the net income (loss) divided by the weighted average number of shares outstanding during each period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart. During the three and nine months ended September 30, 2019 and 2018, the inclusion of these common stock equivalents on the consolidated statement of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Basic weighted average shares outstanding	19,744,729	16,520,092	17,727,171	16,020,771
Convertible debt	20,339,402	1,717,856	10,640,995	635,857
Series B preferred stock	10,909	10,909	10,909	10,909
Warrants	-	181,818	-	181,818
Fully diluted weighted average shares outstanding	40,095,040	18,430,675	28,379,075	16,849,335

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

Note C – Prepaid Expenses

The Company has capitalized certain expenses as prepaid expenses. These include rent and vendor deposits, and prepaid insurance. Additionally, we have classified $137,384 as a prepaid expense for Returnable Shares issued as a commitment fee on a convertible note (See Note E(u)). Total prepaid expenses at September 30, 2019 and December 31, 2018, are as follows;

	September 30, 2019	December 31, 2018
Prepaid Insurance	$6,712	$3,845
Deposits	5,154	3,763
Returnable Shares	137,384	-
Total	$149,250	$7,608

Note D – Pre-Production Costs

	September 30, 2019	December 31, 2018
Engineering, Pre-Production Costs (new products)*	85,000	-
Software Development (new products)**	63,000	-
Total	$148,000	$-

*We are capitalizing pre-production costs in accordance with ASC 340-10. Development costs will be amortized on a per unit basis over the life of the product once we begin selling the product.

**We have begun capitalizing software development costs during the nine months ended September 30, 2019 in accordance with ASC 985.

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

Note E – Convertible Notes Payable

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at September 30, 2019 and December 31, 2018 as follows:

	September 30, 2019						December 31, 2018
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest
(a)	$75,000	$-	$-	$75,000	$3,000	$75,000	$(33,599)	$56,250	$97,651	$1,134
(b)	-	-	-	-	-	50,000	-	-	50,000	2,713
(c)	65,850	-	-	65,850	6,950	125,000	(11,250)	68,072	181,822	4,500
(d)	-	-	-	-	-	63,000	(4,980)	34,308	92,328	2,016
(e)	-	-	-	-	-	65,000	(5,214)	35,561	95,347	2,582
(f)	-	-	-	-	-	125,000	(12,003)	58,829	171,826	5,417
(g)	-	-	-	-	-	150,000	(13,978)	70,023	206,045	6,700
(h)	-	-	-	-	-	50,000	(5,597)	35,401	79,804	1,111
(i)	273,000	(5,317)	20,451	288,134	8,572	273,000	(37,942)	145,942	381,000	2,791
(j)	-	-	-	-	-	-	-	-	-	-
(k)	70,826	(6,243)	59,697	124,280	4,449	-	-	-	-	-
(l)	-	-	-	-	-	-	-	-	-	-
(m)	-	-	-	-	-	-	-	-	-	-
(n)	27,100	(11,241)	59,632	75,491	-	-	-	-	-	-
(o)	100,000	(187)	52,625	152,438	6,250	-	-	-	-	-
(p)	40,820	(2,682)	29,583	67,721	3,028	-	-	-	-	-
(q)	32,500	(1,429)	24,081	55,152	4,828	-	-	-	-	-
(r)	610,000	(23,917)	592,268	1,178,351	29,890	-	-	-	-	-
(s)	88,000	(6,264)	33,407	115,143	3,789
(t)	63,000	(2,032)	33,804	94,772	3,171
(u)	282,000	(8,181)	36,984	310,803	10,504
(v)	40,000	(4,988)	16,443	51,455	1,567
(w)	69,300	(8,747)	33,825	94,378	2,304
(x)	170,000	(11,050)	73,667	232,617	5,950
(y)	200,000	(11,410)	150,727	339,317	5,278
(z)	63,000	(5,164)	33,367	91,203	1,036
(aa)	75,000	(10,174)	49,237	114,063	1,675
(bb)	69,300	(11,308)	37,858	95,850	1,126
(cc)	100,000	(7,550)	55,926	148,376	1,611
(dd)	88,000	(2,994)	86,420	171,426	1,525
Totals	$2,602,696	$(143,545)	$1,480,002	$3,939,153	$106,503	$976,000	$(124,563)	$504,386	$1,355,823	$28,964

Each individual note is described below and debt discount amortization, debt premium amortization and interest expense for the three-month period ended September 30, 2019 is disclosed. Debt discount amortization for the nine month period ended September 30, 2019 and 2018 was $260,368 and $64,236 respectively while debt premium amortization for these same nine month periods was $2,390,970 and $582,841 respectively and interest expense for the same nine month periods was $732,325 and $71,744 respectively.

(a) On May 15, 2018, the Company entered into an uncollateralized note payable with an unaffiliated investor in the amount of $75,000. The note carries an interest rate of 12% and matures on November 15, 2019. The note and accrued interest, or any portion thereof, are convertible at the option of the lender, into the Company’s common stock at a rate of 60% of the lowest market trading price per share during the 20 days preceding conversion. At the note’s inception, there was an original issue discount of $3,750 a transaction fee of $2,000, and a finder’s fee of $5,500, which in the aggregate resulted in a total discount of $11,250 to be amortized to interest expense over the life of the note, and net proceeds received by the Company of $63,750. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $150,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $.51 per share (60% of the $.85 lowest trading price during the 20 days preceding the note’s issuance), which computed to 126,000 shares of “if-converted” common stock with a redemption value of $192,780 due to $1.53 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. On April 24, 2019, the maturity date on the note was extended until May 15, 2020 and the redemption date was extended to November 15, 2019 in exchange for a $38,188 cash payment. Debt discount and premium amortizations for the three months ended September 30, 2019 totaled $0 and $0, respectively, while interest expense was $2,250.

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

(c) On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,250, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $18,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $1,875 and $11,345, respectively, while interest expense was $1,912. On August 19, 2019 the investor converted $11,000 in principal and $1,025 in accrued interest into 447,154 and 41,677 shares of common stock respectively at a price of $.0246 per share. On September 10, 2019, the investor converted $5,000 in principal and $493 in accrued interest into 915,525 shares of common stock at a price of $.006 per share. On September 24, 2019 the investor converted $3,150 in principal and $321 in accrued interest into 964,322 shares of common stock at a price of $.0036 per share.

(d) On August 2, 2018 the Company issued a convertible promissory note with a face value of $63,000, maturing on August 2, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the company received proceeds of $54,700, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,300 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $57,181 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 253,012 shares of “if-converted” common stock with a redemption value of $120,181 due to $0.475 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on March 25, 2019.

(e) On August 2, 2018 the Company issued a convertible promissory note with a face value of $65,000, maturing on August 2, 2019, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 7, 2018, when the Company received proceeds of $56,350, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,996 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 261,044 shares of “if-converted” common stock with a redemption value of $123,996 due to $0.475 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on February 1, 2019.

(f) On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on May 2, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 20, 2018, when the Company received proceeds of $101,850, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $23,150 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on February 22, 2019.

(g) On August 9, 2018 the Company issued a convertible promissory note with a face value of $150,000, maturing on May 9, 2019, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on August 16, 2018, when the Company received proceeds of $122,250, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $139,017 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.43 per share (60% of the average of 2 lowest trading day prices during the 20 days preceding the note’s issuance), which computed to 578,034 shares of “if-converted” common stock with a redemption value of $289,017 due to $0.50 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on April 5, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $4,728 and $23,684, respectively, while interest expense was $95,061 of which $94,529 was for pre-payment penalties.

(h) On September 17, 2018 the Company issued a convertible promissory note with a face value of $50,000, maturing on September 17, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 61% of the lowest trading price for the 20 days prior to conversion. The note was funded on September 20, 2018, when the Company received proceeds of $42,250, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $7,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,016 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.50 per share (61% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 163,934 shares of “if-converted” common stock with a redemption value of $99,016 due to $0.604 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on May15, 2019. The remaining debt discount and debt premium was fully amortized at the time of the payoff in the amount of $3,660 and $23,146, respectively, while interest expense was $25,056 of which $25,000 was for pre-payment penalties.

(i) On November 14, 2018 the Company issued a convertible promissory note with a face value of $273,000, maturing on November 14, 2019, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 62% of the lowest trading price for the 20 days prior to conversion. The note was funded on November 14, 2018, when the Company received proceeds of $250,000, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $43,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $167,323 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.40 per share (62% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 668,004 shares of “if-converted” common stock with a redemption value of $440,323 due to $0.64 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $10,875 and $41,831, respectively, while interest expense was $5,460. On May 8, 2019, exchange for $120,181 in cash, the investor extended the maturity date of the note to March 15, 2020. This payment consisted of $109,582 in extension fees that were classified as an interest expense.

(j) On January 3, 2019 the Company issued a convertible promissory note with a face value of $105,000, maturing on January 3, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on January 7, 2019, when the Company received proceeds of $91,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $13,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $270,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60 % of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $375,000 due to $0.30 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. This note (including accrued interest) was paid in full on June 26, 2019.

(k) On January 17, 2019 the Company issued a convertible promissory note with a face value of $75,000, maturing on January 17, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 25 days prior to conversion. The note was funded on January 25, 2019, when the Company received proceeds of $59,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $148,214 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60% of the lowest trading price during the 25 days preceding the note’s issuance), which computed to 892,857 shares of ‘if-converted’ common stock with a redemption value of $223,214 due to $0.25 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $3,875 and $37,054, respectively, while interest expense was $4,875. On September 17, 2019, the investor converted $2,400 of principal and $750 in loan fees into 761,905 and 238,095 shares of common stock respectively at a price of $.00315 per share. On September 24, 2019, the investor converted $1,774 of principal and $750 of loan fees into 844,857 and 357,143 shares of common stock respectively at a price of $.0021 per share.

(l) On February 5, 2019 the Company issued a convertible promissory note with a face value of $78,000, maturing on February 5, 2020, and a stated interest of 12 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 58% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 8, 2019, when the Company received proceeds of $74,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $149,276 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.15 per share (58% of $0.25 - the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 537,931 shares of ‘if-converted’ common stock with a redemption value of $227,276 due to $0.42 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $2,119 and $90,395, respectively, while interest expense was $37,662. On August 7, 2019, the principal amount of this amount of this note plus $37,662 in accrued interest and penalty interest was paid in cash.

(m) On February 6, 2019 the Company issued a convertible promissory note with a face value of $65,000, maturing on February 6, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 7, 2019, when the Company received proceeds of $56,350, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $107,250 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 433,333 shares of ‘if-converted’ common stock with a redemption value of $172,250 due to $0.398 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $5,214 and $64,648, respectively, while interest expense was $30,388. On August 2, 2019, the principal amount of this amount of this note plus $30,088 in accrued interest and penalty interest was paid in cash.

(n) On February 13, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 13, 2022, and a stated interest of 0% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 21, 2019, when the Company received proceeds of $35,900, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $14,100 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $74,800 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 333,333 shares of ‘if-converted’ common stock with a redemption value of $124,800 due to $0.374 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $1,175 and $6,233, respectively, while interest expense was $0. On August 21, 2019, the investor converted $22,900 of principal into 609,756 shares of common stock at a price of $.0246 per share. On September 17, 2019, the investor converted $4,500 of principal into 1,000,000 shares of common stock at a price of $.0045 per share. On September 23, 2019, the investor converted $3,400 of principal into 1,333,333 shares of common stock at a price of $.003 per share.

(o) On February 14, 2019 the Company issued a convertible promissory note with a face value of $100,000, maturing on February 14, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 15, 2019, when the Company received proceeds of $99,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $140,333 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 666,666 shares of ‘if-converted’ common stock with a redemption value of $240,333 due to $0.361 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $125 and $$35,083, respectively, while interest expense was $2,500.

(p) On February 19, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 19, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $43,200, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $6,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $75,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.30 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 277,777 shares of ‘if-converted’ common stock with a redemption value of $125,000 due to $0.450 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $1,700 and $18,750, respectively, while interest expense was $1,250. On September 19, 2019, the investor converted $4,860 of principal into 900,000 shares of common stock at a price of $.0054 per share. On September 24, 2019, the investor converted $4,320 of principal into 1,200,000 shares of common stock at a price of $.006 per share.

(q) On February 25, 2019, the Company issued a convertible promissory note with a face value of $68,000, maturing on February 25, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 27, 2019, when the Company received proceeds of $64,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,974 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.33 per share (60% of the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 343,174 shares of ‘if-converted’ common stock with a redemption value of $126,974 due to $0.370 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $875 and $14,744, respectively, while interest expense was $4,828. On August 27, 2019, the investor converted $10,000 of principal into 666,667 shares of common stock at a price of $.015 per share. On September 23, 2019, the investor converted $4,100 of principal into 953,488 shares of common stock at a price of $.0043 per share. On September 24, 2019, the investor converted $5,400 of principal into 1,255,814 shares of common stock at a price of $.0043 per share. On September 25, 2019, the investor converted $5,400 of principal into 1,255,814 shares of common stock at a price of $.0043 per share. On September 25, 2019, the investor converted $5,400 of principal into 1,255,814 shares of common stock at a price of $.0043 per share. On September 27, 2019, the investor converted $5,200 of principal into 1,238,095 shares of common stock at a price of $.0042 per share.

(r) On March 14, 2019 the Company issued a convertible promissory note with a face value of $610,000, maturing on March 14, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of shares the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on March 14, 2019, when the Company received proceeds of $557,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $52,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $1,300,101 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (60% of $0.33 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 3,080,808 shares of ‘if-converted’ common stock with a redemption value of $1,910,101 due to $0.620 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $13,125 and $325,025, respectively, while interest expense was $13,725.

(s) On April 24, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $88,000, maturing on April 24, 2020, and a stated interest of 10.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on April 25, 2019, when the Company received proceeds of $77,000, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $11,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,666 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.24 per share (60 % of $0.40 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 366,666 shares of ‘if-converted’ common stock with a redemption value of $146,666 due to $0.400 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $2,750 and $14,667, respectively, while interest expense was $2,200.

(t) On April 26, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $63,000, maturing on April 26, 2020, and a stated interest of 12.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60.00 % of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on April 29, 2019, when the Company received proceeds of $59,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,227 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.23 per share (60 % of $0.39 - the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 272,727 shares of ‘if-converted’ common stock with a redemption value of $121,227 due to $0.445 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $875 and $14,557, respectively, while interest expense was $1,890.

(u) On May 1, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $282,000, maturing on November 01, 2019, and a stated interest of 9.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60.00 % of the average of 2 lowest trading prices for the 20 days prior to conversion. The note was funded on May 1, 2019, when the Company received proceeds of $234,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $47,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $214,748 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.22 per share (60 % of $0.37 - the average of 2 lowest trading day prices during the 20 days preceding the note’s issuance), which computed to 1,273,712 shares of ‘if-converted’ common stock with a redemption value of $496,748 due to $0.39 per share fair market value of the Company’s stock on the note’s date of issuance. Additionally, the Company issued 361,538 shares of common stock (“Returnable Shares) to the lender as a commitment fee. The Returnable Shares must be returned to the Company if the note is fully repaid and satisfied prior to 180 days from the issue date. As such, the Returnable Shares were valued at $0.38 fair market value on their date of issuance, and their total value of $137,384 has been recorded as a prepaid expense (see Note F). Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $23,750 and $107,374, respectively, while interest expense was $6,345.

(v) On May 7, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $40,000, maturing on May 07, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 25 days prior to conversion. The note was funded on May 9, 2019, when the Company received proceeds of $31,800, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,200 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $27,029 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.22 per share (60 % of $0.37 - the lowest trading price during the 25 days preceding the note’s issuance), which computed to 181,159 shares of ‘if-converted’ common stock with a redemption value of $67,029 due to $0.370 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $2,050 and $6,757 respectively, while interest expense was $1,000.

(w) On May 16, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $69,300, maturing on May 16, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on May 17, 2019, when the Company received proceeds of $56,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $12,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $49,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.21 per share (60 % of $0.35 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 330,000 shares of ‘if-converted’ common stock with a redemption value of $118,800 due to $0.360 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $2,743 and $10,607, respectively, while interest expense was $1,559.

(x) On May 23, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $170,000, maturing on May 23, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on May 24, 2019, when the Company received proceeds of $153,000, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $17,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,333 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.19 per share (60 % of $0.32 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 885,416 shares of ‘if-converted’ common stock with a redemption value of $283,333 due to $0.320 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $4,250 and $28,333, respectively, while interest expense was $4,250.

(y) On June 25, 2019 the Company issued a convertible promissory note (the “Note”) with a face value of $200,000, maturing on June 25, 2020, and a stated interest of 10.00 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60.00 % of the lowest trading price for the 20 days prior to conversion. The note was funded on June 25, 2019, when the Company received proceeds of $184,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $204,762 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.08 per share (60 % of $0.14 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 2,380,952 shares of ‘if-converted’ common stock with a redemption value of $404,762 due to $0.170 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $3,875 and $51,190, respectively, while interest expense was $5,000.

(z) On July 10, 2019 the Company issued a convertible promissory note with a face value of $63,000, maturing on July 10, 2020, and a stated interest of 8% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on July 16, 2019, when the company received proceeds of $56,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $6,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $42,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.08 per share (60% of $0.13 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 801,526 shares of ‘if converted’ common stock with a redemption value of $105,000 due to $0.131 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $1,336 and $8,633, respectively, while interest expense was $1,036.

(aa) On July 15, 2019 the Company issued a convertible promissory note with a face value of $75,000, maturing on July 15, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on July 23, 2019, when the company received proceeds of $62,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $12,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $60,496 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.08 per share (60% of $0.13 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 954,198 shares of ‘if converted’ common stock with a redemption value of $135,496 due to $0.142 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $2,326 and $11,259, respectively, while interest expense was $1,675.

(bb) On July 19, 2019 the Company issued a convertible promissory note with a face value of $69,300, maturing on July 19, 2020, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on July 25, 2019, when the company received proceeds of $55,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $13,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $46,200 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.07 per share (60% of $0.12 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 962,500 shares of ‘if converted’ common stock with a redemption value of $115,500 due to $0.120 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $2,492 and $8,342, respectively, while interest expense was $1,126.

(cc) On July 31, 2019 the Company issued a convertible promissory note with a face value of $100,000, maturing on August 20, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 2, 2019, when the company received proceeds of $91,000, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $9,000 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $66,667 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.04 per share (60% of $0.06 - the lowest trading price during the 20 days preceding the note’s issuance), which computed to 2,688,172 shares of ‘if-converted’ common stock with a redemption value of $166,667 due to $0.062 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $1,450 and $10,741, respectively, while interest expense was $1,611.

(dd) On August 7, 2019 the Company issued a convertible promissory note with a face value of $88,000, maturing on August 7, 2020, and a stated interest of 12.00 % to a third-party investor. The note is convertible at any time after 0 months of the funding of the note into a variable number of the company’s common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on August 8, 2019, when the company received proceeds of $84,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $101,011 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.06 per share (60% of $0.06 - the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 2,365,591 shares of ‘if-converted’ common stock with a redemption value of $189,011 due to $0.080 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $506 and $14,590, respectively, while interest expense was $1,525.

Note F – Stockholders’ Equity

Common Stock

We are authorized to issue 2,000,000,000 shares of our $.0001 par value common stock, of which 33,384,036 and 16,712,819 shares were issued and outstanding at September 30, 2019 and December 31, 2018 respectively.

Nine Months Ended September 30, 2019:

The Company issued 16,309,679 shares of common stock for conversion of $130,904 in convertible debt and $6,025 in related accrued interest at conversion rates between $.002 and $.025 pursuant to underlying promissory note (Note E).

The Company issued 361,538 shares of common stock at their $.38 per share fair market value for total value of $137,384. These shares represent a commitment fee to a noteholder and are returnable to the Company if certain conditions are met. These returnable shares reported as a prepaid expense at September 30, 2019 (Note C).

Nine Months Ended September 30, 2018:

The Company issued 110,955 shares of common stock at $.55 per share fair market value for cash to independent investors.

The Company issued 1,166,469 shares of common stock for conversion of $427,775 in convertible debt at various conversion rates pursuant to underlying promissory notes (Note E). The Company also issued 35,781 shares of common stock for conversion of $13,835 in related accrued interest.

The Company issued 389,370 shares of common stock at $.275 per share for settlement of related party debt and related accrued interest totaling $107,077.

The Company issued 95,890 shares of common stock for payment of accrued officer wages totaling $38,500, along with 17,273 shares of common stock for payment of accrued expenses totaling $13,818.

The Company issued 20,000 shares of common stock valued at $15,000 to secure a line of credit.

Warrants

During August and September 2016, we sold 33,058 shares of our common stock, with warrants to purchase an additional 545,454 shares of our common stock, to a group of private investors for $100,000. The warrants were issued prior to the reverse merger (Note A) and were subsequently still deemed issued and outstanding. The Series A and B warrants have expired, while the Series C warrants expired on June 30, 2019. The warrants were originally exercisable at prices between $0.55 and $2.20 share at any time between June 30, 2017 and June 30, 2019. Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock. Black-Scholes data inputs used to value the warrants are as follows:

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

The following table represents the warrant activity for the periods presented;

Number of Warrants

Balance, December 31, 2017	545,454
Granted	(19,636)
(Exercised)	(162,182)
(Forfeited/expired)	(181,818)
Balance, December 31, 2018	181,818
Granted	-
(Exercised)	-
(Forfeited/expired)	(181,818)
Balance, September 30, 2019	-

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval. As of September 30, 2019 and December 31, 2018, 4,500,000 Series B Preferred shares had been authorized for issuance, and 240,000 Series B preferred shares were issued and outstanding. These 240,000 Series B shares are convertible into 10,909 common shares.

Other

During the nine months ended September 30, 2019 and 2018, the Company recorded in additional paid-in capital a premium on convertible debt of $3,366,586 and $1,142,215, respectively, as well as accretion of the premium of $2,390,971 and $582,841, respectively (Note E).

During the nine months ended September 30, 2018, the Company recorded in additional paid-in capital $14,236 of deferred offering costs, as well as $6,022 of related party debt forgiveness.

Note G– Material Agreements

1. On May 26, 2019 the Company entered into an agreement with Aska Electronics Co., Ltd of China. Aska is a manufacturer of Bluetooth headphones, sport earbuds and associated listening devices and provides its products as an OEM and as an ODM for projects worldwide.

Under the Agreement:

●	Aska will provide its design and manufacturing services for the Company’s customers.

●	the Company will provide branding, sales and distribution services for existing and newly developed products that Aska manufactures for sale in the North American market;

●	the Company will pay a sales commission to Aska equal to 98% of the revenues received from the sales to Aska’s existing clients in North America in which revenue from those clients was approximately $13,922,000 (unaudited). As of the date of this commission has not been paid and no revenues or costs have been accounted for.

●	Aska will receive 700,000 shares of the Company’s Series I preferred stock, Each Preferred Share is convertible into one share of the Company’s common stock. As of the date of this report these shares had not been issued.

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

However, because of the financial structure of the purchase of a percentage of certain profits that were part of the overall distribution rights, the Company was unable to obtain a financial institution that would facilitate the transaction as documented and ASKA, being a Chinese based entity, is prohibited from certain financial structures. Accordingly, the agreement has yet to be consummated and may not be consummated under the original terms and the Preferred Shares were never issued. Consequently, both Companies remain set on utilizing each’s resources for future business, the anticipated revenues that could have possibly been realized are not available at this particular time.

2.	The Company signed a Strategic Partnership and Manufacturing Agreement with manufacturer and exporter Shenzhen Ferex Electrical Co., Ltd of China to manufacture and supply electrical components and systems at the end of 2018. The Company began offering design, engineering and manufacturing services to its customers in the beginning of 2019. Currently, the Company has a manufacturing contract to provide these services with AfterMaster Audio Labs regarding two new products, subject to certain financing requirements. As of the date of this filing the Company has not generated any revenue related to this transaction and no shares have been issued.

Note H – Subsequent Events

During October and November 2019, the Company issued 80,715,727 shares of common stock for conversion of $65,143 and $4,283 in principal and accrued interest, respectively, of several of its outstanding convertible debt (Note E) at various conversion rates ranging from $.0005 to $.0033 pursuant to the underlying promissory notes.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements, other than those disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K Advantego Corporation is referred to as “we,” “our,” “us,” the “Company,” or “Advantego.”

Advantego Corporation (“Advantego,” formerly Golden Eagle International, Inc., or “GEII”) was incorporated in Colorado on July 21, 1988. GEII had previously engaged in contract gold milling operations primarily in the state of Nevada in the United States. Advantego Technologies, Inc. is a California corporation formed on July 29, 2016. On October 27, 2016, the Company acquired 100% stock ownership of Advantego Technologies, Inc. in exchange for 11,628,636 (post-split) shares of the Company’s common stock. The stock exchange was deemed a reverse merger, as the management and operations of Advantego have continued, and Advantego’s management received in the aggregate a majority ownership in GEII as a result of the stock exchange.

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

We launched our field testing of various products and services in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers in March of 2018 throughout the United States. The digital signage allows the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry. As of September 30, 2019, we had delivered approximately 1,250 digital signage controllers to individual auto care collision centers in the Assured Performance Network nationwide.

We expanded the functionality of our digital signage product to include SMS Messaging and have field tested it at live events, weddings and in audiological clinic lobbies as a digital delivery system in the same way the auto care collisions have used it. These additional features should help to attract potential advertisers as networks are built out.

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate any business, on the internet.

We have developed an enterprise software product (“Convertible Note Disclosure Report”) that provides initial calculations for investments made in public companies using convertible debt. The product is currently being offered to the public as a stand-alone service this product will become one of a number of modules that will eventually be expanded to include the tracking and issuance of all equity (common stock, preferred stock, warrants & options), debt rolled up, equity rolled up, basic and weighted averages of shares outstanding and other types of tables and information that that are necessary for financial disclosures. When complete, this system will provide for the equity management and reporting of the financial information necessary to complete a Consolidated Financial Statement when combined with existing everyday accounting software for public and private companies, third parties and auditors. We are unaware of any system that is as comprehensive in nature of what is being developed in the marketplace today. Since the original anticipated system has been expanded to other facets of reporting, the Company is projecting release of the complete system in early 1st quarter 2020.

In early 2019, we began designing and engineering certain hardware products focused on the audiological market that are combined with proprietary software to address the needs of the hearing impaired. To date, the initial protypes have been completed and are being tested. The Company anticipates revenue from this investment to materialize in 1st quarter 2020.

In order to market to these niche markets, the Company is currently undergoing a rebranding all its products; and anticipates completion and marketing of these products under the “ADGO” brand in third quarter of 2019.

Contractual Obligations

ASKA Electronics, Ltd. Contract:

On June 3, 2019, the Company announced the acquisitions of the North American Distribution Rights of ASKA Electronics. of China.

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

However, because of the financial structure of the purchase of a percentage of certain profits that were part of the overall distribution rights, the Company was unable to obtain a financial institution that would facilitate the transaction as documented and ASKA, being a Chinese based entity, is prohibited from certain financial structures. Accordingly, the agreement has yet to be consummated and may not be consummated under the original terms and the Preferred Shares were never issued. Consequently, both Companies remain set on utilizing each’s resources for future business, the anticipated revenues that could have possibly been realized are not available at this particular time.

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

Results of Operations

During the three months ended September 30, 2019 and 2018, we had revenues of $55,114 and $45,981, respectively. The related cost of sales for the three months ended September 30, 2019 and 2018 was $17,644 and $28,890, respectively. The increase in revenue was the result of recognition of digital signage license renewals. We also deferred $46,958 and $0 of our digital signage renewal revenue to future periods as of September 30, 2019 and December 31, 2018, respectively. Similarly, our cost of sales decreased as the renewal costs were lower than the initial cost. As a result, gross margin for the three months ended September 30, 2019 increased to $37,470 from $17,091 during the same period during 2018. Our general and administrative expenses totaled $181,679 and $243,324 for the three months ended September 30, 2019 and 2018, respectively, and consisted primarily of officer wages, outsourced services, and professional fees. The decrease in general and administrative expenses was primarily the result of decreased marketing and investor relations expenses and the capitalization of some development costs. Interest expense was $235,367 and $71,744 during the three months ended September 30, 2019 and 2018, respectively. The increase during 2019 was due to an increased number of convertible notes payable, the amortization of debt discounts, pre-payment penalties and extension fees that we classified as interest expense.

During the nine months ended September 30, 2019 and 2018, we had revenues of $84,505 and $161,225, respectively. The related cost of sales for the nine months ended September 30, 2019 and 2018 was $43,754 and $102,814, respectively. The decrease in revenue was the result of renewal fees for our digital signage service which were lower than the initial cost of the control boxes and service for our digital signage product to a network of certified auto care collision centers in the United States during 2018. We also deferred $46,958 and $0 of our digital signage renewal revenue to future periods as of September 30, 2019 and December 31, 2018, respectively. Similarly, our cost of sales decreased as the renewal costs were lower than the initial cost and we deferred $7,889 of costs of sales to future periods as of September 30, 2019. As a result, gross margin for the nine months ended September 30, 2019 decreased to $40,751 from $58,411 during the same period 2018. Our general and administrative expenses totaled $833,832 and $628,909 for the nine months ended September 30, 2019 and 2018, respectively, and consisted primarily of officer wages, outsourced services, and professional fees. The increase in general and administrative expenses was primarily the result of increased marketing and investor relations expenses. Interest expense was $931,902 and $215,957 during the nine months ended September 30, 2019 and 2018, respectively. The increase during 2019 was due to an increased number of convertible notes payable, the amortization of debt discounts, pre-payment penalties and extension fees that we classified as interest expense. The Company chose to repay certain convertible notes with cash and incur significant prepayment penalties rather than converting the convertible debt into stock at a discounted rate thus reducing the dilution of the outstanding shares of stock.

Liquidity and Capital Resources

Our primary sources and (uses) of cash for the nine months ended September 30, 2019 and 2018 were:

	September 30, 2019	September 30, 2018

Cash (used in) operations	$(1,670,325)	$(693,030)
Proceeds from convertible notes payable	$2,349,050	$902,700

Payments on convertible notes payable	$(751,000)	$(145,486)
Proceeds from sale of common stock and exercise of warrants	$-	$82,625

See Note B to the September 30, 2019 financial statements included as part of this report for a description of our significant accounting policies.

See Note E to the September 30, 2019 financial statements which are a part of this report for a discussion of our convertible notes payable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2109, our disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the Going Concern statement listed in Note A to the accompanying financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock issued for convertible debt during the three months ended September 30, 2019 and subsequent to September 30, 2019 through November 11, 2019.

Note	Date	Principal Converted	Interest Converted	Price Per Share	Total Shares
(c)	8/19/19	$11,000	$1,025	.0246	488,831
(c)	9/10/19	5,000	493	.006	915,525
(c)	9/24/19	3,150	322	.0036	964,322
(k)	9/17/19	2,400	750	.00315	1,000,000
(k)	9/24/19	1,774	750	.0021	1,202,000
(n)	8/21/19	15,000	-	.0246	609,756
(n)	9/17/19	4,500	-	.0045	1,000,000
(n)	9/23/19	3,400	-	.003	1,133,333
(p)	9/19/19	4,860	-	.0054	900,000
(p)	9/24/19	4,320	-	.0036	1,200,000
(q)	8/27/19	10,000	-	.015	666,667
(q)	9/23/19	4,100	-	.0043	953,488
(q)	9/24/19	5,400	-	.0043	1,225,814
(q)	9/25/19	5,400	-	.0043	1,225,814
(q)	9/25/19	5,400	-	.0043	1,225,814
(q)	9/27/19	5,200	-	.0042	1,238,095
(c)	10/10/19	$2,750	$292	.0015	2,027,720
(c)	10/22/19	1,550	169	.00084	2,046,345
(c)	10/30/19	2,900	322	.00084	3,835,452
(k)	10/18/19	544	750	.00049	2,640,000
(k)	10/25/19	867	750	.00049	3,300,000
(n)	10/2/19	4,100	-	.0025	1,640,000
(n)	10/7/19	2,200	-	.00125	1,760,000
(n)	10/15/19	2,200	-	.00095	2,315,789
(n)	10/23/19	2,300	-	.0008	2,875,000
(n)	10/29/19	2,600	-	.00075	3,466,666
(p)	10/7/19	2,500	-	.0015	1,666,666
(p)	10/24/19	1,263	-	.00084	1,505,571
(q)	10/2/19	4,100	-	.0033	1,242,424
(q)	10/7/19	2,000	-	.0016	1,250,000
(q)	10/11/19	2.000	-	.0016	1,250,000
(q)	10/14/19	3,100	-	.0015	2,066,667
(q)	10/16/19	2,700	-	.0013	2,076,923
(q)	10/17/19	2,300	-	.0011	2,090,909
(q)	10/21/19	2,100	-	.0010	2,100,000
(q)	10/22/19	2,000	-	.00099	2,020,202
(q)	10/22/19	2,000	-	.00099	2,020,202
(q)	10/28/19	2,000	-	.00099	2,020,202
(q)	10/29/19	2,000	-	.00099	2,020,202
(k)	11/1/19	979	750	.000455	3,800,000
(p)	11/1/19	2,880	-	.00072	4,000,000
(s)	11/1/19	2,620	500	.00078	4,000,000
(n)	11/5/19	2,500	-	.00055	4,545,454
(s)	11/5/19	2,688	-	.00066	4,800,000
(k)	11/6/19	1,000	750	.00035	5,000,000
(n)	11/11/19	2,400	-	.00045	5,333,333

Total		$156,047	$7,623		95,765,186

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

ADVANTEGO CORPORATION

November 19, 2019	By:	/s/ Robert W. Ferguson
Robert W. Ferguson, Principal Executive Officer

November 19, 2019	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial Officer

