Form 10-Q/A
period 2019-09-30
Advantego Corp
filed 2019-11-21
CIK 869531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

Explanatory Note:

The Advantego September 30, 2019 is amended to include the AXBRL files and to correct minor typos and corrections to the original 10Q filing.

Advantego Corporation

Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$19,368	$91,643
Accounts receivable	86,710	25,400
Inventory	18,210	6,499
Deferred costs	7,889	-
Prepaid expenses	149,250	7,608
Total current assets	281,427	131,150

OTHER ASSETS
Deferred offering costs	64,236	64,236
Pre-production costs	148,000	-
Total other assets	212,236	64,236

Total Assets	$493,663	$195,386

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable - related parties	$249,839	$255,250
Accounts payable	38,288	16,142
Deferred revenue	46,958	-
Accrued interest, convertible notes payable	106,503	28,964
Convertible notes payable (net of unamortized debt discounts of $143,545 and $124,563 and unamortized debt premium of $1,480.003 and $504,386 respectively)	3,939,153	1,355,823
Total current liabilities	4,380,741	1,656,179
Total Liabilities	$4,380,741	$1,656,179

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.01 per share; 10,000,000 shares authorized, 240,000 issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 2,000,000,000 authorized; 33,384,036 and 16,712,819 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,338	1,671
Additional paid-in capital	(135,231)	567,738
Accumulated (deficit)	(3,757,585)	(2,032,602)
Total stockholders’ equity (deficit)	(3,887,078)	(1,460,793)
Total Liabilities and Stockholders’ Equity (Deficit)	$493,663	$195,386

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

Note C – Prepaid Expenses

The Company has capitalized certain expenses as prepaid expenses. These include rent and vendor deposits, and prepaid insurance. Additionally, we have classified $147,250 as a prepaid expense for Returnable Shares issued as a commitment fee on a convertible note (See Note E(u)). Total prepaid expenses at September 30, 2019 and December 31, 2018, are as follows;

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

(c) On August 2, 2018 the Company issued a convertible promissory note with a face value of $125,000, maturing on August 2, 2019, and a stated interest of 9% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on August 6, 2018, when the Company received proceeds of $106,250, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $18,750 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $113,454 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.42 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 502,008 shares of “if-converted” common stock with a redemption value of $238,454 due to $0.475 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $1,875 and $11,345, respectively, while interest expense was $1,912. On August 19, 2019 the investor converted $11,000 in principal and $1,025 in accrued interest into 447,154 and 41,677 shares of common stock respectively at a price of $.0246 per share. On September 10, 2019, the investor converted $5,000 in principal and $493 in accrued interest into 915,525 shares of common stock at a price of $.006 per share. On September 24, 2019 the investor converted $3,150 in principal and $321 in accrued interest into 915,525 shares of common stock at a price of $.0036 per share.

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

(k) On January 17, 2019 the Company issued a convertible promissory note with a face value of $75,000, maturing on January 17, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 25 days prior to conversion. The note was funded on January 25, 2019, when the Company received proceeds of $59,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $15,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $148,214 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (60% of the lowest trading price during the 25 days preceding the note’s issuance), which computed to 892,857 shares of ‘if-converted’ common stock with a redemption value of $223,214 due to $0.25 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $3,875 and $37,054, respectively, while interest expense was $4,875. Additionally, $11,250 in extension fees were paid in cash. On September 17, 2019, the investor converted $2,400 of principal and $750 in loan fees into 761,905 and 238,095 shares of common stock respectively at a price of $.00315 per share. On September 24, 2019, the investor converted $1,774 of principal and $750 of loan fees into 844,857 and 357,143 shares of common stock respectively at a price of $.0021 per share.

(l) On February 5, 2019 the Company issued a convertible promissory note with a face value of $78,000, maturing on February 5, 2020, and a stated interest of 12 % to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 58% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 8, 2019, when the Company received proceeds of $74,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $149,276 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.15 per share (58% of $0.25 - the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 537,931 shares of ‘if-converted’ common stock with a redemption value of $227,276 due to $0.42 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $2,119 and $90,395, respectively, while interest expense was $33,970 of which 32,888 was for extension fees and penalty interest. On August 7, 2019, the principal amount of this amount of this note plus $37,662 in accrued interest and penalty interest was paid in cash.

(m) On February 6, 2019 the Company issued a convertible promissory note with a face value of $65,000, maturing on February 6, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 7, 2019, when the Company received proceeds of $56,350, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $8,650 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $107,250 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 433,333 shares of ‘if-converted’ common stock with a redemption value of $172,250 due to $0.398 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $5,214 and $64,648, respectively, while interest expense was $27,806 of which $26,226 was for extension fees and penalty interest. On August 2, 2019, the principal amount of this note plus $30,088 in accrued interest and penalty interest was paid in cash.

(n) On February 13, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 13, 2022, and a stated interest of 0% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 21, 2019, when the Company received proceeds of $35,900, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $14,100 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $74,800 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.25 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 333,333 shares of ‘if-converted’ common stock with a redemption value of $124,800 due to $0.374 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $1,175 and $6,233, respectively, while interest expense was $0. On August 21, 2019, the investor converted $15,000 of principal into 609,756 shares of common stock at a price of $.0246 per share. On September 17, 2019, the investor converted $4,500 of principal into 1,000,000 shares of common stock at a price of $.0045 per share. On September 23, 2019, the investor converted $3,400 of principal into 1,333,333 shares of common stock at a price of $.003 per share.

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

(p) On February 19, 2019 the Company issued a convertible promissory note with a face value of $50,000, maturing on February 19, 2020, and a stated interest of 10% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the lowest trading price for the 20 days prior to conversion. The note was funded on February 22, 2019, when the Company received proceeds of $43,200, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $6,800 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $75,000 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.30 per share (60% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 277,777 shares of ‘if-converted’ common stock with a redemption value of $125,000 due to $0.450 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $1,700 and $18,750, respectively, while interest expense was $1,250. On September 19, 2019, the investor converted $4,860 of principal into 900,000 shares of common stock at a price of $.0054 per share. On September 24, 2019, the investor converted $4,320 of principal into 1,200,000 shares of common stock at a price of $.036 per share.

(q) On February 25, 2019, the Company issued a convertible promissory note with a face value of $68,000, maturing on February 25, 2020, and a stated interest of 12% to a third-party investor. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on February 27, 2019, when the Company received proceeds of $64,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $58,974 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.33 per share (60% of the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 343,174 shares of ‘if-converted’ common stock with a redemption value of $126,974 due to $0.370 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three months ended September 30, 2019, totaled $875 and $14,744, respectively, while interest expense was $2,040. On August 27, 2019, the investor converted $10,000 of principal into 666,667 shares of common stock at a price of $.015 per share. On September 23, 2019, the investor converted $4,100 of principal into 953,488 shares of common stock at a price of $.0043 per share. On September 24, 2019, the investor converted $5,400 of principal into 1,255,814 shares of common stock at a price of $.0043 per share. On September 25, 2019, the investor converted $5,400 of principal into 1,255,814 shares of common stock at a price of $.0043 per share. On September 25, 2019, the investor converted $5,400 of principal into 1,255,814 shares of common stock at a price of $.0043 per share. On September 27, 2019, the investor converted $5,200 of principal into 1,238,095 shares of common stock at a price of $.0042 per share.

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

(dd) On August 7, 2019 the Company issued a convertible promissory note with a face value of $88,000, maturing on August 7, 2020, and a stated interest of 12.00 % to a third-party investor. The note is convertible at any time after 0 months of the funding of the note into a variable number of the company’s common stock, based on a conversion rate of 60% of the average of 2 lowest trading prices for the 15 days prior to conversion. The note was funded on August 8, 2019, when the company received proceeds of $84,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,500 to be amortized to interest expense over the life of the note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded a premium on the note of $101,011 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.06 per share (60% of $0.06 - the average of 2 lowest trading day prices during the 15 days preceding the note’s issuance), which computed to 2,365,591 shares of ‘if-converted’ common stock with a redemption value of $189,011 due to $0.080 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. Debt discount and premium amortizations for the three-month period ended September 30, 2019, totaled $506 and $17,259, respectively, while interest expense was $1,525.

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

ADVANTEGO CORPORATION

November 21, 2019	By:	/s/ Robert W. Ferguson
Robert W. Ferguson, Principal Executive Officer

November 21, 2019	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial Officer

