Form 10-K
period 2019-12-31
Advantego Corp
filed 2022-09-12
CIK 869531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23726

ADVANTEGO CORPORATION

(Name of Small Business Issuer in its charter)

Colorado	84-1116515
(State of incorporation)	(IRS Employer Identification No.)

2000 S. Colorado Blvd.
Tower 1, Suite 2000
Denver, CO	80222
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (949) 627-8977

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2019, was approximately $2,871,640.

As of August 31, 2022, the Company had 16,417,863,593 outstanding shares of common stock.

Documents incorporated by reference: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include but are not limited to, statements concerning our business strategy, plans and objectives, projected revenues, expenses, gross profit, income, and mix of revenue. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

2

Item 1. Business

Throughout this Annual Report on Form 10-K Advantego Corporation is referred to as “we,” “our,” “us,” the “Company,” or “Advantego.”

The Company was formed as a Colorado corporation on July 21, 1988 as Beneficial Capital Financial Services Corp. On February 2, 1995, the Company changed its name to Golden Eagle International, Inc. (“GEII”). GEII had previously engaged in contract gold milling operations primarily in the state of Nevada in the United States.

On October 27, 2016, the Company acquired 100% stock ownership of Advantego Technologies, Inc., a California corporation formed on July 29, 2016, in exchange for 11,628,636 shares of the Company’s common stock. The stock exchange was deemed a reverse merger, as the management and operations of Advantego have continued, and Advantego’s management received in the aggregate a majority ownership in GEII as a result of the stock exchange.

On February 1, 2018, we changed our name from GEII to Advantego Corporation and our trading symbol from MYNG to ADGO. On January 31, 2018, our shareholders approved a 1-for-11 reverse stock split, which was effective February 22, 2018.

Advantego Corporation (OTCPINK: ADGO), headquartered in Denver, Co., is a fully integrated technical agency that develops stand-alone digital and enterprise software products serving niche opportunities within a specific vertical. It can leverage a proprietary “Intelligent Solution Platform” combining leading third-party technologies with existing data and systems as a specialized Business Process as a Service (BPaaS) that is both efficient and cost effective.

The Company has offered a variety of stand-alone products tailored specifically to targeted industries as well as combining these with multiple software applications for large enterprises, affiliate networks and franchise operators delivering a comprehensive, all-inclusive, managed bundled solutions.

The Company services have included, but were not limited to product design, engineering and manufacturing, custom enterprise software, and licensing to third parties software applications through several strategic partners.

We launched our field testing of various products and services beginning in May 2017 and commenced fulfillment of a revenue generating contract of our digital signage product to a network of certified auto care collision centers beginning in March of 2018 throughout the United States and continued through December 31, 2019. The digital signage product allowed the auto care collision centers to display, on a large television screen or counter displays, information concerning the center, their certifications and other informational and promotional content associated with the automotive industry. As of December 31, 2019, we had delivered approximately 1,250 controllers to the individual auto care collision centers. However, in 2019, our primary client, Assured Performance Network, decided not to purchase any additional digital signature products thus eliminating any recurring revenue the Company had expected to realize. Subsequently, Assured Performance was sold in its entirety eliminate any potential future business.

The Company also provided subscription-based online directory listing services and was a reseller of software that allowed potential customers to better locate an auto collision center on the internet. As of August 31, 2022, there were no auto care collision centers using the listing services or software.

During the fourth quarter of 2018, the Company signed a Strategic Partnership and Manufacturing Agreement with manufacturer and exporter Shenzhen Ferex Electrical Co., Ltd of China (“Shenzhen”) to manufacture and supply electrical components and systems. The Company began offering design, engineering and manufacturing services to its customers in the beginning of 2019.

On May 26, 2019, the Company entered into an agreement with Aska Electronics Co., Ltd of China (“Aska”). Aska is a manufacturer of Bluetooth headphones, sport earbuds and associated listening devices and provides its products as an OEM and as an ODM for projects worldwide.

This approach continued throughout 2019 until it became apparent that, Aska and Shenzhen, among others, had limited capital capabilities and fell short of the potential of what management thought could be achieved with them. We learned that a catastrophe such as Covid 19 would devastate many small private and public companies because of their limited surplus capital. Since that time, no further strategic partnership agreements were sought by the Company because of the lack of financial capability in most of the potential associates. At no time was cash or a financeable purchase order offered by any of these associates. As of the date of this filing the Company has not generated any revenue related to the Shenzhen or Aska arrangements, and no consideration has been exchanged. The Company, therefore, has no obligations or contingent liabilities from its relationship with these entities moving forward. Any and all commitments that the Company had agreed to with Aska and Shenzhen have since been terminated or run their course.

As of August 31, 2022 we were not conducting any business.

Other Information

As of August 31, 2022, the Company had no full time employees and 2 part time employees.

The Company rents executive office space at 2000 S. Colorado Blvd., Tower 1 Suite 2000, Denver, CO 80222. The Company also rents an executive office at 1 Park Plaza, Suite 600, Irvine, CA on a monthly basis for Advantego Technology, Inc., its wholly owned subsidiary. The combined rent on the Company’s offices in Colorado and California ranges from $269.00 - $369.00 per month, depending on the Company’s usage of these spaces.

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

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter market under the trading symbol “ADGO.” The following table shows the high and low prices of our common stock during the last two years. These prices represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

2019	Low	High

First Quarter	$0.246	$0.62

Second Quarter	$0.140	$0.50

Third Quarter	$0.0062	$0.198

Fourth Quarter	$0.0001	$0.005

2018	Low	High

First Quarter	$0.66	$0.970

Second Quarter	$0.65	$2.97

Third Quarter	$0.31	$1.42

Fourth Quarter	$0.14	$1.05

The foregoing prices reflect the 1:11 reverse stock split which became effective on the OTCQB Market on February 22, 2018.

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

As of August 31, 2022, the Company had 16,417,863,593 outstanding shares of common stock which were owned by approximately 450 shareholders of record.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

During the years ended December 31, 2019 and 2018, we had revenues of $105,583 and $200,061, respectively. Our general and administrative expenses increased to $1,097,000 for the year ended December 31, 2019, compared to $1,041,067 during the year ended December 31, 2018. This increase was primarily the result of increases in marketing costs, investor relations and insurance.

Interest expense during the year ended December 31, 2019 increased to $1,432,516 from $284,307 during the year ended December 31, 2018. The increase was primarily the result of additional interest on convertible debt needed for operations, prepayment interest penalties, the amortization of debt discounts and the default on certain convertible notes payable which resulted in increased interest expenses.

Our sources and (uses) of cash for the years ended December 31, 2019 and 2018 are shown below:

	2019	2018
Cash flows used in operating activities	$(1,536,882)	$(964,546)
Cash flows from investing activities	-	-
Cash flows provided by financing activities	1,448,750	1,019,148
Net change in cash	$(88,132)	$54,602

Debt Conversion

2019 Debt Conversions – Unaffiliated

During the year ended December 31, 2019, unaffiliated holders of our convertible notes payable, elected to convert $234,678 of principal into 281,322,314 shares of our common stock and $18,766 in accrued interest into 101,256,825 shares of common stock.

During the year ended December 31, 2019, unaffiliated convertible debt holders were issued 87,705,792 shares of common stock in exchange for satisfaction of $15,100 in outstanding invoices.

2018 Debt Conversions – Related Party

During the year ended December 31, 2018, related party holders of our convertible notes payable, elected to convert $79,590 of principal into 289,417 shares of our common stock and $27,487 in accrued interest into 99,953 shares of common stock.

2018 Debt Conversions – Unaffiliated

During the year ended December 31, 2018, unaffiliated holders of our convertible notes payable, elected to convert $427,775 of principal into 1,166,469 shares of our common stock and $13,835 in accrued interest into 35,781 shares of common stock at a price of $.275 per share.

See Note D to the December 31, 2019 and 2018 consolidated financial statements, which are a part of this report, for a discussion of our notes payable.

Other than funding our operating expenses and paying our notes payable, we did not, as of December 31, 2019, have any significant capital requirements.

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

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Advantego Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advantego Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a negative working capital and limited operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 6, 2022

Advantego Corporation

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and equivalents	$3,511	$91,643
Accounts receivable	2,800	25,400
Inventory	-	6,499
Prepaid expenses	3,227	7,608
Total current assets	9,538	131,150

NON-CURRENT ASSETS
Deferred offering costs	-	64,236

Total Assets	$9,538	$195,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable - related parties	$217,500	$255,250
Accounts payable	11,588	16,142
Accrued interest, convertible notes payable	181,466	28,964
Convertible notes payable (net of unamortized debt discounts of $77,161 and $124,563 and unamortized debt premium of $774,543 and $504,386 respectively)	3,403,945	1,355,823
Total current liabilities	3,814,499	1,656,179

Total Liabilities	$3,814,499	$1,656,179

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share; 10,000,000 shares authorized
Series A convertible preferred stock; 150,000 shares designated; 80,000 and 0 shares issued and outstanding, respectively	800	-
Series B convertible preferred stock; 4,500,000 shares designated; 240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; 300,000,000,000 shares authorized; 487,359,288 and 16,712,819 issued and outstanding, respectively	48,731	1,671
Additional paid-in capital	655,701	567,738
Accumulated deficit	(4,512,593)	(2,032,602)
Total stockholders’ deficit	(3,804,961)	(1,460,793)
Total Liabilities and Stockholders’ Deficit	$9,538	$195,386

The accompanying footnotes are an integral part of these consolidated financial statements.

Advantego Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	2019	2018

REVENUES
Sales	$105,583	$200,061
Cost of sales	(56,058)	(128,027)
Gross profit	49,525	72,034

OPERATING EXPENSES
General and administrative	1,097,000	1,041,067

Total operating expenses	1,097,000	1,041,067

OPERATING LOSS	(1,047,475)	(969,033)

OTHER INCOME (EXPENSE)
Interest expense	(1,432,516)	(284,307)

Total other income (expense)	(1,432,516)	(284,307)

Loss before income taxes	(2,479,991)	(1,253,340)
Income taxes	-	-
NET LOSS	(2,479,991)	(1,253,340)

Loss per share - basic and diluted	$(0.04)	$(0.08)
Weighted average shares outstanding - basic and diluted	60,551,368	16,334,129

The accompanying footnotes are an integral part of these consolidated financial statements.

Advantego Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Series A		Series B				Additional		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	-	-	240,000	$2,400	14,664,718	$1,466	$163,707	$(779,262)	$(611,689)

Common stock issued for cash and exercise of warrants	-	-	-	-	130,591	13	82,612	-	82,625
Common stock issued for debt					1,166,469	116	427,659	-	427,775
Common Stock issued for debt - related party	-	-	-	-	289,417	29	79,561	-	79,590
Common stock issued for accrued interest	-	-	-	-	35,781	4	13,831	-	13,835
Common stock issued for accrued interest - related party	-	-	-	-	99,953	10	27,477	-	27,487
Common stock issued for services	-	-	-	-	230,000	23	218,529	-	218,552
Common stock issued for accrued officer wages	-	-	-	-	95,890	10	38,490	-	38,500
Debt premium on convertible notes	-	-	-	-	-	-	(1,309,536)	-	(1,309,536)
Amortization of debt premium	-	-	-	-	-	-	805,150	-	805,150
Deferred offering costs	-	-	-	-	-	-	14,236	-	14,236
Forgiveness of related party debt	-	-	-	-	-	-	6,022	-	6,022
Net loss	-	-	-	-	-	-	-	(1,253,340)	(1,253,340)

Balance at December 31, 2018	-	-	240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

Common stock issued for conversion of notes payable	-	-	-	-	281,322,314	28,127	206,551	-	234,678
Common stock issued for accrued interest	-	-	-	-	101,256,825	10,126	8,640	-	18,766
Common stock issued for conversion fees	-	-	-	-	87,705,792	8,771	6,329	-	15,100
Common stock issued for commitment fees	-	-	-	-	361,538	36	137,348	-	137,384
Debt premium on convertible notes	-	-	-	-	-	-	(3,366,586)	-	(3,366,586)
Amortization of debt premium	-	-	-	-	-	-	3,096,431	-	3,096,431
Series A Convertible Preferred Stock issued for services	80,000	800	-	-	-	-	(750)	-	50
Net loss	-	-	-	-	-	-	-	(2,479,991)	(2,479,991)

Balance at December 31, 2019	80,000	$800	240,000	$2,400	487,359,288	$48,731	$655,701	$(4,512,593)	$(3,804,961)

The accompanying footnotes are an integral part of these consolidated financial statements.

Advantego Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	2019	2,018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,479,991)	$(1,253,340)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of debt discount	326,754	210,108
Stock-based compensation	50	218,552
Write-off of deferred offering costs	64,236	-
Common stock issued for conversion fees	15,100	-
Common stock issued for commitment fees	137,384	-
Default and prepayment penalties on convertible notes payable	237,141	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	22,600	(25,400)
(Increase) decrease in prepaid expenses	4,381	(7,608)
(Increase) decrease in inventory	6,499	(5,499)
(Decrease) in accounts payable - related parties	(37,750)	(124,329)
(Decrease) in accounts payable	(4,554)	(11,158)
(Decrease) in deferred revenue	-	(4,215)
Increase in accrued interest, convertible notes payable - related parties	-	2,781
Increase in accrued interest, convertible notes payable	171,268	35,562

Net cash flows used by operating activities	(1,536,882)	(964,546)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash flows provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	-	82,625
Proceeds from convertible notes payable	2,342,750	1,084,273
Principal payments on convertible notes payable	(894,000)	(147,750)

Net cash flows provided by financing activities	1,448,750	1,019,148

NET CHANGE IN CASH	(88,132)	54,602
CASH - BEGINNING OF PERIOD	91,643	37,041
CASH - END OF PERIOD	$3,511	$91,643

Cash paid for
Interest	$657,239	$36,571
Taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$234,678	$427,775
Conversion of convertible notes payable - related parties into common stock	$-	$79,590
Conversion of accrued interest, convertible notes payable into common stock	$18,766	$13,835
Conversion of accrued interest, convertible notes payable-related parties into common stock	$-	$27,487
Conversion of officer wages payable into common stock	$-	$38,500
Issuance of convertible note payable to secure line of credit	$-	$50,000
Capitalization of stock offering costs (including $14,236 beneficial conversion feature)	$-	$64,236
Recording of premium on convertible debt at stock redemption value	$3,366,586	$1,309,536
Amortization to additional paid in capital of premium on convertible notes payable	$3,096,431	$805,150
Debt discounts on issuance of convertible notes payable	$279,350	$267,252
Forgiveness of related party debt	$-	$6,022

The accompanying footnotes are an integral part of these consolidated statements.

Advantego Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

Note A – Organization and Business

Organization and Nature of Business

Advantego Corporation (“Advantego,” “we,” or the “Company”) was originally incorporated in Colorado on July 21, 1988, as Beneficial Capital Financial Services Corp. On February 2, 1995, the Company changed its name to Golden Eagle International, Inc. (“GEII”). From late 2008 through June 2009, GEII engaged in contract gold milling operations in the state of Nevada in the United States. GEII had not had any business operations since it disposed of its wholly owned subsidiary, Golden Eagle International, Inc. (Bolivia), in the first quarter of fiscal 2010. Prior to that time, GEII had been involved in the business of minerals exploration and (prior to 2005) mining and milling operations in Bolivia through that subsidiary. More recently, GEII had been a non-operating corporation seeking to sell its remaining milling plant and equipment and/or merge with an operating company. Advantego Technologies, Inc. (“ATI”) is a Colorado corporation formed on July 29, 2016. On October 27, 2016, GEII completed a reverse merger with ATI, which resulted in a change of control and the perpetuation of ATI’s management and business operations.

Effective February 1, 2018 and pursuant to Board authorization and majority shareholder approval, the Company changed its name to Advantego Corporation (amending GEII’s Articles of Incorporation accordingly), cancelled its Series A, C, and D preferred shares, and effected a 1-for-11 reverse stock split on its issued and outstanding shares of common stock that became effective on the OTCQB on February 21, 2018 under the symbol “ADGO.”

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

We also provide subscription-based online directory listing services and are a reseller of software that allows potential customers to better locate an auto collision center, or any business, on the internet.

Basis of Presentation

The accompanying consolidated financial statements represent the operations of Advantego Corporation and its wholly owned subsidiary, Advantego Technologies, Inc., with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements for the years ended December 31, 2019 and 2018 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has negative working capital, has accumulated losses of $(4,512,593), since its inception through December 31, 2019, and may incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. We can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue from Contracts with Customers” following the five steps procedure:

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

Revenue from online directory services is recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage sales is recognized at the time of sale. The Company recognized $217 and $17,967 in online directory services, and $105,366 and $182,094 in digital signage sales during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, there were no unfulfilled online directory listing arrangements, resulting in no deferred revenue.

Accounts Receivable

Management reviews outstanding receivables on a quarterly basis. An allowance for doubtful accounts is provided for all receivables deemed uncollectible. As of December 31, 2019 and 2018, no allowance for doubtful accounts was deemed necessary.

Stock Based Compensation

We measure stock-based compensation cost in accordance with ASC 718, “Compensation – Stock Compensation,” based on the fair value of the awards on the grant date using a Black-Scholes options pricing model. We recognize the expense as the awards vest or as services are rendered.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share in accordance with ASC 260, “Earnings per Share,” is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents using the “if-converted method” as detailed in the following chart. In 2019 and 2018, the inclusion of these shares on the consolidated statements of operations would have resulted in a weighted average shares fully diluted number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the years ended December 31, 2019 and 2018:

	2019	2018
Basic weighted average shares outstanding	60,551,368	16,334,129
Convertible debt	72,585,772,197	1,282,830
Series A Preferred Stock	80,000	-
Series B preferred stock	10,909	10,909
Warrants	-	181,818
Total	72,646,414,474	17,809,686

Income Taxes

Income taxes are accounted for under the liability method in accordance with ASC 740, “Income Taxes.” Under the liability method, future tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantially enacted income tax rates expected to apply when the asset is realized, or the liability settled.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Effect of New Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on our financial position, results of operations or cash flows.

Note C – Prepaid Expenses

We recorded the following prepaid expenses at December 31:

	2019	2018
Prepaid Software License	$-	$1,584
Prepaid Expenses	-	1,190
Prepaid Insurance	2,238	3,845
Deposits	989	989
Total	$3,227	$7,608

Note D – Loans and Notes Payable

Convertible Notes Payable - Related Parties

We had uncollateralized related party convertible debt obligations outstanding during the year ended December 31, 2018, which were converted in full as detailed below. There were no related party convertible debt obligations outstanding as of the years ended December 31, 2019 and 2018.

(a)	Gulf Coast Capital, LLC is a company owned by Mark Bogani, our former CEO. The note was dated September 30, 2016 and represented the consolidation of various smaller notes payable previously outstanding totaling $145,112 plus $15,471 in accrued interest. Interest continued to accrue at the rate of 5%, with principal and interest being due on demand and convertible into our common stock at the option of the lender at a fixed rate of $.275 per share. Upon the note’s inception, there was a beneficial conversion feature totaling $29,022 that was being amortized and netted against the principal balance as a debt discount. On December 30, 2016, Gulf Coast Capital converted $115,000 of the note into 418,182 shares of the Company’s common stock. On January 8, 2018, Gulf Coast Capital converted $24,090 principal plus $21,376 in accrued interest into 165,331 shares of our common stock (Note D), at which point the remaining unamortized debt discount of $4,516 was amortized to interest expense. On June 30, 2018, the remaining $6,022 principal balance was forgiven and written-off to additional paid-in capital.

(b)	Avcon Services, Inc. is a company owned by Tracy Madsen, our CFO. The note represented amounts totaling $30,500 for CFO services during the period of June 2014 through September 2015, was dated December 31, 2015, carried an interest rate of 5%, and was due on demand. The note and accrued interest, or any portion thereof, were convertible at the option of Avcon, into the Company’s common stock at a fixed rate of $.275 per share through December 31, 2020. On May 10, 2018, this note was sold to Khalid Mirza. On May 30, 2018, Mr. Mirza converted the note principal of $30,500 plus accrued interest of $5,548 into 131,083 shares of our common stock.

(c)	On June 29, 2017, the Company entered into an uncollateralized note payable with its then-CFO, Philip Grey, in the amount of $12,500. The note carried an interest rate of 6% and matured on June 29, 2018. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company’s common stock at a fixed rate of $.275 per share. Upon the note’s inception, there was a beneficial conversion feature totaling $12,500 that was being amortized and netted against the note balance as a debt discount. On January 8, 2018, Mr. Grey converted the $12,500 principal plus accrued interest of $375 into 46,818 shares of common stock (Note E), and the remaining debt discount of $6,216 was amortized to interest expense.

(d)	On September 25, 2017, the Company entered into an uncollateralized note payable with its former CEO, Mark Bogani, in the amount of $12,500. The note carried an interest rate of 6% and matured on September 25, 2018. The note and accrued interest, or any portion thereof, were convertible at the option of the lender, into the Company’s common stock at a fixed rate of $.275 per share. Upon the note’s inception, there was a beneficial conversion feature totaling $12,500 that was being amortized and netted against the principal balance as a debt discount. On January 8, 2018, Mr. Bogani converted the $12,500 principal plus accrued interest of $188 into 46,138 shares of common stock (Note E), and the remaining debt discount of $9,204 was amortized to interest expense.

Deferred Offering Costs

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

As of December 31, 2019, we determined that based on the current price of our stock and the limited prospects for a stock price that would allow us to draw upon the line of credit, we canceled the line of credit and wrote off deferred offering costs in the amount of $64,236.

Convertible Notes Payable

We had uncollateralized convertible debt obligations with unaffiliated investors outstanding at December 31, 2019 and 2018 as follows:

	December 31, 2019						December 31, 2018
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest
(a)	$66,691	$-	$-	$66,691	$5,177	$75,000	$(33,599)	$56,250	$97,651	$1,134
(b)	-	-	-	-	-	50,000	-	-	50,000	2,713
(c)	49,925	-	-	49,925	8,584	125,000	(11,250)	68,072	181,822	4,500
(d)	-	-	-	-	-	63,000	(4,980)	34,308	92,328	2,016
(e)	-	-	-	-	-	65,000	(5,214)	35,561	95,347	2,582
(f)	-	-	-	-	-	125,000	(12,003)	58,829	171,826	5,417
(g)	-	-	-	-	-	150,000	(13,978)	70,023	206,045	6,700
(h)	-	-	-	-	-	50,000	(5,597)	35,401	79,804	1,111
(i)	273,000	-	-	273,000	11,070	273,000	(37,942)	145,942	381,000	2,791
(j)	-	-	-	-	-	-	-	-	-	-
(k)	67,101	(1,076)	10,293	76,318	6,156	-	-	-	-	-
(l)	-	-	-	-	-	-	-	-	-	-
(m)	-	-	-	-	-	-	-	-	-	-
(n)	8,800	(10,066)	53,399	52,133	-	-	-	-	-	-
(o)	100,000	(62)	17,542	117,480	8,750	-	-	-	-	-
(p)	26,540	(982)	10,833	36,391	1,254	-	-	-	-	-
(q)	200	(369)	15,757	15,588	4,936	-	-	-	-	-
(r)	610,000	(10,792)	267,243	866,451	433,615	-	-	-	-	-
(s)	85,380	(3,514)	18,741	100,607	5,940	-	-	-	-	-
(t)	63,000	(1,157)	19,247	81,090	5,061	-	-	-	-	-
(u)	282,000	-	-	282,000	14,284	-	-	-	-	-
(v)	40,000	(2,938)	9,685	46,747	2,567	-	-	-	-	-
(w)	65,185	(6,004)	23,218	82,399	3,632	-	-	-	-	-
(x)	165,800	(6,800)	45,333	204,333	9,934	-	-	-	-	-
(y)	200,000	(7,535)	99,537	292,002	10,278	-	-	-	-	-
(z)	63,000	(3,539)	22,867	82,328	2,296	-	-	-	-	-
(aa)	282,641	(7,049)	34,113	309,705	16,724	-	-	-	-	-
(bb)	69,300	(7,858)	26,308	87,750	2,685	-	-	-	-	-
(cc)	100,000	(5,300)	39,259	133,959	4,111	-	-	-	-	-
(dd)	88,000	(2,118)	61,166	147,048	4,165	-	-	-	-	-
Totals	$2,706,563	$(77,159)	$774,541	$3,403,945	$181,466	$976,000	$(124,563)	$504,386	$1,355,823	$28,964

From January 17, 2019 through August 7, 2019, the Company issued twenty-one (21) Convertible Promissory Notes to third parties ranging in face values from a low of $40,000 to a high of $610,000 all with maturity dates ranging of nine (9) months to one (1) year. Annual interest rates ranged from a low of 0% to a high of 12%. All notes are convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate from 58% to 62% of the lowest trading price from a range of 15 to 25 of the previous days to conversion. When the Company received proceeds, proceeds ranged from $31,800 to $557,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount ranging from $500 to $52,500 that are amortized to interest expense over the life of each note. Additionally, the notes’ variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if converted” value) pursuant to ASC 480, “Distinguishing Liabilities from Equity,” with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded premiums on the note(s) ranging from $42,200 to $1,300,101 as a reduction to additional paid-in capital based on a discounted “if-converted” rates from $.04 to $.33 per share based on the trading prices ranging from 15 to 25 days preceding the note’s issuance), with redemption values between $67,029 and $191,101 due to the range from $.06 to $.45 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

Debt discount amortization for the years ended December 31, 2019 and 2018, totaled $326,754 and $210,108 respectively. Amortization of debt premiums for the years ended December 31, 2019 and 2018, totaled $3,096,431 and $805,150, respectively, while interest expense for the years ended December 31, 2019 and 2018 totaled was $1,105,762 and $74,199 respectively. Based on the share conversion formula and the share price of $.0001 on December 31, 2019, the outstanding convertible debt principal of 2,706,563 is convertible into 68,023,290,276 shares of fully diluted common stock. Accrued interest of $181,465 on December 31, 2019, is convertible into 4,562,481,921 fully diluted shares if converted based on a discounted share price of $.0001 in accordance with the conversion agreements

The convertible notes have various default provisions which result in default during 2020 (see Note H – Subsequent Events). These default terms include a default interest rate of 24% if the notes are not repaid or converted by the maturity date. The noteholder (aa) declared an event of default during the quarter ending December 31, 2019, which increased the note payable from $75,000 to $207,641 and accrued interest from $3,925 to $18,399.

For a description of conversions of convertible notes payable during the reporting periods, please see Note E.

Note E – Stockholders’ Equity

Common Stock

We are authorized to issue 300,000,000,000 shares of our $.0001 par value common stock, of which 487,359,288 and 16,712,819 were issued and outstanding at December 31, 2019 and 2018, respectively.

On January 8, 2018, the Company issued 95,890 shares of our common stock to a former officer in exchange for $38,500 owed to him for services rendered during 2016 and 2017. The shares were issued at a 50% discount to the market price of the shares which resulted in a fair market value adjustment of $39,552 which was classified as an additional wage expense during the year ended December 31, 2018.

On February 1, 2018, the Company issued 190,000 shares of common stock based on the stock’s approximate trading price of $.80 per share for total value of $152,000. The shares were issued to an independent consultant for services rendered over the six months following issuance.

On October 1, 2018, the company issued 20,000 shares of our common stock at a price of $2 per share to a former consultant in exchange for $12,000 owed to him for services rendered during 2018.

On March 8, 2018, the Company issued 20,000 shares of common stock to an unaffiliated individual as a finder’s fee in connection with the procurement of a variable rate convertible note with an unrelated party as detailed in Note C (d). The stock was valued at $15,000 based on the per-share stock price of $.75 on the issuance date and recorded as a debt discount that was netted with the underlying convertible note and amortized to interest expense over the length of the note, which was converted in full in May 2018.

On May 21 through May 30, 2018, the Company issued 110,955 shares of common stock to friends and family under the Company’s Friends and Family Stock Offering at a price of $.55 per share in exchange for $61,025 in cash.

During August and September 2016, we sold 33,058 shares of our common stock, with warrants to purchase an additional 545,454 shares of our common stock, to a group of private investors for $100,000. The warrants were issued prior to the reverse merger (Note A) and were subsequently still deemed issued and outstanding. The Series A and B warrants expired prior to December 31, 2018, while the Series C warrants expired on June 30, 2019. The warrants were originally exercisable at prices between $0.55 and $2.20 share at any time between June 30, 2017 and June 30, 2019. Each series of warrants was valued using the Black-Scholes Options Pricing Model resulting in total warrant value of $85,833. The remaining proceeds of $14,167 were allocated to the common stock. Black-Scholes data inputs used to value the warrants are as follows:

Warrants	Stock Price	Exercise Price	Expected Life (Yrs)	Risk-Free Rate	Warrant Value	Number of Warrants	Extended Value
Series A (expired)	$.275	$.55	.75	.54%	$.1168	181,818	$21,249
Series B (expired)	$.275	$.1.10	1.75	.69%	$.1639	181,818	$29,817
Series C (expired)	$.275	$2.20	1.75	.85%	$.1912	181,818	$34,767
Total							$85,833

During May and June 2018, various Series B warrant holders elected to exercise their warrants prior to their June 30, 2018 expiration. As such, the Company issued 19,636 shares of common stock at $1.10 per share for $21,600. The remaining un-exercised warrants were forfeited and expired on June 19, 2019.

The following table represents the warrant activity for the periods presented.

Number of Warrants

Balance, December 31, 2017	363,636
Granted	-
(Exercised)	(19,636)
(Forfeited/expired)	(162,182)
Balance, December 31, 2018	181,818
Granted	-
(Exercised)	-
(Forfeited/expired)	(181,818)
Balance, December 31, 2019	-

2019 Debt Conversions - Unaffiliated

During the year ended December 31, 2019, unaffiliated holders of our convertible notes payable elected to convert $234,678 of principal into 281,322,314 shares of our common stock and $18,766 in accrued interest into 101,256,825 shares of common stock at prices per share between $.00004 and $.21 per share at rates discounted from the stock’s fair market value on each conversion date based on discount rates specified in each respective note.

During the year ended December 31, 2019, unaffiliated convertible debt holders were issued 87,705,792 shares of common stock in exchange for $15,100 in conversion fees at prices between $.00008 and $.00315 at rates discounted from the stock’s fair market value on each conversion date based on discount rates specified in each respective note.

2018 Debt Conversions – Related Party

During the year ended December 31, 2018, related party holders of our convertible notes payable elected to convert $79,590 of principal into 289,417 shares of our common stock and $27,487 in accrued interest into 99,953 shares of common stock at a price of $.275 per share.

2018 Debt Conversions - Unaffiliated

During the year ended December 31, 2018, unaffiliated holders of our convertible notes payable elected to convert $427,775 of principal into 1,166,469 shares of our common stock and $13,835 in accrued interest into 35,781 shares of common stock at a price of $.275 per share.

2019 Commitment Fee Shares

On May 1, 2019, The Company issued 361,538 shares of common stock to the holder of convertible note as a commitment fee at a price of $.38 per share. The shares were to have been returned to the Company if the note was fully repaid and satisfied prior to 180 days from the issue date, which did not occur. The commitment fee shares were valued at $0.38 fair market value on their date of issuance, and their total value of $137,384 was recorded as a debt discount and amortized to interest expense during 2019.

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.

As of December 31, 2019 and 2018, 4,500,000 Series B Convertible Preferred shares had been designated, and 240,000 Series B Convertible Preferred shares were issued and outstanding. These 240,000 Series B shares are convertible into 10,909 common shares.

On October 30, 2019, our Board of Directors authorized the designation of 150,000 shares of Series A Convertible Preferred Shares. These shares entitle the holder to $.01 per share dividend when declared by the Board of Directors. Each Series A share entitles the holder thereof to 1,000 votes on all matters submitted to a vote of the shareholders of the Corporation. Each Series A Convertible Preferred share may be converted into one share of our common stock.

On October 30, 2019, Robert W. Ferguson, our CEO, and Fred J. Popke, our COO, were each issued 40,000 shares of Series A Convertible Preferred stock at $.01 par value in exchange for $50 resulting in 80,000 shares of Series A preferred stock issued and outstanding at December 31, 2019.

Note F – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the years ended December 31, 2019 and 2018, we incurred $205,514 and $301,152, respectively, with these individuals and companies, of which $217,500 and $255,250 was payable at December 31, 2019 and 2018, respectively.

We also had various convertible debt activity with related parties during 2018, which is disclosed in detail in Notes D and E. During the year ended December 31, 2018, the Company issued 289,417 shares of common stock in conversion of $79,590 in convertible notes payable – related party, and 99,953 shares of common stock in conversion of $27,487 in accrued interest – related party.

During the year ended December 31, 2018, a former officer forgave principal owed to him by the Company totaling $6,022, which was written off to additional paid-in capital. These transactions resulted in $0 principal and interest owed to related parties at December 31, 2019 and 2018.

During the year ended December 31, 2018, the Company issued 95,890 shares of common stock to its former CFO in satisfaction of $38,500.

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

Deferred tax assets and valuation allowance at December 31, 2019 and 2018:

	2019	2018

Net loss carry-forward	$5,741,471	$5,384,612
Valuation allowance	(5,741,471)	(5,384,612)
	$-	$-

A provision for income taxes has not been made due to net operating loss carry-forwards of $18,317,084 at December 31, 2019, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The actual provision for income tax differs from the statutory U.S. federal income tax rate for the years ended December 31, 2019 and 2018 as follows:

	2019	2018

Provision (benefit) at US statutory rate of 21%	$356,859	$379,154
Change in valuation allowance	(356,859)	(379,154)

	$-	$-

Current accounting guidance requires the Company to provide a reconciliation of the beginning and ending amount of unrecognized tax impacts related to the sustainability of tax positions taken in current and prior periods.

As of December 31, 2019, the Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, through the present.

Note H – Subsequent Events

The Company has analyzed events occurring subsequent to December 31, 2019, through the date these financial statements were issued, and noted the following material items requiring disclosure herein:

(1) On January 15, 2020, Robert W. Ferguson, our CEO, and Fred J. Popke, our COO, were each issued 450,000 shares of Series A convertible preferred stock in exchange for $25 each.

(2) The Company’s Nevada office was closed on April 30, 2020, and the other leases have since been converted to month-to-month obligations of under $300/month.

(3) On January 17, 2020, John J. Carvelli and James Mason resigned as officers and directors of the Company, and on February 19, Carl L. Engstrom was appointed an independent director. The resignations of Mr. Carvelli and Mr. Mason were not the result of any disagreement on any matter relating to the Company’s operations, policies or practices.

(4) On February 1, 2021, the Company issued to an independent investor a convertible promissory note with a face value of $35,000, maturity date of February 1, 2022, and stated interest of 8%. The note is convertible at any time after the funding of the note into the Company’s common stock at a fixed conversion rate of $ .0001 per share. The note was funded on February 4, 2021, when the Company received proceeds of $22,279, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $3,000 to be amortized to interest expense over the life of the note and payment of certain outstanding fees to our transfer agent in the amount of $10,278.

(5) On February 10, 2021, the Company issued to an independent investor a convertible promissory note with a face value of $84,750, maturity date of February 10, 2022, and stated interest of 10%. The note is convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate of 60%. The note was funded on February 12, 2021, when the Company received proceeds of $75,750, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $9,000 to be amortized to interest expense over the life of the note.

(6) On March 11, 2020, the Board of Directors amended the Company’s Articles of Incorporation to increase the number of authorized common shares from 15,000,000,000 to 300,000,000,000, as retroactively reflected in the financial statements.

(7) During the period January 1, 2020, through July 27, 2022 holders of our convertible notes payable elected to convert $1,679,860 in principle in exchange for 13,288,670,557 shares of common stock, and $494,058 in accrued interest in exchange for 3,134,023,238 shares of common stock. We also issued 333,840,157 shares of our common stock for $28,300 in conversion fees. These issuances ranged in price from $.00003 to $.0011 per share. Total common shares issued for principal, accrued interest and conversion fees was 16,713,533,953 valued at $2,199,638

(8) In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue to evolve as the pandemic progresses. The impacts seen to date may continue to create a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

The Covid 19 pandemic has impacted our business resulting in the cancellation of certain business contracts and eliminated our ability to raise additional capital. Management will continue to explore business opportunities with patented technology that it feels it has the expertise and resources to commercialize utilizing the Company’s capital structure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the following:

●	the lack of formal written documentation relating to the design of our controls.

●	we did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing and recording of certain transactions due to the small size of our company.

●	we do not have sufficient personnel to provide adequate risk assessment functions.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are listed below.

Name	Age	Date(s) Served	Position
Robert W. Ferguson	70	Chief Executive Officer and Director
Fred Popke	61	Vice President, Secretary, Treasurer, Director
Tracy A. Madsen	58	Principal Financial and Accounting Officer
Carl L. Engstrom	83	Director

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

Tracy A. Madsen was re-appointed as our Principal Financial and Accounting Officer on July 20, 2018. Mr. Madsen previously had been appointed as the Secretary/Treasurer and Chief Financial Officer of GEII on February 13, 2003, until which time he resigned in October 2015 and as a director in October 2016. Mr. Madsen has served as Chief Financial Officer for numerous companies for over 25 years. Since 1996 he has provided consulting and administrative services through his company, Avcon Services, Inc. to the software, healthcare, human resources, payroll and aviation industries. Mr. Madsen received a B.A. in Finance from Boise State University and an M.B.A. from the University of Nevada Las Vegas.

Carl L. Engstrom was appointed an Independent Director on February 19, 2020. Mr. Engstrom (83) has practiced law in California continuously commencing in 1968. A large part of his practice over the years has involved corporate formations, corporate governance and the preparation of business agreements of all kinds. He has also litigated, arbitrated, and mediated a wide variety of business disputes. He has been in private practice and has also served as General Counsel to several corporations. Most recently, he has served as General Counsel to Advantego Corporation from March 2018 to September 2019.

Our directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified. Our executive officers are elected by our directors and serve at their discretion.

We believe that each of our directors was qualified to serve as a director for the following reasons:

Name	Reason

Robert W. Ferguson	Management experience and experience in raising capital
Fred Popke	Management experience and experience in software development
Carl L. Engstrom	Extensive légal and business experience

Carl L. Engstrom is an independent director as that term is defined in Section 803 of the NYSE MKT Company Guide.

As of August 31, 2022 we did not have a financial expert.

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and persons performing similar functions.

Item 11. Executive Compensation.

The following table summarizes the compensation earned by our principal executive officers during the two years ended December 31, 2019.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Other Annual Compensation (5)	Total ($)

Robert Ferguson	2019	$80,000	—	$25	—	—	$80,025
Chief Executive Officer	2018	$120,000	—	—	—	—	$120,000

Fred Popke	2019	$80,000	—	$25	—	—	$80,025
Vice President, Secretary and Treasurer	2018	$120,000	—	—	—	—	$120,000

Frank Grey	2019	$—	—	—	—	—	$—
Principal Financial and Accounting Officer	2018	$39,552	—	—	—	—	$38,500

Tracy A. Madsen	2019	$38,612	—	—	—	—	$38,612
Principal Financial and Accounting Officer	2018	$17,126	—	—	—	—	$17,126

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant. Robert Ferguson and Fred Popke were each issued 40,000 Shares of Series A Convertible preferred stock at a total price of $25 each at a price of $.01 par value.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

On January 8, 2018, Mr. Grey converted the compensation owed to him for 2016 and 2017 into 95,890 post-split shares of our common stock.

Management Changes.

On May 31, 2018, Frank Grey Resigned as Principal Financial and Accounting Officer and Director. On July 20, 2018, Tracy A. Madsen was appointed Principal Financial and Accounting Officer.

On February 19, 2020, Carl L. Engstrom was appointed as a Director.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors. During the years ended December 31, 2019 and 2018, we did not compensate our directors for acting as such.

Compensation Committee Interlocks and Insider Participation. During the years ended December 31, 2019, and 2018, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors.

The following shows the amounts the Company expects to pay to its officers during the year ending December 31, 2022, and the amount of time these persons expect to devote to the Company.

		Percent of time devoted
Name	Compensation	to the Company’s business

Robert W. Ferguson	$-0-	2%
Fred Popke	$-0-	2%
Tracy A. Madsen	$15,000	5%

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of August 31, 2022, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s common stock; (ii) each executive officer and Director of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over his shares of common stock.

Name and Address	Number of Shares	Percent of Class

Robert W. Ferguson	4,651,454	.95%
1 Park Plaza, Suite 600
Irvine, CA 92614

Fred Popke	4,651,454	.95%
1 Park Plaza, Suite 600
Irvine, CA 92614

Tracy A.Madsen	64,795	.01%
17 N. Foxhill Rd..
North Salt Lake, UT 84054

Carl L. Engstrom	-0-	-0-
2800 Pacific View Dr Apt 215
Corona Del Mar, CA 92625-1135

All Officers and Directors	9,367,703	1.9%
as a group (4 persons)

The following table lists, as of August 31, 2022, the shareholdings of each person owning the Company’s Series A Convertible preferred stock. Each Series A preferred share is convertible into One (1) share of the Company’s common stock and is entitled to 1,000 votes on any matter submitted to the Company’s shareholders. Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock:

Robert W. Ferguson	40,000	50%
1 Park Plaza, Suite 600\
Irvine, CA 92614

Fred Popke	40,000	50%
1 Park Plaza, Suite 600
Irvine, CA 92614

The following table lists, as of August 31, 2022, the shareholdings of each person owning the Company’s Series B Convertible preferred stock. Each Series B preferred share is convertible into one-half of a share of the Company’s common stock and is entitled to one vote on any matter submitted to the Company’s shareholders. Unless otherwise indicated, each owner has sole voting and investment power over his shares of preferred stock:

Name and Address	Number of Shares (1)	Percent of Class

Steve Olson	30,000	12.6%
30-4 Woodland Hills Drive
Southgate, Kentucky 41071

Joseph Smith	25,000	10.4%
725 College Terrace
Niagara Falls, NY 14305

Stuart Rubin	25,000	10.4%
5876 N.W. 54th Circle
Coral Springs, FL 33067

Robert W. Feguson	80,000 (2)	33.3%
1 Park Plaza, Suite 600
Irvine, CA 92614

Fred Popke	80,000 (2)	33.3%
1 Park Plaza, Suite 600
Irvine, CA 92614

Robert W Ferguson and Fred Popke aquired their shares of Series B Preferred Stock from Gulf Coast Capital which was controlled by Mark Bogani, a former officer and a director of the Company.

13. Certain Relationships and Related Transactions, and Director Independence.

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the years ended December 31, 2019 and 2018, we incurred $205,514 and $301,152, respectively, with these individuals and companies, of which $217,500 and $255,250 was payable at December 31, 2019 and 2018, respectively.

We also had various convertible debt activity with related parties during 2018, which is disclosed in detail in Notes D and E to the financial statements which are included as part of this report. During the year ended December 31, 2018, the Company issued 289,417 shares of common stock upon the conversion of $79,590 in convertible notes payable and 99,953 shares of common stock upon the conversion of $27,487 in accrued interest.

During the year ended December 31, 2018, a former officer forgave principal owed to him by the Company totaling $6,022, which was written off to additional paid-in capital.

During the year ended December 31, 2018, the Company issued 95,890 shares of common stock to its former CFO in satisfaction of $38,500.

Item 14. Principal Accountant Fees and Services.

The following shows the fees incurred with Pinnacle Accountancy Group of Utah (a dba of the registered firm Heaton & Company, PLLC) for the years ended December 31, 2019 and 2018.

	2019	2018

Audit Fees	$16,500	$20,250
Audit-Related Fees	$—	$—
Tax Fees	$—	$2,250

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

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Form 10-K or incorporated by references:

Exhibit No.	Description

3.1.1	Articles of Incorporation. (1)
3.1.2	Articles of Amendment (3)
3.1.3	Certificate of Designation of Series A Preferred Stock.
3.1.4	Certificate of Designation for the Series B Preferred Stock. (2)
31.1	Certification by the Principal Executive Officer
31.2	Certification by the Principal Financial Officer
32.1	Certifications by the Principal Executive Officers

(1)	Incorporated by reference from our registration statement on Form 10-SB that became effective June 17, 1994.

(2)	Incorporated by reference from our 8-K report dated December 29, 2006.

(3)	Incorporated by reference from our 8-K report dated September 14, 2007.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTEGO CORPORATION

Dated: September 12, 2022	By:	/s/ Robert W. Ferguson
Robert W. Ferguson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Ferguson	Chief Executive Officer and a Director	September 12, 2022
Robert W. Ferguson

/s/ Fred Popke	Director	September 12, 2022
Fred Popke

/s/ Carl L. Engstrom	Director	September 12, 2022
Carl L. Engstrom

