Form 10-Q
period 2020-03-31
Advantego Corp
filed 2022-10-20
CIK 869531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2020

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

N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,417,863,593 shares of common stock as of October 20, 2022.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Advantego Corporation

Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS
Cash	$4,065	$3,511
Accounts receivable	3,400	2,800
Prepaid expenses	989	3,227
Total current assets	8,454	9,538

Total Assets	$8,454	$9,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable - related parties	$217,500	$217,500
Accounts payable	14,616	11,588
Accrued interest, convertible notes payable	278,040	181,466
Convertible notes payable (net of unamortized debt discounts of $34,834 and $77,159, and unamortized debt premium of $241,435 and $774,541 respectively)	2,908,295	3,403,945
Total current liabilities	3,418,451	3,814,499

Total Liabilities	$3,418,451	$3,814,499

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share; 10,000,000 shares authorized
Series A convertible preferred stock; 1,000,000 designated; 980,000 and 80,000 shares issued and outstanding, respectively	9,800	800
Series B convertible preferred stock:4,500,000 shares designated; 240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 300,000,000,000 authorized; 783,029,648 and 487,359,288 issued and outstanding, respectively	78,298	48,731
Additional paid-in capital	1,164,130	655,701
Accumulated deficit	(4,664,625)	(4,512,593)
Total stockholders’ deficit	(3,409,997)	(3,804,961)
Total Liabilities and Stockholders’ Deficit	$8,454	$9,538

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation

Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
	2020	2019

REVENUES
Sales	$5,773	$8,325
Cost of sales	-	(10,838)
Gross margin	5,773	(2,513)

OPERATING EXPENSES
General and administrative	10,885	347,749

Total operating expenses	10,885	347,749

OPERATING (LOSS)	(5,112)	(350,262)

OTHER INCOME (EXPENSE)
Interest expense	(146,920)	(250,152)

Total other income (expense)	(146,920)	(250,152)

Loss before income taxes	(152,032)	(600,414)
Income taxes	-	-

NET LOSS	$(152,032)	$(600,414)

Basic and diluted loss per share	$(0.00)	(0.04)
Basic and diluted weighted average shares outstanding	727,729,478	16,723,323

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

			Three Months Ended March 31, 2020
	Series A		Series B
	Convertible Preferred		Convertible Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	80,000	800	240,000	$2,400	487,359,288	$48,731	$655,701	$(4,512,593)	$(3,804,961)

Common stock issued for conversion of notes payable	-	-	-	-	96,984,801	9,698	(3,879)	-	5,819

Common stock issued for accrued interest	-	-	-	-	198,685,559	19,869	(11,848)	-	8,021

Amortization of debt premium	-	-	-	-	-	-	533,106	-	533,106

Series A Convertible Preferred Stock issued for services	900,000	9,000	-	-	-	-	(8,950)	-	50

Net loss	-	-	-	-	-	-	-	(152,032)	(152,032)

Balance at March 31, 2020	980,000	$9,800	240,000	$2,400	783,029,648	$78,298	$1,164,130	$(4,664,625)	$(3,409,997)

			Three Months Ended March 31, 2019

			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders
			Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018			240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

Debt premium on convertible notes	-	-	-	-	-	-	(2,323,948)	-	(2,323,948)

Amortization of debt premium	-	-	-	-	-	-	485,670	-	485,670

Net loss	-	-	-	-	-	-	-	(600,414)	(600,414)

Balance at March 31, 2019	-	$-	240,000	$2,400	16,712,819	$1,671	$(1,270,540)	$(2,633,016)	$(3,899,485)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,032)	$(600,414)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Amortization of debt discount	42,325	70,465
Preferred stock issued for services	50	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(600)	4,700
(Increase) decrease in prepaid expenses	2,238	(25,283)
Decrease in inventory	-	1,905
Increase (decrease) in accounts payable	3,028	(6,248)
Increase in deferred revenue	-	18,975
(Decrease) in accounts payable - related parties	-	(36,384)
Increase in accrued interest, convertible notes payable	105,545	14,830

Net cash flows provided (used) by operating activities	554	(557,454)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	1,142,250
Principal payments on convertible notes payable	-	(253,000)

Net cash flows provided by financing activities	-	889,250

NET CHANGE IN CASH	554	331,796

CASH - BEGINNING OF PERIOD	3,511	91,643
CASH - END OF PERIOD	$4,065	$423,439

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$5,819	$-
Conversion of accrued interest, convertible notes payable into common stock	$8,021	$-
Recording of premium on convertible debt at stock redemption value	$-	$2,323,948
Amortization to additional paid in capital of premium on convertible notes payable	$533,106	$485,670
Debt discounts on issuance of convertible notes payable	$-	$118,550

Cash paid for
Interest	$-	$164,858
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

We also provide a subscription-based online directory listing services and were a reseller of software that allows potential customers to better locate an auto collision center, or any business, on the internet.

Basis of Presentation

The accompanying consolidated financial statements represent the operations of Advantego Corporation and its wholly owned subsidiary, Advantego Technologies, Inc., with all intercompany transactions eliminated.

Going Concern

The consolidated financial statements for the three months ended March 31, 2020 and 2019 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has negative working capital, has accumulated losses of $(4,664,625), since its inception through March 31, 2020, and may incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. We can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue to evolve as the pandemic progresses. The impacts seen to date may continue to create a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve. The Covid 19 pandemic has impacted our business resulting in the cancellation of certain business contracts and hindered our ability to raise additional capital.

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

The carrying amount of the Company’s current assets and liabilities approximates fair value because of the short-term nature of these items. The carrying amount of convertible notes payable approximates fair value as the individual borrowings bear interest at market interest rates and are also short-term in nature.

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000. Our management believes that the financial institutions are financially sound, and the risk of loss is low. Our cash balances did not exceed federally insured limits at March 31, 2020 or December 31, 2019.

Cash and Cash Equivalents

For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents. The Company had no cash equivalents at March 31, 2020 or December 31, 2019.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company generates revenue from online directory and digital signage components of its ongoing licensing services it provides to third parties. Revenue from online directory services is recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage control boxes is recognized at the time of sale and renewal fees are amortized over the term of the renewal, ranging from one to twelve months. The Company recognized $2,373 and $0 in online listing sales during the three months ended March 31, 2020 and 2019, respectively. The Company recognized $3,400 and $8,325 in digital signage sales during the three months ended March 31, 2020 and 2019, respectively.

Stock Based Compensation

We measure stock-based compensation cost at the estimated fair value of the awards on the grant date. We recognize the cost over the requisite service period, which is typically the vesting period.

Income (Loss) Per Share

The computation of basic earnings (loss) per common share is based on the net income (loss) divided by the weighted average number of shares outstanding during each period.

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart. During the three months ended March 31, 2020 and December 31, 2019, the inclusion of these common stock equivalents on the consolidated statements of operations would have resulted in a diluted weighted average shares number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three months ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019

Basic weighted average shares outstanding	727,729,478	16,723,323
Convertible debt	54,284,660,636	5,942,237
Warrants	-	181,818
Series A convertible preferred stock	980,000	-
Series B convertible preferred stock	10,909	10,909-
Fully diluted weighted average shares outstanding	55,013,381,023	22,858,287

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

Effect of New Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on our financial position, results of operations or cash flows.

Note C – Convertible Notes Payable

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at March 31, 2020 and December 31, 2019 as follows:

	March 31, 2020					December 31, 2019

Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest
(a)	$65,187	$-	$-	$65,187	$7,553	$66,691	$-	$-	$66,691	$5,177
(c)	45,610	-	-	45,610	10,785	49,925	-	-	49,925	8,584
(i)	273,000	-	-	273,000	30,867	273,000	-	-	273,000	11,070
(k)	67,101	-	-	67,101	8,510	67,101	(1,076)	10,293	76,318	6,156
(n)	8,800	(8,891)	47,166	47,075	-	8,800	(10,066)	53,399	52,133	-
(o)	100,000	-	-	100,000	13,007	100,000	(62)	17,542	117,480	8,750
(p)	26,540	-	-	26,540	2,842	26,540	(982)	10,833	36,391	1,254
(q)	200	-	-	200	4,942	200	(369)	15,757	15,588	4,936
(r)	610,000	-	-	610,000	61,564	610,000	(10,792)	267,243	866,451	433,615
(s)	85,380	(764)	4,074	88,690	8,068	85,380	(3,514)	18,741	100,607	5,940
(t)	63,000	(282)	4,691	67,409	6,946	63,000	(1,157)	19,247	81,090	5,061
(u)	282,000	-	-	282,000	23,506	282,000	-	-	282,000	14,284
(v)	40,000	(888)	2,928	42,040	3,564	40,000	(2,938)	9,685	46,747	2,567
(w)	65,185	(3,261)	12,611	74,535	5,095	65,185	(6,004)	23,218	82,399	3,632
(x)	165,800	(2,550)	17,000	180,250	14,068	165,800	(6,800)	45,333	204,333	9,934
(y)	200,000	(3,660)	48,347	244,687	15,264	200,000	(7,535)	99,537	292,002	10,278
(z)	63,000	(1,914)	12,367	73,453	8,506	63,000	(3,539)	22,867	82,328	2,296
(aa)	282,641	(3,923)	18,988	297,706	35,311	282,641	(7,049)	34,113	309,705	35,311
(bb)	69,300	(4,408)	14,758	79,650	4,240	69,300	(7,858)	26,308	87,750	2,685
(cc)	100,000	(3,050)	22,592	119,542	6,604	100,000	(5,300)	39,259	133,959	4,111
(dd)	88,000	(1,245)	35,915	122,670	6,798	88,000	(2,118)	61,168	147,048	4,165
(ee)	950	-	-	950	-	-	-	-	-	-
Totals	$2,701,694	$(34,836)	$241,437	$2,908,295	$278,040	$2,706,563	$(77,159)	$774,541	$3,403,945	$181,466

From January 17, 2019, through August 7, 2019, the Company issued nineteen (19) Convertible Promissory Notes to third parties ranging in face values from a low of $40,000 to a high of $610,000 all with maturity dates ranging of nine (9) months to one (1) year. Annual interest rates ranged from a low of 0% to a high of 12%. All notes are convertible at any time after 6 months of the funding of the note into a variable number of the Company’s common stock, based on a conversion rate from 58% to 62% of the of the lowest trading price from a range of 15 to 25 of the previous days to conversion. When the Company received proceeds, proceeds ranged from $31,800 to $557,500, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount ranging from $500 to $52,500 that are amortized to interest expense over the life of each note. Additionally, the note’s variable conversion rate component requires that the note be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. As such, the Company recorded premiums on the note(s) ranging from $42,200 to $1,300,101 as a reduction to additional paid-in capital based on a discounted “if-converted” rates from $ .04 to $ .33 per share based on the trading prices ranging from 15 to 25 days preceding the note’s issuance), which computed to a range of 181,159 to 3,080,808 shares ‘if converted’ common stock with redemption values between $67,029 and $191,101 due to the range from $.06 to $.45 per share fair market value of the Company’s stock on the note’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital.

During the three months ended March 31, 2020 and 2019, the Company received $0 and $1,142,250, respectively, in proceeds from issuance of convertible notes, and made repayments of $0 and $253,000, respectively. During the three months ended March 31, 2020, and 2019, the Company converted $5,819 and $0, respectively, in principal and $8,021 and $0, respectively, in accrued interest on convertible notes to common stock. Debt discount and premium amortizations for the three months ended March 31, 2020, totaled $42,325 and $533,106, respectively, while interest expense was $104,595. Debt discount and premium amortizations for the three months ended March 31, 2019, totaled $70,465 and $485,670, respectively, while interest expense was $31,561.

Note D – Stockholders’ Equity

Common Stock

On March 11, 2020, the board of directors amended the Articles of Incorporation to increase the number of authorized common shares to 300,000,000,000 with a par value of $.0001 per share. On March 31, 2020 and December 31, 2019 there were 783,029,648 and 487,359,288 shares issued and outstanding respectively.

During the three months ended March 31, 2020, unaffiliated holders of our convertible notes payable elected to convert $5,819 of principal into 96,984,801 shares of our common stock and $8,021 in accrued interest into 198,685,559 shares of common stock at prices per share between $.00004 and $.00006 per share at rates discounted from the stock’s fair market value on each conversion date based on discount rates specified in each respective note.

There were no issuances of common stock during the three months ended March 31, 2019.

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.

The Company has designated 4,500,000 Series B Convertible Preferred shares, of which 240,000 shares were issued and outstanding at March 31, 2020 and December 31, 2019. These 240,000 Series B shares are convertible into 10,909 common shares. There were no issuances of Series B convertible preferred stock during the three months ended March 31, 2020 or 2019.

The Company has also designated 1,000,000 shares of Series A Convertible Preferred Shares. These shares entitle the holder to $0.01 per share dividend when declared by the Board of Directors, and 1,000 votes on all matters submitted to a vote by the shareholders. Each Series A convertible share may be converted into one share of our common stock. There were 980,000 and 80,000 shares of Series A convertible preferred stock at March 31, 2020 and December 31, 2019, respectively.

On January 15, 2020, Robert W. Ferguson, our CEO, and Fred J. Popke, our COO, were each issued 450,000 shares of Series A convertible preferred stock in exchange for $25 each in services rendered. There were no issuances of Series A convertible preferred stock during the three months ended March 31, 2019.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the three months ended March 31, 2020 and 2019, we incurred $0 and $117,378, respectively, with these individuals and companies, and we had payable balances of $217,500 at March 31, 2020 and December 31, 2019.

Note F – Prepaid Expenses

	March 31, 2020	December 31, 2019
Prepaid insurance	$-	$2,238
Deposits for office leases	989	989
Total	$989	$3,227

Note G – Subsequent Events

The Company has analyzed events occurring subsequent to March 31, 2020, through the date these financial statements were issued, and noted the following material items requiring disclosure herein:

(1) During the subsequent period from April 1, 2020, through the date of this filing, unaffiliated holders of our convertible notes payable elected to convert $2,185,798 of principal interest and fees into 16,417,863,593 shares of our common stock at prices ranging from $.00003 to $.001 per share at rates discounted from the stock’s fair market value on each conversion date based on discount rates specified in each respective note. These conversions include $1,674,041 of principal into 13,191,685,756 shares of our common stock and $484,747 in accrued interest into 2,913,837,679 shares of common stock. Unaffiliated convertible debt holders were issued 312,340,158 shares of common stock in exchange for $27,010 in conversion fees.

(2) The Company’s Nevada office was closed on April 30, 2020, and the other leases have since been converted to month-to-month obligations of under $300/month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K Advantego Corporation is referred to as “we,” “our,” “us,” the “Company,” or “Advantego.”

Advantego Corporation (“Advantego,” formerly Golden Eagle International, Inc., or “GEII”) was incorporated in Colorado on July 21, 1988. GEII had previously engaged in contract gold milling operations primarily in the state of Nevada in the United States. Advantego Technologies, Inc. is a California corporation formed on July 29, 2016. On October 27, 2016, the Company acquired 100% stock ownership of Advantego Technologies, Inc. in exchange for 11,628,636 (post-split) shares of the Company’s common stock. The stock exchange was deemed a reverse merger, as the management and operations of Advantego continued; and Advantego’s management received in the aggregate a majority ownership in GEII as a result of the stock exchange.

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

We maintain a small core group of employees and outsource most of our Product Development, Product Maintenance, Sales and Marketing, Accounting, Investor Relations, Legal, and Project Management services. We feel this approach is more cost-effective, provides greater flexibility, and resources can be applied quickly to specific projects and tasks as needed.

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

We also provide subscription-based online directory listing services; and we are a reseller of software that allows potential customers to better locate an auto collision center or any business on the internet. As of March 31, 2020, 25 auto care collision centers were using this software.

Beginning in March of 2018 and continuing through the end of 2019, management began a campaign to attract and associate with certain companies that had proprietary and patented technology in the hopes that if the opportunity arose, the Company could utilize these technologies in the development of new products internally or help facilitate the development of new products that these new strategic partners might like to develop and distribute.

This approach continued throughout 2019 until it became apparent that the Company’s strategic technical partners had limited capital capabilities and fell short of the potential of what management thought could be achieved with them. We learned that a catastrophe, such as Covid 19, would devastate many small private and public companies because of their limited surplus capital. Since that time, no further strategic partnership agreements have been sought by the Company because of the lack of financial capability in most of the potential associates. Any and all commitments that Advantego had agreed to with its strategic partners have since been terminated or run their course. The Company, therefore, has no obligations or contingent liabilities from its relationship with these strategic partners moving forward.

The Company did use proprietary technology owned by Badu Networks to develop a revenue producing service (“eLobby”). eLobby was a digital signage solution that was delivered to a network of 1,250 auto care collision centers around the US. The client, however, decided not to renew the recurring licenses or to purchase any additional ones thus eliminating any recurring revenue the Company had expected to realize.

As of March 31, 2020, the Company does not expect anything of substance to develop in the future from the relationships it has established with its strategic partners. The Company will not be expending any further resources to enhance any existing service or try to adapt the present technologies of its strategic partners to new opportunities.

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

The Covid 19 pandemic has impacted our business resulting in the cancellation of certain business contracts and hindered our ability to raise additional capital.

Results of Operations

During the three months ended March 31, 2020 and 2019, we had revenues of $5,773 and $8,325, respectively. The related cost of sales for the three months ended March 31, 2020 and 2019 was $0 and $10,838, respectively. The decrease in revenue was the result of the wind down of renewal fees for our digital signage service and service for our digital signage product to a network of certified auto care collision centers in the United States during the later parts of 2019. Similarly, our cost of sales decreased as we had no renewal costs. As a result, gross margin for the three months ended March 31, 2019 increased to $5,773 from ($2,513) during the same period during 2019. Our general and administrative expenses totaled $10,885 and $347,749 for the three months ended March 31, 2020 and 2019, respectively. The decrease in general and administrative expenses was primarily the result of the winding down of operations as a result of the lack of cash and the onset of the Covid pandemic. Interest expense was $146,920 and $250,152 during the three months ended March 31, 2020 and 2019, respectively. The decrease during 2020 was due to the conversion of a portion of our convertible notes payable into common stock, resulting in a lower principal balance on which to accrue interest.

Liquidity and Capital Resources

Our primary sources and (uses) of cash for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019

Cash provided (used) by operating activities	$554	$(557,454)
Cash from investing activities	$-	$-
Cash provided by financing activities	$-	$889,250

During the three months ended March 31, 2020, operating activities provided $554, which consisted of a net loss of $152,032, offset by non-cash expenses of $42,325 in debt discount amortization and preferred stock issued for $50 in services, as well as a net change in operating assets and liabilities of $110,211.

During the three months ended March 31, 2019, we used $557,454 in operating activities, which consisted of a net loss of $600,414, offset by $70,465 in debt discount amortization and net change in operating assets and liabilities of $27,505. Also during the three months ended March 31, 2019, we received $889,250 from financing activities, consisting of $1,142,250 in proceeds from convertible notes, offset by repayments of convertible notes of $253,000. We did not have any investing activities during the three months ended March 31, 2019.

See Note B to the March 31, 2020 financial statements included as part of this report, for a description of our significant accounting policies.

See Note C to the March 31, 2020 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge; its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the Going Concern statement listed in Footnote A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020 the Company:

●	issued 900,000 restricted shares of Series A Convertible Preferred Stock to two officers of the Company for services rendered,
●	issued 96,984,801 shares of common stock upon the conversion of notes, and
●	issued 198,685,559 shares of common stock in payment of accrued interest.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares. The individuals who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or issuance of these shares. The individuals who acquired these shares acquired them for their own accounts. The certificates representing these shares will bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANTEGO CORPORATION

October 20, 2022	By:	/s/ Robert W. Ferguson
Robert W. Ferguson, Principal Executive Officer

October 20, 2022	By:	/s/ Tracy A. Madsen
Tracy A. Madsen Principal Financial Officer

