Form 10-Q
period 2020-06-30
Advantego Corp
filed 2023-10-04
CIK 869531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,293,303,446 shares of common stock as of October 4, 2023.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Advantego Corporation

Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$-	$3,511
Accounts receivable	-	2,800
Prepaid expenses	989	3,227
Total current assets	989	9,538
Total Assets	$989	$9,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash drawn in excess of bank balance	$454	$-
Accounts payable - related parties	217,500	217,500
Accounts payable	15,566	11,588
Accrued interest, convertible notes payable	440,968	181,466
Convertible notes payable (net of unamortized debt discounts of $11,449 and $77,161, and unamortized debt premiums of $68,462 and $774,541 respectively)	2,757,759	3,403,945
Total current liabilities	3,432,247	3,814,499
Total Liabilities	$3,432,247	$3,814,499

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.01 per share; 10,000,000 shares authorized
Series A convertible preferred stock; 1,000,000 designated; 980,000 and 80,000 shares issued and outstanding, each year respectively	9,800	800
Series B convertible preferred stock; 4,500,000 shares designated; 240,000 shares issued and outstanding	2,400	2,400
Common stock, par value $.0001 per share; shares 300,000,000,000 authorized; 783,029,648 and 487,359,288 shares issued and outstanding, respectively	78,303	48,736
Additional paid-in capital	1,337,098	655,696
Accumulated deficit	(4,858,859)	(4,512,593)
Total stockholders’ deficit	(3,431,258)	(3,804,961)
Total Liabilities and Stockholders’ Deficit	$989	$9,538

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
REVENUES
Sales	$-	21,066	$5,773	29,391
Cost of Sales	-	(15,272)	-	(26,110)
Gross Margin	-	5,794	5,773	3,281
OPERATING EXPENSES
General and administrative	7,919	304,403	18,804	652,152
Total operating expenses	7,919	304,403	18,804	652,152
OPERATING LOSS	(7,919)	(298,609)	(13,031)	(648,871)

OTHER INCOME (EXPENSE)
Interest expense	(186,315)	(446,384)	(333,235)	(696,536)
Total other income (expense)	(186,315)	(446,384)	(333,235)	(696,536)
Loss before income taxes	(194,234)	(744,993)	(346,266)	(1,345,407)
Income taxes	-	-	-	-
NET LOSS	(194,234)	(744,993)	(346,266)	(1,345,407)

Basic and diluted loss per share	$(0.00)	$(0.04)	$(0.00)	$(0.08)
Basic and diluted weighted average common shares outstanding	783,029,648	17,077,371	755,379,563	16,896,102

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30, 2020
	Series A		Series B				Additional		Total
	Preferred		Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2020	980,000	$9,800	240,000	$2,400	783,029,648	$78,303	$1,164,125	$(4,664,625)	$(3,409,997)

Amortization of debt premium	-	-	-	-	-	-	172,973	-	172,973

Net loss	-	-	-	-	-	-	-	(194,234)	(194,234)

Balance at June 30, 2020	980,000	$9,800	240,000	$2,400	783,029,648	$78,303	$1,337,098	$(4,858,859)	$(3,431,258)

	Three Months Ended June 30, 2019
	Series A		Series B				Additional		Total
	Preferred		Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2019	-	$-	240,000	$2,400	16,712,819	$1,671	$(1,270,540)	$(2,633,016)	$(3,899,485)

Shares issued for conversion of notes payable	-	-	-	-	297,618	30	39,970	-	40,000

Shares issued for conversion of accrued interest	-	-	-	-	21,399	2	2,683	-	2,685

Returnable shares issued	-	-	-	-	361,538	36	137,348	-	137,384

Debt premium on convertible notes	-	-	-	-	-	-	(726,265)	-	(726,265)

Amortization of debt premium	-	-	-	-	-	-	962,544	-	962,544

Net loss	-	-	-	-	-	-	-	(744,993)	(744,993)
Balance at June 30, 2019	-	$-	240,000	$2,400	17,393,374	$1,739	$(854,260)	$(3,378,009)	$(4,228,130)

	Six Months Ended June 30, 2020
	Series A		Series B				Additional		Total
	Preferred		Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	80,000	$800	240,000	$2,400	487,359,288	$48,736	$655,696	$(4,512,593)	$(3,804,961)

Shares issued for conversion of notes payable	-	-	-	-	96,984,801	9,698	(3,879)	-	5,819

Shares issued for conversion of accrued interest	-	-	-	-	198,685,559	19,869	(11,848)	-	8,021

Amortization of debt premium	-	-	-	-	-	-	706,079	-	706,079

Shares of Series A Preferred Stock issued	900,000	9,000	-	-	-	-	(8,950)	-	50

Net loss	-	-	-	-	-	-	-	(346,266)	(346,266)

Balance at June 30, 2020	980,000	$9,800	240,000	$2,400	783,029,648	$78,303	$1,337,098	$(4,858,859)	$(3,431,258)

	Six Months Ended June 30, 2019
	Series A		Series B				Additional		Total
	Preferred		Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	240,000	$2,400	16,712,819	$1,671	$567,738	$(2,032,602)	$(1,460,793)

Shares issued for conversion of notes payable	-	-	-	-	297,618	30	39,970	-	40,000

Shares issued for conversion of accrued interest	-	-	-	-	21,399	2	2,683	-	2,685

Returnable shares issued	-	-	-	-	361,538	36	137,348	-	137,384

Debt premium on convertible notes	-	-	-	-	-	-	(3,050,213)	-	(3,050,213)

Amortization of debt premium	-	-	-	-	-	-	1,448,214	-	1,448,214

Net loss	-	-	-	-	-	-	-	(1,345,407)	(1,345,407)
Balance at June 30, 2019	-	$-	240,000	$2,400	17,393,374	$1,739	$(854,260)	$(3,378,009)	$(4,228,130)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

Advantego Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(346,266)	$(1,345,407)
Adjustments to reconcile net loss to cash used by operating activities
Amortization of debt discount	65,712	162,425
Issuance of preferred stock for services	50	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	2,800	(42,530)
(Increase) decrease in prepaid expenses	2,238	(141,258)
Decrease in inventory	-	6,499
Increase (decrease) in accounts payable	3,978	(6,716)
Increase in deferred revenue	-	45,358
Decrease in accounts payable - related parties	-	(36,384)
Increase in accrued interest, convertible notes payable	267,523	28,108
Net cash flows used by operating activities	(3,965)	(1,329,905)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in cash used in excess of bank balance	454	-
Proceeds from convertible notes payable	-	1,981,550
Principal payments on convertible notes payable	-	(608,000)
Net cash flows provided by financing activities	454	1,373,550
NET CHANGE IN CASH	(3,511)	43,645

CASH - BEGINNING OF PERIOD	3,511	91,643
CASH - END OF PERIOD	$-	$135,288

SUPPLEMENTAL CASH FLOW INFORMATION
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible notes payable into common stock	$5,819	$40,000
Conversion of accrued interest, convertible notes payable into common stock	$8,021	$2,685
Recording of premium on convertible debt at stock redemption value	$-	$3,050,213
Amortization to additional paid in capital of premium on convertible notes payable	$706,079	$1,448,214
Debt discounts on issuance of convertible notes payable	$-	$118,550
Returnable shares issued	$-	$137,348
Cash paid for
Interest	$-	$506,002
Income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

ADVANTEGO CORPORATION

Notes to Consolidated Financial Statements

June 30, 2020 and 2019 (Unaudited)

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

Going Concern

The consolidated financial statements for the three and six months ended June 30, 2020 and 2019 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. The Company has not yet achieved profitable operations, has negative working capital, has accumulated losses of $4,858,859, since its inception through June 30, 2020, and may incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. We can offer no assurances that we will be able to obtain adequate financing to implement our business plan and remain a going concern.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue to evolve. The impacts seen to date may continue to create a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve. The Covid 19 pandemic has impacted our business resulting in the cancellation of certain business contracts and hindered our ability to raise additional capital.

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

Concentration of Credit Risk

From time to time our cash balances, held at major financial institutions, exceed the federally insured limits of $250,000. Our management believes that the financial institutions are financially sound, and the risk of loss is low. Our cash balances did not exceed federally insured limits at June 30, 2020 or December 31, 2019.

Cash and Cash Equivalents

For the statement of cash flows, any liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents. The Company had no cash equivalents at June 30, 2020 or December 31, 2019.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Prior to April 1, 2020, the Company generated revenue from online directory and digital signage components of its ongoing licensing services it provides to third parties. Revenue from online directory services is recognized over the life of the agreement ranging from one to twelve months. Revenue from digital signage control boxes is recognized at the time of sale and renewal fees are amortized over the term of the renewal, ranging from one to twelve months. The Company recognized $0 and $218 in online listing sales during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $2,373 and $218 in online listing sales during the six months ended June 30, 2020 and 2019, respectively. The Company recognized $0 and $20,848 in digital signage sales during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $3,400 and $29,173 in digital signage sales during the six months ended June 30, 2020 and 2019, respectively. Cost of goods sold for the three and six months ended June 20, 2019 totaled $15,272 and $26,110, respectively. There was no cost of goods sold for the three and six months ended June 30, 2020.

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

The computation of diluted earnings (loss) per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents as detailed in the following chart. During the three and six months ended June, 2020 and 2019, the inclusion of these common stock equivalents on the consolidated statements of operations would have resulted in a diluted weighted average shares number that was anti-dilutive, and as such they are excluded.

Fully diluted shares for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic weighted average shares outstanding	783,029,648	17,077,371	755,379,563	16,896,102
Convertible debt	31,426,621,900	13,577,043	30,611,980,800	6,974,085
Series B preferred stock	10,909	10,909	10,909	10,909
Series A preferred stock	980,000	-	980,000	-
Fully diluted weighted average shares outstanding	32,210,642,457	30,665,323	31,368,351,272	23,881,096

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

Note C – Convertible Notes Payable

Convertible Notes Payable

We have uncollateralized convertible debt obligations with unaffiliated investors outstanding at June 30, 2020 and December 31, 2019 as follows:

	June 30, 2020					December 31, 2019
Note	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest	Principal	Less Debt Discount	Plus Premium	Net Note Balance	Accrued Interest
(a)	$65,187	$-	$-	$65,187	$9,503	$66,691	$-	$-	$66,691	$5,177
(c)	45,610	-	-	45,610	13,514	49,925	-	-	49,925	8,584
(i)	273,000	-	-	273,000	36,312	273,000	-	-	273,000	11,070
(k)	67,101	-	-	67,101	11,019	67,101	(1,076)	10,293	76,318	6,156
(n)	8,800	(7,716)	40,932	42,016	-	8,800	(10,066)	53,399	52,133	-
(o)	100,000	-	-	100,000	18,991	100,000	(62)	17,542	117,480	8,750
(p)	26,540	-	-	26,540	4,430	26,540	(982)	10,833	36,391	1,254
(q)	200	-	-	200	4,948	200	(369)	15,757	15,588	4,936
(r)	610,000	-	-	610,000	98,064	610,000	(10,792)	267,243	866,451	433,615
(s)	85,380	-	-	85,380	53,589	85,380	(3,514)	18,741	100,607	5,940
(t)	63,000	-	-	63,000	9,952	63,000	(1,157)	19,247	81,090	5,061
(u)	282,000	-	-	282,000	40,380	282,000	-	-	282,000	14,284
(v)	40,000	-	-	40,000	4,846	40,000	(2,938)	9,685	46,747	2,567
(w)	65,185	(518)	2,004	66,671	7,763	65,185	(6,004)	23,218	82,399	3,632
(x)	165,800	-	-	165,800	18,201	165,800	(6,800)	45,333	204,333	9,934
(y)	200,000	-	-	200,000	20,634	200,000	(7,535)	99,537	292,002	10,278
(z)	63,000	(289)	1,867	64,578	12,276	63,000	(3,539)	22,867	82,328	2,296
(aa)	282,641	(799)	3,865	285,707	52,223	282,641	(7,049)	34,113	309,705	35,311
(bb)	69,300	(958)	3,208	71,550	5,795	69,300	(7,858)	26,308	87,750	2,685
(cc)	100,000	(800)	5,926	105,126	9,097	100,000	(5,300)	39,259	133,959	4,111
(dd)	88,000	(369)	10,662	98,293	9,431	88,000	(2,118)	61,168	147,048	4,165
Totals	$2,700,744	$(11,449)	$68,464	$2,757,759	$440,968	$2,706,563	$(77,159)	$774,541	$3,403,945	$181,466

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

During the six months ended June 30, 2020 and 2019, the Company received $0 and $1,981,550, respectively, in proceeds from issuance of convertible notes, and made repayments of $0 and $608,000, respectively. During the six months ended June 30, 2020, and 2019, the Company converted $5,819 and $40,000, respectively, in principal and $8,021 and $2,685, respectively, in accrued interest on convertible notes to common stock. Debt discount and premium amortizations for the six months ended June 30, 2020, totaled $65,712 and $706,079, respectively, while interest expense was $333,235. Debt discount and premium amortizations for the six months ended June 30, 2019, totaled $162,425 and $1,448,214, respectively, while interest expense was $696,536.

Note D – Stockholders’ Equity

Common Stock

On March 11, 2020, the board of directors amended the Articles of Incorporation to increase the number of authorized common shares to 300,000,000,000 with a par value of $.0001 per share. On June 30, 2020 and December 31, 2019 there were 783,029,648 and 487,359,288 shares issued and outstanding respectively.

During the six months ended June 30, 2020 and 2019, unaffiliated holders of our convertible notes payable elected to convert $5,819 and $40,000 of principal into 96,984,801 and 297,618 shares of our common stock, respectively, and $8,021 and $2,685 in accrued interest into 198,685,559 and 21,399 shares of common stock, respectively, at prices per share discounted from the stock’s fair market value on each conversion date based on discount rates specified in each respective note.

In May 2019, the Company issued 361,538 shares of common stock (“Returnable Shares) to a lender as a commitment fee. The Returnable Shares were to be returned to the Company if the note was fully repaid and satisfied prior to 180 days from the issue date. As such, the Returnable Shares were valued at $0.38 fair market value on their date of issuance (the grant date), and their total value of $137,384 was initially recorded as a prepaid expense. The underlying note was not repaid prior to 180 days from the issue date, and the value was expensed in full in November 2019.

Preferred Stock

Our Articles of Incorporation provide that we may issue up to 10,000,000 shares of various series of preferred stock. Subject to the requirements of the Colorado Business Corporation Act, the Board of Directors may issue the preferred stock in series with rights and preferences as the Board of Directors may determine appropriate, without shareholder approval.

The Company has designated 4,500,000 Series B Convertible Preferred shares, of which 240,000 shares were issued and outstanding at June 30, 2020 and December 31, 2019. These 240,000 Series B shares are convertible into 10,909 common shares. There were no issuances of Series B convertible preferred stock during the six months ended June 30, 2020 or 2019.

The Company has also designated 150,000 shares of Series A Convertible Preferred Shares. These shares entitle the holder to $.01 per share dividend when declared by the Board of Directors, and 1,000 votes on all matters submitted to a vote by the shareholders. Each Series A convertible share may be converted into one share of our common stock. There were 980,000 and 80,000 shares of Series A convertible preferred stock at June 30, 2020 and December 31, 2019, respectively.

On January 15, 2020, Robert W. Ferguson, our CEO, and Fred J. Popke, our COO, were each issued 450,000 shares of Series A convertible preferred stock in exchange for $25 each in services rendered. There were no issuances of Series A convertible preferred stock during the six months ended June 30, 2019.

Note E – Related Party Transactions

We incur various consulting, management, and software licensing expenses with our officers, directors, and companies owned by our officers and directors. During the six months ended June 30, 2020 and 2019, we incurred $0 and $234,756, respectively, with these individuals and companies, and we had payable balances of $217,500 at June 30, 2020 and December 31, 2019.

Note F – Prepaid Expenses

	June 30, 2020	December 31, 2019
Prepaid insurance	$-	$2,238
Deposits for office leases	989	989
Total	$989	$3,227

Note G – Subsequent Events

The Company has analyzed events occurring subsequent to June 30, 2020, through the date these financial statements were issued, and noted the following material items requiring disclosure herein:

During the subsequent period from July 1, 2020, through October 4, 2023, unaffiliated holders of our convertible notes payable elected to convert $2,136,062 of principal interest and fees into 15,510,263,295 shares of our common stock at prices ranging from $.00003 to $.001 per share at rates discounted from the stock’s fair market value on each conversion date based on discount rates specified in each respective note. These conversions include $1,674,041 of principal into 12,453,421,867 shares of our common stock and $481,036 in accrued interest into 2,750,751,270 shares of common stock. Unaffiliated convertible debt holders were issued 306,090,158 shares of common stock in exchange for $27,010 in conversion fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Quarterly Report on Form 10-Q Advantego Corporation is referred to as “we,” “our,” “us,” the “Company,” or “Advantego.”

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

Additional services include Product Design, Engineering and Manufacturing services; Custom Enterprise Software development; and Licensing of Intellectual Property from its vast library of strategic partners. This provides a “one-stop-shop” for our customers.

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

We also provide subscription-based online directory listing services and we are a reseller of software that allows potential customers to better locate an auto collision center or any business on the internet. As of December 31, 2019, 25 auto care collision centers were using this software.

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

Additionally, we also resold subscription-based online directory listing services which allowed potential customers to better locate an auto collision center on the internet.

As of June 30, 2020, the Company does not expect anything of substance to develop in the future from the relationships it has established with its strategic partners, and the Company has recognized only minimal revenue in 2020. The Company will not be expending any further resources to enhance any existing service or try to adapt the present technologies of its strategic partners to new opportunities.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior. We expect these changes in behavior to continue. The impacts seen to date may continue to create a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

The Covid 19 pandemic has impacted our business resulting in the cancellation of certain business contracts and hindered our ability to raise additional capital, specifically: Trivver, Badu, Interscope, Alliance, Angel Investment Network, Aftermaster, ASKA and Hooray.

Contractual Obligations

There were no other material changes to our contracts not previously reported.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020 and 2019, we had revenues of $0 and $21,066, respectively. The related cost of sales for the three months ended June 30, 2020 and 2019 was $0 and $15,272, respectively. The decrease in revenue was the result of the wind down of renewal fees for our digital signage service and service for our digital signage product to a network of certified auto care collision centers in the United States during the later parts of 2019. Similarly, our cost of sales decreased as we had no renewal costs. As a result, gross margin for the three months ended June 30, 2020 decreased to $0 from $5,794 during the same period during 2019. Our general and administrative expenses totaled $7,919 and $304,403 for the three months ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expenses was primarily the result of wind down of operations as a result of the lack of cash and the onset of the Covid pandemic. Interest expense was $186,315 and $446,384 during the three months ended June 30, 2020 and 2019, respectively. The decrease during 2020 was due to conversion of a portion of our convertible notes payable into common stock, resulting in a lower principal balance on which to accrue interest.

During the six months ended June 30, 2020 and 2019, we had revenues of $5,773 and $29,391, respectively. The related cost of sales for the six months ended June 30, 2020 and 2019 was $0 and $26,110, respectively. The decrease in revenue was the result of the wind down of renewal fees for our digital signage service and service for our digital signage product to a network of certified auto care collision centers in the United States during the later parts of 2019. Similarly, our cost of sales decreased as we had no renewal costs. As a result, gross margin for the six months ended June 30, 2020 increased to $5,773 from $3,281 during the same period during 2019. Our general and administrative expenses totaled $18,804 and $652,152 for the six months ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expenses was primarily the result of wind down of operations as a result of the lack of cash and the onset of the Covid pandemic. Interest expense was $333,235 and $696,536 during the six months ended June 30, 2020 and 2019, respectively. The decrease during 2020 was due to conversion of a portion of our convertible notes payable into common stock, resulting in a lower principal balance on which to accrue interest.

Liquidity and Capital Resources

Our primary sources and (uses) of cash for the six months ended June 30, 2020 and 2019 were as follows:

	2020	2019
Cash (used) by operating activities	$(3,965)	$(1,329,905)
Cash from investing activities	$-	$-
Cash provided by financing activities	$454	$1,373,550

During the six months ended June 30, 2020, operating activities used $3,965, which consisted of a net loss of $346,266, offset by non-cash expenses of $65,712 in debt discount amortization and $50 in stock-based compensation, as well as a net change in operating assets and liabilities of $276,539. Financing activities for the six months ended June 30, 2020 was comprised solely of $454 in cash used in excess of bank balance. We didn’t have any investing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2019, we used $1,329,905 in operating activities, which consisted of a net loss of $1,345,407, offset by $162,425 in debt discount amortization and net change in operating assets and liabilities of $146,923. Also, during the six months ended June 30, 2019, we received $1,373,550 from financing activities, consisting of $1,981,550 in proceeds from convertible notes, offset by repayments of convertible notes of $608,000. We did not have any investing activities during the six months ended June 30, 2019.

See Note B to the June 30, 2020 financial statements included as part of this report, for a description of our significant accounting policies.

See Note C to the June 30, 2020 financial statements, which are a part of this report, for a discussion of our convertible notes payable.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective for the following reasons:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ADVANTEGO CORPORATION

October 4, 2023	By:	/s/ Robert W. Ferguson
Robert W. Ferguson, Principal Executive Officer

October 4, 2023	By:	/s/ Tracy A. Madsen
Tracy A. Madsen, Principal Financial and Accounting Officer

